Form 10-Q
period 2000-09-30
REGENERATION TECHNOLOGIES INC
filed 2000-11-13
CIK 1100441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO _____

                         COMMISSION FILE NUMBER 0-31271

                         REGENERATION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                               59-3466543
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)


                              ONE INNOVATION DRIVE
                             ALACHUA, FLORIDA 32615
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (904) 418-8888
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES (  ) NO ( X )

            Shares of common stock, $0.001 par value, outstanding on
                        September 30, 2000: 21,556,354.

                                    1 of 17

                         REGENERATION TECHNOLOGIES, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

Part I            Financial Information                                        Page #
------            ---------------------                                        ------
Item 1            Financial Statements                                         3 - 9

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          10- 13

Item 3            Quantitative and Qualitative Disclosures About Market Risk   14

Part II           Other Information
-------           -----------------

Item 1            Legal Proceedings                                            14

Item 2            Changes in Securities and Use of Proceeds                    14

Item 3            Default upon Senior Securities                               15

Item 4            Submission of Matters to a Vote of Security Holders          15

Item 5            Other Information                                            15

Item 6            Exhibits and Reports on Form 8-K                             15

Signature Page                                                                 16


                                    2 of 17

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS


            REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                             (IN THOUSANDS)


                                                                         DECEMBER 31,         SEPTEMBER 30,
                                                                             1999                 2000
                                                                         ------------         -------------
                                  ASSETS
Current Assets:
  Cash and cash equivalents ...........................................    $   7,536           $  28,370
  Accounts receivable - less allowance of $335 in 1999 and $446
    in 2000 ...........................................................       15,507              22,921
  Product inventories .................................................       15,639              20,248
  Supply inventories ..................................................          593               1,148
  Prepaid and other current assets.....................................        1,175               2,031
  Deferred tax asset ..................................................          748               1,045
                                                                           ---------           ---------
      Total current assets ............................................       41,198              75,763
Investments ...........................................................         -                 10,000
Property, plant and equipment - net ...................................        5,813              13,070
Intangible asset - net ................................................         -                  2,726
Deferred tax asset ....................................................        1,230               1,108
Other assets - net ....................................................          298                 684
                                                                           ---------           ---------
                                                                           $  48,539           $ 103,351
                                                                           =========           =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ...................................................     $  21,057           $  20,208
  Accrued expenses ...................................................         2,178               3,855
  Current portion of deferred revenue ................................           225                 225
  Line of credit .....................................................         2,787                -
  Current portion of long-term debt ..................................           899               1,121
                                                                           ---------           ---------
      Total current liabilities ......................................        27,146              25,409
Long-term debt - less current portion ................................         2,027               3,910
Deferred revenue .....................................................         3,928               3,759
                                                                           ---------           ---------
      Total liabilities ..............................................        33,101              33,078
                                                                           ---------           ---------
Commitments and contingencies
Stockholders' equity:
  Series A Preferred stock ...........................................             2                -
  Series B Preferred stock ...........................................         6,580                -
  Series C Preferred stock ...........................................        10,000                -
  Common stock .......................................................             4                  19
  Additional paid-in capital .........................................           444              71,479
  Retained (deficit) earnings ........................................        (1,182)              1,107
  Deferred compensation ..............................................          (400)             (2,400)
  Due (from) to stockholder - net of due to (from) stockholder .......            (4)                 82
  Less treasury stock ................................................            (6)                (14)
                                                                           ---------           ---------
      Total stockholders' equity .....................................        15,438              70,273
                                                                           ---------           ---------
                                                                           $  48,539           $ 103,351
                                                                           =========           =========

      See notes to unaudited condensed consolidated financial statements.

                                    3 of 17

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                               ----------------------------------  ---------------------------------
                                                                    1999              2000              1999              2000
                                                               ----------------  ----------------  ----------------  ---------------
Revenues from core operations:
  Fees from tissue distribution.............................     $   18,938         $  31,265         $   49,112        $    84,481
  Other revenues from core operations.......................            426               435              1,813              1,298
                                                                 ----------       -----------        -----------         ----------
          Total revenues....................................         19,364            31,700             50,925             85,779
Management services fees....................................         10,682            16,392             28,144             45,327
                                                                 ----------       -----------        -----------         ----------
          Net revenues......................................          8,682            15,308             22,781             40,452
Costs of processing and distribution........................          4,725             7,866             13,715             20,985
                                                                 ----------       -----------        -----------         ----------
          Gross profit......................................          3,957             7,442              9,066             19,467
                                                                 ----------       -----------        -----------         ----------

Expenses:
  Marketing, general and administrative.....................          2,541             5,295              6,397             13,834
  Research and development..................................            506               549              1,308              1,750
                                                                 ----------       -----------        -----------         ----------
          Total expenses....................................          3,047             5,844              7,705             15,584
                                                                 ----------       -----------        -----------         ----------
Operating income............................................            910             1,598              1,361              3,883
                                                                 ----------       -----------        -----------         ----------
Equity in (loss) of unconsolidated subsidiary...............          -                    (5)              -                  -
Interest (expense) income:
  Interest expense..........................................            (76)              (95)              (189)              (362)
  Interest income...........................................              4               383                 94                514
                                                                 ----------       -----------        -----------         ----------
          Total interest (expense) income - net.............            (72)              288                (95)               152
                                                                 ----------       -----------        -----------         ----------
Income before income tax expense............................            838             1,881              1,266              4,035
Income tax expense..........................................           (369)             (811)              (642)            (1,745)
                                                                 ----------       -----------        -----------         ----------
Net income..................................................     $      469       $     1,070        $       624         $    2,290
                                                                 ==========       ===========        ===========         ==========
Net income per common share - basic.........................     $     0.13       $      0.08        $      0.17         $     0.33
                                                                 ==========       ===========        ===========         ==========
Net income per common share - diluted.......................     $     0.03       $      0.05        $      0.04         $     0.12
                                                                 ==========       ===========        ===========         ==========
Pro forma net income per common share - basic...............     $     0.03       $      0.05        $      0.04         $     0.13
                                                                 ==========       ===========        ===========         ==========
Pro forma net income per common share - diluted.............     $     0.03       $      0.05        $      0.04         $     0.12
                                                                 ==========       ===========        ===========         ==========
Weighted average shares outstanding - basic.................      3,669,482        13,632,139          3,671,676          7,023,605
                                                                 ==========       ===========        ===========         ==========
Weighted average shares outstanding - diluted...............     16,116,180        21,091,334         16,096,034         19,527,935
                                                                 ==========       ===========        ===========         ==========
Pro forma weighted average shares outstanding - basic.......     15,791,882        19,745,304         15,794,076         18,277,382
                                                                 ==========       ===========        ===========         ==========
Pro forma weighted average shares outstanding - diluted.....     16,116,180        21,091,334         16,096,034         19,527,935
                                                                 ==========       ===========        ===========         ==========


       See notes to unaudited condensed consolidated financial statements.

                                    4 of 17

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          -----------------------
                                                              1999        2000
                                                          ----------- -----------
Cash flows from operating activities:
  Net income ..........................................    $    624   $   2,290
  Adjustments to reconcile net income to net cash
     used in operating activities:
      Depreciation and amortization expense............         549       1,176
      Bad debt expense.................................         112         237
      Amortization of deferred revenue.................        (169)       (169)
      Deferred income taxes............................         (69)       (176)
      Deferred compensation and nonqualified option....          98         609
      Changes in assets and liabilities - cash (used in)
       provided by:
        Accounts receivable ...........................      (7,502)     (7,652)
        Product and supply inventories ................      (4,975)     (4,530)
        Prepaid and other current assets ..............         328        (426)
        Other assets ..................................         (82)       (394)
        Accounts payable ..............................       6,595        (849)
        Accrued expenses ..............................       1,309       1,472
        Other liabilities .............................         (40)       -
                                                           --------   ---------
           Net cash used in operating activities ......      (3,222)     (8,412)
                                                           --------   ---------
Cash flows from investing activities:
  Cash paid for Alabama Tissue Center assets...........         -          (250)
  Purchase of long term investments....................         -       (10,000)
  Purchase of property, plant and equipment............      (1,509)     (5,173)
                                                           --------   ---------
           Net cash used in investing activities ......      (1,509)    (15,423)
                                                           --------   ---------
Cash flows from financing activities:
  Proceeds from stock offering, net of offering costs..         -        48,118
  Payments on capital lease and note obligations.......        (322)       (731)
  Stock issuance costs.................................          (1)       -
  Amounts advanced to stockholder......................      (5,226)     (4,311)
  Payments received from stockholder...................       5,194       4,398
  Line of credit borrowings (payments) - net...........       1,161      (2,787)
  Purchase of treasury stock...........................          (1)        (18)
                                                           --------   ---------
           Net cash provided by financing activities ..         805      44,669
                                                           --------   ---------
Net (decrease) increase in cash and cash equivalents...      (3,926)     20,834

Cash and cash equivalents, beginning of period ........       3,926       7,536
                                                           --------   ---------
Cash and cash equivalents, end of period...............    $    -     $  28,370
                                                           ========   =========


      See notes to unaudited condensed consolidated financial statements.

                                    5 of 17

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
     For the Three Months and Nine Months Ended September 30, 1999 and 2000
                                   (Unaudited)
                 (In thousands, except share and per share data)

1. BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These condensed consolidated financial statements do not include all disclosures provided in the annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 contained in the Company's prospectus filed with the Securities and Exchange Commission on August 10, 2000. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the interim periods, have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

     The condensed consolidated financial statements include the accounts of Regeneration Technologies, Inc. ("RTI") and its wholly owned subsidiaries, Georgia Tissue Bank ("GTB") and Alabama Tissue Center ("ATC") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

2. PRODUCT INVENTORIES
     Product inventories by stage of completion are as follows:

                                                  December 31,    September 30,
                                                      1999             2000
                                                  ------------    -------------
Unprocessed donor tissue ...................         $ 2,342          $ 2,584
Tissue in process ..........................           3,454            7,418
Implantable donor tissue ...................           9,744           10,075
Nontissue inventory for resale .............              99              171
                                                  ------------    -------------
                                                    $ 15,639         $ 20,248
                                                  ============    =============

3. EARNINGS PER SHARE
     A reconciliation of the number of shares of common stock used in calculation of basic and diluted Earnings Per Share ("EPS") is presented below:

                                             Three Months Ended               Nine Months Ended
                                        -----------------------------   ----------------------------
                                        September 30,   September 30,   September 30,  September 30,
                                            1999            2000              1999           2000
                                        -------------   -------------   -------------  -------------
Basic Shares ......................         3,669,482      13,632,139       3,671,676      7,023,605
Effect of dilutive securities:
   Stock options and warrants......           324,298       1,346,030         301,958      1,250,553
   Conversion of preferred stock...        12,122,400       6,113,165      12,122,400     11,253,777
                                        -------------   -------------   -------------  -------------
Diluted Shares ....................        16,116,180      21,091,334      16,096,034     19,527,935
                                        =============   =============   =============  =============
Net income in thousands ...........      $        469     $     1,070     $       624    $     2,290
Basic EPS .........................      $       0.13     $      0.08     $      0.17    $      0.33
Diluted EPS .......................      $       0.03     $      0.05     $      0.04    $      0.12

                                    6 of 17

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued) For the Three Months and Nine Months Ended September 30, 1999 and 2000
                                   (Unaudited)
                 (In thousands, except share and per share data)

4. PRO FORMA EARNINGS PER SHARE

     Pro forma basic and diluted EPS assumes that the conversion of all preferred stock to common stock effective upon the Company's initial public offering (see Note 8) happened as of the beginning of each respective period is shown below:

                                            Three Months Ended                 Nine Months Ended
                                       -----------------------------     -----------------------------
                                       September 30,   September 30,     September 30,   September 30,
                                           1999            2000              1999            2000
                                       -------------   -------------     -------------   -------------
Pro forma Basic Shares ..............     15,791,882      19,745,304        15,794,076      18,277,382
Effect of dilutive securities:
   Stock options and warrants........        324,298       1,346,030           301,958       1,250,553
                                       -------------   -------------     -------------   -------------
Pro forma Diluted Shares ............     16,116,180      21,091,334        16,096,034      19,527,935
                                       =============   =============     =============   =============
Net income in thousands .............    $       469     $     1,070       $       624     $     2,290
                                       =============   =============     =============   =============
Pro forma Basic EPS .................    $      0.03     $      0.05       $      0.04     $      0.13
                                       =============   =============     =============   =============
Pro forma Diluted EPS ...............    $      0.03     $      0.05       $      0.04     $      0.12
                                       =============   =============     =============   =============


5. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                           Nine Months Ended
                                                                      ----------------------------
                                                                      September 30,  September 30,
                                                                         1999             2000
                                                                      -------------  -------------
Interest paid during the period ..................................       $ 190         $   363
Noncash capital lease obligations ................................       $ 168         $   570
Conversion of note payable to common stock .......................       $  -          $   250
Notes payable issued to acquire land and buildings ...............       $  -          $ 2,800
Reduction in capital lease obligation upon purchase of building ..       $  -          $   283
Reduction in straight-line rent accrual upon purchase of building.       $  -          $   225
Noncash insurance financing ......................................       $ 407         $   430
Acquistion of Alabama Tissue Center assets for stock .............       $  -          $ 3,500
Issuance of stock options.........................................       $  -          $ 2,604


6. SEGMENT DATA

     The Company processes human musculoskeletal and cardiac tissue received from various tissue recovery agencies and distributes the tissue through various channels. This one line of business represents 100% of consolidated fees from tissue distribution and is comprised of three primary product lines: spinal allografts, other precision tooled allografts and other processed tissue. The following table presents fees from tissue distribution by each of the Company's three primary product lines:

                                                 Three Months Ended                 Nine Months Ended
                                          -------------------------------    ------------------------------
                                          September 30,     September 30,    September 30,    September 30,
                                               1999              2000             1999             2000
                                          -------------     -------------    -------------    -------------
Fees from tissue distribution:
   Spinal allografts ...................     $ 15,358          $ 24,043         $ 39,998         $ 66,501
   Other precision tooled allografts ...        1,162             2,715            3,064            6,576
   Other processed tissue ..............        2,418             4,507            6,050           11,404
                                          -------------     -------------    -------------    -------------
      Total ............................     $ 18,938          $ 31,265         $ 49,112         $ 84,481
                                          =============     =============    =============    =============

                                    7 of 17

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued) For the Three Months and Nine Months Ended September 30, 1999 and 2000
                                   (Unaudited)
                 (In thousands, except share and per share data)

7. INVESTMENTS
     All investments with an original maturity of greater than three months are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designations as of each balance sheet date. At September 30, 2000, the Company's investment portfolio consisted of marketable debt securities classified as held-to-maturity. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities until maturity. Held-to-maturity securities are recorded either as short-term or long-term on the balance sheet based upon contractual maturity date and are stated at amortized cost, which approximates fair value at September 30, 2000. At September 30, 2000, short-term held-to-maturity securities included in cash and cash equivalents approximated $19,670 and long-term held-to-maturity securities included in investments approximated $10,000 and mature in 2001.

8. SIGNIFICANT EVENTS
     On June 16, 2000, the Company approved a stock split resulting in an exchange of 1 share for 4.8 shares of common stock issued and outstanding. All share and per share amounts have been retroactively adjusted for this split.

     On August 10, 2000, the Company completed its initial public offering of Common Stock. The net proceeds to the Company from the sale of the 3,800,000 shares of Common Stock offered by the Company were $48.1 million (after deducting underwriting discounts and commissions and offering expenses).

     On August 21, 2000, the Company completed the acquisition of the net assets of a division of the University of Alabama Health Services Foundation, which was doing business as the Alabama Tissue Center, in Birmingham, Alabama. The acquisition was financed by a cash payment of $250 and the issuance of 250,000 shares of the Company's common stock, valued at the Company's $14.00 per share initial public offering price, or $3,500. The Company may be required to make an additional cash payment of $250 upon the achievement of certain milestones. The results of operations of ATC are included in the Condensed Consolidated Financial Statements for the period August 21, 2000 through September 30, 2000.

     The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets on their preliminary estimated fair market values at the date of acquisition as follows:

Tissue inventory .............................        $    635
Process equipment ............................             359
Software license..............................              15
Goodwill .....................................           2,741
                                                  ------------
Net assets acquired ..........................         $ 3,750
                                                  ============

Purchase financed by:
Value of common stock issued .................         $ 3,500
Cash paid ....................................             250
                                                  ------------

Total financing ..............................         $ 3,750
                                                  ============

     The acquired preliminary goodwill will be amortized over its estimated useful life of 15 years. The Company is in the process of completing its final purchase price allocation and determination of related goodwill and other intangibles.

     The unaudited pro forma results, assuming ATC had been acquired on January 1, 1999, including pro forma adjustments for amortization of goodwill and income taxes, are approximately as follows:

                                    8 of 17

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued) For the Three Months and Nine Months Ended September 30, 1999 and 2000
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                               Three Months Ended                  Nine Months Ended
                                         ------------------------------     -------------------------------
                                         September 30,    September 30,     September 30,     September 30,
                                             1999              2000              1999              2000
                                         -------------    -------------     -------------     -------------
   Total revenues .....................      $ 19,850         $ 32,371          $ 52,319          $ 87,409
   Net income .........................           391            1,025               411             2,108
   Net income per share -- basic ......      $   0.11         $   0.08          $   0.11          $   0.30

     The pro forma information does not necessarily reflect the actual results that would have occurred nor is it indicative of future results of operations of the combined companies.

9. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS "133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivatives to be recognized as assets or liabilities and measured at fair value. Changes in such fair value will impact earnings to the extent of any ineffectiveness in hedging relationships. The provisions of SFAS 133 and related amendments and interpretations are effective for the Company beginning January 1, 2001, including the interim periods of that year. The Company intends to adopt SFAS 133 January 1, 2001, and does not expect there to be any significant adverse impact on its interest rate risk management activities. In addition, based on the market valuations of outstanding derivative contracts at September 30, 2000, the Company does not expect there to be any material adverse impact on its results of operations, financial position or liquidity resulting from the adoption of SFAS 133.


                                    9 of 17

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

     TOTAL REVENUES. Our total revenues increased by $12.3 million, or 63.4%, to $31.7 million for the three months ended September 30, 2000 from $19.4 million for the three months ended September 30, 1999.

     Fees from tissue distribution increased by $12.3 million, or 65.1%, to $31.3 million for the three months ended September 30, 2000 from $18.9 million for the three months ended September 30, 1999. The increase in fees from tissue distribution was due largely to an increase of $8.7 million in revenues from the distribution of our spinal allografts, an increase of $2.1 million from the distribution of other processed tissue and an increase of $1.5 million from the distribution of other precision-tooled allografts. The increase in our revenues from spinal allografts was due primarily to the increase in volume from three new spinal allografts we introduced in late 1998, plus a new allograft introduced in late 1999. Other processed tissue revenues increased due to the expansion of our distribution from a regional basis in 1999 to a national basis in 2000 and an increase in our International business. Of the increase in our revenues from precision-tooled allografts, $0.7 million was related to allografts we introduced in 1998 and 1999, with $0.8 million from four new allografts introduced in 2000. Other revenues from core operations, which consist of tissue processing fees, biomedical laboratory fees and manufacturing royalties, were unchanged at $0.4 million for the three months ended September 30, 2000 compared to $0.4 million for the three months ended September 30, 1999.

     MANAGEMENT SERVICES FEES. Management services fees, which consist of amounts paid to Medtronic Sofamor Danek for management services they provide to assist in the distribution of our allografts, increased by $5.7 million, or 53.3%, to $16.4 million for the three months ended September 30, 2000 from $10.7 million for the three months ended September 30, 1999. The increase in the absolute amount of these fees was due to the greater revenues generated through the management services of Medtronic Sofamor Danek. As a percentage of total revenues, however, these fees decreased from 55.2% for the three months ended September 30, 1999 to 51.7% for the three months ended September 30, 2000. This decrease is attributable to the increase in revenue from our non-spinal allografts for which we do not pay management services fees.

     NET REVENUES. Our net revenues increased by $6.6 million, or 75.9%, to $15.3 million for the three months ended September 30, 2000 from $8.7 million for the three months ended September 30, 1999. As a percentage of total revenues, our net revenues increased from 44.8% for the three months ended September 30, 1999 to 48.3% for the three months ended September 30, 2000. This increase was due mainly to the impact of distribution of our non-spinal allografts, for which we do not pay management services fees.

     COSTS OF PROCESSING AND DISTRIBUTION. Costs of processing and distribution increased by $3.2 million, or 68.1%, to $7.9 million for the three months ended September 30, 2000 from $4.7 million for the three months ended September 30, 1999. As a percentage of net revenues, however, these costs decreased from 54.0 % for the three months ended September 30, 1999 to 51.6 % for the three months ended September 30, 2000. This reduction was attributable primarily to improvements in processing efficiencies achieved through our introduction of automated processing machinery, as well as efficiencies associated with increased volume. In addition, the increase in our net revenues due to reduced management services fees payable by us also resulted in a reduction of the percentage of our net revenues attributable to costs of processing and distribution.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased by $2.7 million, or 108.0%, to $5.2 million for the three months ended September 30, 2000 from $2.5 million for the three months ended September 30, 1999. This increase was partially due to the addition of additional marketing and administrative staff to support our growing business. Other cost increases included an increase in distributor commissions, primarily on other processed tissue, increased depreciation expense for new equipment and the corporate buildings purchased on March 30, 2000, and increased professional fees, marketing programs and travel related expenses to support our distribution and marketing efforts. Georgia Tissue Bank, acquired in November 1999 and Alabama Tissue Center acquired in August 2000 contributed $0.3 million to the above increases. As a percentage of net revenues, marketing, general and administrative expenses increased from 28.7% for the three months ended September 30, 1999 to 34.0% for the three months ended September 30, 2000. This increase as a percentage of net revenues was due to adding additional personnel to support the expansion of our business in 2000.

                                    10 of 17

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $0.1 million, or 20.0%, to $0.6 million for the three months ended September 30, 2000 from $0.5 million for the three months ended September 30, 1999. This increase was due largely to our hiring additional personnel to develop new allografts and technologies combined with the cost of research studies to test new allografts and new allograft applications. We expense all research and development costs as incurred. As a percentage of net revenues, research and development expenses decreased from 5.7% for the three months ended September 30, 1999 to 3.9% for the three months ended September 30, 2000. This decrease was due to our net revenues rising without a commensurate increase in research and development expenses.

     INTEREST INCOME AND EXPENSE - NET. Net interest income for the three months ended September 30, 2000 was $288,000 compared to net interest expense of $72,000 for the three months ended September 30, 1999. The interest income for the three months ended September 30, 2000 was due to the investment of our stock offering proceeds from August 14, 2000 to September 30, 2000. The interest expense for the three months ended September 30, 1999 was largely due to borrowings under our line of credit facility entered into during the second quarter of 1999, as well as interest paid on a number of capital leases entered into after the first quarter of 1999.

     INCOME TAX EXPENSE. Income tax expense for the three months ended September 30, 2000 was $0.8 million versus $0.4 million for the three months ended September 30, 1999. The increase was due to the increase in income before taxes for the three months ended September 30, 2000 versus the income before income tax for three months ended September 30, 1999.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     TOTAL REVENUES. Our total revenues increased by $34.9 million, or 68.6%, to $85.8 million for the nine months ended September 30, 2000 from $50.9 million for the nine months ended September 30, 1999.

     Fees from tissue distribution increased by $35.4 million, or 72.1%, to $84.5 million for the nine months ended September 30, 2000 from $49.1 million for the nine months ended September 30, 1999. The increase in fees from tissue distribution was due largely to an increase of $26.5 million in revenues from the distribution of our spinal allografts, an increase of $5.4 million from the distribution of other processed tissue and an increase of $3.5 million from the distribution of other precision-tooled allografts. The increase in our revenues from spinal allografts was due primarily to the increase in volume from three new spinal allografts we introduced in late 1998, plus a new allograft introduced in late 1999. Other processed tissue revenues increased due to our assumption of the University of Florida Tissue Bank's ("UFTB") other processed tissue distribution business in April 1999 and our increased expansion of our other processed tissue business from a regional basis in 1999 to a national basis in 2000. We also expanded our other processed tissue business internationally, by adding new international distributors in Europe and Asia in the first six months of 2000. Of the increase in our revenues from precision-tooled allografts, $2.2 million was related to allografts we introduced in 1998 and 1999, with $1.3 million from two new allografts introduced in 2000. Other revenues from core operations, which consist of tissue processing fees, biomedical laboratory fees and manufacturing royalties, decreased by $0.5 million to $1.3 million for the nine months ended September 30, 2000 from $1.8 million for the nine months ended September 30, 1999. This decrease was due to receiving no processing fees from UFTB as a result of our assumption of their other processed tissue distribution business in April 1999 rather than continuing to process UFTB's other processed tissue for a fee.

     MANAGEMENT SERVICES FEES. Management services fees, which consist of amounts paid to Medtronic Sofamor Danek for management services they provide to assist in the distribution of our allografts, increased by $17.2 million, or 61.2%, to $45.3 million for the nine months ended September 30, 2000 from $28.1 million for the nine months ended September 30, 1999. The increase in the absolute amount of these fees was due to the greater revenues generated through the management services of Medtronic Sofamor Danek. As a percentage of total revenues, however, these fees decreased from 55.2% for the nine months ended September 30, 1999 to 52.8% for the nine months ended September 30, 2000. This decrease in management fees as a percentage of total revenues was attributable to the management services fees payable by us on certain of our allografts being 70% of revenues derived from distribution of allografts for which Medtronic Sofamor Danek provides management services for the first six months of 2000 compared to 80% during a portion of the first six months of 1999. In addition, an increase in distribution of our non-spinal allografts, for which we do not pay a management services fee, contributed to the reduction in management services fees as a percentage of total fees.


                                    11 of 17

     NET REVENUES. Our net revenues increased by $17.7 million, or 77.6 %, to $40.5 million for the nine months ended September 30, 2000 from $22.8 million for the nine months ended September 30, 1999. As a percentage of total revenues, our net revenues increased from 44.8% for the nine months ended September 30, 1999 to 47.2% for the nine months ended September 30, 2000. This increase was due mainly to the impact of distribution of our non-spinal allografts, for which we do not pay management services fees.

     COSTS OF PROCESSING AND DISTRIBUTION. Costs of processing and distribution increased by $7.3 million, or 53.3%, to $21.0 million for the nine months ended September 30, 2000 from $13.7 million for the nine months ended September 30, 1999. As a percentage of net revenues, however, these costs decreased from 60.1 % for the nine months ended September 30, 1999 to 51.9% for the nine months ended September 30, 2000. This reduction was attributable primarily to improvements in processing efficiencies achieved through our introduction of automated processing machinery, as well as efficiencies associated with increased volume. In addition, the increase in our net revenues due to reduced management services fees payable by us also resulted in a reduction of the percentage of our net revenues attributable to costs of processing and distribution.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased by $7.4 million, or 115.6%, to $13.8 million for the nine months ended September 30, 2000 from $6.4 million for the nine months ended September 30, 1999. This increase was partially due to the addition of additional marketing and administrative staff to support our growing business. Also contributing to the increase was an increase in facilities expense during 2000 due to additional leased space being leased by us during the period and real estate and property taxes. Other cost increases included an increase in distributor commissions, primarily on other processed tissue, increased depreciation expense for new equipment and the corporate buildings purchased on March 30, 2000, increased royalties and increased professional fees and travel related expenses to support our distribution and marketing efforts. Georgia Tissue Bank, acquired in November 1999 and Alabama Tissue Center acquired in August 2000 contributed $0.8 million to the above increases. As a percentage of net revenues, marketing, general and administrative expenses increased from 28.1 % for the nine months ended September 30, 1999 to 34.1% for the nine months ended September 30, 2000. This increase as a percentage of net revenues was due to adding additional personnel to support the expansion of our business in 2000.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $0.5 million, or 38.5%, to $1.8 million for the nine months ended September 30, 2000 from $1.3 million for the nine months ended September 30, 1999. This increase was due largely to our hiring additional personnel to develop new allografts and technologies. We expense all research and development costs as incurred. As a percentage of net revenues, research and development expenses decreased from 5.7% for the nine months ended September 30, 1999 to 4.4% for the nine months ended September 30, 2000. This decrease was due to our net revenues rising without a commensurate increase in research and development expenses.

     INTEREST INCOME AND EXPENSE - NET. Net interest income for the nine months ended September 30, 2000 was $152,000 compared to net interest expense of $95,000 for the nine months ended September 30, 1999. The interest income for the nine months ended September 30, 2000 was due to the investment of our stock offering proceeds from August 14, 2000 to September 30, 2000. The interest expense for the nine months ended September 30, 1999 was largely due to borrowings under our line of credit facility entered into during the second quarter of 1999, as well as interest paid on a number of capital leases entered into after the first quarter of 1999.

     INCOME TAX EXPENSE. Income tax expense for the nine months ended September 30, 2000 was $1.7 million versus $0.6 million for the nine months ended September 30, 1999. The increase was due to the increase in income before taxes for the nine months ended September 30, 2000 versus the income before income tax for nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our net cash used in operating activities was $8.4 million for the nine months ended September 30, 2000 compared to net cash used by operating activities of $3.2 million for the nine months ended September 30, 1999, an increased use of $5.2 million. During the nine months ended September 30, 2000 cash was provided by operating net income of $2.3 million and an increase in accrued liabilities of $1.5 million. We used $7.7 million for accounts receivable and $4.5 million for inventory.

     Our net cash used in investing activities increased by $13.9 million to $15.4 million for the nine months ended September 30, 2000 from $1.5 million for the nine months ended September 30, 1999. This increase was


                                    12 of 17
partially due to $0.9 million invested in our new manufacturing facility plus continued equipment purchases to support our staff and support our automation efforts. In addition, we paid $1.4 million for our acquisition of the building and land we previously leased, and the acquisition of additional land for expansion. In order to finance the purchase, we entered into a 20-year term loan in the amount of $2.8 million, collateralized by the property. The remainder of the purchase price was financed with a portion of the proceeds from our sale of preferred stock during 1999. We also invested $10.0 million in a long-term Federal Home Loan Bank note, which matures in December of 2001.

     Net cash provided by financing activities for the nine months ended September 30, 2000 was $44.7 million compared to $0.8 million for the same period in 1999. The increase in cash provided by financing activities was directly related to the receipt of the $48.1 million in net proceeds from our initial public stock offering.

     Our line of credit facility permits us to borrow up to $6.0 million on a revolving basis and is collateralized by our accounts receivable. This line of credit facility expires in December 2000. As of September 30, 2000, we had available borrowing capacity of $6.0 million under this facility.

     On March 30, 2000, we purchased the buildings and land that we currently occupy, plus an additional 20.8 acres of land for future expansion. The purchase price for the two buildings and 6.2 acres on which they are situated was $3.6 million, with the additional parcel of land costing approximately $0.6 million. In order to finance the purchase, we entered into a 20-year term loan in the amount of $2.8 million, collateralized by the property. The remainder of the purchase prices was financed with a portion of the proceeds from our sale of preferred stock during 1999. We continue to lease approximately 18,000 square feet of space in buildings adjacent to those we purchased and 8,800 square feet of warehouse space. On June 7, 2000 we started construction of new manufacturing and administrative buildings on the land purchased on March 30, 2000. Total estimated cost to construct and equip the new facilities is $25.2 million. We intend to finance $16.2 million of the cost with additional long-term debt and the balance of $9.0 million from the proceeds of our public stock offering.

     We currently believe that the net proceeds from our public stock offering, cash from operations and our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. The completion of one or more acquisitions by us could affect our need for capital.

IMPACT OF INFLATION

     Inflation generally affects us by increasing our cost of labor, equipment and processing tools and supplies. We have not in the past been adversely impacted by general price inflation.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

     Information contained in this filing contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the "Risk Factors" section of our Registration Statement on Form S-1 relating to our recently completed public offering, constitute cautionary statements identifying factors with respect to these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.


                                    13 of 17

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK
     We are exposed to changes in interest rates based upon financing, investing and cash management activities. We use a balanced mix of debt maturities along with both fixed-rate debt, variable-rate debt and derivative financial instruments (interest rate swaps) to manage exposure to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

     We have an interest rate swap arrangement which involves the exchange of variable interest rate payments, based on the 30-day LIBOR plus 150 basis points, without exchanging the notional principal amount. Payments or receipts on the agreement are recorded as adjustments to interest expense. At September 30, 2000, we had an outstanding swap agreement, maturing March 30, 2005, with a notional amount of $2,742,667. Under the agreement, we receive a fixed interest rate of 8.35%. The interest will remain fixed until the 30-day LIBOR is determined to be greater than or equal to 8%, at which time the interest rate will revert to the 30-day LIBOR plus 150 basis points. The counter party to this swap arrangement is a major financial institution.

     The fair value of this interest rate swap agreement represents the estimated receipt of payment that would be made to terminate the agreement. At September 30, 2000, we would have paid approximately $56,000 to terminate the agreement. If rates were to move down 100 basis points then we would owe the bank approximately $152,000 and if the rates were to move up 100 basis points, then we would receive approximately $41,000 from the bank.

     PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     We refer you to our Registration Statement on Form S-1, effective August 9, 2000, for a description of legal proceedings in which we are currently engaged.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     RECENT ISSUANCES OF UNREGISTERED SECURITIES

     On August 21, 2000 we issued a total of 250,000 shares of Common Stock, par value $.001 in a private placement to the University of Alabama Health Services Foundation PC. The securities were issued to purchase substantially all of the assets of Alabama Tissue Center. The Securities were offered and sold to a single accredited investor in a financing not involving a public offering and therefore the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

     USE OF PROCEEDS

     On August 9, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-35756). The offering date was August 10, 2000. The offering has terminated and all of the securities registered have been sold. The managing underwriters were Bank of America Securities, LLC, Lehman Brothers, and Stephens, Inc. Our registration was for 5,700,000 shares of Common Stock, par value $.001 per share. We sold 3,800,000 shares and the selling stockholder in the offering sold 1,900,000 shares, in both cases for $14.00 per share, generating $53.2 million in gross proceeds for us and $26.6 million in gross proceeds for the selling stockholder. After deducting approximately $3.7 million in underwriting discounts and commissions and an estimated $1.4 million in other transaction expenses, our net proceeds were $48.1 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payment to any of our directors, officers, persons owning 10% or more of any class of our equity securities or other affiliates.


                                    14 of 17

         From the effective date of the registration statement through September 30, 2000, the following table identifies the purposes and approximate amounts of the net proceeds paid directly or indirectly to others:


                                                                     (thousands)
Working capital ..................................................     $  7,700
Construction of a new manufacturing facility .....................          700
Continued research and development ...............................          400
Expansion of tissue supply and distribution programs .............          600
Purchase of additional manufacturing automation equipment ........          300
Investments in short-term (mature by 12/00), investment grade,
    interest bearing securities ..................................       19,700
Investment in long-term (matures 12/01), investment grade,
    interest bearing securities ..................................       10,000
Investment in interest bearing cash and cash equivalent funds ....        8,700
                                                                      ---------
       Total use of net proceeds                                       $ 48,100
                                                                      =========

     ITEM 3. DEFAULT UPON SENIOR SECURITIES

         Not Applicable

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

     ITEM 5. OTHER INFORMATION

         Not Applicable

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibits are filed as part of this report.

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K

               None.


                                    15 of 17

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Regeneration Technologies, Inc.
                                                (Registrant)


Date: November 13, 2000                    /s/ Richard R. Allen
      --------------------             --------------------------------
                                              Richard R. Allen
                                          Chief Financial Officer
                                          Chief Accounting Officer


                                    16 of 17