Form 10-K
period 2000-12-31
REGENERATION TECHNOLOGIES INC
filed 2001-03-29
CIK 1100441

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934

                  For the fiscal year ended DECEMBER 31, 2000

                                       or

   / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934

        For the transition period from ______________ to ______________.

                        Commission file number: 0-31271

                            ------------------------

                        REGENERATION TECHNOLOGIES, INC.

             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                     59-3466543
    (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                   ONE INNOVATION DRIVE, ALACHUA, FLORIDA 32615
                (Address of Principal Executive Offices) (Zip Code)

                                  (904) 418-8888
               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the NASDAQ National Market System on March 23, 2001, was approximately
$134.7 million.

    The number of shares of Common Stock outstanding as of March 23, 2001, was 21,669,759.

                      DOCUMENTS INCORPORATED BY REFERENCE

    As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement for the registrant's 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        REGENERATION TECHNOLOGIES, INC.
                            FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
PART I
Item 1   Business....................................................       2
           Company Overview..........................................       2
           Industry Overview.........................................       3
           Market Segments...........................................       3
           Tissue Recovery...........................................       4
           Marketing and Distribution................................       5
           Research and Development..................................       6
           Medical Advisory Board....................................       6
           Intellectual Property.....................................       7
           Competition...............................................       7
           Government Regulation.....................................       7
           Employees.................................................       8
           Risk Factors..............................................       9

Item 2   Properties..................................................      16

Item 3   Legal Proceedings...........................................      16

Item 4   Submission of Matters to a Vote of Security Holders.........      17

PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................      17

Item 6   Selected Financial Data.....................................      18

Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      20

Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................      26

Item 8   Consolidated Financial Statements and Supplementary Data....      26

Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................      27

PART III

Item 10  Directors and Executive Officers of the Registrant..........      27

Item 11  Executive Compensation......................................      27

Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................      27

Item 13  Certain Relationships and Related Transactions..............      27

PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................   28-29

         Index to Consolidated Financial Statements and Consolidated
         Financial Statement Schedule................................     F-1

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY, OUR MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY OUR MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. UNLESS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH HEREIN AND IN OTHER REPORTS OR DOCUMENTS THE REGISTRANT FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 1. BUSINESS.

COMPANY OVERVIEW

    Regeneration Technologies, Inc. is a leader in the use of natural tissues and innovative technologies to repair and promote the natural healing of human bone and other human tissues. Using core human physiology--the basic biology of natural tissues as they function in the body--our human tissue implants are improving surgical outcomes. We are a provider of comprehensive healing and natural tissue products in a broad range of markets. In addition, we are the largest processor and distributor in the United States of allografts that are precisely tooled for specific surgical uses, in terms of revenues, for the year ended December 31, 2000. Our distributors distribute our allografts in all 50 states and in nine countries internationally. We are also a processor of "conventional allografts," which are allografts that are not tooled by the processor for a specific surgical use.

    We process human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, pericardial and cardiovascular tissue in producing our allografts. Surgeons then use these tissues to repair and promote the healing of a wide variety of bone and other tissue defects, including spinal vertebrae repair, musculoskeletal reconstruction, fracture repair, repairs to the jaw and related tissues, urinary incontinence and heart valve disorders. Our current grafts range from conventional allografts to grafting material which is precisely tooled for specific surgical uses, including bone dowels, wedges, pastes and pins, urological allografts and heart valves.

    The following table outlines the markets we serve and the amount and percentage of our revenues, net of management services fees, from core operations for the periods ended December 31, 1998, 1999 and 2000:

                                                  PERIOD FROM                      YEAR ENDED
                                               FEBRUARY 12, 1998                  DECEMBER 31,
                                                TO DECEMBER 31,     -----------------------------------------
                                                     1998                  1999                  2000
                                              -------------------   -------------------   -------------------
MARKET
Spinal allografts..........................    $6,246      80.5%    $17,079      55.5%    $30,069      53.4%
Other precision tooled allografts..........       405        5.2      4,683       15.2     10,532       18.7
Other processed tissue.....................     1,112       14.3      9,027       29.3     15,732       27.9
                                               ------     ------    -------     ------    -------     ------
  Total....................................    $7,763     100.0%    $30,789     100.0%    $56,333     100.0%
                                               ======     ======    =======     ======    =======     ======

    In addition, we entered the cardiovascular market through our acquisition of the tissue processing and distribution business of Alabama Tissue Center.

    We pursue a market-by-market approach to distribution of our allografts, including strategic arrangements in order to increase our penetration in selected markets. We have an alliance with Medtronic Sofamor Danek in the spinal market, with Exactech, Inc. in portions of the bone paste market, and with C.R. Bard, Inc. in the urological market.

    Our BioCleanse system, we believe enables us to safely process tissue in a single system from multiple donors simultaneously. This system, which kills or inactivates all classes of conventional pathogens, viruses, microbes, bacteria and fungi, and which cleanses tissue both before and after processing, allows us to safely process tissue from up to 100 donors at the same time thereby significantly increasing the efficiency of our tissue processing. In addition, our BioCleanse system is able to remove blood, fats, lipids and other unwanted materials from the tissue we process more successfully than traditional processing.

INDUSTRY OVERVIEW

    Defects in bone and other human tissue can be caused by a variety of sources including trauma, congenital defect, infectious disease, cancer and other disease conditions. The prevalent method used by surgeons to repair and promote the healing of defective tissue is surgery, principally through the use of surgical implants. When considering a surgical procedure for tissue repair, surgeons and patients face a number of treatment options including metals and synthetics, "autograft" tissue, "allograft" tissue and "xenograft" tissue. An autograft procedure is one in which the surgeon harvests tissue from one part of a patient's body for transplant to another part of the body to make the needed repair. In contrast to autograft, allograft tissues are recovered from deceased human donors, processed for biologic safety, implanted with mechanical characteristics and then transplanted by a surgeon into the patient's body to make the needed repair. Procedures using xenograft tissue, while not widely used in the United States other than for heart valves, involve recovering animal tissue, typically from cattle or pigs, and then transplanting that recovered tissue into the patient's body.

MARKET SEGMENTS

    We process human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, pericardial and cardiovascular tissue, in producing our line of proprietary allografts. Our current tissues range from conventionally processed bone and soft tissue to bone implants that are precisely tooled for specific surgical uses, soft tissue, urological allografts and heart valves. The service fees we charge for our allografts vary extensively, ranging from a list service fee of less than $200 to in excess of $7,000 per allograft. Our most commonly used precision-tooled spinal allografts have listed services fees ranging from approximately $1,000 to $2,000. The following table summarizes our current allograft offerings in each of the market segments we serve and current distribution of these allografts:

    MARKET SEGMENT                           CURRENT ALLOGRAFTS                        CURRENT DISTRIBUTION
----------------------  ------------------------------------------------------------  ----------------------
Spinal Allografts       -MD-Series Threaded Bone Dowels                               Medtronic Sofamor
                        -Cornerstone SR Wedge                                           Danek
                        -Tangent Cortical Bone Wedge
                        -Precision Cortical Bone Wedge
                        -Osteofil Injectable Bone Paste
                        -Osteofil ICM Bone Paste with cortical cancellous chips
                        -Regenapack

Other Precision Tooled  -Interference screws                                          Network of independent
  Allografts            -Pre-shaped bone-tendon-bone ligament                           distributors
                        -Meniscus
                        -Pins
                        -Soft Tissue Anchors
                        -Suture Anchors
                        -Osteofil Injectable Bone Paste
                        -Osteofil ICM Bone Paste with cortical cancellous chips
                        -Regenafil Injectable Bone Paste                              Direct distribution
                        -Regenaform Moldable Bone Paste
                        -Pericardium membrane
                        -Opteform Moldable Bone Paste                                 Exactech

Other Processed Tissue  -Frozen femoral heads                                         Network of independent
                        -Demineralized bone matrix                                      distributors
                        -Cortical cancellous chips and cancellous chips
                        -Fibular wedges
                        -Iliac crest wedges
                        -Bulk allograft segments
                        -Non-precision tooled ligaments and tendons
                        -FasLata Fascia Lata                                          C.R. Bard
                        -Heart valves                                                 Network of independent
                                                                                        distributors

TISSUE RECOVERY

BACKGROUND

    Tissue recovery is the actual removal of tissue from a donor. Tissue recovery personnel recover tissue within 24 hours following a donor's death using surgical instruments and sterilization techniques similar to those used in hospitals for routine surgery. Techniques for recovery emphasize minimizing any physical alteration of a donor's body. Recovered tissue is placed on wet or dry ice and then transported by the recovery personnel to the tissue bank.

    Under U.S. law, human tissue cannot be sold. However, the law permits the recovery of some costs, such as those involved in recovering, processing and storing tissue and for the advancement of tissue processing technologies, the types of activities in which we are involved.

    Our network of donor recovery groups recovers a variety of tissue types from donors including tissue from the fibula, femur, tibia, humerus, ilium, pericardium, fascia lata, and hearts for valves. We screen recovered tissue in numerous ways to guard against transmittable diseases. This screening process includes evaluation of risk on the basis of donor lifestyle, interviews with the donor's family and physical examination of the donor. We also perform biomedical testing at various stages during the processing of tissue, using FDA licensed and other tests for known viruses and pathogens.

    Internationally, we currently are involved in expanding tissue recovery relationships in six countries in order to support our planned international growth. We have planned joint efforts with foreign partners for tissue recovery in Spain, Portugal, France, Austria, Switzerland and Italy. Tissue recovery internationally presents a number of different challenges than in the United States, including different laws, societal pressures and local customs.

    Donor recovery groups are part of relatively complex relationships. They deal with donor families, are regulated by the FDA and are often affiliated with hospitals, universities or organ procurement groups. Our relationship with donor recovery groups can be affected by some of the factors that affect these donor recovery groups and this could have an impact on the supply of tissue to us. For example, during March 2000, we became aware of letters from an anonymous source being circulated which made allegations against Allograft Resources of Wisconsin, or ARW, one of the donor recovery groups with which we have a management services agreement. One of these letters was addressed to the FDA and included specific alleged violations of federal regulations by ARW, including claims that tissue recipient safety had been compromised. We promptly dispatched a team to visit ARW to review its donor records and safety procedures. We also contacted the FDA and a team of FDA auditors conducted its own inspection of ARW. In addition, the board of directors of ARW engaged a law firm to interview every employee and a number of former employees of ARW about the allegations made.

    The FDA's inspection resulted in the issuance of an inspection notice and none of the observations noted by the FDA raised concerns over the safety of ARW tissue relating to the issues raised in the anonymous letters. The FDA made six observations, however, concerning documentation and record keeping, and proposed corrective actions. None of the FDA, our own internal investigation nor the law firm engaged by ARW found evidence to support the safety allegations made against ARW. We plan to continue monitoring the situation with ARW, as well as the other donor recovery groups with which we have recovery arrangements.

MARKETING AND DISTRIBUTION

    In the spinal market, we plan to continue our strategic alliance with Medtronic Sofamor Danek. We have two management services agreements with that company under which they provide management services to assist in the distribution and marketing of our spinal allografts and our Osteofil bone paste for spinal uses. Medtronic Sofamor Danek's sales representatives interact directly with surgeons, providing the necessary instrumentation, customer support, surgeon education and training, and marketing for our current spinal allografts. In exchange for its management services, we pay Medtronic Sofamor Danek service fees. Under the agreement for management services on our bone pastes, the amount of this service fee is 54% of the amount charged to each customer. This agreement expires in May 2018 or the expiration of our bone paste patent, whichever occurs later. Under the agreement for management services on our current line of spinal allografts, we pay Medtronic Sofamor Danek a service fee equal to 70% of the amount charged to each customer. Under this agreement, Medtronic Sofamor Danek also has the right for 60 days to require us to license to them on an exclusive basis any new allografts or other developments relating to spinal and cranial medical procedures at management fees and under other terms negotiated at that time. This agreement expires in July 2021. Under these agreements, subject to some exceptions, Medtronic Sofamor Danek also has exclusive rights to provide management services to assist in the distribution of our spinal and cranial allografts internationally, though it has not exercised this right to date.

    Our allografts are distributed in all 50 states and in nine countries internationally. In the United States, we have 26 independent distributors, which distribute our allografts through approximately 150 sales representatives, specializing in general orthopedics, complemented by our internal sales and marketing staff of 39 people. Internationally, we have four distributors which distribute our allografts through approximately 320 sales representatives. We pursue a market-by-market approach to distribution, including strategic relationships in selected markets, in order to increase our penetration of these markets.

    In the general orthopedics market, we have an agreement with Exactech, Inc. for the distribution of certain pre-molded bone pastes in the United States. Exactech distributes these pre-molded bone pastes through its network of sales agencies. Under this agreement, we receive a distribution fee from

Exactech equal to 32.5% of the amount charged by Exactech to its customers. Exactech has the right to distribute any improvements related to the licensed forms of bone paste which we may develop in the future, subject to the terms of this agreement. This agreement automatically terminates if we do not receive distribution fees for any period of time longer than six months. Additionally, we have the right to terminate this agreement if the amount paid to us under the agreement during any calendar year falls below a minimum specified amount. We are currently involved in litigation with Exactech, which is discussed under "Item 3, Legal Proceedings." We also distribute our sports medicine allografts through our network of independent distributors and independent sales representatives who distribute directly to hospitals and surgeons in their exclusive territory. Our distribution arrangements entitle these distributors to receive a commission for the revenues they generate and to maintain their status as the exclusive distributor in their territory if they reach a specified annual quota.

    We distribute our bone pastes not used in the spinal market through our network of independent distributors specializing in general orthopedics.

    For conventional tissue distribution, we use our network of 26 independent distributors with more than 150 independent sales representatives. Distributors and sales representatives receive a commission for the revenues they generate and have the right to maintain their status as the exclusive distributor in their territory if they reach a specified annual quota. In November 1999, our acquisition of Georgia Tissue Bank significantly increased the size of our distribution organization for conventional allografts.

    We use direct distribution for the oral-maxillofacial market, with an emphasis on the periodontal market. We use direct mail product information sheets and we attend trade shows to increase the exposure of our allografts. Our marketing staff supports these marketing efforts by speaking at various clinics and universities.

    In the urological market, we have an exclusive distribution agreement with C.R. Bard providing for the marketing and distribution of our urological allografts. Under this agreement, we ship our urological allografts directly to C.R. Bard's customers. In return, we receive reimbursement for shipping charges and a transfer fee equal to 40% of the amount charged to the customer. In order to remain our exclusive distributor of these allografts, C.R. Bard must meet a specific annual distribution quota. C.R. Bard has an exclusive 90-day right to negotiate an agreement for the distribution of any new technology, invention, process or application we may develop in the future for the treatment of "urinary voiding dysfunction or pelvic tissue defects." This agreement expires in June 2008, subject to a provision providing for automatic renewal.

    In the cardiovascular market, we distribute our heart valve allografts through two distributors within the southern United States.

    Our current and planned international distribution strategies vary by market, as well as within each country in which we operate.

RESEARCH AND DEVELOPMENT

    We plan to continue to develop new allografts and technologies within the orthopedics, urological and cardiovascular markets and to develop additional tissue-related technologies for other markets. As of December 31, 2000, our research and development staff consisted of 26 professional and technical personnel. Our research and development staff works closely with surgeons in the development of new techniques and procedures related to tissue healing.

MEDICAL ADVISORY BOARD

    The RTI and ATC Medical Advisory Boards are made up of doctors, surgeons and medical experts who meet periodically as a group to provide us with advice on industry trends in product development and surgical techniques. The RTI and ATC Medical Advisory Boards also work with members of our research and development staff in the development of new allografts and tissue technologies. Currently, the RTI Medical Advisory Board has eight members and the ATC Medical Advisory Board has seven members, representing a broad range of experience in fields relevant to our technologies and technologies under development.

INTELLECTUAL PROPERTY

    Our business depends upon the significant know-how and proprietary technology we have developed. To protect this know-how and proprietary technology, we rely on a combination of trade secret laws, patents, trademark and confidentiality agreements with our employees and others. The effect of these intellectual property rights is to define zones of exclusive use of the covered intellectual property.

    We presently hold four patents covering our MD-Series cortical bone dowel, a patent on the use of the interference screw technology, a patent covering our segmentally demineralized graft, and claims allowed for a patent on our segmentally demineralized stent or conduit technology in the United States. We also presently have one foreign patent covering our MD-Series cortical bone dowel technology. The duration of patent rights generally is 20 years from the date of filing of priority application, while trademarks, once registered, essentially are perpetual. We also have 52 continuations and patents pending in the U.S., and 50 corresponding foreign patents pending in various countries including, but not limited to, Canada, Mexico, Japan, Australia and the European Union. In addition, we rely on our substantial body of know-how, including proprietary techniques and processes in tissue recovery, research and development, tissue processing and quality assurance.

COMPETITION

    Competition in the bone and tissue healing industry is intense and subject to rapid technological change and evolving industry requirements and standards. Generally, competitors within the industry compete on the basis of design of related instrumentation, efficacy of products, relationships with the surgical community, depth of range of implants and pricing. Allograft implants compete with autograft, metals and synthetic tissues, as well as with alternative medical procedures. For the foreseeable future, we believe a significant number of surgeons will continue to choose to perform autograft procedures when feasible, despite the necessity of performing a second operation on the patient in order to obtain the autograft tissue. In addition, many members of the medical community will continue to prefer to use metals and synthetics due in part to their familiarity with the products and the procedures required for their use. While synthetics are not osteoinductive, we believe that researchers will eventually develop methods for permitting the combination of synthetic tissue with recombinant growth stimulating materials in order to create an osteoinductive synthetic tissue. We and a number of other companies are conducting research intended to develop this technology.

    Our principal competitors in the conventional allograft market include the Musculoskeletal Transplant Foundation, the American Red Cross Tissue Services, Allosource and LifeNet. Among our competitors in precision-tooled allograft are Osteotech, LifeNet, Musculoskeletal Transplant Foundation, and Tutogen. Other companies who process bone pastes include Osteotech, Allosource, GenSci Regeneration Sciences and Musculoskeletal Transplant Foundation. Among the companies that market devices used for soft tissue anchoring in bladder neck suspensions are Mentor, Ethicon, a division of Johnson & Johnson, Boston Scientific, Smith & Nephew and C.R. Bard. In the cardiovascular tissue market, CryoLife is our principal competitor distributing human heart valves.

GOVERNMENT REGULATION

    Government regulation plays a significant role in the processing and distribution of allografts. The production, testing, labeling, storage, record keeping, approval, advertising and promotion of allografts are governed or influenced by the Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal and state statutes and regulations. Failure to comply with applicable requirements could result in fines, injunctions, civil penalties, recall or seizure of products, suspension of production, inability to market current products, criminal prosecution, and refusal of the government to authorize the marketing of new products. We also are licensed by the states of New York, Florida, California and Maryland. These states have regulations similar to FDA ensuring proper donor screening and tissue processing.

    We currently market allografts that are subject to the FDA's "Human Tissue Intended for Transplantation" regulation. Under this regulation, we are required to perform donor screening and infectious disease testing and to document this screening and testing for each tissue we process. FDA has authority under the rule to inspect human tissue processing facilities, and to detain, recall, or destroy tissues for which appropriate documentation is not available. We are not required to obtain premarket clearance from FDA for products that meet the regulation's definition of "human tissue."

    In January 2001, FDA issued a Final Rule requiring tissue processors to register with the agency and list their tissue products. We are currently in the process of becoming an FDA registered tissue processor in compliance with this rule. This is a preliminary step to FDA issuing its proposed comprehensive tissue regulations titled "Current Good Tissue Practices for Manufacturers of Human Cellular and Tissue Based Products." This proposed regulation is presently in the comment period with implementation estimated for late 2002 or early 2003. See below in "Risk Factors" for a more comprehensive discussion of this proposed regulation.

    Heart valve allografts, distributed by Alabama Tissue Center, are regulated by FDA as medical devices. FDA permits entities that processed and distributed heart valve allografts before June 26, 1991 to continue distributing heart valve allografts without obtaining 510(k) clearance or pre-market approval from the FDA. Our heart valve allografts are covered by this "grandfather" policy provided these heart valves are processed and labeled in the same manner as they were prior to June 26, 1991. Any changes to processes or labels would subject heart valves to the premarket approval process as a medical device.

    FDA may regulate additional allografts as medical devices which will require that we obtain approval from FDA.

    New products will require approvals and clearances as tissue, devices or biologics. These will be subject to pervasive and continuing regulation by FDA. We would be required to register new prducts as tissue, as a medical device, or as a biologic and manufacture these allografts in registered facilities and in accordance with Good Manufacturing Practices. We would also be subject to post-marketing surveillance and reporting requirements. In addition, our manufacturing facilities and processes would be subject to periodic FDA inspection. Our labeling and promotional activities would be subject to scrutiny by FDA and, in certain instances, by the Federal Trade Commission. The export of tissue, devices and biologics is also subject to regulation.

    Our tissue processing generates by-products classified as medical hazardous waste by the U.S. Environmental Protection Agency and the Florida Department of Environmental Protection. We segregate the material and properly dispose of it in compliance with applicable environmental regulations.

EMPLOYEES

    As of December 31, 2000, we had a total of 345 employees. The following chart shows the number of our employees involved in the various aspects of our business:

DEPARTMENT                                                  NUMBER OF EMPLOYEES
----------                                                  -------------------
Tissue Processing and Manufacturing.......................          205
Tissue Recovery...........................................           11
Sales and Marketing.......................................           39
Research and Development..................................           26
General and Administrative................................           64

RISK FACTORS

    AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER EACH OF THE RISKS AND UNCERTAINTIES DESCRIBED IN THIS SECTION AND ALL OF THE OTHER INFORMATION IN THIS DOCUMENT BEFORE DECIDING TO INVEST IN OUR COMMON STOCK. ANY OF THE RISK FACTORS WE DESCRIBE BELOW COULD SEVERELY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE MARKET PRICE OF OUR COMMON STOCK COULD DECLINE IF ANY OF THESE RISKS OR UNCERTAINTIES DEVELOP INTO ACTUAL EVENTS. YOU MAY LOSE ALL OR PART OF THE MONEY YOU PAID TO BUY OUR COMMON STOCK.

    WE HAVE A LIMITED OPERATING HISTORY, ARE AT AN EARLY STAGE OF DEVELOPMENT AND MAY NOT SUCCEED OR CONTINUE TO BE PROFITABLE.

    We incorporated in 1997 and commenced operations as an independent entity in 1998, and are at an early stage of development. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. We expect our operating expenses to increase and we will need to generate significant revenues to maintain profitability. We may not be able to achieve growth in our revenues at levels which will sustain or increase profitability on a quarterly or annual basis.

    Many of the risks inherent in the development of a new enterprise will affect our business, including:

    - market acceptance of our existing and future allografts and technologies;

    - our ability to continue to develop markets for our allografts and technologies;

    - our ability to raise sufficient capital to support the cost of commercializing our current allografts and technologies and developing new allografts and technologies to remain competitive; and

    - our ability to attract and retain qualified management, sales, technical and scientific staff.

    It is difficult for us to predict our future results of operations due to our limited operating history and the uncertain nature of our markets. As we increase our operating expenses to continue our research and development, expand manufacturing and add to our tissue recovery and distribution programs, these expenditures may not result in increased revenues and we may incur sizable losses.

    WE DEPEND HEAVILY UPON A LIMITED NUMBER OF SOURCES OF HUMAN TISSUE, AND ANY FAILURE TO OBTAIN TISSUE FROM THESE SOURCES IN A TIMELY MANNER WILL INTERFERE WITH OUR ABILITY TO PROCESS AND DISTRIBUTE ALLOGRAFTS.

    The University of Florida Tissue Bank, Inc., Tutogen Medical, Inc, Community Tissue Services. and Allograft Resources of Wisconsin collectively supplied us with approximately 68% of the human tissue we obtained in the year ended December 31, 2000. The limited supply of human tissue has at times limited our growth, and may not be sufficient to meet our future needs. In addition, due to seasonal changes in mortality rates, some scarce tissues that we use for our allografts are at times in particularly short supply. We cannot be sure that our supply of tissue will continue to be available at current levels or will be sufficient to meet our needs. If we are no longer able to obtain tissue from these sources sufficient to meet our needs, we may not be able to locate replacement sources of tissue on commercially reasonable terms, if at all. Any interruption of our business caused by the need to locate additional sources of tissue would significantly hurt our revenues, which could cause the market price of our common stock to decline. We expect our revenues would continue to suffer for at least as long as needed tissue is in short supply.

    OUR SUCCESS WILL DEPEND ON THE CONTINUED ACCEPTANCE OF OUR ALLOGRAFTS AND TECHNOLOGIES BY THE MEDICAL COMMUNITY.

    Our new allografts, technologies or enhancements to existing allografts may never achieve broad market acceptance, which can be affected by numerous factors, including:

    - clinical acceptance of our allografts and technologies;

    - introduction of competitive tissue repair treatment options which render our allografts and technologies too expensive or obsolete;

    - lack of availability of third-party reimbursement; and

    - our ability to train surgeons in the use of our allografts and technologies.

    Market acceptance will also depend on our ability to demonstrate that our existing and new allografts and technologies are an attractive alternative to existing tissue repair treatment options. Our ability to do so will depend on surgeons' evaluations of the clinical safety, efficacy, ease of use, reliability and cost-effectiveness of these tissue repair options and technologies. For example, we believe that a small portion of the medical community has lingering concerns over the risk of disease transmission through the use of allografts. Furthermore, we believe that even if the medical community generally accepts our allografts and technologies, recommendations and endorsements by influential surgeons will be important to the commercial success of our allografts and technologies. If our allografts and technologies are not broadly accepted in the marketplace, we may not achieve a competitive position in the market.

    IF WE FAIL TO ACHIEVE AND MAINTAIN THE HIGH PROCESSING AND MANUFACTURING STANDARDS THAT OUR ALLOGRAFTS REQUIRE OR IF WE ARE UNABLE TO DEVELOP ADDITIONAL MANUFACTURING CAPACITY, OUR COMMERCIAL OPPORTUNITY WILL BE REDUCED OR ELIMINATED.

    Our allografts require careful calibration and precise, high-quality processing and manufacturing. Achieving precision and quality control requires skill and diligence by our personnel. If we fail to achieve and maintain these high processing and manufacturing standards, including avoiding manufacturing errors, design defects or component failures:

    - we could be forced to recall or withdraw our allografts;

    - our allografts and technologies could fail quality assurance and performance tests;

    - production and deliveries of our allografts could be delayed or cancelled; and

    - our production costs could increase.

    We can never completely eliminate the risk of errors, defects or failures. Further, to be successful, we will need to increase our production capacity. It may be difficult for us to increase our production capacity due to problems related to yields, quality control and assurance, tissue availability, adequacy of control policies and procedures, and lack of skilled personnel. If we are unable to process and produce our allografts on a timely basis, at acceptable quality and costs, and in sufficient quantities, or if we experience unanticipated technological problems or delays in production, it will reduce our revenues and the market price of our common stock could decline as a result.

    RAPID TECHNOLOGICAL CHANGE WILL AFFECT US AND OUR CUSTOMERS, WHICH COULD RESULT IN REDUCED DEMAND FOR OUR ALLOGRAFTS.

    Technologies change rapidly in our industry and there are frequent introductions of new technologies. For example, steady improvements have been made in synthetic human tissue substitutes which compete with our allografts. Unlike allografts, synthetic tissue technologies are not dependent on the availability of human tissue. If one of our competitors successfully introduces synthetic technologies using recombinant technologies, it could result in a decline in demand for allografts. Although our growth strategy contemplates introducing new allografts and technologies, including the use of recombinant technologies, the development of these new allografts and technologies is a complex and uncertain process, requiring a high level of innovation, as well as the ability to accurately predict future technology and market trends. The allografts we currently have in development will require significant additional development, investment and testing. We may need to undertake costly and time-consuming efforts to achieve these objectives. We may not be able to respond effectively to technological changes and emerging industry standards, or to successfully identify, develop or support new technologies or enhancements to existing allografts in a timely and cost-effective manner, if at all. If we are unable to achieve the improvements in our allografts necessary for their successful commercialization, the demand for our allografts will suffer.

    WE FACE INTENSE COMPETITION, WHICH COULD RESULT IN REDUCED ACCEPTANCE AND DEMAND FOR OUR ALLOGRAFTS AND TECHNOLOGIES.

    The medical technology/biotechnology industry is intensely competitive. We compete with companies in the United States and internationally that engage in the development and production of medical technologies and processes including:

    - biotechnology, orthopedic, pharmaceutical, biomaterial, chemical and other companies such as Johnson & Johnson, Cryolife, Osteotech and the Musculoskeletal Tissue Foundation;

    - academic and scientific institutions; and

    - public and private research organizations.

    Many of our competitors have much greater financial, technical, research, marketing, sales, distribution, service and other resources than we have. Moreover, our competitors may offer a broader array of tissue repair treatment products and technologies or may have greater name recognition than we do in the marketplace. For example, we compete with a number of divisions of Johnson & Johnson, a company with significantly greater resources and brand recognition than we have. Our competitors, including several development stage companies, may develop or market technologies that are more effective or commercially attractive than ours, or that may render our technologies obsolete. For example, the successful development of a synthetic tissue product that permits remodeling of bones could result in a decline in the demand for allograft-based products and technologies.

    IF WE FAIL TO MAINTAIN OUR EXISTING STRATEGIC RELATIONSHIPS OR ARE UNABLE TO IDENTIFY ADDITIONAL DISTRIBUTORS OF OUR ALLOGRAFTS, OUR REVENUES MAY DECREASE.

    While we market a portion of our current technologies directly to our customers, we currently derive the majority of our revenues through our relationships with two companies, Medtronic Sofamor Danek, and C.R. Bard. In the year ended December 31, 2000, we derived approximately 52% of our net revenues from distribution assisted by management services provided by one company, Medtronic Sofamor Danek. This company provides nearly all of the instrumentation, surgeon training, distribution assistance and marketing materials for our line of spinal allografts. If our relationship with this distributor was terminated for any reason, our revenues would be materially and adversely affected.

    We may need to obtain the assistance of additional distributors to market and distribute our new allografts and technologies, as well as to market and distribute our existing allografts and technologies to new market segments or geographical areas. We may not be able to find additional distributors who will agree to market and distribute our allografts and technologies on commercially reasonable terms, if at all. If we are unable to establish new distribution relationships or renew our current distribution arrangements on favorable terms, our revenues may decline which could cause the market price of our shares to decline.

    OUR ALLOGRAFTS AND TECHNOLOGIES COULD BECOME SUBJECT TO SIGNIFICANTLY GREATER REGULATION BY THE FDA, WHICH COULD DISRUPT OUR BUSINESS.

    The U.S. Food and Drug Administration and several states have statutory authority to regulate allograft processing and allograft-based materials.

    The FDA recently inspected our facility and reviewed the steps that we took to validate the use of our BioCleanse system for the simultaneous processing of tissue from multiple donors. While the FDA left without noting any deficiencies, the FDA could identify deficiencies in future inspections or future regulatory rulings. Such findings may potentially disrupt our business, hurting our profitability.

    Proposed FDA regulations of human cellular and tissue-based products, titled "Good Tissue Practices," would regulate all stages of allograft manufacture, from procurement of tissue to distribution of final products. These proposed regulations will potentially increase regulatory scrutiny within our industry and this could lead to increased enforcement action affecting the conduct of business. As currently written, the proposed rules conflict with the manner in which we currently operate, namely pooling of tissue from multiple donors in the BioCleanse process. While the regulation does provide for a petition process for a variance from this rule if supported by a scientific justification, the FDA could nonetheless find this practice unacceptable for the manufacture of human tissue products. A final finding of this nature would require us to expend significant resources to bring our process into compliance.

    Some of our proposed grafts will contain tissue derived from animals, commonly referred to as xenografts. Xenografts are medical devices that are subject to premarket review by the FDA.

    At present our existing allografts are not regulated as medical devices, however, FDA may require us to obtain medical device or biologics licenses and may require clinical testing. Disapproval of our license applications and restricted distribution of products may also result. The FDA may require post-market testing and surveillance to monitor the effects of approved allografts, may restrict the commercial applications of our allografts, and may conduct periodic inspections of our facility and our suppliers' facilities. Delays encountered during the FDA approval process may shorten the patent protection period during which we have the exclusive right to commercialize any allografts.

    Other regulatory entities include state agencies with statutes covering tissue banking. Of particular relevance to our business are regulations issued by Florida, New York, California, and Maryland. We currently have a petition on file with Florida for a variance from certain of that state's rules pertaining to the manner in which allograft products are labeled and tracked. If the petition is declined, we will be required to substantively change our standard practice with regard to these issues. There is also the possibility that our license could be revoked and fines could be levied against us if Florida denies our petition.

    It is possible that others may make allegations against us or against donor recovery groups or tissue banks, including those with which we have a relationship, about non-compliance with applicable FDA regulations or other relevant statutes and regulations. Allegations like these could cause regulators or other authorities to take investigative or other action, or could cause negative publicity for us or our industry generally. These actions or any negative publicity could cause the market price of our shares to decline.

    OUR INDUSTRY IS SUBJECT TO ADDITIONAL GOVERNMENT REGULATIONS AND ANY INCREASED REGULATIONS OF OUR CURRENT OR FUTURE ACTIVITIES COULD SIGNIFICANTLY INCREASE THE COST OF DOING BUSINESS THEREBY REDUCING OUR PROFITABILITY.

    Some aspects of our business are subject to additional local, state, federal or international regulation. Changes in the laws or new interpretations of existing laws could negatively affect our business, revenues or prospects, and increase the costs associated with conducting our business. In particular, the procurement and transplantation of allograft tissue is subject to federal regulation under the National Organ Transplant Act, or NOTA, a criminal statute that prohibits the purchase and sale of human organs, including bone and other tissue. NOTA permits the payment of reasonable expenses associated with the transportation, processing, preservation, quality control and storage of human tissue, which are the types of services we perform. If in the future NOTA were amended or interpreted in a way that makes us unable to include some of these costs in the amounts we charge our customers, it could reduce our revenues and therefore hurt our business. It is possible that more restrictive interpretations or expansions of NOTA could be adopted in the future which could require us to change one or more aspects of our business, at a substantial cost, in order to continue to comply with this statute.

    A variety of additional local, state, federal and international government laws and regulations govern our business, including those relating to the storage, handling, generation, manufacture and disposal of medical wastes from the production of our allografts. While at present we believe we comply with these laws and regulations, if we fail to conduct our business in compliance with these laws and regulations, it could subject us to significant liabilities. We carry $21.0 million of insurance that would cover some liabilities arising from hazardous biological materials. We cannot be certain, however, that this insurance will continue to be available.

    NEGATIVE PUBLICITY CONCERNING METHODS OF TISSUE RECOVERY AND SCREENING OF DONOR TISSUE IN OUR INDUSTRY COULD REDUCE DEMAND FOR OUR ALLOGRAFTS AND IMPACT THE SUPPLY OF AVAILABLE DONOR TISSUE.

    Media reports or other negative publicity concerning both improper methods of tissue recovery from donors and the risk of disease transmission from donated tissue could limit widespread acceptance of our allografts. Unfavorable reports of illegal tissue recovery practices, both in the United States and internationally, as well as incidents of improperly processed tissue leading to transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of allograft technologies. Potential patients may not distinguish our allografts, technologies and the tissue recovery and processing procedures we have in place, from those of our competitors or others engaged in tissue recovery. In addition, families of potential donors may become reluctant to agree to donate tissue to "for profit" tissue processors.

    IF OUR PATENTS AND THE OTHER MEANS WE USE TO PROTECT OUR INTELLECTUAL PROPERTY PROVE TO BE INADEQUATE, OUR COMPETITORS COULD EXPLOIT OUR INTELLECTUAL PROPERTY TO COMPETE MORE EFFECTIVELY AGAINST US.

    The law of patents and trade secrets is constantly evolving and often involves complex legal and factual questions. The U.S. government may deny or significantly reduce the coverage we seek in our patent applications before or after a patent is issued. We therefore cannot be sure that any particular patent we apply for will be issued, that the scope of the patent protection will exclude our competitors, that interference proceedings regarding any of our patent applications will not be filed, or that we will achieve any other competitive advantage from a patent. In addition, it is possible that one or more of our patents will be held invalid if challenged or that others will claim rights in or ownership of our patents and other proprietary rights. If any of these events occur, our competitors may be able to use our intellectual property and compete more effectively against us.

    Because patent applications are secret until patents are actually issued and the publication of discoveries in the scientific or patent literature lags behind actual discoveries, we cannot be certain if our patent application was the first application filed covering a particular invention. If another party's rights to an invention are superior to ours, we may not be able to obtain a license to use that party's invention on commercially reasonable terms, if at all. In addition, our competitors, many of which have greater resources than we do, could obtain patents that will prevent, limit or interfere with our ability to make use of our inventions either in the United States or in international markets. Further, the laws of some foreign countries do not always protect our intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings in the United States or foreign countries also may be necessary to enforce our patent or other intellectual property rights or to determine the scope and validity of our competitors' proprietary rights. These proceedings can be costly, result in product development delays, and divert our management's attention from our business.

    We also rely upon unpatented proprietary techniques and processes in tissue recovery, research and development, tissue processing and quality assurance. It is possible that others will independently develop technology similar to ours or otherwise gain access to or disclose our proprietary technologies. We may not be able to meaningfully protect our rights in these proprietary technologies, which would reduce our ability to compete.

    In 1996, a law was passed in the United States that limits the enforcement of patents covering the performance of surgical or medical procedures on a human body. This law prevents medical practitioners and health care entities who practice these procedures from being sued for patent infringement. Therefore, depending upon how these limitations are interpreted by the courts, they could have a material adverse effect on our ability to enforce any of our proprietary methods or procedures deemed to be surgical or medical procedures.

    OUR SUCCESS WILL DEPEND IN PART ON OUR ABILITY TO OPERATE WITHOUT INFRINGING ON OR MISAPPROPRIATING THE PROPRIETARY RIGHTS OF OTHERS, AND IF WE ARE UNABLE TO DO SO WE MAY BE LIABLE FOR DAMAGES.

    We cannot be certain that U.S. or foreign patents or patent applications of other companies do not exist or will not be issued that would prevent us from commercializing our allografts and technologies. Third parties may sue us for infringing or misappropriating their patent or other intellectual property rights. Intellectual property litigation is costly. If we do not prevail in litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license requiring us to make royalty payments. It is possible that a required license will not be available to us on commercially acceptable terms, if at all. In addition, a required license may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around another company's patent, we may be unable to make use of some of our technologies or distribute our allografts. This could hurt our revenues and the market price of our shares.

    WE OR OUR COMPETITORS MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS WHICH COULD CAUSE US TO BE LIABLE FOR DAMAGES OR CAUSE INVESTORS TO THINK WE WILL BE LIABLE FOR SIMILAR CLAIMS IN THE FUTURE.

    The development of allografts and technologies for human tissue repair and treatment entails an inherent risk of product liability claims, and substantial product liability claims may be asserted against us. Although we have not received any material product liability claims to date and have a $23.0 million insurance policy with Lexington Insurance Company of Delaware to cover these claims should they arise, claims could arise in the future for which our insurance will not be adequate. Moreover, insurance covering our business may not always be available in the future on commercially reasonable terms, if at all. If our insurance proves to be inadequate to pay a damage award, we may not have sufficient funds to do so which would harm our financial condition. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. In addition, claims against us, regardless of their merit or potential outcome, may also hurt our ability to obtain surgeon endorsement of our allografts or to expand our business.

    WE MAY NEED TO RAISE ADDITIONAL FUNDS TO OPERATE AND GROW OUR BUSINESS, AND IF WE ARE UNABLE TO RAISE THESE FUNDS, OUR ABILITY TO EFFECT OUR BUSINESS STRATEGY COULD BE DISRUPTED.

    Pursuing our business strategy may require us to raise additional funds. However, the extent of our future capital requirements and the adequacy of available funds will depend on numerous factors, including:

    - market acceptance of our existing and future allografts and tissue-based technologies;

    - progress in our efforts to develop new allografts and tissue-based technologies;

    - our success in commercializing technologies we have in development; and

    - the development of strategic distribution alliances.

    If we decide to raise additional funds, we likely would do so through equity or debt financings, strategic alliances or other sources. The terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings likely will contain restrictive covenants that limit our ability to pursue particular courses of action, including paying dividends. Our ability to obtain financing depends upon the status of our future business prospects, as well as conditions prevailing in the capital markets.

    IF WE ARE NOT SUCCESSFUL IN EXPANDING OUR DISTRIBUTION ACTIVITIES INTO INTERNATIONAL MARKETS, WE WILL NOT BE ABLE TO PURSUE ONE OF OUR STRATEGIES FOR INCREASING OUR REVENUES.

    Our current and planned international distribution strategies vary by market, as well as within each country in which we operate. For example, we distribute only a portion of our line of allografts within each country. We recently signed distribution agreements with distributors in several key markets internationally, including Germany, Austria, Switzerland, the Netherlands, Greece, Portugal, South Korea, Turkey and Italy. We have recently completed product registration in Israel and are in the process of finalizing a distribution agreement in that country. Our international operations will be subject to a number of risks which may vary from the risks we face in the United States, including:

    - the need to obtain regulatory approvals in foreign countries before we can offer our grafts and technologies for use;

    - longer distribution-to-collection cycles, as well as difficulty in collecting amounts owed to us;

    - dependence on local distributors;

    - limited protection of intellectual property rights;

    - fluctuations in the values of foreign currencies; and

    - political and economic instability.

    If we are unable to effectively expand our operations in international markets, we will not be able to pursue one of our most important strategies for increasing our revenues.

    IF THIRD PARTY PAYORS FAIL TO PROVIDE APPROPRIATE LEVELS OF REIMBURSEMENT FOR THE USE OF OUR ALLOGRAFTS, OUR REVENUES WOULD BE ADVERSELY AFFECTED.

    Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Any new federal or state legislation could result in significant changes in the availability, delivery, pricing and payment for healthcare services and products. While we cannot predict what form any new legislation will take, it is possible that any significant healthcare legislation, if adopted, could lower the amounts paid to us for our services, which would decrease our revenues.

    Our revenues depend largely on the reimbursement of patients' medical expenses by government health care programs and private health insurers. Governments and private insurers closely examine medical procedures incorporating new technologies to determine whether the procedures will be covered by payment, and if so, the level of payment which may apply. We cannot be sure that third party payors will continue to reimburse us or provide payment at levels which will be profitable to us.

ITEM 2. PROPERTIES

    Our physical facilities, located in Alachua, Florida, include two company-owned buildings comprising 45,000 square feet, as well as leased space in nearby buildings. These facilities include 20 clean-rooms for tissue processing and packaging, freezers for storage of tissue and laboratory facilities. We currently house our BioCleanse processing and laboratory operations in approximately 15,000 square feet of space which we currently lease for approximately $18,000 per month. This lease expires in February 2002. We sublease 3,855 square feet of space in the buildings we own to the University of Florida Tissue Bank for approximately $5,000 per month, on a month-to-month basis. We also lease 8,800 square feet of warehouse space at a rate of $4,500 per month under a lease expiring in June 2002. We have the option to extend this lease for an additional year.

    Our wholly owned subsidiary, Georgia Tissue Bank, operates from a leased building in Atlanta, Georgia comprising 9,300 square feet, with three clean-rooms for tissue processing and packaging, and freezers for tissue storage. This lease has a three-year term, expiring in October 2002. The current rent under this lease is $12,365 per month.

    Our wholly owned subsidiary, Alabama Tissue Center, operates from a leased space on the campus of University of Alabama in Birmingham, Alabama comprising 3,200 square feet, with four clean-rooms for tissue processing and packaging, and freezers for tissue storage. This lease has a two-year term, expiring in August 2002. The current rent under this lease is $3,989 per month.

    We are constructing a new 132,000 square foot facility on approximately 21 acres of recently acquired property adjacent to our existing facilities. We intend for this new facility to meet the FDA's current Good Manufacturing Practices requirements. We believe the new facility will increase our capacity for tissue processing while allowing us to process tissue more economically. We also believe this new facility will allow us to be compliant with proposed the FDA's "Good Tissue Practices" and proposed regulation to be designated as an FDA approved medical device manufacturer if necessary.

ITEM 3. LEGAL PROCEEDINGS.

EXACTECH LITIGATION

    On June 22, 1999, Exactech, Inc. filed a complaint against RTI, the University of Florida Tissue Bank or UFTB, and 19 of our medical distributors and sales agents. The complaint alleges that we breached a license agreement under which Exactech has certain rights to distribute our bone paste products. UFTB assigned this agreement to us as part of our separation from UFTB. The court granted our motion to enforce an arbitration provision in the agreement, and the matter is now in arbitration. Only RTI, Exactech and UFTB remain as parties in the arbitration. The dispute relates to the scope of rights transferred under the license agreement. RTI and Exactech each have conducted discovery, including the exchange of documents and the taking of depositions. The parties currently are concluding additional limited non-party discovery. We maintain that the scope of rights transferred to Exactech was narrow, while Exactech asserts that it has broader rights. This matter will proceed before a three-person arbitration panel. Upon our motion, the arbitration panel bifurcated the proceeding and the issue of the scope of Exactech's rights under the license agreement will be determined in the initial phase of the arbitration. We anticipate that the initial phase of the arbitration will take place in June, 2001. Exactech alleges it suffered monetary damages but has never placed a dollar value on these alleged damages. The arbitration panel will consider damages only if Exactech establishes that we breached the license agreement. The arbitration is ongoing; consequently, management cannot estimate the impact on the Company's business or financial operations.

OSTEOTECH LITIGATION

    On February 25, 1999, RTI, UFTB and Medtronic Sofamor Danek brought suit in U.S. District Court for the Northern District of Florida against
Osteotech, Inc. The initial complaint alleges that Osteotech is infringing two patents for Diaphysical Cortical Bone Dowels. On October 6, 2000, the Court allowed plaintiffs to amend the complaint to add an additional count that Osteotech is also infringing a third, recently-issued patent for the Diaphysical Cortical Dowel. UFTB licenses these patents to us on an exclusive basis and then we sublicense these patents to Medtronic Sofamor Danek. Plaintiffs are seeking injunctive relief against Osteotech, preventing it from continuing to distribute products that infringe any of the three patents. Plaintiffs also are seeking monetary damages in an amount based on the profit they believe they would have made if the patents never were infringed by Osteotech. Currently, the parties are conducting discovery and the trial has been set for February 6, 2002. All legal expenses in this action are being paid by Medtronic Sofamor Danek.

    We are from time to time, involved in litigation relating to claims arising out of our operations in the ordinary course of business. We believe that none of these claims that were outstanding as of December 31, 2000 will have a material adverse impact on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of our security holders during the fourth quarter of our year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION AND HOLDERS

    Our common stock is quoted on the NASDAQ National Market System ("NASDAQ") under the symbol "RTIX." The following table sets forth the range of high and low sales prices for our common stock for the periods indicated since our common stock began trading on the Nasdaq Stock Market on August 10, 2000:

2000                                                            HIGH       LOW
----                                                          --------   --------
Third Quarter (August 10, 2000 to September 30, 2000).......   $14.63     $8.25
Fourth Quarter..............................................   $15.00     $8.69

    As of January 17, 2001, we had 160 stockholders of record of our common stock and an estimated 2,362 beneficial owners. The closing sale price of our common stock on January 17, 2001 was $12.00 per share.

DIVIDEND POLICY

    We have never paid cash dividends. We do not expect to declare or pay any dividends on our common stock in the foreseeable future, but instead intend to retain all earnings, if any, to invest in our operations. In addition, our existing bank credit facility restricts our ability to pay dividends. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, financial condition and other relevant factors.

USE OF PROCEEDS

    On August 9, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-35756). The offering date was August 10, 2000. The offering has terminated and all of the securities registered have been sold. The managing underwriters were Bank of America Securities, LLC, Lehman Brothers, and Stephens, Inc. Our registration was for 5,700,000 shares of Common Stock, par value $.001 per share. We sold 3,800,000 shares and the selling stockholder in the offering sold 1,900,000 shares, in both cases for $14.00 per share, generating $53.2 million in gross proceeds for us and $26.6 million in gross proceeds for the selling stockholder. After deducting approximately
$3.7 million in underwriting discounts and commissions and $1.5 million in other transaction expenses, our net proceeds were $48.0 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payment to any of our directors, officers, persons owning 10% or more of any class of our equity securities or other affiliates.

    From the effective date of the registration statement through December 31, 2000, the following table identifies the approximate amounts of the net proceeds paid directly or indirectly to others:

                                                              (THOUSANDS)
                                                              -----------
Working capital.............................................    $ 7,787
Construction of a new manufacturing facility................      2,210
Continued research and development..........................        500
Expansion of tissue supply and distribution programs........        600
Purchase of additional manufacturing automation equipment...        300
Investment in interest bearing cash and cash equivalent
  funds.....................................................     36,628
                                                                -------
    Total use of net proceeds...............................    $48,025
                                                                =======

    In addition, we may also use a portion of the net proceeds from the offering to acquire businesses, assets, technologies or product lines that complement our existing business if we could make these acquisitions on terms which we deem to be favorable.

    Our management will have significant flexibility in applying the net proceeds of the offering. Pending any use as described above, we intend to invest the net proceeds in short-term, interest-bearing investment-grade instruments.

ITEM 6. SELECTED FINANCIAL DATA.

    The statement of operations data set forth below for the years ended December 31, 1996 and for 1997 and the period from January 1, 1998 to February 11, 1998 for our predecessor business have been derived from the audited statements of revenues and direct costs and accompanying notes. In addition, the statement of operations data set forth below for the period from February 12, 1998, when we began operations, to December 31, 1998, and for the years ended December 31, 1999 and 2000 and selected balance sheet data as of December 31, 1999 and 2000 have been derived from our consolidated financial statements and accompanying notes, which have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere in this Form 10-K. The following items should be considered when comparing the selected consolidated financial information from period to period: From January 1, 1996 to August, 1996, revenues from core operations and cost of processing and distribution for the predecessor business consisted of revenues from and costs of conventional tissue processing. Beginning in August, 1996, the predecessor business began to distribute precision tooled allografts and, therefore, revenues from core operations and cost of processing and distribution for the predecessor business consisted of both revenues for, and costs of, conventional tissue processing and distribution of precision tooled allografts. During the year ended December 31, 1997, the period from January 1, 1998 to February 11, 1998 and the period from February 12, 1998 to December 31, 1998, revenues from core operations and cost of processing and distribution consisted of revenues from and costs of conventional tissue processing and distribution of precision tooled allografts. Beginning in April, 1999, revenues from core operations included revenues for direct distribution of conventional tissue into Florida and Georgia as well as revenues for distribution of allografts that are precisely tooled for specific surgical uses. The selected consolidated financial data set forth below should be read along with "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and accompanying notes included elsewhere in this document.

                                                                   PERIOD FROM    PERIOD FROM
                                                                    JANUARY 1,    FEBRUARY 12,
                                      YEAR ENDED     YEAR ENDED      1998 TO        1998 TO       YEAR ENDED     YEAR ENDED
                                     DECEMBER 31,   DECEMBER 31,   FEBRUARY 11,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                         1996           1997           1998           1998           1999           2000
                                     ------------   ------------   ------------   ------------   ------------   ------------
                                                       (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues from core operations:
  Fees from tissue distribution....     $  706        $11,074         $2,416       $  31,892      $   70,783     $  120,905
  Other revenues from core
    operations.....................      1,585          2,435            410           3,365           2,237          1,598
                                        ------        -------         ------       ---------      ----------     ----------
    Total revenues.................      2,291         13,509          2,826          35,257          73,020        122,503
Management services fees...........        565          8,875          1,932          24,129          39,994         64,572
                                        ------        -------         ------       ---------      ----------     ----------
    Net revenues...................      1,726          4,634            894          11,128          33,026         57,931
Costs of processing and
  distribution.....................      1,987          3,344            590           9,845          19,172         28,159
                                        ------        -------         ------       ---------      ----------     ----------
    Gross profit...................       (261)         1,290            304           1,283          13,854         29,772
                                        ------        -------         ------       ---------      ----------     ----------
EXPENSES:
  Marketing, general and
    administrative.................        549          1,357            208           3,987           9,740         20,578
  Research and development.........         19            479             68           1,472           1,675          2,392
                                        ------        -------         ------       ---------      ----------     ----------
    Total expenses.................        568          1,836            276           5,459          11,415         22,970
                                                                                   ---------      ----------     ----------
Operating (loss) income............                                                   (4,176)          2,439          6,802
                                                                                   ---------      ----------     ----------
Equity in income of unconsolidated
  subsidiary.......................                                                       --              --              1
Interest (expense) income:
  Interest expense.................                                                     (153)           (285)          (434)
  Interest income..................                                                      187             187          1,207
                                                                                   ---------      ----------     ----------
    Total interest income
      (expense)--net...............                                                       34             (98)           773
                                                                                   ---------      ----------     ----------
(Loss) income before income tax
  benefit (expense)................                                                   (4,142)          2,341          7,576
Income tax benefit (expense).......                                                       --             619         (3,117)
                                                                                   ---------      ----------     ----------
Net (loss) income..................                                                $  (4,142)     $    2,960     $    4,459
                                                                                   =========      ==========     ==========
Net (loss) income per common
  share--basic.....................                                                $   (1.12)     $     0.81     $     0.42
                                                                                   =========      ==========     ==========
Net (loss) income per common
  share--diluted...................                                                $   (1.12)     $     0.18     $     0.22
                                                                                   =========      ==========     ==========
Weighted average shares
  outstanding--basic...............                                                3,686,770       3,669,970     10,639,884
                                                                                   =========      ==========     ==========
Weighted average shares
  outstanding--diluted.............                                                3,686,770      16,636,791     20,343,214
                                                                                   =========      ==========     ==========

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                1999        2000
                                                              ---------   ---------
BALANCE SHEET DATA:
Cash and cash equivalents...................................   $ 7,536    $ 34,944
Working capital (including cash and cash equivalents).......    14,052      60,336
Total assets................................................    48,539     108,911
Long-term obligations--less current portion.................     2,027       3,684
Total stockholders' equity..................................    15,438      72,476

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH THE FINANCIAL STATEMENTS AND THE NOTES TO SUCH STATEMENTS INCLUDED ELSEWHERE IN THIS FILING. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT US AND OUR INDUSTRY. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

OVERVIEW

    We were incorporated in 1997 as a wholly owned subsidiary of the University of Florida Tissue Bank, Inc., or UFTB. We began operations on February 12, 1998 when UFTB contributed to us its allograft manufacturing and processing operations, related equipment and technologies, distribution arrangements, research and development activities and certain other assets in exchange for shares of preferred stock. We also assumed various liabilities of UFTB that were related to the transferred business. At approximately the same time, we sold shares of preferred stock to a number of unrelated investors.

    In addition, UFTB assigned to us various agreements to which it was party at the time of the separation, including an agreement with Medtronic Sofamor Danek under which that company was given the right to be the exclusive provider of management services for our current line of precision-tooled allografts for use in spinal and cranial medical procedures, including our bone dowels. Under this agreement, we are required to pay Medtronic Sofamor Danek 70% of the amount charged for those spinal allografts.

    At approximately the time of our separation from UFTB, James M. Grooms, our President and Chief Executive Officer and former officer of UFTB prior to our separation from that entity, contributed his royalty rights in certain intellectual property to us in exchange for shares of our preferred stock. We recorded the assets acquired from UFTB and Mr. Grooms and the liabilities assumed from UFTB at their historical cost basis since these were deemed to be transactions between entities under common control.

    On April 15, 1999, we changed our business strategy to distribute both conventional allografts and allogratfts that are precisely tooled for specific surgical uses. Prior to that time, we processed both conventional and precision tooled allografts, but we only directly distributed the precision tooled allograft, allowing UFTB to distribute the conventional tissue processed by us. On April 15, 1999, as part of this change in business strategy, we entered into a Programs Transfer Agreement with UFTB under which UFTB transferred to us its recovery operations outside of Florida and Georgia, conventional allograft distribution services, and its interests in agreements with various tissue recovery programs in exchange for the offset of amounts owed to us by UFTB. Also on that date, we entered into a Tissue Recovery Agreement with UFTB under which UFTB functions as one of our tissue recovery agencies, supplying us with the majority of the tissue it recovers. As of April 15, 1999, the total amount owed to us by UFTB was approximately $5.0 million. Under the terms of the agreements, UFTB transferred to us its unprocessed donor tissue and conventional tissue with a fair value of approximately $3.0 million and equipment and fixtures with a fair value of approximately $0.1 million as a partial offset against the existing amounts owed to us by UFTB. UFTB agreed to repay the remaining amounts it owed to us by offsetting recovery fees from April 15, 1999 through June 30, 1999 against the outstanding balance, which fees, net of administrative costs, were approximately $0.7 million, and making monthly payments through the end of 1999 to repay the remaining balance of approximately $1.2 million.

    On November 1, 1999, we acquired the net assets of Georgia Tissue
Bank, Inc. along with certain equipment owned by a director of Georgia Tissue Bank. We financed this acquisition with a cash payment of $0.5 million and promissory notes totaling $1.3 million. We recorded our acquisition of the net assets of Georgia Tissue Bank under the purchase method of accounting.

    On August 21, 2000, we acquired substantially all of the existing assets and liabilities of a division of the University of Alabama Health Services Foundation, which had been doing business as the Alabama Tissue Center in Birmingham, Alabama. The acquisition was financed by a cash payment of $0.3 million and the issuance of $3.5 million in shares of our common stock, valued at the initial public offering price of $14.00 per share. We may be required to make an additional cash payment of $0.3 million upon the achievement of certain milestones. We recorded our acquisition of the net assets Alabama Tissue Center under the purchase method of accounting.

    All of our operations are located in the United States, although we distribute our allografts to customers both within and outside the United States.

    In general, tissue recovery rates increase during the month of March and decrease during the month of August. Although this seasonality in tissue recovery affects the availability of donor tissue during these periods, it historically has not affected our ability to continue processing available donor tissue or supply needed allografts. We attempt to manage our business so that short-term reductions in donor tissue recoveries do not affect the quarterly results of our business.

RESULTS OF OPERATIONS

    The following table sets forth, in both dollars and as a percentage of net revenues, the results of our operations for the periods indicated:

                                                     PERIOD FROM
                                                    FEBRUARY 12,                             YEAR ENDED
                                                       1998 TO                              DECEMBER 31,
                                                    DECEMBER 31,                 ----------------------------------
                                                        1998                       1999                      2000
                                                    -------------                --------                  --------
                                                                                   (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues from core operations:
  Fees from tissue distribution...................     $31,892                   $70,783                   $120,905
  Other revenues from core operations.............       3,365                     2,237                      1,598
                                                       -------                   -------                   --------
    Total revenues................................      35,257                    73,020                    122,503
Management services fees..........................      24,129                    39,994                     64,572
                                                       -------                   -------                   --------
    Net revenues..................................      11,128       100.0%       33,026       100.0%        57,931      100.0%
  Costs of processing and distribution............       9,845        88.5        19,172        58.1         28,159       48.6
                                                       -------       -----       -------       -----       --------      -----
    Gross profit..................................       1,283        11.5        13,854        41.9         29,772       51.4
                                                       -------       -----       -------       -----       --------      -----
EXPENSES:
  Marketing, general and administrative...........       3,987        35.8         9,740        29.5         20,578       35.5
  Research and development........................       1,472        13.2         1,675         5.1          2,392        4.1
                                                       -------       -----       -------       -----       --------      -----
    Total expenses................................       5,459        49.0        11,415        34.6         22,970       39.6
                                                       -------       -----       -------       -----       --------      -----
Operating (loss) income...........................      (4,176)      (37.5)        2,439         7.3          6,802       11.8
                                                       -------       -----       -------       -----       --------      -----
Equity in income of unconsolidated subsidiary.....          --          --            --          --              1         --
Interest (expense) income:
  Interest expense................................        (153)       (1.4)         (285)       (0.9)          (434)      (0.7)
  Interest income.................................         187         1.7           187         0.6          1,207        2.1
                                                       -------       -----       -------       -----       --------      -----
    Total interest income (expense)--net..........          34         0.3           (98)       (0.3)           773        1.4
                                                       -------       -----       -------       -----       --------      -----
(Loss) income before income tax
  tax benefit (expense)...........................      (4,142)      (37.2)        2,341         7.0          7,576       13.2
  Income tax benefit (expense)....................          --          --           619         1.9         (3,117)      (5.4)
                                                       -------       -----       -------       -----       --------      -----
Net (loss) income.................................     $(4,142)      (37.2)%     $ 2,960         8.9%      $  4,459        7.8%
                                                       =======       =====       =======       =====       ========      =====

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD ENDED
  DECEMBER 31, 1998

2000 COMPARED TO 1999

    TOTAL REVENUES. Our total revenues increased by $49.5 million, or 67.8%, to $122.5 million for the year ended December 31, 2000 from $73.0 million for the year ended December 31, 1999.

    Fees from tissue distribution increased by $50.1 million, or 70.8%, to $120.9 million for the year ended December 31, 2000 from $70.8 million for the year ended December 31, 1999. The increase in fees from tissue distribution was due largely to an increase of $37.6 million in revenues from the distribution of our spinal allografts. Additional increases in tissue revenue were due to an increase of $5.8 million from the distribution of other precision tooled allografts, and an increase of $6.7 million from the distribution of other processed tissue. Other processed tissue revenues increased due to not having assumed UFTB's conventional tissue distribution business until April 1999, the acquisition of Georgia Tissue Bank in November 1999, the acquisition of Alabama Tissue Center in August 2000, and the expansion of our conventional tissue business to a broader geographic range during 2000. We also expanded our conventional tissue business internationally, by adding new international distributors in Europe and Asia during the year 2000. Other revenues from core operations, which consist of tissue processing fees, biomedical laboratory fees, soft tissue recovery fees and manufacturing royalties, decreased by $0.6 million to $1.6 million for the year ended December 31, 2000 from $2.2 million for the year ended December 31, 1999. This decrease was due primarily to receiving no processing fees from UFTB as a result of our assumption of their conventional tissue distribution business in April 1999 rather than continuing to process UFTB's conventional tissue for a fee.

    MANAGEMENT SERVICES FEES. Management services fees, which consist of amounts paid to Medtronic Sofamor Danek for management services they provide to assist in the distribution of our allografts, increased by $24.6 million, or 61.5%, to $64.6 million for the year ended December 31, 2000 from $40.0 million for the year ended December 31, 1999. The increase in the absolute amount of these fees was due to the greater revenues generated through the management services of Medtronic Sofamor Danek. As a percentage of total revenues, however, these fees decreased from 54.8% for the year ended December 31, 1999 to 52.7% for the year ended December 31, 2000. This decrease in management services fees as a percentage of total revenues was attributable to the management services fees payable by us on certain of our allografts being 70% of revenues derived from distribution of allografts for which Medtronic Sofamor Danek provides management services for the full year of 2000 compared to 80% during a portion of 1999. In addition, an increase in distribution of our non-spinal allografts, for which we do not pay a management services fee, contributed to the reduction in management services fees as a percentage of total fees.

    NET REVENUES. Our net revenues increased by $24.9 million, or 75.5%, to $57.9 million for the year ended December 31, 2000 from $33.0 million for the year ended December 31, 1999. As a percentage of total revenues, our net revenues increased from 45.2% for the year ended December 31, 1999 to 47.3% for the year ended December 31, 2000. This increase in net revenues as a percentage of total revenues was due mainly to the impact of distribution of our non-spinal allografts, for which we do not pay management services fees, and the impact of our paying 80% of spinal revenues to Medtronic Sofamor Danek during a portion of 1999 while paying 70% of spinal revenues for the full year of 2000.

    COSTS OF PROCESSING AND DISTRIBUTION. Costs of processing and distribution increased by $9.0 million, or 46.9%, to $28.2 million for the year ended December 31, 2000 from $19.2 million for the year ended December 31, 1999. As a percentage of net revenues, however, these costs decreased from 58.2% for the year ended December 31, 1999 to 48.7% for the year ended December 31, 2000. This reduction was attributable primarily to improvements in processing efficiencies achieved through our introduction of automated processing machinery, as well as efficiencies associated with increased volume. In addition, the increase in our net revenues due to reduced management services fees payable by us also resulted in a reduction of the percentage of our net revenues attributable to costs of processing and distribution.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased by $10.9 million, or 112.4%, to $20.6 million for the year ended December 31, 2000 from $9.7 million for the year ended December 31, 1999. Contributing to this increase was an increase of $2.4 million in administrative payroll expenses to support the growth of our business, as well as an increase of $1.4 million in marketing and direct distribution payroll expense. Other cost increases included an increase in distributor commissions, primarily on conventional tissue, of $2.2 million, and increased depreciation expense of $0.8 million for new equipment and the corporate buildings purchased on March 30, 2000. The acquisition of Georgia Tissue Bank in November 1999 contributed $0.6 million and the Alabama Tissue Center in August 2000 contributed $0.4 million to the overall increase in marketing, general and administrative expenses. As a percentage of net revenues, marketing, general and administrative expenses increased from 29.4% for the year ended December 31, 1999 to 35.6% for the year ended December 31, 2000.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $0.7 million, or 41.2%, to $2.4 million for the year ended December 31, 2000 from $1.7 million for the year ended December 31, 1999. This increase was due largely to our hiring additional personnel to develop new allografts and technologies. We expense all research and development costs as incurred. As a percentage of net revenues, research and development expenses decreased from 5.2% for the year ended December 31, 1999 to 4.1% for the year ended December 31, 2000. This decrease was due to our net revenues rising without a commensurate increase in research and development expenses.

    INTEREST INCOME AND EXPENSE--NET. Net interest income for the year ended December 31, 2000 was $0.8 million compared to net interest expense of $0.1 million for the year ended December 31, 1999. Interest expense of $0.4 million incurred due to usage of our line of credit and payments on capital leases during the year 2000 was offset by $1.2 million in interest income due to the investment of cash in excess of immediate requirements after our public offering.

    INCOME TAX BENEFIT (EXPENSE). Income tax expense for the year ended December 31, 2000 was $3.1 million versus an income tax benefit of $0.6 million for the year ended December 31, 1999. In 1998 we recorded a valuation allowance with respect to a deferred tax asset since we believed at the time that it was unlikely to be realized. In 1999, as a result of achieving positive net income for that year, this valuation allowance was reversed, resulting in the income tax benefit reported for 1999. As a result of having positive net income for the year ended December 31, 2000, we recorded an income tax expense.

1999 COMPARED TO 1998

    AMOUNTS STATED BELOW FOR THE PERIOD ENDED DECEMBER 31, 1998 INCLUDE ONLY APPROXIMATELY TEN AND ONE-HALF MONTHS, OR 46 WEEKS, OF OPERATIONS, COMPARED TO A FULL 12 MONTHS FOR THE YEAR ENDED DECEMBER 31, 1999.

    TOTAL REVENUES. Our total revenues increased by $37.7 million, or 106.8%, to $73.0 million for the year ended December 31, 1999 from $35.3 million for the 46 week period ended December 31, 1998.

    Fees from tissue distribution increased by $38.9 million, or 121.9%, to $70.8 million for the 46 week period ended December 31, 1999 from $31.9 million for the 46 week period ended December 31, 1998. The increase in fees from tissue distribution was due primarily to an increase of $26.7 million in revenues from the distribution of our spinal allografts and from an increase of $8.0 million from the distribution of conventional tissue which we began distributing in April 1999 as a result of our change in business strategy. An additional increase of $4.2 million came from the distribution of other precision tooled allografts. The increase in our revenues from spinal allografts was due primarily to our introduction of three new spinal allografts in late 1998. Conventional tissue revenues increased due to our assumption of UFTB's conventional tissue distribution business in April 1999.

    Other revenues from core operations, which consist of tissue processing fees, biomedical laboratory fees, soft tissue recovery fees and manufacturing royalties, decreased by $1.2 million, or 33.5%, to $2.2 million for the year ended December 31, 1999 from $3.4 million for the 46 week period ended
December 31, 1998. This decrease was due largely to a reduction during 1999 of processing fees from UFTB as a result of our assumption of their conventional tissue distribution business in April 1999 rather than continuing to process its conventional tissue for a fee.

    MANAGEMENT SERVICES FEES. Management services fees, which consist of amounts paid to Medtronic Sofamor Danek for management services provided to assist in the distribution of our allografts, increased by $15.9 million, or 66.0%, to $40.0 million for the year ended December 31, 1999 from $24.1 million for the 46 week period ended December 31, 1998. The increase in the absolute amount of these fees was due to the greater revenues generated through the management services of Medtronic Sofamor Danek. As a percentage of total revenues, however, these fees decreased from 68.4% for the 46 week period ended December 31, 1998 to 54.8% for the year ended December 31, 1999. This decrease in management services fees as a percentage of total revenues was attributable to a decrease in the management services fees payable by us on certain of our allografts from 80% of revenues derived from distribution of allografts for which Medtronic Sofamor Danek provides management services to 70% during the first quarter of 1999. In addition, an increase in distribution of our non-spinal allografts, for which we do not pay a management services fee, contributed to the reduction in management services fees as a percentage of total fees.

    NET REVENUES. Our net revenues increased by $21.9 million, or 197.3%, to $33.0 million for the year ended December 31, 1999 from $11.1 million for the 46 week period ended December 31, 1998. As a percentage of total revenues, our net revenues increased from 31.6% for the 46 week period ended December 31, 1998 to 45.2% for the year ended December 31, 1999. This increase was due mainly to the impact of distribution of our non-spinal allografts, for which we do not pay management services fees.

    COSTS OF PROCESSING AND DISTRIBUTION. Costs of processing and distribution increased by $9.4 million, or 95.9%, to $19.2 million for the year ended December 31, 1999 from $9.8 million for the 46 week period ended December 31, 1998. As a percentage of net revenues, however, these costs decreased from 88.5% for the 46 week period ended December 31, 1998 to 58.0% for the year ended December 31, 1999. This reduction was attributable primarily to improvements in processing efficiencies achieved through our introduction of automated processing machinery, as well as efficiencies associated with increased volume. In addition, the increase in our net revenues due to reduced management services fees payable by us also resulted in a reduction of the percentage of our net revenues attributable to costs of processing and distribution.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased by $5.7 million, or 142.3%, to $9.7 million for the year ended December 31, 1999 from $4.0 million for the 46 week period ended December 31, 1998. Contributing to this increase was an increase of $1.1 million in marketing and direct distribution payroll expense, as well as an increase of $0.7 million in administrative expenses to support the growth of our business. Also contributing to the increase was a $0.7 million increase in facilities expense during 1999 as we went from leasing one building at the beginning of 1998 to two buildings in the last quarter of 1998. Other cost increases included an increase in distributor commissions, primarily on conventional tissue, of $1.2 million, increased depreciation expense of $0.4 million, increased royalties on conventional tissue of $0.3 million and increased professional fees and travel related expenses of $0.9 million to support our distribution and marketing efforts. As a percentage of net revenues, marketing, general and administrative expenses decreased from 35.8% for the 46 week period ended December 31, 1998 to 29.5% for the year ended

December 31, 1999. This decrease was due to our net revenues rising without a commensurate increase in marketing, general and administrative expenses.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $0.2 million, or 13.3%, to $1.7 million for the year ended December 31, 1999 from $1.5 million for the 46 week period ended December 31, 1998. This increase was due primarily to the hiring of additional personnel to develop new allografts and technologies. We expense research and development costs as incurred. As a percentage of net revenues, research and development expenses decreased from 13.2% for the 46 week period ended December 31, 1998 to 5.1% for the year ended December 31, 1999. This decrease was due to our net revenues rising without a commensurate increase in research and development expenses.

    INTEREST INCOME AND EXPENSE--NET. Net interest expense for the year ended December 31, 1999 was $98,000 compared to net interest income of $34,000 for the 46 week period ended December 31, 1998. The increase in the amount of interest we paid was due primarily to borrowings under our line of credit facility entered into during 1999, as well as interest paid on a number of capital leases entered into during 1999.

    INCOME TAX BENEFIT. In 1998 we recorded a valuation allowance with respect to a deferred tax asset since we believed at the time that it was unlikely to be realized. In 1999, as a result of achieving positive net income for that year, this valuation allowance was reversed resulting in an income tax benefit of $0.6 million for 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Since we began operations, equity financing has been through the sale of stock, totaling $6.4 million in net proceeds in 1998 and $10.0 million in net proceeds in 1999 and $48.0 million in net proceeds through our public offering in August 2000.

    Our net cash used in operating activities increased by $2.7 million to $9.2 million for the year ended December 31, 2000 from net cash used by operating activities of $6.5 million for the year ended December 31, 1999. This increase was largely due to an overall decrease in cash provided by accounts payable of $6.0 million, to $1.4 million for the year ended December 31, 2000, from $7.4 million for the year ended December 31, 1999. Prior to our public offering, a major source of financing for our operations had been our accounts payable, a large part of which was accumulated management service fees due to our distribution partner Medtronic Sofamor Danek. The increased cash available to us from the net proceeds of our public offering allowed us to rely less on this source of financing than we had prior to the public offering. Cash made available through the Medtronic Sofamor Danek account payable for the year ended December 31, 2000 was $0.9 million, a decrease of $5.7 million from cash made available through that source for the year ended December 31, 1999 of $6.6 million.

    Our net cash used in investing activities increased by $7.4 million to $10.3 million for the year ended December 31, 2000 from $2.9 million for the year ended December 31, 1999. This increase was due primarily to an increase of $7.7 million in the amount paid for the purchase of property, plant and equipment during 2000.

    Net cash provided by financing activities increased by $34.0 million to $47.0 million for the year ended December 31, 2000 from $13.0 million for the year ended December 31, 1999. This increase was due primarily to the $48.0 million in net proceeds we realized from our public offering in August 2000 and $2.8 million in proceeds from a mortgage obligation. This increase in cash was offset in part by payments on capital lease and note obligations of $1.1 million and payment on line of credit borrowings of $2.8 million.

    Our credit facility permits us to borrow up to $6.0 million on a revolving basis and is collateralized by our accounts receivable. This credit facility expires in May 2001. As of December 31, 2000, there were no amounts outstanding under this facility.

    On June 7, 2000 we started construction of new manufacturing and administrative buildings on the land purchased on March 30, 2000. Total estimated cost to construct and equip the new facilities is $26.0 million. We intend to finance $16.0 million of the cost with additional long-term debt, $5.0 million from the proceeds of our initial public offering, and $5.0 million in capital leases.

    SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001, and does not expect there to be any significant adverse impact on its interest rate risk management activities. Additionally, there will be no material adverse impact on our results of operations, financial position or liquidity resulting from the adoption of SFAS No. 133.

IMPACT OF INFLATION

    Inflation generally affects us by increasing our cost of labor, equipment and processing tools and supplies. We do not believe that the relatively low rates of inflation experienced in the United States since the time we began operations have had any material effect on our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We use a balanced mix of debt maturities along with fixed-rate debt, variable-rate debt and derivative financial instruments (interest rate swaps) to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2001. However, we cannot assure you that interest rates will not significantly change in 2001. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

    Our interest rate swap arrangement involves the exchange of variable interest rate payments, based on the 30-day LIBOR plus 150 basis points, without exchanging the notional principal amount. Payments or receipts on the agreement are recorded as adjustments to interest expense. At December 31, 2000, we had an outstanding swap agreement, maturing March 30, 2005, with a notional amount of $2.7 million. Under the agreement we receive a fixed interest rate of 8.35%. The interest will remain fixed until the 30-day LIBOR is determined to be greater than or equal to 8%, at which time the interest rate will revert to the 30 day LIBOR plus 150 basis points. The counter party to this swap arrangement is a major financial institution.

    The fair value of this interest rate swap agreement represents the estimated receipt or payment that would be made to terminate the agreement. At
December 31, 2000, we would have paid approximately $115,000 to terminate the agreement. An increase of 100 basis points in the yield curve would not result in an increased penalty to us as LIBOR would still be less than 8% and our interest rate would still be equal to 8.35%.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Our consolidated financial statements and supplementary data required in this item are set forth at the pages indicated in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth under the caption "Directors and Executive Officers" in our definitive proxy statement to be used in connection with our 2001 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information set forth under the caption "Executive Compensation" in our definitive proxy statement to be used in connection with our 2001 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the caption "Beneficial Ownership of Common Stock by Certain Stockholders and Management" in our definitive proxy statement to be used in connection with our 2001 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement to be used in connection with our 2001 Annual Meeting of Stockholders is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a) (1) FINANCIAL STATEMENTS:

    See "Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule" on page F-1, the Independent Auditors' Report on page F-2 and the Consolidated Financial Statements on pages F-3 to F-29, all of which are incorporated herein by reference.

    (2) FINANCIAL STATEMENT SCHEDULE:

    See "Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule" on page F-1, the Independent Auditors' Report on page F-30 and the Consolidated Financial Statement Schedule on page F-31, all of which are incorporated herein by reference.

    (3) EXHIBITS:

    The following exhibits are filed as part of this report or incorporated herein by reference.

2.1    Asset Purchase Agreement by and among University of Alabama
       Health Services Foundation, P.C., Alabama Tissue Center,
       Inc. and Regeneration Technologies, Inc., dated April 27,
       2000.(1)+
3.1    Certificate of Incorporation of Regeneration Technologies,
       Inc.(1)
3.2    Bylaws.(1)
3.3    Certificate of Designation of Rights and Preferences of
       Class A Preferred Stock, Class B Preferred Stock and Class C
       Preferred Stock of Regeneration Technologies, Inc.(1)
4.1 Amended and Restated Registration Rights Agreement dated as of October 11, 1999, by and among Regeneration Technologies,
       Inc., the investors set forth on Exhibit A to the Class C
       Preferred Stock and Warrant Purchase Agreement dated as of
       October 11, 1999 and the Stockholders listed on Exhibits A and B thereto.(1)
4.2 Stockholder's Agreement dated as of October 11, 1999, by and among Regeneration Technologies, Inc., the investors set forth on Exhibit A to the Class C Preferred Stock and
       Warrant Purchase Agreement dated as of October 11, 1999 and the Stockholders listed on Exhibits A, B and C thereto.(1)
4.3    Specimen Stock Certificate.(1)
10.1   Program Transfer Agreement between Regeneration
       Technologies, Inc. and the University of Florida Tissue
       Bank, Inc. dated April 15, 1999.(1)+
10.2   Tissue Recovery Agreement between Regeneration Technologies,
       Inc. and the University of Florida Tissue Bank, Inc. dated
       April 15, 1999.(1)+
10.3   Exclusive Distributorship Agreement between Regeneration
       Technologies, Inc. and C.R. Bard, Inc., dated June 6,
       1998.(1)+
10.4   Exclusive License Agreement between Regeneration
       Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc. and Exactech, Inc., dated April 22, 1997, as amended.(1)+
10.5   Management Services Agreement between Regeneration
       Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc. and Sofamor Danek
       Group, dated July 23, 1996.(1)+
10.6   Management Services Agreement between Regeneration
       Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc., and Sofamor Danek
       Group, dated May 11, 1998.(1)+
10.7   Master Lease Agreement between Regeneration Technologies,
       Inc., as successor in interest to the University of Florida
       Tissue Bank, Inc., and American Equipment Leasing, dated
       January 23, 1998.(1)

10.8   Purchase Contract between Regeneration Technologies, Inc.
       and Echelon International Corp., dated January 31, 2000, as amended.(1)
10.9   Lease between Echelon International Corp. and Regeneration
       Technologies, Inc., dated February 4, 2000.(1)
10.10  Sublease between Regeneration Technologies, Inc. and the
       University of Florida Tissue Bank, Inc., dated February 12,
       1998.(1)
10.11  Lease between Regeneration Technologies, Inc. and First
       Street Group L.C., dated June 14, 1999.(1)
10.12  Lease agreement between Georgia Tissue Bank Inc. and Charles
       P. Garrison, dated November 1, 1999.(1)
10.13  Employment Agreements between Regeneration Technologies,
       Inc. and James M. Grooms, dated February 9, 1998.(1)
10.14  Employment Agreements between Regeneration Technologies,
       Inc. and Richard R. Allen, dated February 13, 1998.(1)
10.15  Employment Agreements between Regeneration Technologies,
       Inc. and Frederick C. Preiss, dated November 25, 1998.(1)
10.16  Employment Agreements between Regeneration Technologies,
       Inc. and Thomas Brewer, dated June 15, 1998.(1)
10.17  Employment Agreements between Regeneration Technologies,
       Inc. and James P. Abraham, dated November 28, 1998.(1)
10.18  Employment Agreements between Regeneration Technologies,
       Inc. and Nancy R. Holland, dated February 13, 1998.(1)
10.19  Omnibus Stock Option Plan.(1)
10.20  Year 2000 Compensation Plan.(1)
10.21  Form of Indemnification Agreement between Regeneration
       Technologies, Inc. and its directors and executive
       officers.(1)
10.22  Line of Credit Agreement, dated September 1999.(1)
10.23  Mortgage between Regeneration Technologies, Inc. and Bank of
       America, N.A., dated March 30, 2000.(1)
10.24  Promissory Note between Regeneration Technologies, Inc. and
       Bank of America, N.A., dated March 30, 2000.(1)
10.25  Management Services Agreement between Regeneration
       Technologies, Inc. and Allograft Resources of Wisconsin,
       Inc., dated June 15, 1998.(1)+
10.26  Shaft Recovery and Service Reimbursement Agreement between
       Regeneration Technologies, Inc. and Tutogen Medical, Inc.,
       dated September 29, 1998.(1)+
10.27  Employment Agreement between Regeneration Technologies, Inc.
       and David R. Bilyeu, dated September 19, 2000.
10.28  Amendment to Exhibit 10.6, Second Amendment to Management
       Services Agreement, Bone Paste, between Regeneration
       Technologies, Inc., as successor in interest to the
       University of Florida Tissue Bank, Inc., and Sofamor Danek
       Group, dated September 15, 2000.
21     Subsidiaries of the Registrant.(1)
23.1   Independent Auditors' Consent.

------------------------

(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-35756).

+ Confidentiality requested, confidential portions have been omitted and filed separately with the Commission, as required by Rule 406(B) of the Securities Act of 1933.

    (b) REPORTS ON FORM 8-K:

    No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                                 PAGE
                                                                 ----
     CONSOLIDATED FINANCIAL STATEMENTS OF REGENERATION
             TECHNOLOGIES, INC. AND SUBSIDIARIES

Independent Auditors' Report................................          F-2
Consolidated Balance Sheets--December 31, 1999 and 2000.....          F-3
Consolidated Statements of Operations--Period from February
  12, 1998 to December 31, 1998 and Years Ended
  December 31, 1999 and 2000................................          F-4
Consolidated Statements of Stockholders' Equity
  (Deficiency)--Period from February 12, 1998 to
  December 31, 1998 and Years Ended December 31, 1999 and
  2000......................................................          F-5
Consolidated Statements of Cash Flows--Period from
  February 12, 1998 to December 31, 1998 and Years Ended
  December 31, 1999 and 2000................................          F-6
Notes to Consolidated Financial Statements..................  F-7 to F-29

 CONSOLIDATED FINANCIAL STATEMENT SCHEDULE OF REGENERATION
                      TECHNOLOGIES, INC.
                      AND SUBSIDIARIES

Independent Auditors' Report................................         F-30
Schedule II--Valuation and Qualifying Accounts..............         F-31

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Regeneration Technologies, Inc.:

    We have audited the accompanying consolidated balance sheets of Regeneration Technologies, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the period from February 12, 1998 (date operations began) to December 31, 1998 and for the years ended December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 2000, and the results of its operations and its cash flows for the period from February 12, 1998 (date operations began) to December 31, 1998 and for the years ended December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
February 5, 2001
  (March 16, 2001 as to Note 19)

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  7,536   $ 34,944
  Accounts receivable--less allowance of $335 in 1999 and
  $755 in 2000..............................................    15,507     27,631
  Product inventories.......................................    15,639     22,036
  Supply inventories........................................       593      1,406
  Prepaid and other current assets..........................     1,175      2,077
  Deferred tax asset........................................       748      1,290
                                                              --------   --------
    Total current assets....................................    41,198     89,384
  Property, plant and equipment--net........................     5,813     14,787
  Goodwill--net.............................................        --      2,810
  Deferred tax asset........................................     1,230      1,177
  Other assets--net.........................................       298        753
                                                              --------   --------
                                                              $ 48,539   $108,911
                                                              ========   ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 21,057   $ 22,436
  Accrued expenses..........................................     2,178      5,126
  Current portion of deferred revenue.......................       225        265
  Line of credit............................................     2,787         --
  Current portion of long-term debt.........................       899      1,217
  Due to stockholder........................................        --          4
                                                              --------   --------
    Total current liabilities...............................    27,146     29,048
  Long-term debt--less current portion......................     2,027      3,684
  Deferred revenue..........................................     3,928      3,703
                                                              --------   --------
    Total liabilities.......................................    33,101     36,435
                                                              --------   --------
Commitments and contingencies (Notes 13, 15 and 19)
Stockholders' equity:
  Series A Preferred stock, $.001 par value: 1,777,348 and 0 shares authorized, issued and outstanding,
    respectively............................................         2         --
  Series B Preferred stock, $.001 par value: 748,152 and 0
    shares authorized, issued and outstanding,
    respectively............................................     6,580         --
  Series C Preferred stock, $.001 par value: 368,990 and 0
    shares authorized, issued and outstanding,
    respectively............................................    10,000         --
  Preferred stock, $.001 par value: 5,000,000 authorized, 0
    shares issued and outstanding, respectively.............        --         --
  Common stock, $.001 par value: 50,000,000 shares
    authorized; 3,699,130 and 21,686,962 shares issued,
    respectively; and 3,665,530 and 21,556,066 shares
    outstanding, respectively...............................         4         22
  Additional paid-in capital................................       444     71,554
  Retained earnings (accumulated deficit)...................    (1,182)     3,277
  Deferred compensation.....................................      (400)    (2,363)
  Due from stockholder--net of due to stockholder...........        (4)        --
  Less treasury stock, 33,600 and 130,896 shares,
    respectively............................................        (6)       (14)
                                                              --------   --------
    Total stockholders' equity..............................    15,438     72,476
                                                              --------   --------
                                                              $ 48,539   $108,911
                                                              ========   ========

                See notes to consolidated financial statements.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  YEAR ENDED
                                                         PERIOD FROM             DECEMBER 31,
                                                      FEBRUARY 12, 1998     -----------------------
                                                     TO DECEMBER 31, 1998      1999         2000
                                                     --------------------   ----------   ----------
Revenues from core operations:
  Fees from tissue distribution....................       $  31,892         $   70,783   $  120,905
  Other revenues from core operations..............           3,365              2,237        1,598
                                                          ---------         ----------   ----------
    Total revenues.................................          35,257             73,020      122,503
  Management services fees.........................          24,129             39,994       64,572
                                                          ---------         ----------   ----------
    Net revenues...................................          11,128             33,026       57,931
  Costs of processing and distribution.............           9,845             19,172       28,159
                                                          ---------         ----------   ----------
    Gross profit...................................           1,283             13,854       29,772
                                                          ---------         ----------   ----------
Expenses:
  Marketing, general and administrative............           3,987              9,740       20,578
  Research and development.........................           1,472              1,675        2,392
                                                          ---------         ----------   ----------
    Total expenses.................................           5,459             11,415       22,970
                                                          ---------         ----------   ----------
Operating (loss) income............................          (4,176)             2,439        6,802
                                                          ---------         ----------   ----------
Equity in income of unconsolidated subsidiary......              --                 --            1
Interest (expense) income:
  Interest expense.................................            (153)              (285)        (434)
  Interest income..................................             187                187        1,207
                                                          ---------         ----------   ----------
    Total interest income (expense)--net...........              34                (98)         773
                                                          ---------         ----------   ----------
(Loss) income before income tax benefit
  (expense)........................................          (4,142)             2,341        7,576
Income tax benefit (expense).......................              --                619       (3,117)
                                                          ---------         ----------   ----------
Net (loss) income..................................       $  (4,142)        $    2,960   $    4,459
                                                          =========         ==========   ==========
Net (loss) income per common share--basic..........       $   (1.12)        $     0.81   $     0.42
                                                          =========         ==========   ==========
Net (loss) income per common share--diluted........       $   (1.12)        $     0.18   $     0.22
                                                          =========         ==========   ==========
Weighted average shares outstanding--basic.........       3,686,770          3,669,970   10,639,884
                                                          =========         ==========   ==========
Weighted average shares outstanding--diluted.......       3,686,770         16,636,791   20,343,214
                                                          =========         ==========   ==========

                See notes to consolidated financial statements.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)

                                 (IN THOUSANDS)

                                                                                    (ACCUMULATED                      NOTE
                                  PREFERRED STOCK                      ADDITIONAL     DEFICIT)                     RECEIVABLE
                           ------------------------------    COMMON     PAID-IN       RETAINED       DEFERRED         FROM
                              A          B          C        STOCK      CAPITAL       EARNINGS     COMPENSATION    STOCKHOLDER
                           --------   --------   --------   --------   ----------   ------------   -------------   -----------
Balance, February 12,
  1998...................   $  --      $   --    $    --      $ --      $    --       $    --         $    --        $    --
Net liabilities assumed
  in separation from
  UFTB...................      --          --         --        --          (39)           --              --             --
Issuance of Series A
  Preferred stock to
  related parties........       2          --         --        --           (2)           --              --             --
Sale of Series B
  Preferred stock........      --       6,580         --        --           --            --              --             --
Stock issuance costs.....      --          --         --        --         (153)           --              --             --
Issuance of common stock
  to employees...........      --          --         --         4          651            --            (655)            --
Forfeited treasury
  stock..................      --          --         --        --           --            --               5             --
Vested deferred
  compensation...........      --          --         --        --           --            --             119             --
Amounts advanced to
  stockholder............      --          --         --        --           --            --              --         (2,137)
Payments received from
  stockholder............      --          --         --        --           --            --              --             --
Net loss.................      --          --         --        --           --        (4,142)             --             --
                            -----      ------    -------      ----      -------       -------         -------        -------
Balance, December 31,
  1998...................       2       6,580         --         4          457        (4,142)           (531)        (2,137)
Purchased and forfeited
  treasury stock.........      --          --         --        --           --            --               1             --
Stock options granted in
  lieu of director and
  consulting fees........      --          --         --        --           20            --              --             --
Settlement of amounts due
  from stockholder by
  transfer of assets.....      --          --         --        --           --            --              --          2,137
Amounts advanced to
  stockholder............      --          --         --        --           --            --              --             --
Payments received from
  stockholder............      --          --         --        --           --            --              --             --
Sale of Series C
  Preferred stock........      --          --     10,000        --           --            --              --             --
Stock issuance costs.....      --          --         --        --          (33)           --              --             --
Vested deferred
  compensation...........      --          --         --        --           --            --             130             --
Net income...............      --          --         --        --           --         2,960              --             --
                            -----      ------    -------      ----      -------       -------         -------        -------
Balance, December 31,
  1999...................       2       6,580     10,000         4          444        (1,182)           (400)            --
Issuance of common stock
  options................      --          --         --        --        2,774            --          (2,774)            --
Issuance of common stock
  in initial public
  offering...............      --          --         --         4       49,471            --              --             --
Issuance of common stock
  for the purchase of
  Alabama Tissue Center..      --          --         --        --        3,500            --              --             --
Conversion of preferred
  stock to common stock..      (2)     (6,580)   (10,000)       14       16,568            --              --             --
Purchased and forfeited
  treasury stock.........      --          --         --        --           (3)           --               8             --
Conversion of note
  payable to common stock
  (Note 14)..............      --          --         --        --          250            --              --             --
Amounts advanced to
  stockholder............      --          --         --        --           --            --              --             --
Payments received from
  stockholder............      --          --         --        --           --            --              --             --
Stock issuance costs.....      --          --         --        --       (1,450)           --              --             --
Vested deferred
  compensation...........      --          --         --        --           --            --             803             --
Net income...............      --          --         --        --           --         4,459              --             --
                            -----      ------    -------      ----      -------       -------         -------        -------
Balance, December 31,
  2000...................   $  --      $   --    $    --      $ 22      $71,554       $ 3,277         $(2,363)       $    --
                            =====      ======    =======      ====      =======       =======         =======        =======

                             DUE FROM
                            STOCKHOLDER
                           NET OF DUE TO   TREASURY
                            STOCKHOLDER     STOCK      TOTAL
                           -------------   --------   --------
Balance, February 12,
  1998...................     $    --        $ --     $    --
Net liabilities assumed
  in separation from
  UFTB...................          --          --         (39)
Issuance of Series A
  Preferred stock to
  related parties........          --          --          --
Sale of Series B
  Preferred stock........          --          --       6,580
Stock issuance costs.....          --          --        (153)
Issuance of common stock
  to employees...........          --          --          --
Forfeited treasury
  stock..................          --          (5)         --
Vested deferred
  compensation...........          --          --         119
Amounts advanced to
  stockholder............      (4,045)         --      (6,182)
Payments received from
  stockholder............       2,386          --       2,386
Net loss.................          --          --      (4,142)
                              -------        ----     -------
Balance, December 31,
  1998...................      (1,659)         (5)     (1,431)
Purchased and forfeited
  treasury stock.........          --          (1)         --
Stock options granted in
  lieu of director and
  consulting fees........          --          --          20
Settlement of amounts due
  from stockholder by
  transfer of assets.....         983          --       3,120
Amounts advanced to
  stockholder............      (7,404)         --      (7,404)
Payments received from
  stockholder............       8,076          --       8,076
Sale of Series C
  Preferred stock........          --          --      10,000
Stock issuance costs.....          --          --         (33)
Vested deferred
  compensation...........          --          --         130
Net income...............          --          --       2,960
                              -------        ----     -------
Balance, December 31,
  1999...................          (4)         (6)     15,438
Issuance of common stock
  options................          --          --          --
Issuance of common stock
  in initial public
  offering...............          --          --      49,475
Issuance of common stock
  for the purchase of
  Alabama Tissue Center..          --          --       3,500
Conversion of preferred
  stock to common stock..          --          --          --
Purchased and forfeited
  treasury stock.........          --          (8)         (3)
Conversion of note
  payable to common stock
  (Note 14)..............          --          --         250
Amounts advanced to
  stockholder............      (5,837)         --      (5,837)
Payments received from
  stockholder............       5,841          --       5,841
Stock issuance costs.....          --          --      (1,450)
Vested deferred
  compensation...........          --          --         803
Net income...............          --          --       4,459
                              -------        ----     -------
Balance, December 31,
  2000...................     $    --        $(14)    $72,476
                              =======        ====     =======

                See notes to consolidated financial statements.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     YEAR ENDED
                                                              PERIOD FROM           DECEMBER 31,
                                                           FEBRUARY 12, 1998     -------------------
                                                          TO DECEMBER 31, 1998     1999       2000
                                                          --------------------   --------   --------
Cash flows from operating activities:
  Net (loss) income.....................................        $(4,142)         $ 2,960    $  4,459
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization expense...............            360              801       1,674
    Bad debt expense....................................             39              171         566
    Amortization of deferred revenue....................           (122)            (225)       (225)
    Deferred income taxes...............................           (218)          (1,760)       (489)
    Deferred compensation and nonqualified option.......            119              152         815
    Loss on disposal of property, plant and equipment...             --                5          --
    Changes in assets and liabilities--cash provided by
      (used in):
      Accounts receivable...............................         (2,405)          (9,417)    (12,690)
      Product and supply inventories....................         (3,083)          (6,716)     (6,516)
      Prepaid and other current assets..................           (555)            (240)       (472)
      Other assets......................................            (40)            (230)       (466)
      Accounts payable..................................          7,761            7,391       1,379
      Accrued expenses..................................          1,123              673       2,712
      Deferred revenue..................................          4,500               --          40
      Other liabilities.................................             40              (40)         --
                                                                -------          -------    --------
        Net cash provided by (used in) operating
        activities......................................          3,377           (6,475)     (9,213)
                                                                -------          -------    --------
Cash flows from investing activities:
  Cash paid for purchase of assets, net of cash
    received............................................             --             (485)       (267)
  Purchase of property, plant and equipment.............         (1,870)          (2,381)    (10,078)
                                                                -------          -------    --------
        Net cash used in investing activities...........         (1,870)          (2,866)    (10,345)
                                                                -------          -------    --------
Cash flows from financing activities:
  Proceeds from stock offering, net of offering costs...             --               --      48,025
  Proceeds from mortgage obligation.....................             --               --       2,800
  Payments on capital lease and note obligations........           (212)            (473)     (1,062)
  Amounts advanced to stockholder.......................         (4,045)          (7,404)     (5,837)
  Payments received from stockholder....................          2,386            8,076       5,845
  Increase in note receivable from stockholder..........         (2,137)              --          --
  Line of credit borrowings (payments)--net.............             --            2,787      (2,787)
  Purchase of treasury stock............................             --               (2)        (18)
  Proceeds from sales of Preferred B stock--net of
    issuance costs......................................          6,427               --          --
  Proceeds from sales of Preferred C stock--net of
    issuance costs......................................             --            9,967          --
                                                                -------          -------    --------
        Net cash provided by financing activities.......          2,419           12,951      46,966
                                                                -------          -------    --------
  Net increase in cash and cash equivalents.............          3,926            3,610      27,408
  Cash and cash equivalents, beginning of period........             --            3,926       7,536
                                                                -------          -------    --------
  Cash and cash equivalents, end of period..............        $ 3,926          $ 7,536    $ 34,944
                                                                =======          =======    ========

                See notes to consolidated financial statements.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION

    Regeneration Technologies, Inc. ("RTI"), was incorporated in Florida on August 22, 1997, and began operations on February 12, 1998, following a contribution of assets to RTI by the University of Florida Tissue Bank, Inc. ("UFTB"). At the time of the separation, UFTB contributed certain assets (including certain intellectual property) to RTI and RTI assumed certain related liabilities in exchange for 1,200,000 shares of Series A Preferred stock (see
Note 10). In addition, an officer of UFTB contributed his royalty rights in certain intellectual property to RTI in exchange for 577,348 shares of Series A Preferred stock. RTI recorded the assets acquired and the liabilities assumed from UFTB and the assets acquired from the officer of UFTB at their historical cost basis as these were deemed to be transactions between entities under common control. As such, the $39 of net liabilities assumed resulted in a charge to additional paid-in capital. The historical costs of the individual assets acquired and liabilities assumed by RTI at the date of the separation from UFTB are presented below:

Accounts receivable.........................................  $ 3,536
Inventories and supplies....................................    1,274
Prepaid expenses............................................      106
Property, plant and equipment...............................    1,733
Intangible assets...........................................       50
Accounts payable............................................   (5,529)
Capital lease obligations...................................   (1,209)
                                                              -------
Net liabilities assumed.....................................  $   (39)
                                                              =======

    Simultaneous with the separation of RTI from UFTB, certain third parties invested $6,580 in exchange for 748,152 shares of Series B Preferred stock.

    During 1999, RTI's wholly owned subsidiary, Georgia Tissue Bank ("GTB"), acquired the net assets of the National Tissue Bank Network, Georgia Tissue Bank, Inc. ("NTBN") along with certain equipment owned by a director of NTBN (see Note 6).

    On August 21, 2000, RTI acquired substantially all of the existing assets and liabilities of a division of the University of Alabama Health Services Foundation ("UAHSF"), which had been doing business as the Alabama Tissue Center ("ATC") in Birmingham, Alabama (see Note 6).

    RTI, GTB, and ATC (collectively, the "Company") process human musculoskeletal tissue received from various tissue recovery agencies. The processing transforms the tissue into either conventional or precision tooled allografts, some of which are patented. These allografts are distributed domestically and internationally, for use in spinal vertebrae repair, musculoskeletal reconstruction and fracture repair. The processed tissue includes cortical dowels, cervical implants, cortical bone interference screws, and bone paste grafts.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of RTI and its wholly owned subsidiaries GTB and ATC (see Note 6). All intercompany balances and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS--The Company considers all funds in banks and overnight sweep accounts with an original maturity of three months or less to be cash and cash equivalents.

    PRODUCT AND SUPPLY INVENTORIES--Product and supply inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. The Company estimates the amount of inventory that will not pass the quality control process based upon the Company's historical rejection percentages and, accordingly, records a writedown of inventory. Any inventory deemed to be obsolete is written off at the time the determination is made.

    PROPERTY, PLANT AND EQUIPMENT--Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. The cost of equipment under capital leases and leasehold improvements is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Depreciation is computed on the straight-line method over the following estimated useful lives of the assets:

Building....................................................       25 years
Building improvements and leasehold improvements............  8 to 10 years
Production equipment........................................  8 to 10 years
Office equipment, furniture and fixtures....................   5 to 7 years
Computer hardware and software..............................        3 years

    SOFTWARE DEVELOPMENT COSTS--In March 1998, the AICPA issued Statement of Position No. 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). SOP 98-1 states that for software obtained or developed for internal use, computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Costs to develop internal use computer software during the application development stage should be capitalized under a fixed-asset model, as long as those costs meet certain predefined characteristics. SOP 98-1 also provides that these capitalized development costs should be amortized in a systematic and rational manner over the estimated useful life of the software. Training and maintenance costs incurred during the post-implementation operating stage should be expensed as incurred. The Company accounts for software development costs in accordance with SOP 98-1.

    GOODWILL--Goodwill is amortized on a straight-line basis over 15 years. Goodwill is reported net of accumulated amortization of $65 at December 31, 2000.

    OTHER ASSETS--Other assets primarily consist of patents and trademarks. Patents and trademarks are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful life.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RESEARCH AND DEVELOPMENT COSTS--Research and development costs are expensed as incurred. Research and development costs for the periods ended December 31, 1998, 1999 and 2000 were $1,472, $1,675 and $2,392, respectively.

    REVENUE RECOGNITION--On December 3, 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"), that summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The accounting and disclosure requirements that are described in SAB 101 apply to all registrants. The Company has conformed its revenue recognition policy to the requirements of SAB 101.

    Revenue is recognized at the time the Company ships the processed tissue. Revenues are reported gross of any management services fees the Company incurs related to the distribution of its products. Any other revenues directly related to the Company's core operations are recognized when all significant contractual obligations have been satisfied.

    The Company permits returns of tissue in accordance with the terms of contractual agreements with customers if the tissue is returned in a timely manner, in unopened packaging and from the normal channels of distribution. Allowances for returns are provided based upon analysis of the Company's historical patterns of returns matched against the sales from which they originated. Historical product returns have been within the amounts reserved.

    A $4,500 nonrefundable, up-front fee received from Sofamor Danek Group in the period ended December 31, 1998 is being deferred and recognized as revenue over the 20 year life of the exclusive management services agreement with Sofamor Danek Group on a straight-line basis. This revenue is shown in the consolidated statements of operations in other revenues from core operations.

    INCOME TAXES--The Company accounts for income taxes under the asset and liability approach specified by Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns by applying enacted statutory rates applicable to future years to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.

    STOCK-BASED COMPENSATION PLANS--In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or to account for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and disclose in the consolidated financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. The Company has adopted the recognition provisions of APB Opinion No. 25.

    EARNINGS PER SHARE--Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings. A reconciliation of the number of common shares used in calculation of basic and diluted EPS is presented below:

                                                                   YEAR ENDED
                                          PERIOD FROM             DECEMBER 31,
                                      FEBRUARY 12, 1998 TO   -----------------------
                                       DECEMBER 31, 1998        1999         2000
                                      --------------------   ----------   ----------
Basic shares........................       3,686,770          3,669,970   10,639,884
Effect of dilutive securities:
  Stock options.....................              --            475,522    1,253,005
  Conversion of preferred stock.....              --         12,491,299    8,450,325
                                           ---------         ----------   ----------
Diluted shares......................       3,686,770         16,636,791   20,343,214
                                           =========         ==========   ==========

    The conversion of preferred stock to common stock was not included in the computation of diluted EPS for the period ended December 31, 1998 as the inclusion would be antidilutive. Options to purchase approximately 576,283 shares of common stock at prices ranging from $3.80 to $5.65 per share were outstanding as of December 31, 1999 but were not included in the computation of diluted EPS for the year ended December 31, 1999 because the options' exercise price was greater than the average market price of the common shares. Options to purchase approximately 820,752 shares of common stock at prices ranging from $11.75 to $14.00 per share were outstanding as of December 31, 2000 but were not included in the computation of diluted EPS for the year ended December 31, 2000 because the options' exercise price was greater than the average market price of the common shares.

    USE OF ESTIMATES--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    IMPAIRMENT OF LONG-LIVED ASSETS--Periodically, the Company evaluates the recoverability of the net carrying value of its property, plant and equipment and its intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized by a charge to earnings.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The fair value of capital lease obligations approximates the carrying value, based on current market prices.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NEW ACCOUNTING STANDARDS--SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001, and does not expect there to be any significant adverse impact on its interest rate risk management activities. At December 31, 2000, the Company had an outstanding swap agreement, maturing March 30, 2005, with a notional amount of $2,695. At December 31, 2000, the Company would have paid $115 to terminate the agreement; accordingly, there will be no material adverse impact on our results of operations, financial position or liquidity resulting from the adoption of SFAS No. 133.

    RECLASSIFICATIONS--Certain amounts in the 1998 and 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

3. PRODUCT INVENTORIES

    Product inventories by stage of completion are as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
Unprocessed donor tissue..................................  $ 2,342    $ 2,743
Tissue in process.........................................    3,454      8,657
Implantable donor tissue..................................    9,744     10,509
Nontissue inventory for resale............................       99        127
                                                            -------    -------
                                                            $15,639    $22,036
                                                            =======    =======

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are as follows:

                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       2000
                                                             --------   --------
Land.......................................................   $   --    $   850
Building and improvements..................................       --      3,613
Construction in process....................................       --      2,210
Production equipment.......................................    3,171      4,870
Leasehold improvements.....................................    1,116        784
Office equipment, furniture and fixtures...................      518        649
Computer hardware and software.............................    1,039      2,366
Equipment under capital leases.............................    1,108      2,112
                                                              ------    -------
                                                               6,952     17,454
Less accumulated depreciation and amortization.............    1,139      2,667
                                                              ------    -------
                                                              $5,813    $14,787
                                                              ======    =======

    Construction in process includes $73 in capitalized interest costs at December 31, 2000.

5. OTHER ASSETS

    Other assets are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Patents and trademarks......................................    $224       $632
Other.......................................................      97        161
                                                                ----       ----
                                                                 321        793
Less accumulated amortization...............................      23         40
                                                                ----       ----
                                                                $298       $753
                                                                ====       ====

6. ASSET PURCHASES

    On November 1, 1999, GTB acquired the assets and existing liabilities of NTBN and certain equipment owned by Dr. Charles Garrison, a director of NTBN. The purpose of the transaction was to expand the Company's ability to produce conventional tissue grafts and expand donor recovery and tissue distribution in areas outside of the Company's existing network for donor recovery and tissue distribution.

    The acquisition was recorded under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets and liabilities on the basis of estimated fair market value on

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. ASSET PURCHASES (CONTINUED)
the date of purchase. The fair value of the assets and liabilities at the date of acquisition recorded in conjunction with the transaction is as follows:

Accounts receivable.........................................   $  359
Inventories.................................................    2,130
Property, plant and equipment...............................        3
Accounts payable............................................     (375)
Accrued liabilities.........................................     (382)
                                                               ------
Net assets acquired, excluding cash.........................    1,735
Cash........................................................       15
                                                               ------
Net assets acquired.........................................   $1,750
                                                               ======

PURCHASE FINANCED BY:
Cash payment................................................   $  500
Notes payable-stated rate of 6.50% due November 2002
  (effective rate of 9.25%).................................      681
Note payable--9.25% due November 2002 convertible to common
  stock (see Note 14).......................................      500
Note payable--9.25% due November 2002.......................       69
                                                               ------
Total financing.............................................   $1,750
                                                               ======

    On August 21, 2000, RTI acquired substantially all of the existing assets and liabilities of a division of the University of Alabama Health Services Foundation ("UAHSF"), which had been doing business as the Alabama Tissue Center ("ATC") in Birmingham, Alabama. The acquisition was financed by a cash payment of $250 and the issuance of $3,500 in shares of the Company's common stock, valued at the Company's initial public offering price of $14.00 per share. The Company may be required to make an additional cash payment of $250 upon the achievement of certain milestones. The total initial consideration of $3,750 plus legal fees associated with the transaction amount to a total initial investment of $3,767. The purpose of the transaction was to expand the business of RTI into the use of cryopreservation technology for cardiovascular tissue.

    The acquisition was recorded under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets and liabilities on the basis of estimated fair market value on the date of purchase. The acquisition resulted in an excess of cost over the fair value of net assets acquired equal to $2,875 which has been accounted for as goodwill.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. ASSET PURCHASES (CONTINUED)
    The fair value of the assets and liabilities at the date of acquisition recorded in conjunction with the transaction is as follows:

Inventories.................................................   $  695
Property, plant and equipment...............................      228
Goodwill....................................................    2,875
Accrued liabilities.........................................      (31)
                                                               ------
Net assets acquired.........................................   $3,767
                                                               ======

PURCHASE FINANCED BY:
250,000 shares of RTI common stock at public offering price
  of $14.00 per share.......................................   $3,500
Cash payment to UAHSF.......................................      250
Cash paid for legal fees....................................       17
                                                               ------
Total financing.............................................   $3,767
                                                               ======

    The unaudited pro forma results assuming GTB and ATC had been acquired on February 12, 1998, including pro forma adjustments for amortization of goodwill and income taxes, are approximately as follows:

                                                                     YEAR ENDED
                                              PERIOD FROM           DECEMBER 31,
                                          FEBRUARY 12, 1998 TO   -------------------
                                           DECEMBER 31, 1998       1999       2000
                                          --------------------   --------   --------
Total revenues..........................        $41,500          $78,800    $123,800
Net (loss) income.......................         (4,000)           2,900       4,300
Net (loss) income per share--diluted....        $ (1.08)         $  0.17    $   0.21

7. LONG-TERM DEBT

    Long-term debt is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Mortgage payable............................................   $   --     $2,695
Notes payable, 6.5%.........................................      664        450
Note payable, 9.25%.........................................      488         46
Note payable, 9.25%.........................................       68         63
Capital leases..............................................    1,706      1,647
                                                               ------     ------
Total.......................................................    2,926      4,901
Less current portion........................................      899      1,217
                                                               ------     ------
Long-term portion...........................................   $2,027     $3,684
                                                               ======     ======

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. LONG-TERM DEBT (CONTINUED)
    Contractual maturities of long-term debt are as follows:

2001........................................................   $1,217
2002........................................................      908
2003........................................................      436
2004........................................................      205
2005........................................................    2,135
                                                               ------
                                                               $4,901
                                                               ======

    On March 30, 2000, the Company purchased the buildings and land (6.19 acres) the Company had occupied under lease (see Note 14), plus an additional 20.82 acres of land for future expansion. The purchase price for the two buildings and
6.19 acres was $3,600 with the additional 20.82 acres priced at $625. The Company received a 5 year term loan in the amount of $2,800 to finance the purchase of the buildings and the 6.19 acres of land. Interest on the loan is at 30 day LIBOR plus 150 basis points. Simultaneous with entering into the $2,800 term loan, the Company entered into a swap agreement with a commercial bank which fixes its interest rate at 8.35%. The interest rate will remain fixed until the 30 day LIBOR is determined to be greater than or equal to 8%, at which time the interest rate will revert to the 30-day LIBOR plus 150 basis points. Payments or receipts on the agreement are recorded as adjustments to interest expense. The term loan is collateralized by the land and buildings. The term loan agreement contains various restrictive covenants, which limit among other things, leases, indebtedness, loans, and acquisitions. In addition, the Company must satisfy certain financial ratios, including fixed charge ratio at 1.25 to
1.00 or greater, and funded debt to earnings before interest, taxes, depreciation and amortization of not greater than 4.00 to 1.00.

    The notes payable relate to the assets purchased from NTBN and are collateralized by the assets purchased. All notes were originally due
November 2002 (see Note 6). A portion of one of the notes payable was converted into common stock of the Company at the Series C Preferred stock price of $5.65 (see Note 14).

    The capital leases have interest rates ranging from 8.12% to 20.65%, are collateralized by the related equipment, and are due from 2001 through 2004 (see
Note 13).

8. LINE OF CREDIT

    In March 1999, the Company entered into a revolving line of credit for an amount not to exceed $2,000 expiring in March 2000. This line of credit was subsequently replaced in September 1999 with a new line not to exceed $6,000 expiring in September 2000. The Company has received an extension of the line of credit until May 7, 2001. The line of credit is to be utilized for the purpose of supporting accounts receivable, with accounts receivable also serving as the collateral for the line of credit. The interest rate associated with this line of credit is the 30-day LIBOR rate plus 150 basis points. At December 31, 2000, the interest rate of the line of credit was 8.07%.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. LINE OF CREDIT (CONTINUED)
    The credit line agreement contains various restrictive covenants, which limit among other things, indebtedness, loans, acquisitions, dividends and stock purchases. In addition, the Company must satisfy certain financial ratios, including a fixed charge ratio of 1.10 to 1.00 or greater, and funded debt to earnings before interest, taxes, depreciation and amortization of not greater than 4.00 to 1.00. The Company was in compliance with all covenants and financial ratios at December 31, 2000.

    The total amount outstanding on the line of credit on December 31, 1999 and 2000 was $2,787 and $0, respectively.

9. INCOME TAXES

    The income tax (benefit) expense consisted of the following components:

                                                                       YEAR ENDED
                                                PERIOD FROM           DECEMBER 31,
                                            FEBRUARY 12, 1998 TO   -------------------
                                             DECEMBER 31, 1998       1999       2000
                                            --------------------   --------   --------
Current:
  Federal.................................         $ 179           $   967     $3,091
  State...................................            39               174        515
                                                   -----           -------     ------
Total current.............................           218             1,141      3,606
                                                   -----           -------     ------
Deferred:
  Federal.................................          (179)           (1,590)      (418)
  State...................................           (39)             (170)       (71)
                                                   -----           -------     ------
Total deferred............................          (218)           (1,760)      (489)
                                                   -----           -------     ------
Total (benefit) expense...................         $  --           $  (619)    $3,117
                                                   =====           =======     ======

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. INCOME TAXES (CONTINUED)
    The components of the deferred tax assets and liabilities consisted of the following at December 31:

                                                     1999                   2000
                                               DEFERRED INCOME        DEFERRED INCOME
                                                     TAX                    TAX
                                             --------------------   --------------------
                                              ASSET     LIABILITY    ASSET     LIABILITY
                                             --------   ---------   --------   ---------
Current:
Uniform capitalization of inventory cost...   $  611      $  --      $  786      $  --
Inventory reserve..........................       75         --         164         --
Accrued reserves...........................      165         --         462         --
State taxes................................       --       (103)         --       (122)
                                              ------      -----      ------      -----
Total current..............................      851       (103)      1,412       (122)
                                              ------      -----      ------      -----

Noncurrent:
Depreciation...............................       --       (412)         --       (546)
Amortization...............................        1         --           1         --
Unearned revenue...........................    1,641         --       1,552         --
Deferred compensation......................       --         --         170         --
                                              ------      -----      ------      -----
Total noncurrent...........................    1,642       (412)      1,723       (546)
                                              ------      -----      ------      -----
Total......................................   $2,493      $(515)     $3,135      $(668)
                                              ======      =====      ======      =====

    The Company established a valuation allowance in the period ended
December 31, 1998 of $1,534. Management determined that it was more likely than not that the deferred tax asset in excess of the amount of current taxes paid in that year would not be realized. The $1,534 valuation allowance was reversed during the year ended December 31, 1999 due to projections of future taxable income whereby management believed it was more likely than not that the Company will recognize the benefits of the net deductible temporary differences, which generated the deferred tax asset.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. INCOME TAXES (CONTINUED)
    The effective tax rate differs from the statutory federal income tax rate for the following reasons:

                                                                     YEAR ENDED
                                              PERIOD FROM           DECEMBER 31,
                                          FEBRUARY 12, 1998 TO   -------------------
                                           DECEMBER 31, 1998       1999       2000
                                          --------------------   --------   --------
Statutory federal rate..................        (34.00)%           34.00%    34.00%
State income taxes--net of federal tax
  benefit...............................           (3.57)            4.10      3.88
Meals and entertainment.................            0.53             1.00       .47
Stock compensation expense..............            1.13             1.89      1.72
Research and experimentation credit.....           (1.14)           (2.30)       --
Change in valuation allowance...........           37.05           (65.55)       --
Miscellaneous...........................              --             0.42      1.04
                                                --------         --------    ------
Effective tax rate......................             --%         (26.44)%    41.11%
                                                ========         ========    ======

10. STOCKHOLDERS' EQUITY

    PREFERRED STOCK--Series A and B Preferred stocks were on parity with each other regarding dividends and liquidation, and were senior to the Company's common stock. The Series A Preferred stock has been recorded at its par value rather than its face and liquidation value because the issuance of the Series A Preferred stock resulted from a transaction between entities under common control (see Note 1).

    Series A and B Preferred stocks had voting rights equal to the number of whole shares of common stock into which the preferred stocks could be converted. Series A Preferred stock was convertible at any time into common shares at a price of $1.63 per share and Series B Preferred stock was convertible at any time into common shares at a price of $1.83 per share.

    Series C Preferred stock was senior to the Series A and B Preferred stocks and common stock as to dividends and upon liquidation. Series C Preferred stock had voting rights equal to the number of whole shares of common stock into which the preferred stock can be converted. Series C Preferred stock was convertible at any time into common shares at a price of $5.65 per share. Holders of Series C Preferred stock were issued warrants to purchase up to 221,395 shares of common stock for a period of one year from the date of issuance at a purchase price of $5.65 per share. Under the Black Scholes model, the fair value of these warrants was determined to be approximately $400.

    The Series A, B and C Preferred stocks automatically converted to common stock at their respective per share prices upon the closing of the initial public offering on August 10, 2000. The series A, B, and C Preferred stocks were converted to 8,531,270; 3,591,130, and 1,771,152 shares of common stock, respectively. As of December 31, 2000, there were no preferred shares outstanding.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. STOCKHOLDERS' EQUITY (CONTINUED)
    COMMON STOCK--The common stock's voting, dividend, and liquidation rights are subject to and qualified by the rights of the holders of the preferred stocks. Common stockholders are entitled to one vote for each share held at all stockholder meetings. Common stock is not redeemable.

    On June 16, 2000, the Company approved a stock split resulting in an exchange of 1 share for 4.8 shares of common stock issued and outstanding. All share and per share amounts have been retroactively adjusted for this split.

    On August 10, 2000, the Company completed its initial public offering of common stock. The net proceeds to the Company from the sale of 3,800,000 shares of common stock offered by the Company were $48,025 after deducting underwriting discounts, commissions and offering expenses of $1,450.

    STOCK OPTION PLANS--In July 1998, the Company adopted a stock option plan (the "Plan") which provides for the grant of incentive and nonqualified stock options to key employees, including officers and directors of the Company, and consultants and advisors. The option price per share may not be less than 100% of the fair market value of such shares on the date such option is granted. The Plan allows for up to 4,406,400 shares of common stock to be issued with respect to awards granted. Awards or shares which are forfeited, surrendered or otherwise terminated are available for further awards, provided, however, that any such shares that are surrendered in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Code section 422.

    Stock option activity is summarized as follows for the periods ended December 31, 1998, 1999 and 2000:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                  NUMBER OF SHARES   EXERCISE PRICE
                                                  ----------------   --------------
Outstanding at February 12, 1998................            --
  Granted.......................................       705,192            $1.30
                                                     ---------
Outstanding at December 31, 1998................       705,192             1.30
  Granted.......................................       618,768             2.85
  Canceled......................................       (23,112)            1.30
                                                     ---------
Outstanding at December 31, 1999................     1,300,848             2.06
  Granted.......................................     1,053,792            11.51
  Canceled......................................       (77,122)            3.75
                                                     ---------
Outstanding at December 31, 2000................     2,277,518            $6.37
                                                     =========

    Outstanding options under the Plan vest over a three- to five-year period. Options expire ten years from the date of grant. As of December 31, 2000, 450,276 options were exercisable with a weighted-average exercise price of $1.93.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. STOCKHOLDERS' EQUITY (CONTINUED)
    The weighted average fair value of options granted during the periods ended December 31, 1998, 1999 and 2000 was $1.30, $2.87 and $5.71, respectively.

    The following is a summary of stock options outstanding and exercisable as of December 31, 2000:

      EXERCISE            OPTIONS              WEIGHTED AVERAGE              OPTIONS
        PRICE           OUTSTANDING   REMAINING CONTRACTUAL LIFE (YEARS)   EXERCISABLE
---------------------   -----------   ----------------------------------   -----------
$1.30                      798,253                   2.56                    320,981
 1.88                       49,704                   3.35                     10,421
 3.13                      147,600                   3.45                     31,600
 3.80                      453,409                   3.32                     87,274
 5.65                       16,800                   2.45                         --
11.75                        1,500                   4.84                         --
12.35                       58,500                   4.92                         --
12.62                        1,200                   4.84                         --
13.54                      378,600                   4.21                         --
13.75                        1,200                   4.92                         --
14.00                      370,752                   4.72                         --
                         ---------                                           -------
                         2,277,518                                           450,276
                         =========                                           =======

    Remaining non-exercisable options as of December 31, 2000 become exercisable as follows:

2001........................................................    497,584
2002........................................................    465,184
2003........................................................    414,383
2004........................................................    277,373
2005........................................................    172,718
                                                              ---------
                                                              1,827,242
                                                              =========

    Since the Company applies APB Opinion No. 25 in accounting for its stock options, no compensation cost has been recognized for the options granted to employees because the exercise price equaled the fair market value on the date of the grant. Had compensation cost been determined on the

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. STOCKHOLDERS' EQUITY (CONTINUED)
basis of fair value pursuant to SFAS No. 123, net (loss) income and net (loss) income per common share would have been affected as follows for the periods ended December 31, 1998, 1999 and 2000.

                                                       1998       1999       2000
                                                     --------   --------   --------
Net (loss) income, as reported.....................  $(4,142)    $2,960     $4,459
Net (loss) income, pro forma.......................   (4,291)     2,837      3,088
Net (loss) income per common share--basic, as
  reported.........................................  $ (1.12)    $ 0.81     $ 0.42
Net (loss) income per common share--basic, pro
  forma............................................  $ (1.16)    $ 0.77     $ 0.29
Net (loss) income per common share--diluted, as
  reported.........................................  $ (1.12)    $ 0.18     $ 0.22
Net (loss) income per common share--diluted, pro
  forma............................................  $ (1.16)    $ 0.17     $ 0.15

    The fair value of each grant was estimated using the minimum value method with the following weighted-average assumptions used for grants during the year ended December 31, 1999:

Dividend yield..............................................      --
Risk free interest rate.....................................  4.6%-5.92%
Option term.................................................  4.77 years

    The fair value of each grant was estimated using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 2000:

Dividend yield..............................................      --
Risk free interest rate.....................................  5.17%-6.77%
Option term.................................................    3-5 years
Expected volatility.........................................       60-78%

    STOCK AWARDS--The Company awarded 3,699,130 shares of common stock to various key employees at the beginning of the Company's operations. These shares of common stock, which were valued at $0.18 per share, vest over a five-year period. At the date of issuance, $655 in deferred compensation was recorded by the Company. Compensation expense of approximately $119, $131, and $127 was recognized for these stock awards for the periods ended December 31, 1998, 1999 and 2000, respectively.

11. RETIREMENT BENEFITS

    The Company has a qualified 401(k) plan available to all employees who meet certain eligibility requirements. The 401(k) plan allows the employee to contribute 20% of the employee's salary up to the maximum allowed under the Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee's earnings. For the periods ended December 31, 1998, 1999 and 2000 the Company's contributions to the plan were $84, $156, and $475, respectively.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. CONCENTRATIONS OF RISK

    The Company's principal concentration of risk is related to its limited distribution channels. In 1998, nearly all of the Company's revenues are related to the distribution efforts of four independent companies, with approximately 95% of its revenues coming from one of the distribution companies, Sofamor Danek Group (see Note 14). In 1999, the Company expanded to include more revenue from direct distribution. The amount of revenue from direct distribution was approximately 15% with 80% of the remaining revenue coming from Medtronic Sofamor Danek ("MSD") (see Note 14). In 2000, the amount of revenue from direct distribution was approximately 20% with 78% of the remaining revenue coming from MSD.

    The Company's operations are dependent on the availability of bone and related connective tissue from human donors. The Company relies on the efforts of independent procurement agencies to educate the public and increase the willingness to donate bone tissue. These procurement agencies may not be able to obtain sufficient donors to meet present or future demands.

13. COMMITMENTS AND CONTINGENCIES

    MANUFACTURING RIGHTS--The Company has licensed manufacturing rights for some of its products. Under the agreements, the Company has agreed to accept and reimburse the processor for items that meet the Company's quality control guidelines.

    PREPAID INVENTORY--In an effort to increase the Company's supply of donor tissue, the Company has agreed to fund several tissue recovery agencies, in exchange for the first right of refusal for any donor tissue recovered. During 1999 and 2000 the Company had advanced $2,246, and $4,453, respectively, to the tissue recovery agencies and recouped $1,988, and $3,768, respectively, in donor tissue. At December 31, 1999 and 2000 the Company has yet to recover $734 and $1,418, respectively, of its expenditures through donor tissue recovery. Prepaid inventory is classified in prepaid and other assets in the accompanying consolidated balance sheets. The Company has no ownership or control in these agencies, and funding can be discontinued at any time when donor tissue is no longer being supplied.

    FOREIGN INVESTMENT--In August 1998, the Company received a 30% ownership in UFTB-Italia for no consideration and, therefore, recorded a $0 investment in UFTB-Italia. The 30% ownership in UFTB-Italia was given to provide the Company incentive to assist UFTB-Italia in their future efforts to develop a tissue bank business in Italy, which would include recovery, processing and distribution of tissue. UFTB-Italia is an entity created in late 1998, which had no operations as of December 31, 1998. As of December 31, 2000, UFTB-Italia has only distributed tissue and has not begun to recover or process tissue. The Company is required to provide certain training to UFTB-Italia; however, UFTB-Italia must reimburse the Company for all costs of travel, housing, meals and related expenses. The Company bears the salary cost of Company personnel providing the training. As of December 31, 2000, salary costs incurred by the Company for training provided to UFTB-Italia are immaterial. Additionally, the Company has not accrued salary costs for future training to be provided to UFTB-Italia as it is not probable whether any additional training will be provided and the salary costs of such training cannot be reasonably estimated. The Company has recorded this investment on the equity basis. As of December 31, 1998 and 1999, the Company had not recorded its share of the losses

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED) from its interest in UFTB-Italia due to the insignificance of such amounts for each of these periods and because such loss recognition would reduce the Company's investment below zero. As of December 31, 2000, the Company recorded its share of the net income of UFTB-Italia and is reflected as equity in income of unconsolidated subsidiary on the consolidated statement of operations. As of December 31, 2000, the Company had $393 of outstanding accounts receivable due from UFTB-Italia. Total tissue distributions to UFTB-Italia in 2000 were $722.

    LEASES--The Company leases various buildings, office equipment and fixtures under non-cancelable operating leases for various periods. The Company also leases various equipment under capital leases that are included in property, plant and equipment in the accompanying consolidated balance sheets.

    Future minimum lease commitments under noncancelable leases as of December 31, 2000 are as follows:

                                                            CAPITAL    OPERATING
                                                             LEASES     LEASES
                                                            --------   ---------
2001......................................................   $  867     $  683
2002......................................................      587        477
2003......................................................      354         28
2004......................................................       67         --
                                                             ------     ------
                                                              1,875     $1,188
                                                                        ======
Less amounts representing interest........................      228
                                                             ------
Present value of net minimum lease payments...............   $1,647
                                                             ======

    Rent expense for the periods ended December 31, 1998, 1999 and 2000 was $263, $748, and $839, respectively.

    EMPLOYMENT AGREEMENTS--The Company has employment contracts with six officers of the Company, providing for total annual payments of approximately $883, $1,234, $1,180 and $500 from 2000 through 2003, respectively. The contracts provide for periodic adjustments to compensation and expire on various dates in 2002 and 2003.

14. RELATED PARTIES

    The Company has certain related party transactions with UFTB. Through
April 15, 1999, UFTB recovered whole donor tissue and distributed conventional tissue. The Company processed this tissue for UFTB for a fee and compensated UFTB for the nonconventional tissue retained from the whole donor tissue. On April 15, 1999, the Company entered into two new agreements under which UFTB transferred to the Company all rights to conventional tissue distribution and national recovery programs, permitting UFTB to focus primarily on tissue recovery and UFTB settled amounts due to the Company. As of April 15, 1999, the total due from UFTB and the note receivable from UFTB was $4,964. Under the terms of the agreements, UFTB transferred its unprocessed donor tissue and conventional tissue with a fair value of $3,030 and equipment and fixtures with a fair value of $90 for a

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. RELATED PARTIES (CONTINUED)
total non-cash asset transfer of $3,120 to the Company as an offset against the existing due from stockholder and note receivable from stockholder. Additionally, UFTB agreed to repay the remaining balance by (a) offsetting recovery fees from April 15, 1999 through June 30, 1999 against the outstanding balance, which fees, net of administrative costs, were $657, and (b) making monthly payments through the end of 1999 to repay the remaining balance of $1,187. As of December 31, 1999, UFTB has repaid all amounts owed to the Company in accordance with the terms of the two new agreements entered into on April 15, 1999. Any future UFTB due from/due to amounts will be collected/repaid in a timely manner.

    The following is a summary of transactions and balances with UFTB as of December 31, 1999 and 2000 and for the periods ended December 31, 1998, 1999 and 2000:

                                                        1998       1999       2000
                                                      --------   --------   --------
Due from (to) UFTB, net.............................              $    4        ($4)
Tissue recovery fees and support services charged by
  UFTB to the Company...............................   $2,386      5,344      6,695
Processing fees, tissue fees, and support services
  charged to UFTB by the Company....................    3,467      2,592        281

    In January 1999, Medtronic Inc., a 50% owner in the Series C Preferred shares, acquired Sofamor Danek Group and changed their name to MSD. MSD is currently the largest tissue distributor for the Company (see Note 12). The following is a summary of transactions and balances with Sofamor Danek Group as of December 31, 1999 and 2000 and for the periods ended December 31, 1998, 1999 and 2000:

                                                     1998       1999       2000
                                                   --------   --------   --------
Tissue distribution revenue under management
  services agreement (included in fees from
  tissue distribution)...........................  $30,472    $57,228    $94,641
Management services fees.........................   24,129     39,994     64,572
Deferred revenue recognized (included in other
  revenues from core operations).................      122        225        225
Administrative costs reimbursed by Medtronic
  Sofamor Danek (included in marketing, general
  and administrative expense)....................      326        436        374
Management services fees payable (included in
  accounts payable)..............................              17,524     18,445
Deferred revenue.................................               4,153      3,928

    As part of the agreement to purchase the assets of NTBN (see Note 6), Dr. Garrison was given the option to convert a $500 note due November 2002, or any portion of the note, into common stock of the Company at the Series C Preferred stock convertible price of $5.65. The option to convert the $500 note was exercisable at any time before February 22, 2000. On February 15, 2000,
Dr. Garrison exercised his option on 44,280 shares equivalent to $250.
Dr. Garrison received 5,534 warrants to

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. RELATED PARTIES (CONTINUED)
purchase common stock for $5.65 per share upon the exercise of his options. The value of the shares is a reduction of the $500 note payable, the balance of which at February 15, 2000 was $462. The balance of the note payable as of December 31, 2000 was $46 and will be repaid by April 2001. Dr. Garrison is providing Medical Director services to GTB on a consulting basis under a three-year contract, which ends November 1, 2002. Annual compensation under the contract is $101 in year one, $104 in year two and $108 in year three.
Dr. Garrison also owns the building in which GTB leases space. Monthly rental is $12 in year one and $13 in years two and three. The following is a summary of transactions and balances with Dr. Garrison as of and for the years ended December 31, 1999 and 2000:

                                                                1999       2000
                                                              --------   --------
Payments on GTB leased premises.............................   $   37      $149
Payments for Medical Director fees..........................       17       101
Principal and interest payments on notes....................       31       410
Notes payable...............................................    1,219       559
Conversion of notes payable to common stock.................       --       250

15. LEGAL ACTIONS

EXACTECH LITIGATION

    On June 22, 1999, Exactech, Inc. ("Exactech") filed a complaint against the Company, UFTB, and 19 medical distributors and sales agents of the Company. The complaint alleges that the Company breached a license agreement under which Exactech has certain rights to distribute the Company's bone paste products. UFTB assigned this agreement to the Company as part of the Company's separation from UFTB. The court granted the Company's motion to enforce an arbitration provision in the agreement, and the matter is now in arbitration. Only the Company, Exactech and UFTB remain as parties in the arbitration. The dispute relates to the scope of rights transferred under the license agreement. The Company and Exactech each have conducted discovery, including the exchange of documents and the taking of depositions. The parties currently are concluding additional limited non-party discovery. The Company maintains that the scope of rights transferred to Exactech was narrow, while Exactech asserts that it has broader rights. This matter will proceed before a three-person arbitration panel. Upon the Company's motion, the arbitration panel bifurcated the proceeding and the issue of the scope of Exactech's rights under the license agreement will be determined in the initial phase of the arbitration. The Company anticipates that the initial phase of the arbitration will take place in June, 2001. Exactech alleges it suffered monetary damages but has never placed a dollar value on these alleged damages. The arbitration panel will consider damages only if Exactech establishes that the Company has breached the license agreement. The arbitration is ongoing; consequently, management cannot estimate the impact on the Company's business or financial operations.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15. LEGAL ACTIONS (CONTINUED)
OSTEOTECH LITIGATION

    On February 25, 1999, the Company, UFTB and MSD brought suit in U.S. District Court for the Northern District of Florida against Osteotech, Inc. The initial complaint alleges that Osteotech is infringing two patents for Diaphysical Cortical Bone Dowels. On October 6, 2000, the Court allowed plaintiffs to amend the complaint to add an additional count that Osteotech also is infringing a third, recently-issued patent for the Diaphysical Cortical Dowel. UFTB licenses these patents to the Company on an exclusive basis and the Company then sublicenses these patents to MSD. Plaintiffs are seeking injunctive relief against Osteotech, preventing it from continuing to distribute products that infringe any of the three patents. Plaintiffs also are seeking monetary damages in an amount based on the profit they believe they would have made if the patents never were infringed by Osteotech. Currently, the parties are conducting discovery and the trial has been set for February 6, 2002. All legal expenses in this action are being paid by MSD.

    The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2000 will have a material adverse impact on its financial position or results of operations.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16. SUPPLEMENTAL CASH FLOW INFORMATION

    Selected cash payments and noncash activities are as follows:

                                                                       YEAR ENDED
                                                PERIOD FROM           DECEMBER 31,
                                            FEBRUARY 12, 1998 TO   -------------------
                                             DECEMBER 31, 1998       1999       2000
                                            --------------------   --------   --------
Interest paid during the period...........          $153            $  285    $   434
Income taxes paid.........................            --             1,052      1,666
Noncash capital lease obligations.........           871               282        771
Net liabilities assumed upon start of
  operations..............................            39                --         --
Issuance of founders' common shares.......           651                --         --
Issuance of Preferred A stock to related
  parties.................................             2                --         --
Noncash settlement of note receivable and
  amount due from stockholder.............            --             3,120         --
Notes payable issued to acquire GTB.......            --             1,250         --
Conversion of preferred stock to common
  stock...................................            --                --     16,582
Conversion of notes payable to common
  stock...................................            --                --        250
Cancellation of capital lease obligation
  upon purchase of building...............            --                --        283
Reduction of rental accrual upon
  acquisition of land/building............            --                --        225
Noncash insurance financing...............            --                --        430
Acquisition of assets of Alabama Tissue
  Center for stock........................            --                --      3,500
Issuance of stock options.................            --                --      2,774

17. SEGMENT DATA

    The Company processes human musculoskeletal tissue received from various tissue recovery agencies and distributes the tissue through various channels. This one line of business represents 100% of consolidated fees from tissue distribution and is comprised of three primary product lines: spinal

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

17. SEGMENT DATA (CONTINUED)
allografts, other precision tooled allografts and conventional tissue. The following table presents fees from tissue distribution by each of the Company's three primary product lines:

                                                                     YEAR ENDED
                                              PERIOD FROM           DECEMBER 31,
                                          FEBRUARY 12, 1998 TO   -------------------
                                           DECEMBER 31, 1998       1999       2000
                                          --------------------   --------   --------
Fees from tissue distribution:
  Spinal allografts.....................        $30,375          $57,073    $ 94,641
  Other precision tooled allografts.....            405            4,683      10,532
  Other processed tissue................          1,112            9,027      15,732
                                                -------          -------    --------
    Total...............................        $31,892          $70,783    $120,905
                                                =======          =======    ========

    The Company distributes their products both within and outside the United States. During the periods ended December 31, 1998, 1999 and 2000, 100%, 97.4% and 97.4%, respectively, of net revenues came from the United States. Foreign net revenues of 2.6% during the years ended December 31, 1999 and 2000 came primarily from Europe.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth the results of our operations for the periods indicated:

                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     2000        2000         2000            2000
                                                   ---------   --------   -------------   ------------
QUARTER ENDED
Net revenues.....................................   $11,804    $13,340       $15,308         $17,479
Gross profit.....................................     5,477      6,548         7,442          10,305
Net income.......................................       464        755         1,070           2,170

Net income per common share:
  Basic..........................................   $  0.13    $  0.21       $  0.08         $  0.10
  Diluted........................................      0.03       0.04          0.05            0.09

                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     1999        1999         1999            1999
                                                   ---------   --------   -------------   ------------
QUARTER ENDED
Net revenues.....................................   $ 6,203    $ 7,896       $ 8,682         $10,245
Gross profit.....................................     1,805      3,304         3,957           4,788
Net (loss) income................................      (234)       389           469           2,336

Net (loss) income per common share:
  Basic..........................................   $ (0.06)   $  0.11       $  0.13         $  0.64
  Diluted........................................     (0.06)      0.02          0.03            0.13

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

   PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998
                 AND THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

19. SUBSEQUENT EVENT

    On March 16, 2001 the Company received a commitment from a commercial bank to provide $16.0 million in construction and permanent financing for the manufacturing and administrative facilities under construction. The commitment provides for a 14 month construction phase with repayment terms based on a 20 year amortization with a five year balloon. The financing commitment expires on March 30, 2001.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Regeneration Technologies, Inc.:

We have audited the consolidated financial statements of Regeneration Technologies, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 2000, and for the period from February 12, 1998 (date operations began) to December 31, 1998 and for the years ended December 31, 1999 and 2000, and have issued our report thereon dated February 5, 2001 (March 16, 2001 as to Note 19); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Regeneration Technologies, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
February 5, 2001
  (March 16, 2001 as to Note 19)

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
 PERIOD FROM FEBRUARY 12, 1998 (DATE OPERATIONS BEGAN) TO DECEMBER 31, 1998 AND
                   FOR YEARS ENDED DECEMBER 31, 1999 AND 2000
                             (DOLLARS IN THOUSANDS)

                                           BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                          BEGINNING OF   COSTS AND      OTHER                      END
DESCRIPTION                                  PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
-----------                               ------------   ----------   ----------   ----------   ----------
Period Ended December 31, 1998:
  Allowance for doubtful accounts.......      $ --          $ 39         $  --        $ --         $ 39
Year Ended December 31, 1999:
  Allowance for doubtful accounts.......        39           171           125(a)       --          335
Year Ended December 31, 2000:
  Allowance for doubtful accounts.......       335           566            --         146          755

------------------------

(a) Represents allowance for doubtful accounts on accounts receivable acquired from National Tissue Bank Network, Georgia Tissue Bank, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2001                                         REGENERATION TECHNOLOGIES, INC.

                                                       By:             /s/ JAMES M. GROOMS
                                                            -----------------------------------------
                                                                         James M. Grooms
                                                                    CHAIRMAN OF THE BOARD AND
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Chairman of the Board
                 /s/ JAMES M. GROOMS                     (principal executive
     -------------------------------------------         officer) and Chief Executive  March 26, 2001
                   James M. Grooms                       Officer

                /s/ RICHARD R. ALLEN                   Chief Financial Officer
     -------------------------------------------         (principal financial and      March 26, 2001
                  Richard R. Allen                       accounting officer)

                /s/ PHILIP R. CHAPMAN                  Director
     -------------------------------------------                                       March 26, 2001
                  Philip R. Chapman

                 /s/ PETER F. GEAREN                   Director
     -------------------------------------------                                       March 26, 2001
                   Peter F. Gearen

                /s/ MICHAEL J. ODRICH                  Director
     -------------------------------------------                                       March 26, 2001
                  Michael J. Odrich

               /s/ ANTHONY C. PHILLIPS                 Director
     -------------------------------------------                                       March 26, 2001
                 Anthony C. Phillips

                 /s/ DANIEL L. WEBER                   Director
     -------------------------------------------                                       March 26, 2001
                   Daniel L. Weber