Form 10-Q
period 2001-03-31
REGENERATION TECHNOLOGIES INC
filed 2001-05-14
CIK 1100441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

YES (X) NO ( )

    Shares of common stock, $0.001 par value, outstanding on March 31, 2001:
                                  21,667,554.

                         REGENERATION TECHNOLOGIES, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

PART I            FINANCIAL INFORMATION                                        PAGE #
------            ---------------------                                        ------
Item 1            Condensed Consolidated Financial Statements                   3 - 9

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           10 - 11

Item 3            Quantitative and Qualitative Disclosures About Market Risk    12

PART II           OTHER INFORMATION

Item 1            Legal Proceedings                                             12

Item 2            Changes in Securities and Use of Proceeds                     12

Item 3            Default upon Senior Securities                                13

Item 4            Submission of Matters to a Vote of Security Holders           13

Item 5            Other Information                                             13

Item 6            Exhibits and Reports on Form 8-K                              13

Signature Page                                                                  14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          DECEMBER 31,          MARCH 31,
                                                                             2000                 2001
                                                                          ------------          ---------
         ASSETS

Current Assets:
 Cash and cash equivalents                                                $     34,944          $  29,129
 Accounts receivable-less allowance of $755 in 2000 and $550 in 2001            27,631             32,269
 Product inventories                                                            22,036             23,185
 Supply inventories                                                              1,406              1,304
 Prepaid and other current assets                                                2,077              2,695
 Deferred tax asset                                                              1,290              1,272
                                                                          ------------          ---------
     Total current assets                                                       89,384             89,854
Property, plant and equipment-net                                               14,787             17,839
Goodwill-net                                                                     2,810              2,773
Deferred tax asset                                                               1,177                943
Other assets-net                                                                   753                883
                                                                          ------------          ---------
                                                                          $    108,911          $ 112,292
                                                                          ============          =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                         $     22,436          $  24,510
 Accrued expenses                                                                5,126              3,225
 Current portion of deferred revenue                                               265                225
 Line of credit                                                                      -              2,037
 Current portion of long-term debt                                               1,217              1,182
 Due to SETA                                                                         4                 45
                                                                          ------------          ---------
     Total current liabilities                                                  29,048             31,224
Long-term debt - less current portion                                            3,684              3,553
Derivative liabilities                                                               -                245
Deferred revenue                                                                 3,703              3,647
                                                                          ------------          ---------
     Total liabilities                                                          36,435             38,669
                                                                          ------------          ---------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.001 par value; 5,000,000 authorized, 0 shares issued
  and outstanding, respectively                                                      -                  -
 Common stock, $.001 par value; 50,000,000 shares authorized;
  21,686,962 and 21,798,834 shares issued, respectively; and
  21,556,066 and 21,667,554 shares outstanding, respectively                        22                 22
 Additional paid-in capital                                                     71,554             71,696
 Retained earnings                                                               3,277              4,320
 Accumulated other comprehensive income (loss)                                       -               (245)
 Deferred compensation                                                          (2,363)            (2,156)
 Less treasury stock, 130,896 and 131,280 shares, respectively                     (14)               (14)
                                                                          ------------          ---------
     Total stockholders' equity                                                 72,476             73,623
                                                                          ------------          ---------
                                                                          $    108,911          $ 112,292
                                                                          ============          =========

      See notes to unaudited condensed consolidated financial statements.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          -------------------------------
                                                                              2000                 2001
                                                                          ------------          ---------
Revenues from core operations:
 Fees from tissue distribution                                            $     25,555          $ 37,205
 Other revenues from core operations                                               528               443
                                                                          ------------          ---------
   Total revenues                                                               26,083            37,648
Management services fees                                                        14,279            20,473
                                                                          ------------          ---------
   Net revenues                                                                 11,804            17,175
Costs of processing and distribution                                             6,327             8,094
                                                                          ------------          ---------
   Gross profit                                                                  5,477             9,081
                                                                          ------------          ---------
Expenses:
 Marketing, general and administrative                                           4,093             7,429
 Research and development                                                          515               707
                                                                          ------------          ---------
   Total expenses                                                                4,608             8,136
                                                                          ------------          ---------
Operating income                                                                   869               945
                                                                          ------------          ---------
Equity in income of unconsolidated subsidiary                                        7                -
Interest (expense) income:
 Interest expense                                                                 (108)              (83)
 Interest income                                                                    90               561
                                                                          ------------          ---------
   Total interest (expense) income - net                                           (18)              478
                                                                          ------------          ---------
Income before income tax expense                                                   858             1,423
Income tax expense                                                                (394)             (380)
                                                                          ------------          ---------
Net income                                                                         464             1,043
Derivative loss                                                                     -               (146)
                                                                          ------------          ---------
Comprehensive income                                                      $        464          $    897
                                                                          ============          =========
Net income per common share - basic                                       $       0.13          $    0.05
                                                                          ============          =========
Net income per common share - diluted                                     $       0.03          $    0.05
                                                                          ============         ==========
Weighted average shares outstanding - basic                                  3,627,883         21,608,654
                                                                          ============         ==========
Weighted average shares outstanding - diluted                               18,382,197         22,784,905
                                                                          ============          =========

       See notes to unaudited condensed consolidated financial statements.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          -------------------------------
                                                                             2000                 2001
                                                                          ------------          ---------
Cash flows from operating activities:
 Net income                                                               $        464          $  1,043
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization expense                                           274               608
   Bad debt expense                                                                 69               188
   Amortization of deferred revenue                                                (56)              (96)
   Deferred income tax (benefit) provision                                         (35)              252
   Deferred compensation and nonqualified option                                   195               207
   Changes in assets and liabilities - cash provided by (used in):
    Accounts receivable                                                         (2,326)           (4,826)
    Product and supply inventories                                              (2,465)           (1,046)
    Prepaid and other current assets                                                -                (36)
    Other assets                                                                   (139)            (134)
    Accounts payable                                                              2,121            2,074
    Accrued expenses                                                                 21           (2,485)
                                                                             ------------        ---------
      Net cash used in operating activities                                      (1,877)          (4,251)
                                                                             ------------        ---------
Cash flows from investing activities:
 Purchase of property, plant and equipment                                       (2,132)          (3,445)
                                                                             ------------        ---------
      Net cash used in investing activities                                      (2,132)          (3,445)
                                                                             ------------        ---------
Cash flows from financing activities:
 Stock issuance costs                                                                (2)             (22)
 Proceeds from exercise of stock options                                              -              164
 Payments on capital lease and note obligations                                    (210)            (339)
 Amounts advanced to SETA                                                        (1,943)          (1,783)
 Payments received from SETA                                                      1,913            1,824
 Line of credit (payments) borrowings - net                                        (896)           2,037
 Purchase of treasury stock                                                         (17)              -
                                                                             ------------        ---------
      Net cash (used in) provided by financing activities                        (1,155)           1,881
                                                                             ------------        ---------

Net decrease in cash and cash equivalents                                        (5,164)          (5,815)
Cash and cash equivalents, beginning of period                                    7,536           34,944
                                                                             ------------        ---------
Cash and cash equivalents, end of period                                     $    2,372          $29,129
                                                                             ============        =========

       See note to unaudited condensed consolidated financial statements.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                 (In thousands, except share and per share data)


1.       BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These condensed consolidated financial statements do not include all disclosures provided in the annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the interim periods, have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

     The condensed consolidated financial statements include the accounts of Regeneration Technologies, Inc. ("RTI") and its wholly owned subsidiaries, Georgia Tissue Bank ("GTB"), Alabama Tissue Center ("ATC"), and Biological Recovery Group ("BRG") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

2. PRODUCT INVENTORIES
   Product inventories by stage of completion are as follows:

                                                     December 31,      March 31,
                                                         2000            2001
                                                     ------------     -----------
Unprocessed donor tissue............................ $ 2,743            $ 3,222
Tissue in process...................................   8,657              8,251
Implantable donor tissue............................  10,509             11,712
Nontissue inventory for resale......................     127                 -
                                                     -------            -------
                                                     $22,036            $23,185
                                                     =======            =======

3. DERIVATIVES
   NEW ACCOUNTING STANDARD -- Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company allows the use of certain derivatives and financial instruments in managing risk. Such risk managed includes hedging interest rate risk through cash flow hedges. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The allowable instruments include interest rate swaps that qualify for the "short cut" method of accounting under SFAS No. 133. Under the "short cut" method, the Company assumes no ineffectiveness in a hedging relationship. Since the structure of the interest rate swap will allow the use of the "short cut" method, there will be no need to measure effectiveness and there will be no charge to earnings for changes in fair value. All changes in fair value will be recorded as derivative gain (loss) through other comprehensive income. The Company did not incur any significant adverse impact on its interest rate risk management activities at March 31, 2001 in applying the "short cut" method.

   The Company's interest rate swap agreements involve the exchange of variable interest rate payments, based on the 30-day LIBOR plus 150 basis points, without exchanging the notional principal amount.

   At March 31, 2001, the Company had an outstanding swap agreement dated March 30, 2000, maturing March 30, 2005 with a notional amount of $2,671. Under the agreement, the Company receives a fixed interest rate of 8.35%. Payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant. At March 31, 2001 the Company would have paid $155 to terminate this agreement.

   At March 31, 2001, the Company had an outstanding swap agreement dated March 27, 2001 maturing April 2, 2007, with a notional amount of $16,000. Under the agreement, the Company receives a fixed interest rate of 7.49%. At March 31, 2001 the Company would have paid $90 to terminate this agreement.

   For the three months ended March 31, 2001 the amount of derivative loss for the two swap transactions was $146, which was the change in the fair value for the three months ended March 31, 2001, recorded as "derivative loss" for comprehensive income presentation in the condensed consolidated statement of income and comprehensive income. The derivative liability of $245 includes the $146 derivative loss and a $99 transition adjustment based on the notional amount of $2,695 at December 31, 2000. This transition adjustment was recorded as a cumulative-effect-type adjustment to "accumulated other comprehensive income" in the equity section of the balance sheet on January 1, 2001.

4. EARNINGS PER SHARE
   A reconciliation of the number of shares of common stock used in calculation of basic and diluted earnings per share ("EPS") is presented below:

                                                                           Three Months Ended
                                                                         --------------------------
                                                                         March 31,         March 31,
                                                                            2000             2001
                                                                         ---------         ---------
Basic Shares.............................................................  3,627,883         21,608,654
Effect of dilutive securities:
   Stock options and warrants............................................    814,461          1,176,251
   Conversion of preferred stock......................................... 13,893,552                -
   Convertible debt......................................................     46,301                -
                                                                         -----------        -----------
Diluted Shares........................................................... 18,382,197         22,784,905
                                                                         ===========        ===========
Net income in thousands..................................................$       464        $     1,043
                                                                         ===========        ===========
Basic EPS................................................................$      0.13        $      0.05
                                                                         ===========        ===========
Diluted EPS..............................................................$      0.03        $      0.05
                                                                         ===========        ===========

5. INCOME TAXES
   The Company is required to use SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under SFAS No. 109, the asset and liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the current enacted tax rates and laws.

6. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                           Three Months Ended
                                                                         --------------------------
                                                                         March 31,         March 31,
                                                                            2000             2001
                                                                         ---------         ---------
Income taxes paid during the period......................................$     317         $   2,643
Interest paid during the period..........................................$     108         $      83
Noncash capital lease obligations........................................$      -          $     173
Conversion of note payable to common stock...............................$     250         $      -
Notes payable issued to acquire land and buildings.......................$   2,800         $      -
Reduction in capital lease obligation upon purchase of building..........$     283         $      -
Reduction in straight-line rent accrual upon purchase of building........$     225         $      -
Issuance of stock options................................................$   2,604         $      -
Noncash insurance financing..............................................$     430         $    583

7. SEGMENT DATA
   The Company processes human musculoskeletal and cardiac tissue received from various tissue recovery agencies and distributes the tissue through various channels. This one line of business represents 100% of consolidated fees from tissue distribution and is comprised of three primary product lines: spinal allografts, other precision tooled allografts and other processed tissue. The following table presents fees from tissue distribution by each of the Company's three primary product lines:

                                                                           Three Months Ended
                                                                         --------------------------
                                                                         March 31,         March 31,
                                                                            2000             2001
                                                                         ---------         ---------
Fees from tissue distribution:
   Spinal allografts.....................................................$  20,488         $  29,754
   Other precision tooled allografts.....................................    1,598             3,618
   Other processed tissue................................................    3,469             3,833
                                                                         ---------         ---------
      Total..............................................................$  25,555         $  37,205
                                                                         =========         =========

8. CONTINGENCIES

   EXACTECH LITIGATION

     On June 22, 1999, Exactech, Inc. ("Exactech") filed a complaint against the Company, University of Florida Tissue Bank ("UFTB"), and 19 medical distributors and sales agents of the Company. The complaint alleges that the Company breached a license agreement under which Exactech has certain rights to distribute the Company's bone paste products. UFTB assigned this agreement to the Company as part of the Company's separation from UFTB. The court granted the Company's motion to enforce an arbitration provision in the agreement, and the matter is now in arbitration. Only the Company, Exactech and UFTB remain as parties in the arbitration. The dispute relates to the scope of rights transferred under the license agreement. The Company and Exactech each have conducted discovery, including the exchange of documents and the taking of depositions. The parties currently are concluding additional limited non-party discovery. The Company maintains that the scope of rights transferred to Exactech was narrow, while Exactech asserts that it has broader rights. This matter will proceed before a three-person arbitration panel. Upon the Company's motion, the arbitration panel bifurcated the proceeding and the issue of the scope of Exactech's rights under the license agreement will be determined in the initial phase of the arbitration. The Company anticipates that the initial phase of the arbitration will take place in July, 2001. Exactech alleges it suffered monetary damages but has never placed a dollar value on these alleged damages. The arbitration panel will consider damages only if Exactech establishes that the Company has breached the license agreement. The arbitration is ongoing; consequently, management cannot estimate the impact on the Company's business or financial operations.

   OSTEOTECH LITIGATION

   On February 25, 1999, the Company, UFTB and Medtronic Sofamor Danek ("MSD") brought suit in U.S. District Court for the Northern District of Florida against Osteotech, Inc. The initial complaint alleges that Osteotech is infringing two patents for Diaphysical Cortical Bone Dowels. On October 6, 2000, the Court allowed plaintiffs to amend the complaint to add an additional count that Osteotech also is infringing a third, recently-issued patent for the Diaphysical Cortical Dowel. UFTB licenses these patents to the Company on an exclusive basis and the Company then sublicenses these patents to MSD. Plaintiffs are seeking injunctive relief against Osteotech, preventing it from continuing to distribute products that infringe any of the three patents. Plaintiffs also are seeking monetary damages in an amount based on the profit they believe they would have made if the patents never were infringed by Osteotech. Currently, the parties are conducting discovery and the trial has been set for February 6, 2002. All legal expenses in this action are being paid by MSD.

9. SIGNIFICANT EVENTS
   On August 21, 2000, RTI acquired substantially all of the existing assets and liabilities of a division of the University of Alabama Health Services Foundation ("UAHSF"), which had been doing business as the Alabama Tissue Center ("ATC") in Birmingham, Alabama. The acquisition was financed by a cash payment of $250 and the issuance of $3,500 in shares of the Company's common stock, valued at the Company's initial public offering price of $14.00 per share. The Company may be required to make an additional cash payment of $250 upon the achievement of certain milestones. The total initial consideration of $3,750 plus legal fees associated with the transaction amount to a total initial investment of $3,767. The purpose of the transaction was to expand the business of RTI into the use of cryopreservation technology for cardiovascular tissue.

   The unaudited pro forma results for the three months ended March 31, 2000, assuming ATC had been acquired on January 1, 2000, including pro forma adjustments for amortization of goodwill and income taxes, are approximately as follows:

   Total revenues....................................................$26,610
   Net income........................................................    406
   Net income per share -- diluted...................................$  0.02

     On February 6, 2001 the Company formed the BRG. BRG will function as a wholly owned subsidiary of Regeneration Technologies Inc., focusing on bringing advances in technology to the recovery of tissues nationwide.

     On February 15, 2001 UFTB changed its name to Southeast Tissue Alliance ("SETA"). In connection with the dissolution of their status as a direct support organization to the University of Florida, SETA transferred all shares of the Company to University of Florida Research Foundation on March 16, 2001.

10.   SUBSEQUENT EVENTS
      On June 7, 2000 the Company started construction of new manufacturing and administrative buildings on the land purchased on March 30, 2000. Total estimated cost to construct and equip the new facilities is $26.0 million. The Company intends to finance $16.0 million of the cost with additional long-term debt, $5.0 million from the proceeds of the initial public offering, and $5.0 million in capital leases. The Company obtained $16.0 million of financing on April 2, 2001.

      On May 7, 2001 the Company received a letter from the Food and Drug Administration's (the "FDA") Center for Biologics Evaluation and Research raising concerns about the safety and validation of the Company's BioCleanse(TM) process. The FDA has stated that it believes it to be prudent for the Company to discontinue use of the process. The Company believes the recent letter is at odds with a prior finding following FDA visits to the facility in June 1999 and July 2000. The Company has contacted the FDA to revisit the validation of the process.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

         TOTAL REVENUES. Our total revenues increased by $11.5 million, or 44.3%, to $37.6 million for the three months ended March 31, 2001 from $26.1 million for the three months ended March 31, 2000.

         Fees from tissue distribution increased by $11.6 million, or 45.6%, to $37.2 million for the three months ended March 31, 2001 from $25.6 million for the three months ended March 31, 2000. The increase in fees from tissue distribution was due largely to an increase of $9.3 million in revenues from the distribution of our spinal allografts, an increase of $2.0 million from the distribution of other precision-tooled allografts and an increase of $0.4 million from the distribution of other processed tissue. Other revenues from core operations, which consist of tissue processing fees, tissue recovery fees, biomedical laboratory fees and manufacturing royalties, decreased by $0.1 million, to $0.4 million for the three months ended March 31, 2001 compared to $0.5 million for the three months ended March 31, 2000.

         MANAGEMENT SERVICES FEES. Management services fees, which consist of amounts paid to Medtronic Sofamor Danek for management services they provide to assist in the distribution of our allografts, increased by $6.2 million, or 43.4%, to $20.5 million for the three months ended March 31, 2001 from $14.3 million for the three months ended March 31, 2000. This increase was due to the greater revenues generated through the management services of Medtronic Sofamor Danek.

         NET REVENUES. Our net revenues increased by $5.4 million, or 45.5%, to $17.2 million for the three months ended March 31, 2001 from $11.8 million for the three months ended March 31, 2000.

         COSTS OF PROCESSING AND DISTRIBUTION. Costs of processing and distribution increased by $1.8 million, or 27.9%, to $8.1 million for the three months ended March 31, 2001 from $6.3 million for the three months ended March 31, 2000. As a percentage of net revenues, however, these costs decreased from
53.6 % for the three months ended March 31, 2000 to 47.1 % for the three months ended March 31, 2001. The decrease was attributable primarily to improvements in processing efficiencies achieved through automated processing machinery and increased volume.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses increased by $3.3 million, or 81.5%, to $7.4 million for the three months ended March 31, 2001 from $4.1 million for the three months ended March 31, 2000. This increase was, for the most part, due to additional marketing and administrative staff to support our growing business and an increase in distributor commissions, primarily on other processed tissue. Other cost increases included increased depreciation expense for new equipment and the corporate buildings purchased on March 30, 2000, increased professional fees, and increased bad debt expense due to increased revenue. Alabama Tissue Center, acquired in August 2000, contributed $0.3 million to the above increase in these expenses. As a percentage of net revenues, marketing, general and administrative expenses increased from 34.7% for the three months ended March 31, 2000 to 43.3% for the three months ended March 31, 2001.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $0.2 million to $0.7 million for the three months ended March 31, 2001 from $0.5 million for the three months ended March 31, 2000. This increase was due largely to our hiring additional personnel to develop new allografts and technologies combined with the cost of research studies to test new allografts and new allograft applications. We expense all research and development costs as incurred. As a percentage of net revenues, research and development expenses decreased from 4.4% for the three months ended March 31, 2000 to 4.1% for the three months ended March 31, 2001. This decrease was due to our net revenues rising without a commensurate increase in research and development expenses.

         INTEREST INCOME AND EXPENSE - NET. Net interest income for the three months ended March 31, 2001 was $478,000 compared to net interest expense of $18,000 for the three months ended March 31, 2000. The interest income for the three months ended March 31, 2001 was due to the investment of the proceeds from our initial public offering.

         INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2001 was $0.4 million, unchanged from the three months ended March 31, 2000. During the three months ended March 31, 2001 we recorded an accrual for an expected research and development tax credit of $0.3 million, which offset the effect on income tax of increased income before taxes from the three months ended March 31, 2000 to the three months ended March 31, 2001

LIQUIDITY AND CAPITAL RESOURCES

         Our net cash used in operating activities was $4.3 million for the three months ended March 31, 2001 compared to net cash used by operating activities of $1.9 million for the three months ended March 31, 2000, an increased use of $2.4 million. Major increases in cash used were accounts receivable of $2.5 million, attributable to increased distribution; and a payment of accrued expenses of $2.5 million, which was due to payments made during the three months ended March 31, 2001 for federal and state income taxes and employee incentives. These increased uses of cash were offset in part by an increase in net income of $0.6 million, an increase in bad debt expense of $0.1 million, and a decrease in cash used for product and supply inventory of $1.4 million.

         Our net cash used in investing activities increased by $1.3 million to $3.4 million for the three months ended March 31, 2001 from $2.1 million for the three months ended March 31, 2000. On June 7, 2000 we started construction of new manufacturing and administrative buildings on land purchased on March 30, 2000. Costs of constructing and equipping the new facilities, along with continued equipment purchases to support our staff and automation efforts, contributed to this increased use of cash.

         Net cash provided by financing activities for the three months ended March 31, 2001 was $1.9 million compared to cash used in financing activities of $1.2 million for the same period in 2000. Cash provided by line of credit borrowings was $2.0 million for the three months ended March 31, 2001 compared to cash used to repay line of credit borrowings for the three months ended March 31, 2000 of $0.9 million.

         On April 13, 2001 the line of credit facility was increased to $10.0 million. The line of credit facility permits us to borrow on a revolving basis and is collateralized by our accounts receivable. This facility expires in May 2002. As of March 31, 2001, we had available borrowing capacity of $6.0 million under this facility of which $2.0 million was outstanding.

         We estimate the total cost of constructing and equipping the new facilities described above to be $26.0 million. We intend to finance $16.0 million of the cost with additional long-term debt, $5.0 million from the proceeds of our initial public offering, and $5.0 million in capital leases. We obtained $16.0 million of financing on April 2, 2001.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

         Information contained in this filing contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "anticipates" or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the "Risk Factors" section of our Form 10-K constitute cautionary statements which identify factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

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

     Our interest rate swap arrangements involve the exchange of variable interest rate payments, based on the 30-day LIBOR plus 150 basis points, without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense.

     At March 31, 2001, the Company had an outstanding swap agreement dated March 30, 2000, maturing March 30, 2005 with a notional amount of $2.7 million. Under the agreement we receive a fixed interest rate of 8.35%. The counter party to this swap arrangement is a major financial institution. The fair value of this interest rate swap agreement represents the estimated receipt or payment that would be made to terminate the agreement. At March 31, 2001 the Company would have paid $155,000 to terminate this agreement. An increase of 100 basis points in the yield curve would not result in an increased penalty to us.

     At March 31, 2001, the Company had an outstanding swap agreement dated March 27, 2001, maturing April 2, 2007, with a notional amount of $16.0 million. Under the agreement we receive a fixed interest rate of 7.49%. The counter party to this swap arrangement is a major financial institution. The fair value of this interest rate swap agreement represents the estimated receipt or payment that would be made to terminate the agreement. At March 31, 2001 the Company would have paid $90,000 to terminate this agreement. An increase of 100 basis points in the yield curve would not result in an increased penalty to us.

PART II.     OTHER  INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         We refer you to Part I. Item 1.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT ISSUANCES OF UNREGISTERED SECURITIES

         None

USE OF PROCEEDS

         On August 9, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-35756). The offering date was August 10, 2000. The offering has terminated and all of the securities registered have been sold. The managing underwriters were Bank of America Securities, LLC, Lehman Brothers, and Stephens, Inc. Our registration was for 5,700,000 shares of Common Stock, par value $.001 per share. We sold 3,800,000 shares and the selling stockholder in the offering sold 1,900,000 shares, in both cases for $14.00 per share, generating $53.2 million in gross proceeds for us and $26.6 million in gross proceeds for the selling stockholder. After deducting approximately $3.7 million in underwriting discounts and commissions and $1.5 million in other transaction expenses, our net proceeds were $48.0 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payment to any of our directors, officers or persons owning 10% or more of any class of our equity securities or other affiliates.

         From the effective date of the registration statement through March 31, 2001, the following table identifies the approximate amounts of the net proceeds paid directly or indirectly to others:

                                                                               (thousands)
Working capital............................................................... $    9,858
Construction of a new manufacturing facility..................................      4,854
Continued research and development............................................        850
Expansion of tissue supply and distribution programs..........................      1,100
Purchase of additional manufacturing automation equipment.....................      1,000
Investment in interest bearing cash and cash equivalent funds.................     30,363
                                                                               ----------
   Total use of net proceeds.................................................. $   48,025
                                                                               ==========

ITEM 3.      DEFAULT UPON SENIOR SECURITIES

    Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable

ITEM 5.      OTHER INFORMATION

    Not Applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

             None

    (b)      Reports on Form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Regeneration Technologies, Inc.
                                                        (Registrant)

Date:  MAY 14, 2001                             /s/ RICHARD R. ALLEN
       --------------------------              ---------------------------------
                                               Richard R. Allen
                                               Chief Financial Officer
                                               Chief Accounting Officer