Form 10-Q
period 2001-06-30
REGENERATION TECHNOLOGIES INC
filed 2001-08-13
CIK 1100441

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2001

                                        OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    Shares of common stock, $0.001 par value, outstanding on June 30, 2001:
                                    21,767,400.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        REGENERATION TECHNOLOGIES, INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

                                     INDEX

                                                                                                Page No.
                                                                                                --------
PART I FINANCIAL INFORMATION


Item 1  Condensed Consolidated Financial Statements............................................   3-11

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations..  12-15

Item 3  Quantitative and Qualitative Disclosures About Market Risk.............................     15

PART II OTHER INFORMATION


Item 1  Legal Proceedings......................................................................     16

Item 2  Changes in Securities and Use of Proceeds..............................................     16

Item 3  Default upon Senior Securities.........................................................     16

Item 4  Submission of Matters to a Vote of Security Holders....................................     17

Item 5  Other Information......................................................................     17

Item 6  Exhibits and Reports on Form 8-K.......................................................     17

Signature ....................................................................................      18

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                       (In thousands, except share data)

                                                         June 30,  December 31,
                                                           2001        2000
                                                         --------  ------------
                         ASSETS
Current Assets:
  Cash and cash equivalents............................. $ 25,591    $ 34,944
  Accounts receivable--less allowance of $1,215 in 2001
   and $755 in 2000.....................................   30,825      27,631
  Product inventories...................................   24,416      22,036
  Supply inventories....................................    1,413       1,406
  Prepaid and other current assets......................    2,340       2,077
  Due from SETA.........................................       94         --
  Deferred tax asset....................................    1,467       1,290
                                                         --------    --------
    Total current assets................................   86,146      89,384
Property, plant and equipment--net......................   21,389      14,787
Goodwill--net...........................................    2,709       2,810
Deferred tax asset......................................      887       1,177
Other assets--net.......................................    1,177         753
                                                         --------    --------
                                                         $112,308    $108,911
                                                         ========    ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................................... $ 26,200    $ 22,436
  Accrued expenses......................................    1,746       5,126
  Current portion of deferred revenue...................      226         265
  Construction Loan.....................................    1,820         --
  Current portion of long-term debt.....................      942       1,217
  Due to SETA...........................................      --            4
                                                         --------    --------
    Total current liabilities...........................   30,934      29,048
Long-term debt--less current portion....................    3,186       3,684
Derivative liabilities..................................      100         --
Deferred revenue........................................    3,941       3,703
                                                         --------    --------
    Total liabilities...................................   38,161      36,435
                                                         --------    --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value: 5,000,000 shares
   authorized, 0 issued and outstanding, respectively...      --          --
  Common stock, $.001 par value: 50,000,000 shares
   authorized; 21,899,640 and 21,686,962 shares issued,
   respectively; and 21,767,400 and 21,556,066 shares
   outstanding, respectively............................       22          22
  Additional paid-in capital............................   72,222      71,554
  Retained earnings.....................................    4,337       3,277
  Accumulated other comprehensive (loss) income.........     (100)        --
  Deferred compensation.................................   (2,320)     (2,363)
  Less treasury stock, 132,240 and 130,896 shares,
   respectively.........................................      (14)        (14)
                                                         --------    --------
    Total stockholders' equity..........................   74,147      72,476
                                                         --------    --------
                                                         $112,308    $108,911
                                                         ========    ========

      See notes to unaudited condensed consolidated financial statements.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)
                (In thousands, except share and per share data)

                              Three months ended         Six months ended
                                   June 30,                  June 30,
                            ------------------------  ------------------------
                               2001         2000         2001         2000
                            -----------  -----------  -----------  -----------
Revenues from core
 operations:
  Fees from tissue
   distribution...........  $    37,040  $    27,661  $    74,245  $    53,215
  Other revenues from core
   operations.............          618          335        1,061          863
                            -----------  -----------  -----------  -----------
    Total revenues........       37,658       27,996       75,306       54,078
Management services fees..       20,768       14,656       41,240       28,935
                            -----------  -----------  -----------  -----------
    Net revenues..........       16,890       13,340       34,066       25,143
Costs of processing and
 distribution.............        8,676        6,792       16,771       13,119
                            -----------  -----------  -----------  -----------
    Gross profit..........        8,214        6,548       17,295       12,024
                            -----------  -----------  -----------  -----------
Expenses:
  Marketing, general and
   administrative.........        8,383        4,446       15,812        8,539
  Research and
   development............          609          686        1,316        1,201
                            -----------  -----------  -----------  -----------
    Total expenses........        8,992        5,132       17,128        9,740
                            -----------  -----------  -----------  -----------
Operating (loss) income...         (778)       1,416          167        2,284
                            -----------  -----------  -----------  -----------
Equity (loss) in income of
 unconsolidated
 subsidiary...............          --            (2)         --             5
Interest (expense) income:
  Interest expense........          (23)        (159)        (106)        (267)
  Interest income.........          362           41          923          131
                            -----------  -----------  -----------  -----------
    Total interest income
     (expense)--net.......          339         (118)         817         (136)
                            -----------  -----------  -----------  -----------
(Loss) income before
 income taxes.............         (439)       1,296          984        2,153
Income tax benefit
 (expense)................          456         (541)          76         (934)
                            -----------  -----------  -----------  -----------
Net income................           17          755        1,060        1,219
Unrealized derivative gain
 (loss)...................          145          --            (1)         --
                            -----------  -----------  -----------  -----------
Comprehensive income......  $       162  $       755  $     1,059  $     1,219
                            ===========  ===========  ===========  ===========
Net income per common
 share--basic.............  $      0.00  $      0.21  $      0.05  $      0.34
                            ===========  ===========  ===========  ===========
Net income per common
 share--diluted...........  $      0.00  $      0.04  $      0.05  $      0.07
                            ===========  ===========  ===========  ===========
Weighted average shares
 outstanding--basic.......   21,721,435    3,616,320   21,665,357    3,629,400
                            ===========  ===========  ===========  ===========
Weighted average shares
 outstanding--diluted.....   22,850,421   18,889,487   22,791,825   18,312,307
                            ===========  ===========  ===========  ===========

      See notes to unaudited condensed consolidated financial statements.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                Six months
                                                              ended June 30,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
Cash flows from operating activities:
  Net income................................................. $ 1,060  $ 1,219
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization expense....................   1,285      693
    Bad debt expense.........................................     428      147
    Amortization of deferred revenue.........................    (151)    (113)
    Deferred income tax (benefit) provision..................     112     (136)
    Deferred compensation and nonqualified option............     489      402
    Deferred revenue.........................................     350      --
    Equity in income of unconsolidated subsidiary............     --        (5)
    Changes in assets and liabilities--cash provided by (used
     in):
      Accounts receivable....................................  (3,622)  (3,938)
      Product and supply inventories.........................  (2,387)  (4,373)
      Prepaid and other current assets.......................     320     (846)
      Other assets...........................................    (430)    (252)
      Accounts payable.......................................   3,764    2,216
      Accrued expenses.......................................  (3,964)     727
                                                              -------  -------
        Net cash used in operating activities................  (2,746)  (4,259)
                                                              -------  -------
Cash flows from investing activities:
  Purchase of property, plant and equipment..................  (7,605)  (2,927)
                                                              -------  -------
        Net cash used in investing activities................  (7,605)  (2,927)
                                                              -------  -------
Cash flows from financing activities:
  Stock issuance costs.......................................     (22)      (2)
  Proceeds from exercise of stock options....................     245      --
  Advances under construction loan...........................   1,820      --
  Payments on capital lease and note obligations.............    (947)    (466)
  Amounts advanced to SETA...................................  (3,532)  (3,472)
  Payments received from SETA................................   3,434    3,297
  Line of credit (payments) borrowings--net..................     --     1,073
  Purchase of treasury stock.................................     --       (17)
                                                              -------  -------
        Net cash provided by financing activities............     998      413
                                                              -------  -------
Net decrease in cash and cash equivalents....................  (9,353)  (6,773)
Cash and cash equivalents, beginning of period...............  34,944    7,536
                                                              -------  -------
Cash and cash equivalents, end of period..................... $25,591  $   763
                                                              =======  =======

      See notes to unaudited condensed consolidated financial statements.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        For the Three Months and Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)
                (In thousands, except share and per share data)


1. Basis of Presentation

   The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These condensed consolidated financial statements do not include all disclosures provided in the Company's annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the interim periods, have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

   The condensed consolidated financial statements include the accounts of Regeneration Technologies, Inc. ("RTI") and its wholly-owned subsidiaries, Georgia Tissue Bank ("GTB"), Alabama Tissue Center ("ATC"), Biological Recovery Group ("BRG") and RTI Devices, Inc. ("RTIDI") (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

   On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The company is required to implement SFAS No. 141 on July 1, 2001 and it has not yet determined the impact, if any, this statement will have on its consolidated financial position or results of operations.

   On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not yet determined the impact, if any, this statement will have on its consolidated financial position or results of operations.

   Early adoption and retroactive application of these Standards are not permitted. However, any goodwill and any other intangible asset determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 31, 2001.

2. Product Inventories

   Product inventories by stage of completion are as follows:

                                                                 2001    2000
                                                                ------- -------
   Unprocessed donor tissue                                     $ 3,303 $ 2,743
   Tissue in process...........................................  10,110   8,657
   Implantable donor tissue....................................  10,881  10,509
   Nontissue inventory for resale..............................     122     127
                                                                ------- -------
                                                                $24,416 $22,036
                                                                ======= =======

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

        For the Three Months and Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)
                (In thousands, except share and per share data)


3. Derivatives

   New Accounting Standard--Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company uses certain derivatives and financial instruments in managing certain risks, including interest rate risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Instruments include interest rate swaps that qualify for the "short cut" method of accounting under SFAS No. 133. Under the "short cut" method, the Company assumes no ineffectiveness in a hedging relationship. Since the structure of the interest rate swap will allow the use of the "short cut" method, there will be no need to measure effectiveness and there will be no charge to earnings for changes in fair value. All changes in fair value will be recorded as unrealized derivative gain (loss) through other comprehensive income. The Company did not incur any significant adverse impact on its interest rate risk management activities at June 30, 2001 in applying the "short cut" method.

   The Company's interest rate swap agreements involve the exchange of variable rate interest payments, based on the 30-day LIBOR plus 150 basis points for fixed rate interest payments, without exchanging the notional principal amount.

   At June 30, 2001, the Company had an outstanding swap agreement maturing March 30, 2005, with a notional amount of $2,637. Under this agreement, the Company receives a fixed interest rate of 8.35%. Payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant. At June 30, 2001, the Company would have paid $127 if it had terminated this agreement.

   At June 30, 2001, the Company had an outstanding swap agreement maturing April 2, 2007, with a notional amount of $16,000. Under this agreement, the Company receives a fixed interest rate of 7.49%. At June 30, 2001, the Company would have received $27 if it had terminated this agreement.

   For the three months ended June 30, 2001 the amount of derivative gain for the two swap transactions was $145, which represented the change in the fair value for the three months ended June 30, 2001. This amount was recorded as "derivative gain" for comprehensive income presentation in the condensed consolidated statements of income and comprehensive income

   For the six months ended June 30, 2001, the amount of derivative loss for the two swap transactions was $1, which represented the change in the fair value for the six months ended June 30, 2001. This amount was recorded as "derivative loss" for comprehensive income presented in the condensed consolidated statements of income and comprehensive income.

   The derivative liability of $100 at June 30, 2001 includes the $1 derivative loss and a $99 transition adjustment based on the notional amount of $2,695 at December 31, 2000. This transition adjustment was recorded as a cumulative-effect-type adjustment to "accumulated other comprehensive (loss) income" in the equity section of the balance sheet on January 1, 2001.

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

        For the Three Months and Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)
                (In thousands, except share and per share data)


4. Earnings Per Share

   A reconciliation of the number of shares of common stock used in calculation of basic and diluted earnings per share ("EPS") is presented below:

                                     Three Months Ended     Six Months Ended
                                    --------------------- ---------------------
                                     June 30,   June 30,   June 30,   June 30,
                                       2001       2000       2001       2000
                                    ---------- ---------- ---------- ----------
Basic Shares....................... 21,721,435  3,616,320 21,665,357  3,629,400
Effect of dilutive securities:
  Stock options and warrants.......  1,128,986  1,379,615  1,126,468    789,355
  Conversion of preferred stock....        --  13,893,552        --  13,893,552
  Convertible debt.................        --         --         --         --
                                    ---------- ---------- ---------- ----------
Diluted Shares..................... 22,850,421 18,889,487 22,791,825 18,312,307
                                    ========== ========== ========== ==========
Net income in thousands............ $       17 $      755 $    1,060 $    1,219
                                    ========== ========== ========== ==========
Basic EPS.......................... $     0.00 $     0.21 $     0.05 $     0.34
                                    ========== ========== ========== ==========
Diluted EPS........................ $     0.00 $     0.04 $     0.05 $     0.07
                                    ========== ========== ========== ==========

5. Income Taxes

   The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the asset and liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the current enacted tax rates and laws.

   The effective tax rate for the three months and six months ended June 30, 2001 is less than the statutory rate primarily due to the Company's research and development credit in the amount of $400,000 and $650,000, respectively. The Company initiated a special study in the first quarter of 2001 to determine the amount of the credit, which primarily relates to research and development expenses incurred by UFTB and the Company for the years ended December 31, 1998, 1999 and 2000. The Company recorded a preliminary estimate of the credit for the three months ended March 31, 2001 of $250,000 because the study was not yet complete at that date. During the three months ended June 30, 2001, the Company recorded the remaining $400,000 upon the completion of the study. The Company will amend its prior year tax returns to claim this credit.

6. Supplemental Cash Flow Information

                                                        Six Months Ended
                                                   ---------------------------
                                                   June 30, 2001 June 30, 2000
                                                   ------------- -------------
   Income taxes paid during the period............    $4,682        $  317
   Interest paid during the period................    $  265        $  108
   Noncash capital lease obligations..............    $  173        $  --
   Conversion of note payable to common stock.....    $  --         $  250
   Notes payable issued to acquire land and
    buildings.....................................    $  --         $2,800
   Reduction in capital lease obligation upon
    purchase of building..........................    $  --         $  283
   Reduction in straight-line rent accrual upon
    purchase of building..........................    $  --         $  225
   Issuance of stock options......................    $  --         $2,604
   Noncash insurance financing....................    $  583        $  430

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

        For the Three Months and Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)
                (In thousands, except share and per share data)


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

                                                 Three Months     Six Months
                                                     Ended           Ended
                                                --------------- ---------------
                                                 June    June    June    June
                                                  30,     30,     30,     30,
                                                 2001    2000    2001    2000
                                                ------- ------- ------- -------
Fees from tissue distribution:
  Spinal allografts............................ $28,983 $21,970 $58,737 $42,458
  Other precision tooled allografts............   4,969   2,264   8,587   3,861
  Other processed tissue.......................   3,088   3,427   6,921   6,896
                                                ------- ------- ------- -------
    Total...................................... $37,040 $27,661 $74,245 $53,215
                                                ======= ======= ======= =======

8. Contingencies

 Exactech Litigation

   On June 22, 1999, Exactech, Inc. ("Exactech") filed a complaint in the Circuit Court of the Eighth Judicial Circuit, in and for Alachua County, Florida against the Company, University of Florida Tissue Bank ("UFTB"), and 19 medical distributors and sales agents of the Company. The complaint alleges that the Company breached a license agreement under which Exactech has certain rights to distribute the Company's bone paste products. UFTB assigned this agreement to the Company as part of the Company's formation and separation from UFTB. The court granted the Company's motion to enforce an arbitration provision in the agreement, and the matter is now in arbitration. Only the Company, Exactech and UFTB remain as parties in the arbitration. The dispute relates to the scope of rights transferred under the license agreement. The Company and Exactech each have conducted discovery, including the exchange of documents and the taking of depositions, and the arbitration hearing has been held at which each party presented its case to the panel and the panel heard testimony from witnesses. The Company maintains that the scope of rights transferred to Exactech was narrow, while Exactech asserts that it has broader rights. Upon the Company's motion, the arbitration panel bifurcated the proceeding and the issue of the scope of Exactech's rights under the license agreement is to be determined in the initial phase of the arbitration. The Company anticipates that the arbitration panel will issue its findings sometime between mid-August and October, 2001. Exactech alleges it suffered monetary damages but has never placed a dollar value on these alleged damages. The arbitration panel will consider damages only if Exactech establishes that the Company has breached the license agreement. The arbitration is ongoing and, consequently, management cannot estimate the impact on the Company's business or financial operations.

 Osteotech Litigation

   On February 25, 1999, the Company, UFTB and Medtronic Sofamor Danek ("MSD") brought suit in U.S. District Court for the Northern District of Florida against Osteotech, Inc. The initial complaint alleges that Osteotech is infringing two patents for Diaphysical Cortical Bone Dowels. On October 6, 2000, the Court allowed plaintiffs to amend the complaint to add an additional count that Osteotech also is infringing a third, recently-issued patent for the Diaphysical Cortical Bone Dowels. UFTB licenses these patents to the Company

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

        For the Three Months and Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)
                (In thousands, except share and per share data)

on an exclusive basis and the Company then sublicenses these patents to MSD. Plaintiffs are seeking injunctive relief against Osteotech, preventing it from continuing to distribute products that infringe any of the three patents. Plaintiffs also are seeking monetary damages in an amount based on the profit they believe they would have made if the patents never were infringed by Osteotech. Currently, the parties are conducting discovery and the trial has been set for February 6, 2002. All legal expenses in this action are being paid by MSD.

 Musculoskeletal Transplant Foundation Litigation

   On June 14, 2001, the Company brought suit in U.S. District Court for the Northern District of Florida against the Musculoskeletal Transplant Foundation ("MTF"). The lawsuit charges MTF with false advertising and unfair competition, intentional interference with the Company's business relationships, and violation of the Florida Deceptive and Unfair Trade Practices Act. On July 23, 2001, the Company amended its lawsuit to allege that MTF falsely and misleadingly claims that its human allograft tissue is sterile. On July 23, 2001, MTF filed its Answer to the Company's initial complaint and asserted counterclaims against the Company for false advertising and unfair competition, intentional interference with MTF's business relationships, and violation of the Florida Deceptive and Unfair Trade Practices Act. MTF is seeking monetary damages and injunctive relief from the Company. The Company intends to vigorously defend itself against MTF's counterclaims. Because discovery has not yet commenced and the case is ongoing, management cannot estimate the impact on the Company's business or financial operations.

9. Significant Events

   On June 7, 2000, the Company started construction of new manufacturing and administrative buildings on the land purchased on March 30, 2000. The Company has revised previously reported estimates of the total cost of constructing and equipping these new facilities from $26 to $31 million due to an increase in the scope of the project as well as design changes. The Company obtained a $16 million long-term construction loan from Bank of America, N.A. on April 2, 2001 for the building. The Company intends to finance the remaining costs with $8 million of the proceeds from its initial public offering and $7 million in capital leases. As of June 30, 2001, the Company has capitalized $252 in interest related to this construction.

   On August 21, 2000, the Company acquired substantially all of the existing assets and liabilities of a division of the University of Alabama Health Services Foundation ("UAHSF"), which had been doing business as the Alabama Tissue Center ("ATC") in Birmingham, Alabama. The acquisition was financed by a cash payment of $250 and the issuance of 250,000 shares of the Company's common stock, for total consideration of $3,750. The Company may be required to make an additional cash payment of $250 upon the achievement of certain milestones, none of which have been met as of the date of this filing. The purpose of the transaction was to expand the business of the Company into the use of cryopreservation technology for cardiovascular tissue.

   The unaudited pro forma results for the six months ended June 30, 2000, assuming ATC had been acquired on January 1, 2000, including pro forma adjustments for amortization of goodwill and income taxes, are approximately as follows:

     Total revenues..................................................... $55,037
     Net income.........................................................   1,077
     Net income per share............................................... $  0.06

                REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

        For the Three Months and Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)
                (In thousands, except share and per share data)


   On February 6, 2001 the Company formed BRG. BRG functions as a wholly-owned subsidiary of the Company, focusing on bringing advances in technology to the recovery of tissues nationwide.

   On February 15, 2001 UFTB changed its name to Southeast Tissue Alliance ("SETA").

   On May 7, 2001 the Company received a letter from the Food and Drug Administration's (the "FDA") Center for Biologics Evaluation and Research raising concerns about the safety and validation of the Company's BioCleanse(TM) process. In that letter, which the FDA posted on its website, the FDA stated that it believed it to be prudent for the Company to discontinue use of this process. On May 16, 2001, the Company met with the FDA to provide information regarding RTI's validation of the BioCleanse(TM) system. The Company presented summary data in support of the safety profile and benefits of tissue prepared by the BioCleanse(TM) system. The Company also committed to provide the FDA with additional detailed data supporting validation of its process. In a letter to the Company dated May 16, 2001, the FDA stated that "pending a review of this additional data", it has not made a decision to take regulatory action. The FDA also acknowledged that its letter of May 7 was not a "warning letter," and that the agency would "review the submitted data in as expeditious a manner as resources permit." The FDA has since removed its letter of May 7 from its website.

   On June 21, 2001, the Company received a letter from the Florida Agency for Health Care Administration ("AHCA") stating that the Company's tissue tracking practices were not in compliance with Florida's tracking requirements. Pending its appeal of that agency's position, additional procedures were adopted by the Company with respect to source donor identification in order to bring the Company's practices into compliance with AHCA's position. Prior to the change, tissue that was sterilized was identified only by batch numbers. The Company has already begun to take steps to initiate an appeal of AHCA's position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Three Months Ended June 30, 2001 Compared With Three Months Ended June 30,
 2000

   Total Revenues. Our total revenues increased by $9.7 million, or 34.5%, to $37.7 million for the three months ended June 30, 2001 from $28.0 million for the three months ended June 30, 2000.

   Fees from tissue distribution increased by $9.4 million, or 33.9%, to $37.0 million for the three months ended June 30, 2001 from $27.7 million for the three months ended June 30, 2000. The increase in fees from tissue distribution was due largely to an increase of $7.0 million in revenues from the distribution of our spinal allografts and an increase of $2.7 million from the distribution of other precision-tooled allografts. Fees from the distribution of other processed tissue decreased by $339,000. Other revenues from core operations, which consist primarily of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, distribution of "demos" or reproductions of our allograft tissues to distributors for demonstration purposes, and restocking fees, increased by $283,000, to $618,000 for the three months ended June 30, 2001 compared to $335,000 for the three months ended June 30, 2000.

   Management Services Fees. Management services fees, which consist of amounts paid to MSD for management services they provide to assist in the distribution of our allografts, increased by $6.1 million, or 41.7%, to $20.8 million for the three months ended June 30, 2001 from $14.7 million for the three months ended June 30, 2000. As a percentage of total revenue, management service fees increased from 52.4% to 55.1%. This increase was due primarily to the amendment in September 2000 of our agreement with MSD to provide that MSD shall receive a management service fee of 54% of the amount charged to customers on the distribution of our Osteofil bone paste allografts used outside of the spinal market, as well as within the spinal market. Previously, this fee was 60% of the amount charged, but only on uses of bone paste within the spinal market, with a scheduled increase in the fee to 65% in November 2000.

   Net Revenues. Our net revenues increased by $3.6 million, or 26.6%, to $16.9 million for the three months ended June 30, 2001 from $13.3 million for the three months ended June 30, 2000. As a percentage of total revenues, our net revenues decreased from 47.6% for the three months ended June 30, 2000 to 44.9% for the three months ended June 30, 2001. As described above, this decrease in net revenues as a percentage of total revenues was due primarily to the amendment of our agreement with MSD.

   Costs of Processing and Distribution. Costs of processing and distribution increased by $1.9 million, or 27.7%, to $8.7 million for the three months ended June 30, 2001 from $6.8 million for the three months ended June 30, 2000. As a percentage of net revenues these costs increased slightly from 50.9% for the three months ended June 30, 2000 to 51.4% for the three months ended June 30, 2001. Although we have experienced increases in manufacturing efficiencies which have brought our manufacturing costs down as a percentage of revenue, we have also experienced an increase in the cost of tissue recovery which lowered our gross margin for the three months ended June 30, 2001. This increase in the cost of tissue recovery was due to increases in payments to our recovery agencies for marketing, public relations and related costs.

   Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $3.9 million, or 88.6%, to $8.4 million for the three months ended June 30, 2001 from $4.4 million for the three months ended June 30, 2000. This increase was primarily due to increased consulting expense related to governmental relations, additional marketing and administrative staff to support our growing business, and an increase in distributor commissions, primarily on other processed tissue. Other cost increases include travel expense, depreciation expense for new equipment, legal expense related to ongoing and new legal proceedings, increased bad debt expense due to increased revenue, and increased building rental expense. ATC, acquired in August 2000, contributed $531,000 to the above increases. As a percentage of net revenues, marketing, general and administrative expenses increased from 33.3% for the three months ended June 30, 2000 to 49.6% for the three months ended June 30, 2001.

   Research and Development Expenses. Research and development expenses decreased by $77,000, or 11.2%, to $609,000 for the three months ended June 30, 2001 from $686,000 for the three months ended June 30, 2000. This decrease is due primarily to a decline in charges from outside organizations for lab testing and studies. We expense all research and development costs as incurred. As a percentage of net revenues, research and development expenses decreased from 5.1% for the three months ended June 30, 2000 to 3.6% for the three months ended June 30, 2001. This decrease was due to an increase in net revenues with a decline in research and development expenses.

   Interest Income and Expense-Net. Net interest income for the three months ended June 30, 2001 was $339,000 compared to net interest expense of $118,000 for the three months ended June 30, 2000. The net interest income for the three months ended June 30, 2001 was due to income realized from the investment of the proceeds from our initial public offering.

   Income Taxes. Income tax benefit for the three months ended June 30, 2001 was $456,000, compared to income tax expense of $541,000 for the three months ended June 30, 2000. During the three months ended June 30, 2001 we recorded an accrual for an expected research and development tax credit of $400,000, which is the remainder of a total credit of $650,000 which we expect to be granted for research and development activity prior to January 1, 2001. The remaining tax benefit for the three months ended June 30, 2001 was due to a net loss of $439,000 before income tax for the same three months, compared to net income before income taxes of $1.3 million for the three months ended June 30, 2000.

 Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

   Total Revenues. Our total revenues increased by $21.2 million, or 39.3%, to $75.3 million for the six months ended June 30, 2001 from $54.1 million for the six months ended June 30, 2000.

   Fees from tissue distribution increased by $21.0 million, or 39.5%, to $74.2 million for the six months ended June 30, 2001 from $53.2 million for the six months ended June 30, 2000. The increase in fees from tissue distribution was due largely to an increase of $16.3 million in revenues from the distribution of our spinal allografts and an increase of $4.7 million from the distribution of other precision-tooled allografts. Fees from the distribution of other processed tissue increased by $25,000 for the six months ended June 30, 2001. Other revenues from core operations, which consist primarily of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, distribution of "demos" or reproductions of our allograft tissues to distributors for demonstration purposes, and restocking fees, increased by $198,000 to $1,061,000 for the six months ended June 30, 2001 compared to $863,000 for the six months ended June 30, 2000.

   Management Services Fees. Management services fees, which consist of amounts paid to MSD for management services they provide to assist in the distribution of our allografts, increased by $12.3 million, or 42.5%, to $41.2 million for the six months ended June 30, 2001 from $28.9 million for the six months ended June 30, 2000. As a percentage of total revenue, management service fees increased from 53.5% to 54.8%. This increase was due to the greater revenues generated through the management services MSD This increase was due primarily to the amendment in September 2000 of our agreement with MSD to provide that MSD shall receive a management service fee of 54% of the amount charged to customers on the distribution of our Osteofil bone paste allografts used outside of the spinal market, as well as within the spinal market. Previously, this fee was 60% of the amount charged, but only on uses of bone paste within the spinal market, with a scheduled increase in the fee to 65% in November 2000.

   Net Revenues. Our net revenues increased by $8.9 million, or 35.5%, to $34.1 million for the six months ended June 30, 2001 from $25.1 million for the six months ended June 30, 2000. As a percentage of total revenues, our net revenues decreased from 46.5% for the six months ended June 30, 2000 to 45.2% for the six months ended June 30, 2001. As described above, this decrease in net revenues as a percentage of total revenues was due primarily to the amendment of our agreement with MSD.

   Costs of Processing and Distribution. Costs of processing and distribution increased by $3.7 million, or 27.8%, to $16.8 million for the six months ended June 30, 2001 from $13.1 million for the six months ended June 30, 2000. As a percentage of net revenues these costs decreased from 52.2% for the six months ended June 30, 2000 to 49.2% for the six months ended June 30, 2001. Although we have experienced increases in manufacturing efficiencies which have brought our manufacturing costs down as a percentage of revenue, we have experienced an increase in the cost of tissue recovery during the three months ended June 30, 2001 which lowered our six month gross margin from previously reported three month periods. This increase in the cost of tissue recovery was due to increases in payments to our recovery agencies for marketing, public relations and related costs.

   Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $7.3 million, or 85.2%, to $15.8 million for the six months ended June 30, 2001 from $8.5 million for the six months ended June 30, 2000. This increase was primarily due to an increase in distributor commissions, primarily on other processed tissue, additional marketing and administrative staff to support our growing business, and increased consulting expense related to governmental and public relations. Other cost increases include depreciation expense for new building and equipment, travel expense, increased bad debt expense due to increased revenue, and legal expense related to ongoing and new legal proceedings. ATC, acquired in August 2000, contributed $709,000 to the above increases. As a percentage of net revenues, marketing, general and administrative expenses increased from 34.0% for the six months ended June 30, 2000 to 46.4% for the six months ended June 30, 2001.

   Research and Development Expenses. Research and development expenses increased by $115,000, or 9.6%, to $1.3 million for the six months ended June 30, 2001 from $1.2 million for the six months ended June 30, 2000. We expense all research and development costs as incurred. As a percentage of net revenues, research and development expenses decreased from 4.8% for the six months ended June 30, 2000 to 3.9% for the six months ended June 30, 2001. This decrease was due to an increase in net revenues at a higher percentage than the increase in research and development expenses.

   Interest Income and Expense-Net. Net interest income for the six months ended June 30, 2001 was $817,000 compared to net interest expense of $136,000 for the six months ended June 30, 2000. The net interest income for the six months ended June 30, 2001 was due to income realized from the investment of the proceeds from our initial public offering.

   Income Taxes. Income tax benefit for the six months ended June 30, 2001 was $76,000, compared to income tax expense of $934,000 for the six months ended June 30, 2000. During the six months ended June 30, 2001 we recorded an accrual for an expected research and development tax credit of $650,000, which is the total we expect to be granted for research and development activity prior to January 1, 2001.

 Liquidity and Capital Resources

   Our net cash used in operating activities was $2.7 million for the six months ended June 30, 2001 compared to net cash used in operating activities of $4.3 million for the six months ended June 30, 2000, a decrease in use of $1.5 million. During the six months ended June 30, 2001, cash was provided by net income of $1.1 million, depreciation and amortization of $1.3 million, bad debt expense of $428,000 and deferred compensation and nonqualified options expense of $489,000. We used cash for a $3.6 million increase in accounts receivable, a $2.4 million increase in product and supply inventories, and a $430,000 increase in other assets.

   Our net cash used in investing activities increased by $4.7 million to $7.6 million for the six months ended June 30, 2001 from $2.9 million for the six months ended June 30, 2000. On June 7, 2000 we started construction of new manufacturing and administrative buildings on land purchased on March 30, 2000. Costs of constructing and equipping the new facilities, along with continued equipment purchases to support our staff and automation efforts, contributed to this increased use of cash. Cash used for the construction in process for the six months ended June 30, 2001 was $6.0 million, compared to $18,000 for the six months ended June 30, 2000.

   Net cash provided by financing activities for the six months ended June 30, 2001 was $998,000 compared to $413,000 for the six months ended June 30, 2000, an increase of $585,000. Advances under the construction loan, which did not occur during the six months ended June 30, 2000, were $1.8 million for the six months ended June 30, 2001. Net activity for line of credit borrowings was $0 for the six months ended June 30, 2001 compared to $1.1 million for the six months ended June 30, 2000.

   On April 13, 2001 our line of credit facility was increased to $10.0 million. This line of credit facility permits us to borrow on a revolving basis and is collateralized by our current and intangible assets. This facility expires in May 2002. As of June 30, 2001, we had available borrowing capacity of $10.0 million under this facility and no balance was outstanding.

   We have revised previously reported estimates of the total cost of constructing and equipping the new facilities described above from $26.0 to $31.0 million due to our increase in the scope of the project as well as design changes. We obtained a $16.0 million long-term construction loan from Bank of America, N.A. on April 2, 2001 for the building. We intend to finance the remaining costs with $8.0 million of the proceeds from our initial public offering and $7.0 million in capital leases.

 Cautionary Statement Relating to Forward Looking Statements

   Information contained in this filing contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "anticipates" or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the "Risk Factors" section of our Form 10-K constitute cautionary statements which identify factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward- looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Interest Rate Risk

   We are exposed to changes in interest rates based upon financing, investing and cash management activities. We use a mix of debt with varying maturities along with fixed-rate debt, variable-rate debt and derivative financial instruments (interest rate swaps) to manage our exposure to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

   We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2001.

   Our interest rate swap arrangements involve the exchange of variable rate interest payments, based on the 30-day LIBOR plus 150 basis points for fixed rate interest payments. Payments or receipts on the agreements are recorded as adjustments to interest expense.

   At June 30, 2001, we had an outstanding swap agreement dated March 30, 2000, maturing March 30, 2005 with a notional amount of $2.6 million. Under the agreement, we receive a fixed interest rate of 8.35%. The counter party to this swap arrangement is a major financial institution. The fair value of this interest rate swap agreement represents the estimated receipt or payment that would be made to terminate the agreement. At June 30, we would have paid $127,000 if we had terminated this agreement. An increase of 100 basis points in the yield curve would not result in an increased penalty to us.

   At June 30, 2001, we had an outstanding swap agreement maturing April 2, 2007, with a notional amount of $16.0 million. Under the agreement, we receive a fixed interest rate of 7.49%. The counter party to this swap arrangement is a major financial institution. The fair value of this interest rate swap agreement represents the estimated receipt or payment that would be made to terminate the agreement. At June 30, 2001 we would have received $27,000 if we had terminated this agreement. An increase of 100 basis points in the yield curve would not result in an increased penalty to us.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   We refer you to Part I. Item 1, note 8 entitled "Contingencies".

Item 2. Changes in Securities and Use of Proceeds

 Recent Issuances of Unregistered Securities

   On April 26, 2001, Dr. Charles P. Garrison exercised his warrant to purchase 5,534 shares of our common stock for a total consideration amount of $31,244.75. Dr. Garrison received this warrant in connection with the conversion of a $500,000 note, due November 2002, into shares of common stock which he had received in connection with the purchase of certain assets of the National Tissue Bank Network, Georgia Tissue Bank, Inc. and equipment owned by Dr. Garrison by GTB during 1999. As this was a private transaction and did not involve a public offering of securities, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for this transaction.

   On April 18, 2001, Medtronic Asset Management, Inc. exercised its warrant pursuant to a cashless exercise provision to purchase 67,325 shares of our common stock. Medtronic Asset Management, Inc. received this warrant in connection with the purchase of certain of our equity securities in October 1999. As this was a private transaction and did not involve a public offering of securities, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for this transaction.

 Use of Proceeds

   On August 9, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-35756). The offering date was August 10, 2000. The offering has terminated and all of the securities registered have been sold. The managing underwriters were Banc of America Securities, LLC, Lehman Brothers, and Stephens, Inc. Our registration was for 5,700,000 shares of Common Stock, par value $.001 per share. We sold 3,800,000 shares and the selling stockholder in the offering sold 1,900,000 shares, in both cases for $14.00 per share, generating $53.2 million in gross proceeds for us and $26.6 million in gross proceeds for the selling stockholder. After deducting approximately $3.7 million in underwriting discounts and commissions and $1.5 million in other transaction expenses, our net proceeds were $48.0 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payment to any of our directors, officers or persons owning 10% or more of any class of our equity securities or other affiliates.

   From the effective date of the registration statement through June 30, 2001, the following table identifies the approximate amounts of the net proceeds paid directly or indirectly to others:

                                                                    (thousands)
   Working capital.................................................   $11,910
   Construction of a new manufacturing facility....................     6,624
   Continued research and development..............................     1,500
   Expansion of tissue supply and distribution programs............     1,500
   Purchase of additional manufacturing automation equipment.......     1,200
   Investment in interest bearing cash and cash equivalent funds...    25,291
                                                                      -------
   Total use of net proceeds.......................................   $48,025
                                                                      =======

Item 3. Default upon Senior Securities

   Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

   On May 24, 2001, we held our Annual Meeting of Stockholders. The matters voted on at the meeting and the results of these votes are as follows:

   1. Election of the following director to a three year term expiring in 2004:

            Name                          For                       Withhold Authority
            ----                      -----------                   ------------------
            Jamie M. Grooms           17,024,483                         292,431

   Our other directors, Philip R. Chapman and Anthony C. Phillips (whose terms expire in 2003); Peter F. Gearen and Michael J. Odrich (whose terms expire in
2002); and Daniel L. Weber (whose term expires in 2001) continued as directors following the annual meeting.

   2. Appointment of Deloitte & Touche LLP as our Independent Auditors for the fiscal year ending December 31, 2001:

              For                       Against                          Abstain
            -------                   -----------                   ------------------
            17,273,885                  7,341                             35,688

Item 5. Other Information

   Not Applicable

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    Exhibit 10.29 Construction Loan Agreement by and between Regeneration
                  Technologies, Inc. and Bank of America, N.A., dated April 2,
                  2001.

    Exhibit 10.30 Promissory Note between Regeneration Technologies, Inc. and
                  Bank of America, N.A., dated April 2, 2001.

    Exhibit 10.31 Loan Agreement by and between Regeneration Technologies, Inc.
                  and Bank of America, N.A., dated as of April 17, 2001.

    Exhibit 10.32 Security Agreement by and between Regeneration Technologies,
                  Inc. and Bank of America, N.A., dated April 17, 2001.

    Exhibit 10.33 Renewal Promissory Note between Regeneration Technologies,
                  Inc. and Bank of America, N.A., dated April 17, 2001.

    Exhibit 10.34 Tax Indemnity Agreement by and between Regeneration
                  Technologies, Inc. and Bank of America, N.A., dated April 17,
                  2001.

    Exhibit 21    List of Subsidiaries.

    (b) Reports on Form 8-K

     None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Regeneration Technologies, Inc.
                                                  (Registrant)

Date: August 13, 2001                     /s/ Richard R. Allen
     ---------------------                ----------------------------
                                          Richard R. Allen
                                          Chief Financial Officer
                                          Chief Accounting Officer