Form 10-Q
period 2001-09-30
REGENERATION TECHNOLOGIES INC
filed 2001-11-13
CIK 1100441

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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


                                 (386) 418-8888
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ()

  Shares of common stock, $0.001 par value, outstanding on September 30, 2001:
                                  21,843,163.

                        REGENERATION TECHNOLOGIES, INC.

               FORM 10-Q For the Quarter Ended September 30, 2001

                                     Index

Part I            Financial Information                                       Page #
------            ---------------------                                       -------
Item 1            Condensed Consolidated Financial Statements                  3 - 11

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         12 - 15

Item 3            Quantitative and Qualitative Disclosures About Market Risk       16

Part II           Other Information
-------           -----------------

Item 1            Legal Proceedings                                                16

Item 2            Changes in Securities and Use of Proceeds                        16

Item 3            Default upon Senior Securities                                   17

Item 4            Submission of Matters to a Vote of Security Holders              17

Item 5            Other Information                                                17

Item 6            Exhibits and Reports on Form 8-K                                 17

Signature Page                                                                     18

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

               REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                       (In thousands, except share data)

                                                            September 30,   December 31,
                   Assets                                       2001           2000
                                                           -----------     -------------
Current Assets:
  Cash and cash equivalents                                   $ 20,675          $ 34,944
  Accounts receivable - less allowance of $1,073 in 2001
           and $755 in 2000                                     31,645            27,631
  Product inventories                                           26,296            22,036
  Supply inventories                                             1,489             1,406
  Prepaid and other current assets                               1,803             2,077
  Due from SETA                                                    135                 -
  Deferred tax asset                                             1,643             1,290
                                                              --------         ---------
           Total current assets                                 83,686            89,384
Property, plant and equipment - net                             29,256            14,787
Goodwill - net                                                   2,661             2,810
Deferred tax asset                                                 839             1,177
Other assets - net                                               1,312               753
                                                              --------         ---------
                                                               117,754         $ 108,911
                                                              ========         =========
    Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                            $ 22,599          $ 22,436
  Accrued expenses                                               4,307             5,126
  Current portion of deferred revenue                              297               265
  Construction loan                                              7,555                 -
  Current portion of long-term debt                                920             1,217
  Due to SETA                                                       -                 4
                                                              --------         ---------
           Total current liabilities                            35,678            29,048
Long-term debt - less current portion                            3,272             3,684
Derivative liabilities                                             679                 -
Deferred revenue                                                 3,809             3,703
                                                              --------         ---------
           Total liabilities                                    43,438            36,435
                                                              --------         ---------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value: 5,000,000 shares
       authorized,  none issued and outstanding                      -                 -
  Common stock, $.001 par value: 50,000,000 shares
       authorized; 21,974,539 and 21,686,962 shares
       issued, respectively; and 21,843,163 and
       21,556,066 shares outstanding, respectively                  22                22
  Additional paid-in capital                                    73,059            71,554
  Retained earnings                                              4,723             3,277
  Accumulated other comprehensive (loss) income                   (679)                -
  Deferred compensation                                         (2,795)           (2,363)
  Less treasury stock, 131,376 and 130,896 shares,
       respectively                                                (14)              (14)
                                                              --------         ---------
           Total stockholders' equity                           74,316            72,476
                                                              --------         ---------
                                                              $117,754         $ 108,911
                                                              ========         =========

          See notes to unaudited condensed consolidated financial statements.

               REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
     Condensed Consolidated Statements of Income and Comprehensive Income
                                  (Unaudited)
                (In thousands, except share and per share data)

                                                         Three months ended           Nine months ended
                                                            September 30,               September 30,
                                                          2001          2000         2001          2000
                                                     ----------     ----------    ----------    ----------
Revenues from core operations:
  Fees from tissue distribution                        $ 34,989       $ 31,265     $ 109,234      $ 84,481
  Other revenues from core operations                       453            435         1,514         1,298
                                                     ----------     ----------    ----------    ----------
           Total revenues                                35,442         31,700       110,748        85,779
Management services fees                                 17,582         16,392        58,823        45,327
                                                     ----------     ----------    ----------    ----------
          Net revenues                                   17,860         15,308        51,925        40,452
Costs of processing and distribution                      8,268          7,866        25,038        20,985
                                                     ----------     ----------    ----------    ----------
           Gross profit                                   9,592          7,442        26,887        19,467
                                                     ----------     ----------    ----------    ----------
Expenses:
  Marketing, general and administrative                   8,406          5,295        24,218        13,834
  Research and development                                  627            549         1,943         1,750
                                                     ----------     ----------    ----------    ----------
           Total expenses                                 9,033          5,844        26,161        15,584
                                                     ----------     ----------    ----------    ----------
Operating income                                            559          1,598           726         3,883
                                                     ----------     ----------    ----------    ----------
Equity (loss) in income of
 unconsolidated subsidiary                                    -             (5)            -             -
Interest (expense) income:
  Interest expense                                            -            (95)         (106)         (362)
  Interest income                                           265            383         1,188           514
                                                     ----------     ----------    ----------    ----------
           Total interest income - net                      265            288         1,082           152
                                                     ----------     ----------    ----------    ----------
Income before income taxes                                  824          1,881         1,808         4,035
Income tax expense                                         (438)          (811)         (362)       (1,745)
                                                     ----------     ----------    ----------    ----------
Net income                                                  386          1,070         1,446         2,290
                                                     ----------     ----------    ----------    ----------
Other comprehensive income (loss), net of tax:
  Unrealized derivative loss                               (579)            -           (580)            -
                                                     ----------     ----------    ----------    ----------
Comprehensive (loss) income                            $   (193)      $  1,070     $     866      $  2,290
                                                     ==========     ==========    ==========    ==========
Net income per common share - basic                    $   0.02       $   0.08     $    0.07      $   0.33
                                                     ==========     ==========    ==========    ==========
Net income per common share - diluted                  $   0.02       $   0.05     $    0.06      $   0.12
                                                     ==========     ==========    ==========    ==========
Weighted average shares outstanding - basic          21,804,624     13,632,139    21,712,229     7,023,605
                                                     ==========     ==========    ==========    ==========
Weighted average shares outstanding - diluted        22,750,962     21,091,334    22,742,002    19,527,935
                                                     ==========     ==========    ==========    ==========

   See notes to unaudited condensed consolidated financial statements.

               REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                 Nine months ended
                                                                                   September 30,
                                                                             ------------------------
                                                                                2001           2000
                                                                            ---------        --------
Cash flows from operating activities:
  Net income                                                                  $ 1,446         $ 2,290
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization expense                                     1,882           1,176
      Bad debt expense                                                            394             237
      Amortization of deferred revenue                                           (212)           (169)
      Deferred revenue                                                            350               -
      Deferred income tax benefit                                                 (16)           (176)
      Deferred compensation and nonqualified option                               716             609
      Changes in assets and liabilities - cash provided by (used in):
        Accounts receivable                                                    (4,408)         (7,652)
        Product and supply inventories                                         (4,342)         (4,530)
        Prepaid and other current assets                                        1,210            (426)
        Other assets                                                             (567)           (394)
        Accounts payable                                                          162            (849)
        Accrued expenses                                                       (1,756)          1,472
                                                                            ---------        --------
           Net cash used in operating activities                               (5,141)         (8,412)
                                                                            ---------        --------
Cash flows from investing activities:
  Cash paid for Alabama Tissue Center assets                                        -            (250)
  Purchase of long term investments                                                 -         (10,000)
  Purchase of property, plant and equipment                                   (15,662)         (5,173)
                                                                            ---------        --------
           Net cash used in investing activities                              (15,662)        (15,423)
                                                                            ---------        --------

Cash flows from financing activities:
  Proceeds from stock offering, net of offering costs                               -          48,118
  Offering costs                                                                  (22)              -
  Proceeds from exercise of stock options                                         380               -
  Advances under construction loan                                              7,555               -
  Payments on capital lease and note obligations                               (1,240)           (731)
  Amounts advanced to SETA                                                       (139)         (4,311)
  Payments received from SETA                                                       -           4,398
  Line of credit (payments) borrowings - net                                        -          (2,787)
  Purchase of treasury stock                                                        -             (18)
                                                                            ---------        --------
           Net cash provided by financing activities                            6,533          44,669
                                                                            ---------        --------

Net (decrease) increase in cash and cash equivalents                          (14,269)         20,834
Cash and cash equivalents, beginning of period                                 34,944           7,536
                                                                            ---------        --------
Cash and cash equivalents, end of period                                    $  20,675        $ 28,370
                                                                            =========        ========

      See notes to unaudited condensed consolidated financial statements.

               REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
    For the Three Months and Nine Months Ended September 30, 2001 and 2000
                                 (Unaudited)
               (In thousands, except share and per share data)


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These condensed consolidated financial statements do not include all disclosures provided in the Company's annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

     The condensed consolidated financial statements include the accounts of Regeneration Technologies, Inc. ("RTI") and its wholly-owned subsidiaries, Georgia Tissue Bank ("GTB"), Alabama Tissue Center ("ATC"), Biological Recovery Group ("BRG") and RTI Devices, Inc. ("RTIDI") (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and will not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and has determined that there is no impact on its consolidated financial position or results of operations for the currently reported periods.

     On June 29, 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets, including those recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not yet determined the impact, if any, this statement will have on its consolidated financial position or results of operations.

     On October 3, 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets was approved by the FASB. SFAS No. 144 addresses the financial accounting and reporting of the impairment or disposal of long-lived assets. This statement supercedes SFAS 121, Accounting for the Impairment of Long-lived Assets along with assets to be disposed of and will be effective January 1, 2002. We are assessing the impact, if any, that SFAS 144 will have on our consolidated financial statements.

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

2.   Product Inventories

     Product inventories by stage of completion are as follows:


               REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
    For the Three Months and Nine Months Ended September 30, 2001 and 2000
                                 (Unaudited)
               (In thousands, except share and per share data)

                                                                            September 30,        December 31,
                                                                                2001                 2000
                                                                           -------------         ------------
     Unprocessed donor tissue.........................................      $      4,125         $      2,743
     Tissue in process................................................            12,001                8,657
     Implantable donor tissue.........................................            10,058               10,509
     Nontissue inventory for resale...................................               112                  127
                                                                           -------------         ------------
                                                                            $     26,296         $     22,036
                                                                           =============         ============

3.   Derivatives

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company uses certain derivatives and financial instruments in managing certain risks, including interest rate risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Instruments include interest rate swaps that qualify for the "short cut" method of accounting under SFAS No. 133. Under the "short cut" method, the Company assumes no ineffectiveness in a hedging relationship. Since the structure of the interest rate swap will allow the use of the "short cut" method, there will be no need to measure effectiveness and there will be no charge to earnings for changes in fair value. All changes in fair value will be recorded as unrealized derivative gain (loss) through other comprehensive income. The Company did not incur any significant adverse impact on its interest rate risk management activities at September 30, 2001 in applying the "short cut" method.

     The Company's interest rate swap agreements involve the exchange of variable rate interest payments, based on the 30-day LIBOR plus 150 basis points for fixed rate interest payments, without exchanging the notional principal amount.

     At September 30, 2001, the Company had an outstanding swap agreement maturing March 30, 2005, with a notional amount of $2,602. Under this agreement, the Company receives a fixed interest rate of 8.35%. Payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant. At September 30, 2001, the Company would have paid $230 if it had terminated this agreement.

     At September 30, 2001, the Company had an outstanding swap agreement maturing April 2, 2007, with a notional amount of $16,000. Under this agreement, the Company receives a fixed interest rate of 7.49%. At September 30, 2001, the Company would have paid $868 if it had terminated this agreement.

     For the three months ended September 30, 2001, the amount of derivative loss, net of the effect of taxes, for the two swap transactions was $579, which represented the change in the fair value during that period. This amount was recorded as "unrealized derivative loss" for comprehensive income presentation in the condensed consolidated statements of income and comprehensive income.

     For the nine months ended September 30, 2001, the amount of derivative loss, net of taxes, for the two swap transactions was $580, which represented the change in the fair value during that period. This amount was recorded as "unrealized derivative loss" for comprehensive income presented in the condensed consolidated statements of income and comprehensive income.

     The derivative liability of $679 at September 30, 2001 includes the $580 derivative loss, net of taxes, and a $99 transition adjustment based on the notional amount of $2,695 at December 31, 2000. This transition adjustment was recorded as a cumulative-effect-type adjustment to "accumulated other comprehensive (loss) income" in the equity section of the balance sheet on January 1, 2001.

               REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
    For the Three Months and Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)
                (In thousands, except share and per share data)

4.   Earnings Per Share

     A reconciliation of the number of shares of common stock used in calculation of basic and diluted earnings per share ("EPS") is presented below:

                                                                Three Months Ended                      Nine Months Ended
                                                        ----------------------------------      ----------------------------------
                                                         September 30,      September 30,        September 30,      September 30,
                                                             2001                2000                2001               2000
                                                        ---------------    ---------------      ---------------    ---------------
     Basic shares.....................................       21,804,624         13,632,139           21,712,229          7,023,605
     Effect of dilutive securities:
       Stock options and warrants.....................          946,337          1,346,030            1,029,773          1,250,553
       Conversion of preferred stock..................                -          6,113,165                    -         11,253,777
                                                        ---------------    ---------------      ---------------    ---------------
     Diluted shares...................................       22,750,962         21,091,334           22,742,002         19,527,935
                                                        ---------------    ---------------      ---------------    ---------------
     Net income in thousands..........................    $         386      $       1,070        $       1,446      $       2,290
                                                        ===============    ===============      ===============    ===============
     Basic EPS........................................    $        0.02      $        0.08        $        0.07      $        0.33
                                                        ===============    ===============      ===============    ===============
     Diluted EPS......................................    $       0.02       $        0.05        $        0.06      $        0.12
                                                        ===============    ===============      ===============    ===============

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

     The effective tax rate for the nine months ended September 30, 2001 is less than the statutory rate primarily due to the Company's research and development credit in the amount of $650. The Company initiated a special study in the first quarter of 2001 to determine the amount of the credit, which primarily relates to research and development expenses incurred by Southeastern Tissue Alliance ("SETA"), formerly known as University of Florida Tissue Bank ("UFTB"), and the Company for the years ended December 31, 1998, 1999 and 2000. The Company recorded a preliminary estimate of the credit for the three months ended March 31, 2001 of $250 because the study was not yet complete at that date. During the three months ended June 30, 2001, the Company recorded the remaining $400 upon the completion of the study. The Company has amended its prior year tax returns to claim this credit.

6.   Supplemental Cash Flow Information


                                                                                         Nine Months Ended
                                                                                  -------------    -------------
                                                                                  September 30,    September 30,
                                                                                      2001             2000
                                                                                  -------------    -------------
     Income taxes paid during the period..........................................    $ 4,740         $ 1,671
     Interest paid during the period, net of amounts capitalized..................    $   114         $   363
     Noncash capital lease obligations............................................    $   532         $   570
     Conversion of note payable to common stock...................................    $     -         $   250
     Notes payable issued to acquire land and buildings...........................    $     -         $ 2,800
     Reduction in capital lease obligation upon purchase of building..............    $     -         $   283
     Reduction in straight-line rent accrual upon purchase of building............    $     -         $   225
     Noncash insurance financing..................................................    $   937         $   430
     Acquistion of Alabama Tissue Center assets for stock.........................    $     -         $ 3,500
     Issuance of stock options....................................................    $     -         $ 2,604

7.   Segment Data

               REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
    For the Three Months and Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)
                (In thousands, except share and per share data)


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

                                                        Three Months Ended              Nine Months Ended
                                                   -----------------------------   -----------------------------

                                                   September 30,   September 30,   September 30,   September 30,
                                                       2001            2000            2001            2000
                                                   -------------   -------------   -------------   -------------
     Fees from tissue distribution:
        Spinal allografts........................    $   24,157      $   24,043      $   82,894      $   66,501
        Other precision tooled allografts........         5,494           2,715          14,081           6,576
        Other processed tissue...................         5,338           4,507          12,259          11,404
                                                   ------------    ------------    ------------   -------------
           Total.................................    $   34,989      $   31,265      $  109,234      $   84,481
                                                   ============    ============    ============   =============

8.   Contingencies

     EXACTECH LITIGATION

     On June 22, 1999, Exactech, Inc. ("Exactech") filed a complaint in the Circuit Court of the Eighth Judicial Circuit, in and for Alachua County, Florida against the Company, SETA, and 19 medical distributors and sales agents of the Company. The complaint alleges that the Company breached a license agreement under which Exactech has certain rights to distribute the Company's bone paste products. SETA assigned this agreement to the Company as part of the Company's formation and separation from SETA. The court granted the Company's motion to enforce an arbitration provision in the agreement, and the matter is now in arbitration. Only the Company, Exactech and SETA remain as parties in the arbitration. The dispute relates to the scope of rights transferred under the license agreement. The Company and Exactech each have conducted discovery, including the exchange of documents and the taking of depositions, and the arbitration hearing has been held at which each party presented its case to the panel and the panel heard testimony from witnesses. The Company maintains that the scope of rights transferred to Exactech was narrow, while Exactech asserts that it has broader rights. Upon the Company's motion, the arbitration panel bifurcated the proceeding and the issue of the scope of Exactech's rights under the license agreement is to be determined in the initial phase of the arbitration. The Company anticipates that the arbitration panel will issue its findings sometime between December 2001 and January 2002. Exactech alleges it suffered monetary damages but has never placed a dollar value on these alleged damages. The arbitration panel will consider damages only if Exactech establishes that the Company has breached the license agreement. The arbitration is ongoing and, consequently, management cannot estimate the impact on the Company's business or financial operations.

     OSTEOTECH LITIGATION

     On February 25, 1999, the Company, SETA and Medtronic Sofamor Danek ("MSD") brought suit in U.S. District Court for the Northern District of Florida against Osteotech, Inc. The initial complaint alleged that Osteotech is infringing two patents for Diaphysical Cortical Bone Dowels. On October 6, 2000, the Court allowed plaintiffs to amend the complaint to add an additional count that Osteotech also is infringing a third, recently-issued patent for the Diaphysical Cortical Bone Dowels. SETA licenses these patents to the Company on an exclusive basis and the Company then sublicenses these patents to MSD. Plaintiffs are seeking injunctive relief against Osteotech, preventing it from continuing to distribute products that infringe any of the three patents. Plaintiffs also are seeking monetary damages in an amount based on the profit they believe they would have made if the patents never were infringed by Osteotech. Currently, the parties are conducting discovery and the trial has
been set for February 6, 2002.   All legal expenses in this action are being
paid by MSD.

     MUSCULOSKELETAL TRANSPLANT FOUNDATION LITIGATION

               REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
    For the Three Months and Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)
                (In thousands, except share and per share data)


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

9.   Significant Events

     On June 7, 2000, the Company started construction of new manufacturing and administrative buildings on the land purchased on March 30, 2000. The total estimated cost of constructing and equipping these new facilities is $31,000. The Company obtained a $16,000 long-term construction loan from Bank of America, N.A. on April 2, 2001 for the building. The Company intends to finance the remaining costs with $8,000 of the proceeds from its initial public offering and $7,000 in capital leases. As of September 30, 2001, the Company has capitalized $423 in interest related to this construction.

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

     The unaudited pro forma results for the three and nine months ended September 30, 2000, assuming ATC had been acquired on January 1, 2000, including pro forma adjustments for amortization of goodwill and income taxes, are approximately as follows:

                                                                    Three Months     Nine Months
                                                                        Ended           Ended
                                                                    September 30,    September 30,
                                                                        2000             2000
                                                                   ---------------  ---------------
       Total revenues...............................................  $ 31,826         $ 86,863
       Net income...................................................     1,037            2,114
       Net income per share -- diluted..............................  $   0.05         $   0.11

     On May 7, 2001 the Company received a letter from the Food and Drug Administration's (the "FDA") Center for Biologics Evaluation and Research raising concerns about the safety and validation of the Company's BioCleanse(TM) process. In that letter, which the FDA posted on its website, the FDA stated that it believed it to be prudent for the Company to discontinue use of this process. On May 16, 2001, the Company met with the FDA to provide information regarding RTI's validation of the BioCleanse(TM) system. The Company presented summary data in support of the safety profile and benefits of tissue prepared by the BioCleanse(TM) system. The Company also committed to provide the FDA with
additional detailed data supporting validation of its process.   In a letter to
the Company dated May 16, 2001, the FDA stated that "pending a review of this additional data", it has not made a decision to take regulatory action. The FDA also acknowledged that its letter of May 7 was not a "warning letter," and that the agency would "review the submitted data in as expeditious a manner as resources permit." The FDA has since removed its letter of May 7, 2001 from its website.

               REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
    For the Three Months and Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)
                (In thousands, except share and per share data)


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

     On September 18, 2001, the Company and MSD amended the existing Management Services Agreement, dated as of July 23, 1996, to allow for the distribution of the Company's cervical composite allografts, the first allografts produced from the Company's new assembled composite technology. The allografts, which are produced from several layers of bone from a single donor, combine the strength of cortical bone with the incorporative properties of cancellous bone, and are not constrained by the size and shape of a single bone. The agreement provides for a management fee to MSD of 50% of the invoiced amount for these allografts, until or unless the FDA and any other applicable state or federal agencies state in writing that the combination of tissue from multiple donors in a single graft is not in violation of applicable regulations, at which time the management fee will be 60%.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

     Total Revenues. Our total revenues increased by $3.7 million, or 11.8%, to $35.4 million for the three months ended September 30, 2001 from $31.7 million for the three months ended September 30, 2000.

     Fees from tissue distribution increased by $3.7 million, or 11.9%, to $35.0 million for the three months ended September 30, 2001 from $31.3 million for the three months ended September 30, 2000. The increase in fees from tissue distribution was due largely to an increase of $2.8 million from the distribution of other precision-tooled allografts. Fees from other processed tissue increased by $831,000 or 18.4%. Fees from the distribution of spinal allografts increased by $114,000 or 0.5%. Other revenues from core operations, which consist primarily of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $18,000, to $453,000 for the three months ended September 30, 2001 compared to $435,000 for the three months ended September 30, 2000.

     Management Services Fees. Management services fees, which consist of amounts paid to MSD for the management services it provides to assist in the distribution of our allografts, increased by $1.2 million, or 7.3%, to $17.6 million for the three months ended September 30, 2001 from $16.4 million for the three months ended September 30, 2000. As a percentage of total revenue, management service fees decreased from 51.7% to 49.6%. This decrease was primarily due to allograft distribution on which management fees are payable to MSD representing a lower percentage of our total revenue during the three months ended September 30, 2001. Management fees are payable to MSD on revenue from the distribution of spinal allografts and Osteofil bone paste allograft used in non-spinal applications.

     Net Revenues. Our net revenues increased by $2.6 million, or 16.7%, to $17.9 million for the three months ended September 30, 2001 from $15.3 million for the three months ended September 30, 2000. As a percentage of total revenues, our net revenues increased from 48.3% for the three months ended September 30, 2000 to 50.4% for the three months ended September 30, 2001. This increase in net revenues as a percentage of total revenues was due primarily to allograft distribution on which management fees are payable to MSD being a lower percentage of our total revenues during the three months ended September 30, 2001.

     Costs of Processing and Distribution. Costs of processing and distribution increased by $402,000, or 5.1%, to $8.3 million for the three months ended September 30, 2001 from $7.9 million for the three months ended September 30, 2000. As a percentage of net revenues, these costs decreased from 51.4% for the three months ended September 30, 2000 to 46.3% for the three months ended September 30, 2001. Although we continued to experience an increase in the cost of tissue recovery during the three months ended September 30, 2001, this was more than offset by increases in manufacturing efficiencies which have brought overall manufacturing costs down as a percentage of revenue.

     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $3.1 million, or 58.8%, to $8.4 million for the three months ended September 30, 2001 from $5.3 million for the three months ended September 30, 2000. This increase was primarily due to the hiring of additional marketing and administrative staff to support our growing business, increased consulting expense related to governmental relations, and an increase in distributor commissions, primarily on other processed tissue. Other cost increases include travel expense, depreciation expense for new equipment, legal expense related to ongoing and new legal proceedings, and increased building rental expense. ATC, acquired in August 2000, contributed $473,000 to the above increases. As a percentage of net revenues, marketing, general and administrative expenses increased from 34.6% for the three months ended September 30, 2000 to 47.1% for the three months ended September 30, 2001.

     Research and Development Expenses. Research and development expenses increased by $78,000, or 14.2%, to $627,000 for the three months ended September 30, 2001 from $549,000 for the three months ended September 30, 2000. We expense all research and development costs as incurred. As a percentage of net revenues, research and development expenses showed slight change, from 3.6% for the three months ended September 30, 2000 to 3.5% for the three months ended September 30, 2001.

     Interest Income and Expense - Net. Net interest income for the three months ended September 30, 2001 was $265,000 compared to $288,000 for the three months ended September 30, 2000. The decrease in interest income was primarily attributable to a decline in cash invested in interest-bearing accounts. This decline was largely offset by a decrease in interest expense from $95,000 to $0, due to the reduction of non-capitalizable interest-incurring debt. All interest cost incurred during the three months ended September 30, 2001 was related to the construction of the new manufacturing facilities and was capitalized as cost of construction.

     Income Taxes. Income tax expense for the three months ended September 30, 2001 was $438,000, compared to $811,000 for the three months ended September 30, 2000. As a percentage of net income before taxes, income taxes were 53.2% for the three months ended September 30, 2001 and 43.1% for the three months ended September 30, 2000. This increase in the effective tax rate was due primarily to a decrease in net income before taxes from $1,881,000 for the three months ended September 30, 2000 to $824,000 for the three months ended September 30, 2001, without a proportionate decrease in expenses which are not allowable deductions for income tax purposes.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

     Total Revenues. Our total revenues increased by $25.0 million, or 29.1%, to $110.7 million for the nine months ended September 30, 2001 from $85.8 million for the nine months ended September 30, 2000.

     Fees from tissue distribution increased by $24.8 million, or 29.3%, to $109.2 million for the nine months ended September 30, 2001 from $84.5 million for the nine months ended September 30, 2000. The increase in fees from tissue distribution was due largely to an increase of $16.4 million in revenues from the distribution of our spinal allografts and an increase of $7.5 million from the distribution of other precision-tooled allografts. Fees from the distribution of other processed tissue increased by $855,000 for the nine months ended September 30, 2001. Other revenues from core operations, which consist primarily of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $216,000 to $1.5 million for the nine months ended September 30, 2001 compared to $1.3 million for the nine months ended September 30, 2000.

     Management Services Fees. Management services fees, which consist of amounts paid to MSD for the management services it provides to assist in the distribution of our allografts, increased by $13.5 million, or 29.8%, to $58.8 million for the nine months ended September 30, 2001 from $45.3 million for the nine months ended September 30, 2000. This increase was due to the greater revenues generated through the management services of MSD. Management fees are payable to MSD on revenue from the distribution of spinal allografts and Osteofil bone paste allograft used in non-spinal applications. As a percentage of total revenue, management service fees increased slightly from 52.8% to 53.1%.

     Net Revenues. Our net revenues increased by $11.5 million, or 28.4%, to $51.9 million for the nine months ended September 30, 2001 from $40.5 million for the nine months ended September 30, 2000. As a percentage of total revenues, our net revenues decreased from 47.2% for the nine months ended September 30, 2000 to 46.9% for the nine months ended September 30, 2001. This decrease in net revenues as a percentage of total revenues was due primarily to allograft distribution on which management fees are payable to MSD being a lower percentage of our total revenues during the nine months ended September 30, 2001.

     Costs of Processing and Distribution. Costs of processing and distribution increased by $4.1 million, or 19.3%, to $25.0 million for the nine months ended September 30, 2001 from $21.0 million for the nine months ended September 30, 2000. As a percentage of net revenues, these costs decreased from 51.9% for the nine months ended September 30, 2000 to 48.2% for the nine months ended September 30, 2001. Although we continued to experience an increase in the cost of tissue recovery during the nine months ended September 30, 2001, this was more than offset by increases in manufacturing efficiencies which have brought overall manufacturing costs down as a percentage of revenue.

     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $10.4 million, or 75.1%, to $24.2 million for the nine months ended September 30, 2001 from $13.8 million for the nine months ended September 30, 2000. This increase was for the most part due to an increase in distributor commissions, primarily on other processed tissue, the hiring of additional marketing and administrative staff to support our growing business, and increased consulting expense related to governmental and public relations. Other cost increases include depreciation expense for new building and equipment, travel expense, and legal expense related to ongoing and new legal proceedings. ATC, acquired in August 2000, contributed $931,000 to the above increases. As a percentage of net revenues, marketing, general and administrative expenses increased from 34.2% for the nine months ended September 30, 2000 to 46.6% for the nine months ended September 30, 2001.

     Research and Development Expenses. Research and development expenses increased by $193,000, or 11.0%, to $1.9 million for the nine months ended September 30, 2001 from $1.8 million for the nine months ended September 30, 2000. This increase is due primarily to an increase in staffing and in consulting fees. We expense all research and development costs as incurred. As a percentage of net revenues, research and development expenses decreased from 4.3% for the nine months ended September 30, 2000 to 3.7% for the nine months ended September 30, 2001. This decrease was due to an increase in net revenues at a higher percentage than the increase in research and development expenses.

     Interest Income and Expense - Net. Net interest income for the nine months ended September 30, 2001 was $1.1 million compared to $152,000 for the nine months ended September 30, 2000. This increase was due to proceeds from our initial public offering, which occurred in August of 2000, being invested in interest-bearing accounts for a longer time period during the nine months ended September 30, 2001 than during the nine months ended September 30, 2000.

     Income Taxes. Income tax expense for the nine months ended September 30, 2001 was $362,000, compared to income tax expense of $1.7 million for the nine months ended September 30, 2000. As a percentage of net income before taxes, income taxes were 20.0% for the nine months ended September 30, 2001 and 43.3% for the nine months ended September 30, 2000. The lower effective tax rate during the nine months ended September 30, 2001 was due to the accrual of an expected research and development tax credit of $650,000, which is the total we expect to be granted for research and development activity prior to January 1, 2001.

Liquidity and Capital Resources

     Our net cash used in operating activities was $5.1 million for the nine months ended September 30, 2001 compared to net cash used in operating activities of $8.4 million for the nine months ended September 30, 2000, a decrease of $3.3 million. During the nine months ended September 30, 2001, cash was provided by net income of $1.4 million, depreciation and amortization of $1.9 million, and prepaid and other current assets of $1.2 million. Major uses of cash were a $4.4 million increase in accounts receivable, a $4.3 million increase in product and supply inventories, and a $1.8 million decrease in accrued expenses.

     Our net cash used in investing activities increased by $239,000 to $15.7 million for the nine months ended September 30, 2001 from $15.4 million for the nine months ended September 30, 2000. On June 7, 2000, we started construction of new manufacturing and administrative buildings on land purchased on March 30, 2000. Costs of constructing and equipping the new facilities, along with continued equipment purchases to support our staff and automation efforts, contributed to this increased use of cash. Cash used for construction in process for the nine months ended September 30, 2001 was $13.0 million, compared to $865,000 for the nine months ended September 30, 2000. Cash used for long-term investments during the nine months ended September 30, 2001 was $0, compared to $10.0 million during the nine months ended September 30, 2000.

     The total estimated cost of constructing and equipping the new facilities described above is $31.0 million, of which $15.2 million has been incurred to date. We obtained a $16.0 million long-term construction loan from Bank of America, N.A. on April 2, 2001 for the building. We intend to finance the remaining costs with $8.0 million of the proceeds from our initial public offering and $7.0 million in capital leases.

     Net cash provided by financing activities for the nine months ended September 30, 2001 was $6.5 million compared to $44.7 million for the nine months ended September 30, 2000, a decrease of $38.1 million. Net proceeds from our stock offering in August 2000 totaled $48.1 million. Advances under the construction loan described above, which did not occur during the nine months ended September 30, 2000, totaled $7.6 million for the nine months ended September 30, 2001. Net borrowings under our line of credit was $0 for the nine months ended September 30, 2001 compared to $2.8 million for the nine months ended September 30, 2000.

     On April 17, 2001, our line of credit facility was increased to $10.0 million. This line of credit facility permits us to borrow on a revolving basis and is collateralized by our current and intangible assets. This facility expires in May 2002. As of September 30, 2001, we had available borrowing capacity of $10.0 million under this facility and no balance was outstanding.

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

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     We are exposed to changes in interest rates based upon our financing, investing and cash management activities. We use a mix of debt with varying maturities along with fixed-rate debt, variable-rate debt and derivative financial instruments (interest rate swaps) to manage our exposure to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

     We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2001.

     Our interest rate swap arrangements involve the exchange of variable rate interest payments, based on the 30-day LIBOR plus 150 basis points for fixed rate interest payments. Payments or receipts on the agreements are recorded as adjustments to interest expense.

     At September 30, 2001, we had an outstanding swap agreement dated March 30, 2000, maturing March 30, 2005 with a notional amount of $2.6 million. Under the agreement, we receive a fixed interest rate of 8.35%. The counter party to this swap arrangement is a major financial institution. The fair value of this interest rate swap agreement represents the estimated receipt or payment that would be made to terminate the agreement. At September 30, 2001 we would have paid $230,000 if we had terminated this agreement. An increase of 100 basis points in the yield curve would not result in an increased penalty to us.

     At September 30, 2001, we had an outstanding swap agreement dated April 2, 2001, maturing April 2, 2007, with a notional amount of $16.0 million. Under the agreement, we receive a fixed interest rate of 7.49%. The counter party to this swap arrangement is a major financial institution. The fair value of this interest rate swap agreement represents the estimated receipt or payment that would be made to terminate the agreement. At September 30, 2001 we would have paid $868,000 if we had terminated this agreement. An increase of 100 basis points in the yield curve would not result in an increased penalty to us.


  PART II.  OTHER  INFORMATION

  Item 1.  Legal Proceedings

  We refer you to Part I. Item 1, note 8 entitled "Contingencies".

  Item 2.  Changes In Securities and Use of Proceeds

  Recent Issuances of Unregistered Securities

  None

  Use of Proceeds

     On August 9, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-35756). The offering date was August 10, 2000. The offering has terminated and all of the securities registered have been sold. The managing underwriters were Banc of America Securities, LLC, Lehman Brothers, and Stephens, Inc. Our registration was for 5,700,000 shares of Common Stock, par value $.001 per share. We sold 3,800,000 shares and the selling stockholder in the offering sold 1,900,000 shares, in both cases for $14.00 per share, generating $53.2 million in gross proceeds for us and $26.6 million in gross proceeds for the selling stockholder. After deducting approximately $3.7 million in underwriting discounts and commissions and $1.5 million in other transaction expenses, our net proceeds were $48.0 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payment to any of our directors, officers or persons owning 10% or more of any class of our equity securities or other affiliates.

     From the effective date of the registration statement through September 30, 2001, the following table identifies the approximate amounts of the net proceeds paid directly or indirectly to others:

                                                                                                          (thousands)
        Working capital...........................................................................        $     14,234
        Construction of a new manufacturing facility..............................................               7,816
        Continued research and development........................................................               2,000
        Expansion of tissue supply and distribution programs......................................               2,000
        Purchase of additional manufacturing automation equipment.................................               1,600
        Investment in interest bearing cash and cash equivalent funds.............................              20,375
                                                                                                          ------------
               Total use of net proceeds                                                                  $     48,025
                                                                                                          ============

  Item 3.  Default upon Senior Securities

     Not Applicable

  Item 4.  Submission of Matters to a Vote of Security Holders

     None

  Item 5.  Other Information

     Not Applicable

  Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

           Exhibit 10.35 Amendment to Exhibit 10.5, Amendment to Management Services Agreement by and between Regeneration Technologies, Inc. and Medtronic Sofamor Danek, dated September 18, 2001.

     (b)   Reports on Form 8-K

           None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Regeneration Technologies, Inc.
                                           (Registrant)


Date:  November 12, 2001                   /s/ Richard R. Allen
       -----------------                   ----------------------
                                           By: Richard R. Allen
                                               Chief Financial Officer
                                               Chief Accounting Officer