Form 10-Q
period 2002-03-31
REGENERATION TECHNOLOGIES INC
filed 2002-05-15
CIK 1100441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission file number 0-31271

REGENERATION TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3466543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Innovation Drive
Alachua, Florida 32615
(Address of principal executive offices)
(Zip Code)

(386) 418-8888
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Shares of common stock, $0.001 par value, outstanding on May 8, 2002: 21,943,948

REGENERATION TECHNOLOGIES, INC.

FORM 10-Q For the Quarter Ended March 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$7,410	$13,504
Accounts receivable—less allowance of $6,928 in 2002 and $6,890 in 2001	22,971	21,695
Product inventories	30,217	28,150
Supply inventories	1,041	1,133
Prepaid and other current assets	3,033	3,523
Deferred tax asset	5,822	5,416

Total current assets	70,494	73,421
Property, plant and equipment—net	42,899	36,122
Goodwill—net	2,613	2,613
Investment in Organ Recovery Systems, Inc.	5,250	5,250
Other assets—net	3,083	1,294

	$124,339	$118,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,420	$22,038
Accrued expenses	7,117	7,365
Current portion of deferred revenue	297	297
Construction loan	12,790	12,790
Current portion of long-term debt	3,513	3,243

Total current liabilities	51,137	45,733
Long-term debt—less current portion	2,140	658
Deferred tax liabilities	27	27
Derivative liabilities	687	763
Deferred revenue	3,661	3,735

Total liabilities	57,652	50,916

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 22,073,023 and 22,058,695 shares issued, respectively; and 21,939,775 and 21,927,319 shares outstanding, respectively	22	22
Additional paid-in capital	72,107	72,166
(Accumulated deficit) retained earnings	(3,604)	(2,228)
Accumulated other comprehensive loss	(399)	(443)
Deferred stock-based compensation	(1,425)	(1,719)
Less treasury stock, 133,248 and 131,376 shares, respectively	(14)	(14)

Total stockholders’ equity	66,687	67,784

	$124,339	$118,700

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,
	2002	2001
Revenues from core operations:
Fees from tissue distribution	$31,165	$37,205
Other revenues from core operations	311	443

Total revenues	31,476	37,648
Management services fees	16,247	20,473

Net revenues	15,229	17,175
Costs of processing and distribution	9,203	9,019

Gross profit	6,026	8,156

Expenses:
Marketing, general and administrative	7,106	6,504
Research and development	602	707
Restructuring	462	—

Total expenses	8,170	7,211

Operating (loss) income	(2,144)	945

Interest (expense) income:
Interest expense	—	(83)
Interest income	70	561

Total interest income—net	70	478

(Loss) income before income tax benefit (expense)	(2,074)	1,423
Income tax benefit (expense)	698	(380)

Net (loss) income	(1,376)	1,043
Other comprehensive income (loss), net of tax—
Unrealized derivative income (loss)	44	(146)

Comprehensive (loss) income	$(1,332)	$897

Net (loss) income per common share—basic	$(0.06)	$0.05

Net (loss) income per common share—diluted	$(0.06)	$0.05

Weighted average shares outstanding—basic	21,933,799	21,608,654

Weighted average shares outstanding—diluted	21,933,799	22,784,905

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net (loss) income	$(1,376)	$1,043
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	692	608
Bad debt expense	93	188
Provision for inventory obsolescence	400	—
Provision for product returns	78	97
Amortization of deferred revenue	(74)	(96)
Deferred income tax (benefit) expense	(437)	252
Deferred stock-based compensation and nonqualified option expense	205	207
Changes in assets and liabilities—cash (used in) provided by:
Accounts receivable	(1,447)	(4,882)
Product and supply inventories	(2,375)	(1,046)
Prepaid and other current assets	1,134	(36)
Other assets	(1,796)	(134)
Accounts payable	5,382	2,074
Accrued expenses	(891)	(2,485)

Net cash used in operating activities	(412)	(4,210)

Cash flows from investing activities—
Purchase of property, plant and equipment	(5,435)	(3,445)

Net cash used in investing activities	(5,435)	(3,445)

Cash flows from financing activities:
Stock issuance costs	—	(22)
Proceeds from exercise of stock options	29	164
Payments on capital lease and note obligations	(276)	(339)
Line of credit borrowings—net	—	2,037

Net cash (used in) provided by financing activities	(247)	1,840

Net decrease in cash and cash equivalents	(6,094)	(5,815)
Cash and cash equivalents, beginning of period	13,504	34,944

Cash and cash equivalents, end of period	$7,410	$29,129

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands, except share and per share data)

1.    Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These condensed consolidated financial statements do not include all disclosures provided in the annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the interim periods, have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of Regeneration Technologies, Inc. and its wholly owned subsidiaries, Georgia Tissue Bank (“GTB”), Alabama Tissue Center (“ATC”), Biological Recovery Group (“BRG”) and RTI Devices, Inc. (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

In June 2001, Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, was approved by the Financial Accounting Standards Board (“FASB”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies new criteria for recognizing intangible assets apart from goodwill arising in a business combination. The Company implemented SFAS No. 141 on July 1, 2001 and has determined that there is no impact of this standard on its consolidated financial position or results of operations.

In June 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets, including those recorded in past business combinations, will cease upon adoption of this statement. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 142 on January 1, 2002. The amortization of goodwill is no longer reflected in the Company’s consolidated financial position or results of operations, which will increase net income by approximately $109 after tax, or $.01 per diluted share for the year 2002 as compared to 2001.

In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was approved by the FASB. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with early adoption encouraged. The Company has not yet adopted this standard nor made a determination of the impact on its consolidated financial statements.

In October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets was approved by the FASB. SFAS No. 144 addresses the financial accounting and reporting of the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of and was effective January 1, 2002. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has determined that the adoption of SFAS No. 144 does not have a material effect on its consolidated financial statements.

Certain amounts in the consolidated financial statements for the three months ending March 31, 2001, as previously reported, have been reclassified to conform to the 2002 presentation.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Business Operations and Liquidity

As described in Notes 9, 10 and 11, the Company was not in compliance at December 31, 2001 with certain covenants including financial ratio covenants required by the line of credit facility, the construction loan agreement and the term loan agreement with Bank of America, N.A. (the “Bank”). In February 2002, the Bank notified the Company that it could no longer borrow funds under the line of credit facility and that the Bank has no obligation to make further advances under the construction loan agreement. Effective April 8, 2002, the Bank cancelled the line of credit facility. However, the Bank did waive compliance with the loan covenants including the financial ratio covenants for the three loans through September 30, 2002, at which date the outstanding principal and interest under the construction loan and the term loan, which as of March 31, 2002 was $15,310, will be due and payable. If the construction loan and the term loan have not been repaid by July 31, 2002, the Bank will be entitled to an increase in the interest rates of 1.5%.

The Company is pursuing alternative sources of financing and intends to refinance its indebtedness with the Bank of America. However, if such refinancing does not occur prior to September 30, 2002, the Company intends to repay the loans through funds generated through an intended sale or lease of the two buildings and land which serve as a portion of the collateral on the Company’s term loan (see Note 11), and through funds available from operations and working capital. The Company has initiated a restructuring plan for 2002 (see Note 12) and is attempting to renegotiate its management services agreement with Medtronic Sofamor Danek with the intention to renegotiate terms that are more favorable to the Company than the current terms. If a refinancing cannot be arranged, if the Company is not able to negotiate more favorable terms under its agreements with Medtronic Sofamor Danek, if the Company is unable to sell or lease the buildings which collateralize its term loan, or if the Company’s operating performance is lower than Management anticipates, the Company’s cash availability could be strained by the end of the third quarter of 2002.

3.    Product Inventories

Product inventories by stage of completion are as follows:

	March 31, 2002	December 31, 2001
Unprocessed donor tissue	$5,632	$4,867
Tissue in process	14,164	13,117
Implantable donor tissue	10,352	10,067
Non-tissue inventory for resale	69	99

	$30,217	$28,150

4.    Derivatives

The Company’s interest rate swap agreements involve the exchange of variable rate interest payments, based on the 30-day LIBOR plus 1.5% for fixed rate interest payments, without exchanging the notional principal amount.

At March 31, 2002, the Company had an outstanding swap agreement maturing March 30, 2005, with a notional amount of $2,532. Under this agreement, the Company receives a fixed interest rate of 8.35%. Payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant. At March 31, 2002, the Company would have paid $155 if it had terminated this agreement.

At March 31, 2002, the Company had an outstanding swap agreement maturing April 2, 2007, with a notional amount of $16,000. Under this agreement, the Company receives a fixed interest rate of 7.49%. At March 31, 2002, the Company would have paid $532 if it had terminated this agreement.

For the three months ended March 31, 2002, the amount of derivative income, net of taxes, for the two swap transactions was $44, which represented the change in the fair value during that period. This amount was recorded as “unrealized derivative income” for comprehensive income (loss) presented in the condensed consolidated statements of operations and comprehensive income (loss).

5.    Earnings Per Share

A reconciliation of the weighted average number of shares of common stock used in calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended March 31,
	2002	2001
Basic shares	21,933,799	21,608,654
Effect of dilutive securities:
Stock options	—	1,176,251
Conversion of preferred stock	—	—

Diluted shares	21,933,799	22,784,905

Options to purchase approximately 3,235,353 shares of common stock at prices ranging from $1.30 to $14.95 per share were outstanding as of March 31, 2002 but were not included in the computation of diluted EPS for the three months ended March 31, 2002 because SFAS No. 128, Earnings per Share, prohibits adjusting the denominator of diluted EPS for

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional potential common shares when a loss from continuing operations is reported.

6.    Income Taxes

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

7.    Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended March 31,
	2002	2001
Income taxes (received) paid during the period	$(2,244)	$2,643
Interest paid during the period	$223	$83
Noncash capital lease obligations	$2,028	$173
Noncash insurance financing	$643	$583
Issuance of stock options	$51	—

8.    Segment Data

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

	Three Months Ended March 31,
	2002	2001
Fees from tissue distribution:
Spinal allografts	$22,592	$29,754
Other precision tooled allografts	4,425	3,618
Other processed tissue	4,148	3,833

Total	$31,165	$37,205

9.    Line of Credit

The Company’s line of credit facility with the Bank which was available to the Company through February 2002 permitted the Company to borrow on a revolving basis. This facility was secured by the Company’s accounts receivable, inventories, cash and cash equivalents, certain general intangibles (excluding copyrights, trademarks, trade names and service marks) and goodwill, revenues, income and receipts. The line of credit facility was to be utilized for the purpose of supporting accounts receivable.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The line of credit agreement contained various restrictive covenants, which limited among other things, the Company’s ability to incur indebtedness, make loans, make acquisitions, pay dividends and make stock purchases. In addition, the Company was required to satisfy certain financial ratios, including a debt service coverage ratio greater than or equal to 1.35 to 1.00, and funded debt to earnings before interest, taxes, depreciation and amortization ratio of not greater than 3.00 to 1.00. The Company was not in compliance at December 31, 2001 with certain covenants and financial ratios contained in the line of credit facility. Accordingly, in February 2002 the Bank notified the Company that the Company’s right to borrow under the line of credit facility was terminated. The Bank waived compliance with these covenants through September 30, 2002, subject to certain conditions set forth in a Forbearance Agreement dated April 8, 2002 (the “Forbearance Agreement”). At that time, all outstanding principal and interest under the Company’s loans from the Bank will be due and payable. Effective April 8, 2002, the Bank cancelled the line of credit facility. In accordance with the Forbearance Agreement, the Company’s assets pledged as security under the line of credit and the term loan agreement (see Note 11) have been cross-collateralized to secure the Company’s construction loan (See Note 10).

10.    Construction Loan

On April 2, 2001, the Company entered into a $16,000 long-term construction loan agreement with the Bank for the construction of new manufacturing and administrative buildings. Under the promissory note relating to the construction loan agreement, monthly interest only payments, at a rate of LIBOR plus 2.0%, were due through April 2002. Until amended by the Forbearance Agreement, the agreement provided for monthly principal payments (ranging from $30 to $40) plus interest due beginning in May 2002 through March 2007, at which time the outstanding principal and accrued and unpaid interest would be payable in full. The Company entered into an interest rate swap agreement which would fix the interest rate at 7.49% per year if the Company’s debt ratio were maintained from April 2002 through March 2007. The promissory note contains provisions that the applicable margin in excess of LIBOR would vary from 1.5% to 2.5% based on the level of the debt ratio. The debt ratio is defined as funded debt divided by earnings before interest, taxes, depreciation and amortization.

The construction loan is collateralized by the land and buildings, as well as fixtures, leases and rents. The construction loan agreement contains various restrictive covenants which limit, among other things, mergers, liens, indebtedness and dispositions. In addition, the Company must satisfy certain financial ratios, including a debt service coverage ratio greater than or equal to 1.35 to 1.00, and funded debt to earnings before interest, taxes, depreciation and amortization ratio of not greater than 3.00 to 1.00. As of December 31, 2001, the Company was not in compliance with certain of these covenants. Accordingly, in February 2002 the Bank notified the Company that the Bank has no obligation to make further advances under the construction loan agreement. Under the Forbearance Agreement, effective April 8, 2002, the Bank has waived compliance with these covenants through September 30, 2002, subject to certain conditions. At that time, all outstanding principal and interest under the Company’s loans from the Bank will be due and payable. Effective April 8, 2002, the interest rate on the construction loan agreement will be prime plus 0.5%. In the event the construction loan is not repaid by July 31, 2002, the applicable interest rate will increase to prime plus 2%. In accordance with the Forbearance Agreement, the Company’s assets pledged as security under the line of credit (see Note 9) and the term loan (see Note 11) have been cross-collateralized to secure the construction loan. The balance of the construction loan at March 31, 2002 is $12,790.

Because the amount payable on the construction loan is now payable within twelve months, it has been classified as current as of December 31, 2001. Management is currently evaluating financing alternatives for the remaining construction period and is currently funding construction through its cash reserves.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Long-term Debt

Long-term debt is as follows:

	March 31, 2002	December 31, 2001
Mortgage payable	$2,520	$2,555
Capital leases	3,133	1,346

Total	5,653	3,901
Less current portion	3,513	3,243

Long-term portion	$2,140	$658

The Company’s term loan, classified as a mortgage payable, was entered into with the Bank on March 30, 2000 and is collateralized by two buildings which are currently occupied by the Company, 6.19 acres of land on which those buildings are situated, 20.82 additional acres on which construction of new facilities is being completed, and rents, as defined. Interest on the term loan was 30 day LIBOR plus 1.5%. The Company entered into a swap agreement with a commercial bank which would fix the interest rate at 8.35% until the 30-day LIBOR were determined to be greater than or equal to 8%, at which time the interest rate would revert to the 30-day LIBOR plus 1.5%. Payments or receipts on the swap agreement are recorded as adjustments to interest expense.

The term loan contains various restrictive covenants, which limit among other things, the Company’s ability to enter into leases, incur indebtedness, make loans, and make acquisitions. In addition, the Company must satisfy certain financial ratios, including a fixed charge ratio of greater than or equal to 1.25 to 1.00, and funded debt to earnings before interest, taxes, depreciation and amortization ratio of not greater than 4.00 to 1.00. As of December 31, 2001, the Company was not in compliance with certain of these covenants. Under the Forbearance Agreement, effective April 8, 2002, the Bank has waived compliance with these covenants through September 30, 2002, subject to certain conditions. At that time, all outstanding principal and interest under the Company’s loans from the Bank will be due and payable. Effective April 8, 2002, the interest rate on the term loan will be prime plus 0.5%. In the event the term loan is not repaid by July 31, 2002, the applicable interest rate will increase to prime plus 2%. In accordance with the Forbearance Agreement, the Company’s assets pledged as security under the line of credit (see Note 9) and the construction loan (see Note 10) have been cross-collateralized to secure the term loan.

Because the amount payable on the term loan is now payable within twelve months, it has been classified as current as of December 31, 2001. Management is currently evaluating financial alternatives for the term loan. In addition, Management intends to sell or lease two buildings and accompanying land serving as a portion of the collateral for the term loan, thus reducing the Company’s debt and the amount of cash required to repay the term loan, as well as future interest and depreciation expense.

The capital leases have interest rates ranging from 5.83% to 20.65%, are collateralized by the related equipment, and are due from 2001 through 2006. During the three months ended March 31, 2002, the Company acquired equipment under a capital lease which was capitalized at the equipment value of $2,028.

12.    Restructuring

During the three months ended March 31, 2002, the Company incurred charges which have been classified as restructuring presented in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The charges total $462 and consist of consulting expense relating to a restructuring plan formalized by the Company in April 2002 (See Note 15).

The Company anticipates that the formal restructuring plan will result in the recognition of a total of approximately $2.0 million in restructuring charges during the six months ended June 30, 2002, including charges for severance benefits, shut-down costs for its Atlanta and Birmingham facilities and consulting expenses relating to the restructuring plan.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Contingencies

Exactech Litigation

On June 22, 1999, Exactech, Inc. filed a complaint in the Circuit Court of the Eighth Judicial Circuit in Alachua County, Florida against the Company, the Southeast Tissue Alliance (“SETA”) and 19 medical distributors and sales agents of the Company. The complaint alleged that the Company breached a license agreement under which Exactech has certain rights to distribute the Company’s bone paste products. SETA assigned this agreement to the Company as part of the Company’s formation and separation from SETA. The court granted the Company’s motion to enforce an arbitration provision in the agreement, and the matter is now in arbitration. Only the Company, Exactech and SETA remain as parties in the arbitration.

The dispute relates to the scope of rights transferred under the license agreement. The Company maintains that the scope of rights the Company transferred to Exactech was narrow, while Exactech asserts that it has broader rights. Specifically, Exactech contends that under the agreement, it has the right to distribute eight specific forms of moldable bone paste being distributed by us and any other shapes and sizes of bone paste for use outside of the spine. The Company and Exactech each conducted discovery, including the exchange of documents and the taking of depositions, and in July 2001, a multi-day hearing, including the testimony of witnesses, was held before the arbitration panel.

Upon the Company’s motion, the arbitration panel bifurcated the proceeding and focused on the scope of Exactech’s rights under the license agreement in the initial phase of the arbitration. On December 21, 2001, the panel ruled that the Company had the right to distribute the two most widely distributed bone paste products, but not to distribute the other six forms of moldable bone paste (which contain cortical cancellous chips) for non-spinal applications. The panel ruled in the Company’s favor on the other claims of breach asserted by Exactech.

Exactech alleges it has suffered monetary damages. The amount of damages, if any, that Exactech is entitled to recover and Exactech’s request for injunctive relief will be determined in the second phase of the arbitration proceeding. The Company and Exactech are having settlement discussions. The hearing to determine damages, if necessary, has been scheduled for September 16, 2002. Because the final ruling of the second phase of the arbitration proceeding has not been completed, the Company cannot estimate the amount or range of potential loss.

Osteotech Litigation

On February 25, 1999, the Company, SETA and Medtronic Sofamor Danek (“MSD”), a subsidiary of Medtronic, Inc. (“Medtronic”) brought suit in U.S. District Court for the Northern District of Florida against Osteotech, Inc. (“Osteotech”). The initial complaint alleged that Osteotech is infringing two patents for Diaphysical Cortical Bone Dowels. On October 6, 2000, the court allowed the plaintiffs to amend the complaint to add an additional count that Osteotech also is infringing a third, recently-issued patent for the Diaphysical Cortical Bone Dowels. SETA licenses these patents to the Company on an exclusive basis and the Company then sublicenses these patents to MSD. Plaintiffs are seeking injunctive relief against Osteotech, preventing it from continuing to distribute products that infringe any of the three patents. Plaintiffs also are seeking monetary damages in an amount based on the profit they believe they would have made if the patents never were infringed by Osteotech. All legal expenses in this action were being paid by MSD.

On April 30, 2002, Osteotech announced that it had settled a separate lawsuit with Medtronic relating to alleged patent infringements by Osteotech’s Threaded Cortical Bone Dowel. The Company was not a party to this suit. As part of the settlement, Medtronic agreed to: discontinue its participation in the lawsuit brought by the Company, SETA and MSD; neither to fund nor to voluntarily assist the Company or any other party to continue to pursue the suit; and to contact the Company, inform it of the terms of the settlement and give it MSD’s recommendation to accept these terms in complete resolution of the action. Osteotech agreed to pay Medtronic $1,900 and to cease processing, marketing, distribution, advertising and promotion of the bio-d® Bone Dowel by January 31, 2003. As of the date of this report, the Company and SETA have not settled their suit against Osteotech. The trial is scheduled for September 2002.

Other Litigation

The Company is the subject of a number of securities class action lawsuits, as described in Note 14 below. Additionally, the Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2002, or as of the date of this report, will have a material adverse impact on its financial position or results of operations.

14.    Significant Events

In a letter released January 25, 2002, the FDA stated that it had concluded the compliance portion of its review of the Company’s BioCleanseTM process and determined that based on validation data submitted by the Company and under current FDA requirements, the Company was in compliance with existing regulations and that no regulatory action was

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warranted. The FDA’s letter was the result of its review of the Company’s BioCleanse™ system undertaken during mid-2001 after the FDA raised concerns about the process in a letter to the Company dated May 3, 2001. The BioCleanseTM validation studies submitted by the Company to the FDA represented a combination of previously conducted studies, modifications of previous studies and novel methodologies suggested by the FDA for demonstrating sterilization of tissue-based products with respect to conventional infectious disease agents.

On February 1, 2002, the Company announced, among other things, that it was delaying the release of its financial results for the fourth quarter of 2001 and the year then ended while Management completed its evaluation of certain inventory issues it had identified in the process of preparing the Company’s annual consolidated financial statements.

Following this announcement, the Nasdaq Stock Market suspended trading in the Company’s common stock pending release of the Company’s financial results and its receipt of certain requested information. After providing the Nasdaq Stock Market with the information it requested and releasing its financial results for 2001 to the public on February 19, 2002, trading in the common stock was allowed to resume the following day. The Company also was advised by the staff of the Securities and Exchange Commission (the “SEC”) on February 1, 2002 that it was opening an informal inquiry with respect to these matters. The Company has cooperated with the staff in connection with this inquiry and has had no contact from the SEC since February 2002.

Also following this announcement, on February 4, 2002, a securities class action lawsuit entitled Michael Keskinen v. Regeneration Technologies, Inc. et al., No. 1:02-CV9 MMP-WW was filed in the United States District Court, Northern District of Florida Gainesville Division, against the Company and certain of its current and former officers and directors. Since the Keskinen lawsuit was filed, a number of additional securities class action lawsuits have been filed in the U.S. District Court for the Northern District of Florida based upon the same alleged facts, certain of which have been voluntarily dismissed. The class actions purport to be brought on behalf of all persons who purchased the Company’s common stock between July 25, 2001 and January 31, 2002. The Company expects that the series of class action lawsuits will be consolidated into a single action. The class actions generally allege that the Company’s inventory was overvalued and, as a result, public statements made by the Company during the class time period about its net income and earnings per share were false and misleading. The plaintiffs assert that the defendants’ conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 thereunder. The class actions do not specify an amount of damages. Since these lawsuits were filed recently, the Company has not yet filed its responses and no discovery has occurred. No provision has been made in the accompanying consolidated financial statements for losses, if any, that may result from the outcome of these cases because such amount is not estimable.

During the three months ended March 31, 2002, the Company entered into discussions with MSD regarding possible overpayments and underpayments by both parties, resulting from a variety of issues. The Company and MSD also are discussing some possible revisions to the agreements between them, as well as changes in the terms of the relationship. The Company cannot predict the results from these discussions or whether they will be material to its business.

On March 12, 2002, the Company and other tissue processors were advised by the FDA that the processors’ bone paste allografts would be subject to regulation as medical devices under the FDA’s 510(k) premarketing process. In the letter, the FDA stated that it will issue guidance on the required submissions for this process “in the near future.” The Company is currently preparing the anticipated documentation for submission to the FDA. The Company and the other processors are permitted to continue distributing these allografts while going through this process. The Company does not anticipate that the preparation for this submission will have a material effect on the Company’s results, and expects that it will obtain the necessary approval from the FDA to continue processing and distributing these allografts.

15.    Subsequent Events

On April 24, 2002, the Company announced plans for a comprehensive restructuring plan under which the Company will:

—	Consolidate all processing of musculoskeletal tissue to its manufacturing facility in Alachua, Florida by closing down its operations in Atlanta, Georgia;

—	Relocate cardiovascular tissue processing operations located in Birmingham, Alabama to its manufacturing

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility	in Alachua;

—	Reduce total staff by 52, including 34 at its Alachua facility and 18 in Atlanta; and

—	Streamline its portfolio of products and eliminate more than 12 product groups in its conventional, sports medicine and paste product lines.

The Company anticipates that its formal restructuring plan (see Note 12) will result in the recognition of a total of approximately $2.0 million in restructuring charges during the six months ended June 30, 2002, including charges for severance benefits, shut-down costs for the Company’s Atlanta and Birmingham facilities and consulting expenses relating to the restructuring plan. The Company also anticipates that during the three months ended June 30, 2002, it will record an aggregate of approximately $1.5 million in special charges for additional severance expense for terminations outside of the Company’s formal restructuring plan, plus amounts paid in settlement of a dispute with distributors of the Company’s Osteofil bone paste; and approximately $2.5 million as a one-time impairment charge for certain software the Company developed. The Company’s operating plan for the balance of 2002 and 2003 contemplates continuing its cost reduction efforts.

On April 24, 2002, the Company also announced that Jamie M. Grooms, former President and Chief Executive Officer of the Company, had also resigned from his position on the Board of Directors. Under an agreement in principle, Mr. Grooms will serve as a consultant to the Company until April 2005, will be paid $25 per month, will continue vesting in restricted stock held by him, and will continue to receive health and similar employee benefits.

On May 6, 2002, the Company named Thomas F. Rose as Chief Financial Officer. As CFO, Rose will oversee finance, information technology and corporate communications at the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001

Total Revenues.    Our total revenues decreased by $6.2 million, or 16.4%, to $31.5 million for the three months ended March 31, 2002 from $37.6 million for the three months ended March 31, 2001.

Fees from tissue distribution decreased by $6.0 million, or 16.2%, to $31.2 million for the three months ended March 31, 2002 from $37.2 million for the three months ended March 31, 2001. The decrease in fees from tissue distribution was due primarily to a decrease of $7.2 million in revenues from the distribution of our spinal allografts. This decrease was due to a shortage in inventory of certain allografts which are most often requested for spinal surgeries. This shortage was caused by events in the fourth quarter of 2001 and the first quarter of 2002 which reduced the amount and changed the proportion of types of tissues which we processed. These events include lower rates of recovery and medical release of tissue compared to periods prior to the fourth quarter of 2001. This decrease was partially offset by an increase in revenues from distribution of other precision tooled allografts of $807,000, which consisted primarily of an increase in Osteofil distribution for uses outside of the spine; and from distribution of other processed tissue of $315,000. Other revenues from core operations, which consist primarily of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, was relatively unchanged for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Management Services Fees.    Management services fees, which consist of amounts paid to Medtronic Sofamor Danek, or MSD, for the management services it provides to assist in the distribution of our allografts, decreased by $4.2 million, or 20.6%, to $16.2 million for the three months ended March 31, 2002 from $20.5 million for the three months ended March 31, 2001. This decrease was due to the decrease in the portion of our revenues on which management fees are payable to MSD. Management fees are payable to MSD on revenue from the distribution of spinal allografts and Osteofil® bone paste allografts used in non-spinal applications. As a percentage of total revenue, management service fees decreased from 54.4% to 51.6%, since the portion of our revenues on which we pay a management fee to MSD comprised a smaller percentage of our total revenues during the 2002 period.

Net Revenues.    Our net revenues decreased by $1.9 million, or 11.3%, to $15.2 million for the three months ended March 31, 2002 from $17.2 million for the three months ended March 31, 2001. As a percentage of total revenues, our net revenues increased from 45.6% for the three months ended March 31, 2001 to 48.4% for the three months ended March 31, 2002, due to management service fees being a smaller percentage of our total revenues during the three months ended March 31, 2002.

Costs of Processing and Distribution.    Costs of processing and distribution increased by $184,000, or 2.0%, to $9.2 million for the three months ended March 31, 2002 from $9.0 million for the three months ended March 31, 2001. As a percentage of net revenues, these costs increased from 52.5% for the three months ended March 31, 2001 to 60.4% for the three months ended March 31, 2002. This increase was attributable primarily to operating inefficiencies which increased the cost of our tissue inventory in the fourth quarter of 2001 and during the three months ended March 31, 2002. This inventory cost in excess of previously experienced cost will continue to be expensed as the inventory related to these periods is distributed or otherwise depleted. Management is currently implementing a restructuring plan which is intended to increase operating efficiencies in order to reduce the cost of tissue inventory distributed or depleted in future periods. See “Management Plans” below.

Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses increased by $602,000, or 9.3%, to $7.1 million for the three months ended March 31, 2002 from $6.5 million for the three months ended March 31, 2001. This increase was due primarily to an increase in payroll related expense of $662,000 and an increase in legal expense of $209,000. Distributor commissions decreased by $170,000, due to a decline in distribution of Osteofil® for uses in the spine. As a percentage of net revenues, marketing, general and administrative expenses increased from 37.9% for the three months ended March 31, 2001 to 46.7% for the three months ended March 31, 2002. Management is currently implementing a restructuring plan which is intended to reduce marketing, general and administrative expense in future periods. See “Management Plans” below.

Research and Development Expenses.    Research and development expenses decreased by $105,000, or 14.9%, to $602,000 for the three months ended March 31, 2002 from $707,000 for the three months ended March 31, 2001. This decrease was due primarily to decreases in expenses for consulting and outside services. We expense all research and development costs as incurred. As a percentage of net revenues, research and development expenses decreased slightly from 4.1% for the three months ended March 31, 2001 to 4.0% for the three months ended March 31, 2002.

Restructuring Expenses.    Restructuring expenses, consisting of expenses relating to the development of our restructuring plan formalized in April 2002, were $462,000 for the three months ended March 31, 2002. Management is currently in the process of implementing this restructuring plan which is intended to reduce expenses in future periods. See “Management Plans” below.

Interest Income and Expense-Net.    Net interest income for the three months ended March 31, 2002 was $70,000 compared to $478,000 for the three months ended March 31, 2001. This decrease was due to a greater part of the proceeds from our initial public offering being invested in interest-bearing accounts during the three months ended March 31, 2001, than during the three months ended March 31, 2002, by which time the majority of the proceeds had been invested in the construction of new facilities and used for working capital. We recorded no interest expense for the three months ended March 31, 2002 because total interest cost of $223,000 was capitalized to construction in process.

Income Taxes.    Income tax benefit for the three months ended March 31, 2002 was $698,000, compared to income tax expense of $380,000 for the three months ended March 31, 2001. The income tax benefit was recognized due to the net loss experienced during that period.

Liquidity and Capital Resources

Our net cash used in operating activities was $412,000 for the three months ended March 31, 2002 compared to net cash used in operating activities of $4.2 million for the three months ended March 31, 2001, a decrease of $3.8 million. During the three months ended March 31, 2002, primary uses of cash were a net loss of $1.4 million; an increase of product and supply inventories of $2.4 million; an increase in other assets of $1.8 million, which primarily consists of a $1.6 million deposit required by our leasing company as additional security under our capital lease; and an increase in accounts receivable of $1.4 million. Primary non-cash expenses for the three months ended March 31, 2002 included expenses relating to prepaid and other assets of $1.1 million and depreciation and amortization of $692,000. Cash was provided by an increase in our accounts payable of $5.4 million during the three months ended March 31, 2002. This was primarily attributable to our management fees payable to MSD increasing by $4.7 million.

Our net cash used in investing activities increased by $2.0 million from $3.4 million for the three months ended March 31, 2001 to $5.4 million for the three months ended March 31, 2002. Cash used for construction in process for the three months ended March 31, 2002 was $4.7 million, compared to $2.6 million for the three months ended March 31, 2001. In addition, during the three months ended March 31, 2002, $457,000 was invested in software development, compared to $71,000 during the three months ended March 31, 2001. As a result of our decision on April 24, 2002 to discontinue funding for a software project which was being developed for the management of production, inventory and order management, we plan to recognize a one-time impairment charge of approximately $2.5 million during the three months ended June 30, 2002. Of this amount, $397,000 was invested during the three months ended March 31, 2002. This decision and charge were necessary due to the recognition that we will be unable to complete the project within previously estimated costs and that the project would not result in the originally expected benefit. During the three months ended March 31, 2002, we acquired equipment under a capital lease which was capitalized at the equipment value of $2.0 million, and which is not reflected in the statement of cash flows.

Net cash used by financing activities for the three months ended March 31, 2002 was $247,000, compared to $1.8 million provided by financing activities for the three months ended March 31, 2001. During the three months ended March 31, 2002 $29,000 was provided by the exercise of stock options and $276,000 was used for payment on capital lease and note obligations. During the three months ended March 31, 2001 $164,000 was provided by the exercise of stock options and $2.0 million was advanced on the line of credit facility described below.

On April 13, 2001, our line of credit facility with the Bank of America, N.A. was increased to $10.0 million. Until recently, this line of credit facility permitted us to borrow funds on a revolving basis, collateralized by revenues and current and intangible assets. The facility was due to expire in May 2002. As of March 31, 2002, no balance was outstanding under this facility. We also have a $16.0 million construction loan facility with the Bank of America, of which $12.8 million presently is outstanding, and a term loan facility with the Bank of America, of which $2.5 million is presently outstanding. During the fourth quarter of 2001, our gross profit declined to $4.1 million compared to $8.6 million for the prior quarter, while at the same time our expenses for the quarter increased. We were advised by the Bank of America in February 2002 that we did not meet certain financial ratio covenants required to be met under the line of credit and construction loan facilities. The Bank of America further advised us that, though it was not exercising its right to declare outstanding amounts that we owe immediately due and payable, we would not be permitted to borrow new funds. On April 8, 2002, we entered into an agreement with the Bank of America that terminates our line of credit facility and, subject to the satisfaction of certain conditions, waived compliance with the loan covenants including the financial ratio covenants for the three loans through September 30, 2002. At that time, the outstanding principal and interest, presently $15.3 million, under the construction loan and the term loan, will be due and payable. In addition, if the construction loan and the term loan have not been repaid by July 31, 2002, the interest rates on these loans will increase by an additional 1.5%.

We are pursuing alternative sources of funding and intend to refinance our indebtedness with the Bank of America. However, if such refinancing does not occur prior to September 30, 2002, we intend to repay the loans from funds available from operations and from our working capital. We have initiated a restructuring plan for 2002 (see “Management Plans” below) and are attempting to renegotiate our management services agreement with Medtronic Sofamor Danek, with the intention to renegotiate terms that are more favorable to us than the current terms. In addition, we intend to sell or lease two buildings which we currently occupy, comprising 45,000 square feet situated on 6.19 acres of land, thus reducing our debt and the cash required to repay our indebtedness as well as future interest and depreciation expense. If a refinancing cannot be arranged, if we are not able to negotiate more favorable terms under our agreements with Medtronic Sofamor Danek, if we are unable to sell or lease the buildings which collateralize our term loan, or if our operating performance is lower than we anticipate, our cash availability could be strained by the end of the third quarter. This could, among other things, prevent us from completing the new facilities we presently are constructing and equipping, and otherwise result in the interruption of our business plan. In addition, if we are unable to refinance our indebtedness or otherwise fund our business through cash generated by operations, we may need to issue additional equity and/or debt securities. The terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings likely will contain restrictive covenants limiting our ability to do certain things, including paying dividends. Our ability to obtain financing depends upon the status of our future business prospects, as well as conditions prevailing in the capital markets.

We have revised our previously reported estimates of the total cost of constructing and equipping the new facilities described above from $31.0 million to $35.1 million due to an increase in the scope of the project, as well as design changes to specialized operating equipment which require facility modifications. Of the estimated cost, $26.2 million has been incurred to date. Of this amount, $12.6 million net of construction loan costs was obtained under a construction loan facility from the Bank of America and $13.6 million was financed with a portion of the proceeds of our initial public offering. We intend to finance the remaining estimated cost of $8.9 million through a combination of additional bank financing, capital leases and funds from continuing operations. As discussed above, we were advised by our lender that we were not in compliance with certain financial ratio covenants required to be met under our line of credit and construction loan facilities and that we will not be permitted to borrow new funds under our construction facility. On April 8, 2002, we entered into an agreement with our lender that terminates our line of credit facility and, subject to certain conditions, provides for a waiver of these covenants in exchange for our commitment to repay amounts we owe to our lender by September 30, 2002, including the $12.8 million previously obtained from our lender as described above. These circumstances could make it difficult to obtain the funds we need to complete this construction project, particularly if we are not able to refinance our existing indebtedness or repay it with funds from continuing operations. Any inability to complete this project could result in the interruption of our business plan and result in additional expense.

As of March 31, 2002, we had $7.4 million of available cash and cash equivalents. As discussed above, we are pursuing opportunities in efforts to improve our liquidity. Although the costs of restructuring and special charges which we anticipate we will record through the six months ended June 30, 2002 will require cash outlays totaling approximately $3.5 million through November 2002, approximately $2.2 million will be incremental to amounts we would have spent if these actions had not been taken. We believe that long-term savings will be achieved and that working capital as of March 31, 2002 along with working capital we anticipate for the next 12 months will be adequate to fund our operations. If our restructuring plan is not successful, our business would be disrupted and our financial condition could be adversely affected.

Management Plans

During the fourth quarter of 2001, our gross profit declined to $4.1 million compared to $8.6 million for the prior quarter, while at the same time our expenses for the quarter increased. On April 24, 2002, we announced plans for a comprehensive restructuring plan intended to reduce expenses under which we will:

—	Consolidate all processing of musculoskeletal tissue to our manufacturing facility in Alachua, Florida by closing down our operations in Atlanta, Georgia;

—	Relocate cardiovascular tissue processing operations located in Birmingham, Alabama to our manufacturing facility in Alachua;

—	Reduce total staff by 52, including 34 at our Alachua facility and 18 in Atlanta;

—	Streamline our portfolio of products and eliminate more than 12 product groups in our conventional, sports medicine and paste product lines; and

—
Sell or lease two buildings we currently occupy, comprising 45,000 square feet situated on 6.19 acres of land, thus reducing our debt and the cash required to repay our indebtedness, as well as future interest and depreciation expense.

We anticipate that our formal restructuring plan adopted in April 2002 will result in the recognition of a total of approximately $2.0 million in restructuring charges during the six months ended June 30, 2002, including charges for severance benefits, shut-down costs for our Atlanta and Birmingham facilities and consulting expenses relating to the restructuring plan. We also anticipate that during the three months ended June 30, 2002, we will record an aggregate of approximately $1.5 million in special charges for additional severance expense for terminations outside of our formal restructuring plan, plus amounts paid in settlement of a dispute with distributors of our Osteofil® bone paste. Additionally, as a result of Management's decision on April 24, 2002 to discontinue funding for a software project which was being developed for the management of production, inventory and order management, the Company plans to recognize a one-time impairment charge of approximately $2.5 million during the three months ended June 30, 2002. Of this amount, $397,000 was invested during the three months ended March 31, 2002. For additional detail, see Notes 12 and 15 to our Financial Statements under Item 1 above. Our operating plan for the balance of 2002 and 2003 contemplates continuing our cost reduction efforts.

Cautionary Statement Relating to Forward Looking Statements

Information contained in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Form 10-K constitute cautionary statements which identify factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

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

Our interest rate swap agreements involve the exchange of variable rate interest payments, based on the 30-day LIBOR plus 1.5% for fixed rate interest payments, without exchanging the notional principal amount. Payments or receipts on the agreement are recorded as adjustments to interest expense.

At March 31, 2002, we had an outstanding swap agreement maturing March 30, 2005, with a notional amount of $2.5 million. Under this agreement, we receive a fixed interest rate of 8.35%. The interest will remain fixed until the 30-day LIBOR is determined to be greater than or equal to 8%, at which time the interest rate will revert to the 30 day LIBOR plus 1.5%. The counter party to this swap arrangement is a major financial institution.

The fair value of this interest rate swap agreement represents the estimated receipt or payment that would be made to terminate the agreement. At March 31, 2002, we would have paid approximately $155,000 to terminate the agreement. An increase of 1.0% in the yield curve would not result in an increased penalty to us as LIBOR would still be less than 8% and our interest rate would still be equal to 8.35%.

At March 31, 2002, we had an outstanding swap agreement maturing April 2, 2007, with a notional amount of $16 million. Under this agreement, we receive a fixed interest rate of 7.49%. The interest will remain fixed until the 30-day LIBOR is determined to be greater than or equal to 8%, at which time the interest rate will revert to the 30 day LIBOR plus 1.5%. The counter party to this swap arrangement is a major financial institution. At March 31, 2002, we would have paid approximately $532,000 to terminate this agreement. An increase of 1.0% in the yield curve would not result in an increased penalty to us as LIBOR would still be less than 8% and our interest rate would still be equal to 7.49%.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

We refer you to Part I. Item 1, note 13 entitled “Contingencies.”

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

From the effective date of the registration statement through March 31, 2002, the following table identifies the approximate amounts of the net proceeds paid directly or indirectly to others:

(in thousands)
Working capital	$13,675
Construction of a new manufacturing facility	13,590
Continued research and development	3,000
Expansion of tissue supply and distribution programs	3,000
Purchase of additional manufacturing automation equipment	2,400
Investment in Organ Recovery Systems, Inc.	5,250
Investment in interest bearing cash and cash equivalent funds	7,110

Total use of net proceeds	$48,025

Item 3.     Default upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

(1)
Report on Form 8-K, dated February 1, 2002, attaching a press release announcing (i) the departure of certain officers, (ii) delay in the release of year end financial results and (iii) favorable conclusions of the Food and Drug Administration (Item 5. Other Events).

(2)	Report on Form 8-K, dated February 25, 2002, attaching a press release announcing year end financial results (Item 5. Other Events).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERATION TECHNOLOGIES, INC. (Registrant)

By:	/s/ BRIAN K. HUTCHISON
Brian K. Hutchison President and Chief Executive Officer

By:	/s/ THOMAS F. ROSE
Thomas F. Rose Chief Financial Officer

Date: May	15, 2002