Form 10-Q
period 2002-06-30
REGENERATION TECHNOLOGIES INC
filed 2002-08-14
CIK 1100441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 0-31271

REGENERATION TECHNOLOGIES, INC.
Delaware (State or other jurisdiction of incorporation or organization)	59-3466543 (I.R.S. Employer Identification Number)

One Innovation Drive
Alachua, Florida 32615
(386) 418-8888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Shares of common stock, $0.001 par value, outstanding on August 7, 2002: 22,022,336

REGENERATION TECHNOLOGIES, INC.
FORM 10-Q For the Quarter Ended June 30, 2002

SIGNATURE PAGE	20

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30, 2002	December 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$8,734	$13,504
Accounts receivable - less allowance of $6,774 in 2002 and $6,890 in 2001	17,301	21,695
Product inventories	29,128	28,150
Supply inventories	1,089	1,133
Prepaid expenses	1,100	462
Income taxes receivable	4,335	3,061
Deferred tax asset	6,004	5,416

Total current assets	67,691	73,421
Property, plant and equipment - net	46,752	36,122
Goodwill - net	2,613	2,613
Investment in ORS	5,250	5,250
Other assets - net	3,064	1,294

	$125,370	$118,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,664	$22,038
Accrued expenses	11,221	7,662
Construction loan	12,790	12,790
Current portion of long-term debt	4,707	3,243

Total current liabilities	63,382	45,733
Long-term debt - less current portion	3,000	658
Deferred tax liabilities	27	27
Derivative liabilities	1,342	763
Deferred revenue	3,587	3,735

Total liabilities	71,338	50,916

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 22,142,691 and 22,058,695 shares issued, respectively; and 22,009,395 and 21,927,319 shares outstanding, respectively	22	22
Additional paid-in capital	72,727	72,166
Accumulated deficit	(16,893)	(2,228)
Accumulated other comprehensive loss	(199)	(443)
Deferred compensation	(1,611)	(1,719)
Less treasury stock, 133,296 and 131,376 shares, respectively	(14)	(14)

Total stockholders’ equity	54,032	67,784

	$125,370	$118,700

See notes to unaudited condensed consolidated financial statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues from core operations:
Fees from tissue distribution	$28,315	$37,040	$59,479	$74,245
Other revenues from core operations	345	618	657	1,061

Total revenues	28,660	37,658	60,136	75,306
Management services fees	14,253	20,768	30,500	41,240

Net revenues	14,407	16,890	29,636	34,066
Costs of processing and distribution	12,319	9,645	21,522	18,665

Gross profit	2,088	7,245	8,114	15,401

Expenses:
Marketing, general and administrative	10,407	7,414	17,513	13,918
Research and development	482	609	1,084	1,316
Litigation settlement	2,000	—	2,000	—
Asset abandonments	3,118	—	3,118	—
Restructuring	1,229	—	1,691	—

Total expenses	17,236	8,023	25,406	15,234

Operating (loss) income	(15,148)	(778)	(17,292)	167

Other (expense) income:
Interest expense	(1,176)	(23)	(1,176)	(106)
Interest income	37	362	107	923

Total other (expense) income - net	(1,139)	339	(1,069)	817

(Loss) income before income tax benefit	(16,287)	(439)	(18,361)	984
Income tax benefit	3,000	456	3,698	76

Net (loss) income	(13,287)	17	(14,663)	1,060
Other comprehensive income (loss), net of tax -
Unrealized derivative income (loss)	199	145	243	(1)

Comprehensive (loss) income	$(13,088)	$162	$(14,420)	$1,059

Net (loss) income per common share - basic	$(0.61)	$0.00	$(0.67)	$0.05

Net (loss) income per common share - diluted	$(0.61)	$0.00	$(0.67)	$0.05

Weighted average shares outstanding - basic	21,940,540	21,721,435	21,953,306	21,665,357

Weighted average shares outstanding - diluted	21,940,540	22,850,421	21,953,306	22,791,825

See notes to unaudited condensed consolidated financial statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30,

	2002	2001

Cash flows from operating activities:
Net (loss) income	$(14,663)	$1,060
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	1,525	1,285
Bad debt expense	177	428
Provision for inventory writedowns	1,865	150
Provision for product returns	151	191
Amortization of deferred revenue	(148)	(151)
Deferred income tax (benefit) expense	(620)	112
Deferred stock-based compensation and nonqualified option expense	533	489
Deferred revenue	—	350
Derivative loss	795	—
Litigation settlement	2,000	—
Loss on asset abandonment	2,700	—
Write-off of capitalized patent and trademark expenses	418	—
Changes in assets and liabilities-cash provided by (used in):
Accounts receivable	4,066	(3,911)
Product and supply inventories	(2,799)	(2,537)
Income tax receivable	(1,274)	—
Prepaid and other current assets	227	320
Other assets	(2,214)	(430)
Accounts payable	12,624	3,764
Accrued expenses	755	(3,964)

Net cash provided by (used in) operating activities	6,118	(2,844)

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,273)	(7,605)

Net cash used in investing activities	(10,273)	(7,605)

Cash flows from financing activities:
Stock issuance costs	—	(22)
Proceeds from exercise of stock options	136	245
Advances under construction loan	—	1,820
Payments on capital lease and note obligations	(751)	(947)

Net cash (used in) provided by financing activities	(615)	1,096

Net decrease in cash and cash equivalents	(4,770)	(9,353)
Cash and cash equivalents, beginning of period	13,504	34,944

Cash and cash equivalents, end of period	$8,734	$25,591

See notes to unaudited condensed consolidated financial statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Six Months Ended June 30, 2002 and 2001
(Unaudited)
(In thousands, except share and per share data)

1.     Basis of Presentation

            The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

            The condensed consolidated financial statements include the accounts of Regeneration Technologies, Inc. and its wholly owned subsidiaries, Georgia Tissue Bank (“GTB”), Alabama Tissue Center (“ATC”), Biological Recovery Group (“BRG”) and RTI Devices, Inc. (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

            Certain amounts in the consolidated financial statements for the three months and the six months ending June 30, 2001, as previously reported, have been reclassified to conform to the 2002 presentation.

2.     Goodwill and Other Intangible Assets

            In June 2001, Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets , was approved by the Financial Accounting Standards Board (“FASB”). SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets, including those recorded in past business combinations, will cease upon adoption of this statement. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 142 on January 1, 2002. The amortization of goodwill is no longer reflected in the Company’s consolidated financial position or results of operations.

            During the current quarter management completed the transitional impairment test and based on market capitalization of the Company, no impairment was noted.

            In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Reported net (loss) income	$(13,287)	$17	$(14,663)	$1,060
Add: Goodwill amortization net of income tax	$—	$64	$—	$102

Adjusted net (loss) income	$(13,287)	$81	$(14,663)	$1,162

Net (loss) income per common share - basic
Reported net (loss) income	$(0.61)	$0.00	$(0.67)	$0.05
Goodwill amortization, net of income tax	—	—	—	—

Adjusted net (loss) income	$(0.61)	$0.00	$(0.67)	$0.05

Net (loss) income per common share - diluted
Reported net (loss) income	$(0.61)	$0.00	$(0.67)	$0.05
Goodwill amortization, net of income tax	—	—	—	—

Adjusted net (loss) income	$(0.61)	$0.00	$(0.67)	$0.05

            During the current quarter management determined approximately $418 of pending patents would not be pursued for development by the Company and were written-off during the period.

3.     Business Operations and Liquidity

            As described in Notes 10, 11 and 12, the Company was not in compliance at December 31, 2001 with certain covenants including financial ratio covenants contained in its line of credit agreement, the construction loan agreement and the term loan agreement with Bank of America, N.A. (the “Bank”). In February 2002, the Bank notified the Company that it could no longer borrow funds under the line of credit facility and that the Bank has no obligation to make further advances under the construction loan agreement. Effective April 8, 2002, the Company and the Bank entered into a Forbearance Agreement (see Note 10) under which the Bank cancelled the line of credit facility. In addition, the Bank waived compliance with the loan covenants in all of the agreements through September 30, 2002, at which date the outstanding principal and interest under the construction loan and the term loan, which as of June 30, 2002 was $15,275 will be due and payable.

            The Company is pursuing alternative sources of financing and intends to refinance its indebtedness with the Bank. We have received financing proposals from two financial institutions to refinance the indebtedness to the Bank and are in the process of evaluating the merits of each proposal.

            If the Company is unable to refinance its indebtedness prior to September 30, 2002, the Company intends to repay a portion of the loans through funds generated from an intended sale or lease of the two buildings and land which serve as a portion of the collateral on the Company’s term loan (see Note 12), through funds available from operations and working capital or through funds generated from the issuance of its equity securities. The Company has signed an engagement letter with Bank of America Securities to assist it in raising equity financing if necessary to meet its liquidity needs.

            In April 2002, we began a comprehensive restructuring plan (see Note 13) intended to reduce our expenses by streamlining our portfolio of products and moving to demand based processing, consolidating our operations and reducing staffing levels.

            We are in the process of finalizing a new agreement with Medtronic Sofamor Danek containing terms that are more favorable to the Company than the current terms and which should improve our liquidity position. The new terms are scheduled to be effective as of June 30, 2002.

            There can be no assurance that the Company will be successful in raising appropriate debt or equity financing. If a refinancing cannot be arranged, the Company is not otherwise able to repay the indebtedness or cannot obtain an extension of its Forbearance Agreement with the Bank, it would be in default of its obligation and the Bank could foreclose on the collateral securing the indebtedness which could have a material and adverse effect on the Company’s ability to operate its business.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.     Product Inventories

            Product inventories by stage of completion are as follows:

	June 30, 2002	December 31, 2001

Unprocessed donor tissue	$4,749	$4,867
Tissue in process	15,324	13,117
Implantable donor tissue	9,018	10,067
Non-tissue inventory for resale	37	99

	$29,128	$28,150

            During the six month period ending June 30, 2002 the Company increased inventory reserves by $1,865 relating to potential obsolescence of $1,005 and provisions for lower of cost or market valuation adjustments of $860.

5.     Derivatives

            Derivative financial instruments are utilized by the Company in the management of its interest rate exposures. The Company does not use derivative financial instruments for trading or speculative purposes. The Company designates its interest rate swap agreements as hedges of the underlying debt. Gains and losses from changes in derivative fair values are deferred until the underlying transaction occurs. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in the income statement.

            The following table summarizes the notional transaction amounts and fair values for outstanding derivatives at June 30, 2002 and December 31, 2001.

	June 30, 2002		December 31, 2001

	Notional Amount	Fair Value	Notional Amount	Fair Value	Maturity

Interest rate swaps	$18,437	$(1,342)	$18,567	$(763)	2005-2007

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

            In April 2002, the Company entered into a Forbearance Agreement (see Note 10) with the Bank. This event caused the interest rate swaps to no longer qualify as effective hedges since 1) the Company must now repay these loans by September 30, 2002 and refinancing of the debt and related future cash flows are not certain; 2) interest payments through September 30, 2002, which previously were expected to be based on LIBOR are now based on the prime rate and therefore are not perfectly hedged against; and 3) because the Bank determined not to provide additional funding on the construction loan (see Note 11).

            The change in fair value for the three month period ending June 30, 2002 was ($655) and was charged to income since the swaps no longer qualified for hedge accounting. Also, during the period, $199 of accumulated other comprehensive loss was recognized as a charge to income due to the amortization of the balance of the accumulated other comprehensive loss at March 31, 2002 over the period covered by the Forbearance Agreement.

            The change in fair value for the six months period ending June 30, 2002 was ($579) of which $76 of unrealized gain was recognized ($44 net of taxes) as other comprehensive income and ($655) was charged against income as discussed above. Also, during the period $199 of accumulated other comprehensive loss was recognized as a charge to income due to the amortization of the balance of the accumulated other comprehensive loss over the period covered by the Forbearance Agreement.

6.     Earnings Per Share

            A reconciliation of the weighted average number of shares of common stock used in calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Basic shares	21,940,540	21,721,435	21,953,306	21,665,357
Effect of dilutive securities:
Stock options	—	1,128,986	—	1,126,468

Diluted shares	21,940,540	22,850,421	21,953,306	22,791,825

            Options to purchase approximately 3,952,991 shares of common stock at prices ranging from $1.30 to $14.95 per share were outstanding as of June 30, 2002 but were not included in the computation of diluted EPS for the three months and the six months ended June 30, 2002 because SFAS No. 128 Earnings Per Share , prohibits adjusting the denominator of diluted EPS for additional potential common shares when a loss from continuing operations is reported.

7.     Income Taxes

            The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes . Under SFAS No. 109, the asset and liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the current tax rates and laws.

            For the quarter ending June 30, 2002 the Company recorded approximately $3,000 in income tax receivables related to the federal tax carryback effect of the current period loss. The Company did not recognize a deferred income tax asset as a result of its loss in the current period. Management does not believe it is prudent at this time to recognize additional deferred tax benefits above amounts previously recognized in the balance sheet based on the probability criteria promulgated in SFAS No. 109.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.     Supplemental Cash Flow Information

            Selected cash payments, receipts, and noncash activities are as follows:

	Six Months Ended June 30,

	2002	2001

Income taxes (received) paid during the period	$(2,244)	$4,682
Interest paid during the period	$833	$265
Noncash capital lease obligations	$4,556	$173
Noncash insurance financing	$864	$583
Issuance of stock options	$48	$—

9.     Segment Data

            The Company processes human tissue received from various tissue recovery agencies and distributes the tissue through various channels. This one line of business represents 100% of consolidated fees from tissue distribution and is comprised of three primary product lines: spinal allografts, other precision tooled allografts and other processed tissue. The following table presents fees from tissue distribution by each of the Company’s three primary product lines:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Fees from tissue distribution:
Spinal allografts	$20,039	$28,983	$42,631	$58,737
Other precision tooled allografts	4,990	4,969	9,414	8,587
Other processed tissue	3,286	3,088	7,434	6,921

Total	$28,315	$37,040	$59,479	$74,245

10.     Line of Credit

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

            The line of credit agreement contained various restrictive covenants, which limited among other things, the Company’s ability to incur indebtedness, make loans, make acquisitions, pay dividends and make stock purchases. In addition, the Company was required to satisfy certain financial ratios, including a debt service coverage ratio greater than or equal to 1.35 to 1.00, and funded debt to earnings before interest, taxes, depreciation and amortization ratio of not greater than 3.00 to 1.00. The Company was not in compliance at December 31, 2001 with certain covenants and financial ratios contained in the line of credit facility. In February 2002 the Bank notified the Company that the Company’s right to borrow under the line of credit facility was terminated. The Bank waived compliance with restrictive covenants through September 30, 2002 subject to certain conditions set forth in a Forbearance Agreement dated April 8, 2002 (the “Forbearance Agreement”). Under the Forbearance Agreement, the Bank cancelled the line of credit facility. In accordance with the Forbearance Agreement, all outstanding principal and interest under the Company’s loans from the Bank will be due and payable on September 30, 2002 and the Company’s assets pledged as security under the line of credit and the term loan agreement (see Note 12) have been cross-collateralized to secure the Company’s construction loan (See Note 11).

11.     Construction Loan

            On April 2, 2001, the Company entered into a $16,000 long-term construction loan agreement with the Bank for the construction of new manufacturing and administrative buildings. Under the construction loan agreement, monthly interest only payments, at a rate of LIBOR plus 2.0%, were due through April 2002. The agreement

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided for monthly principal payments (ranging from $30 to $40) plus interest due beginning in May 2002 through March 2007, at which time the outstanding principal and accrued and unpaid interest would be payable in full. Under the original loan, the applicable margin in excess of LIBOR would vary from 1.5% to 2.5% based on the level of the debt ratio.

            The construction loan is collateralized by the land and buildings, as well as fixtures, leases and rents. The construction loan agreement contains various restrictive covenants which limit, among other things, mergers, liens, indebtedness and dispositions. In addition, the Company must satisfy certain financial ratios, including a debt service coverage ratio greater than or equal to 1.35 to 1.00, and funded debt to earnings before interest, taxes, depreciation and amortization ratio of not greater than 3.00 to 1.00. As of December 31, 2001, the Company was not in compliance with certain of these covenants. Accordingly, in February 2002 the Bank notified the Company that the Bank had no obligation to make further advances under the construction loan agreement. Under the Forbearance Agreement (see Note 10), effective April 8, 2002, the Bank waived compliance with restrictive covenants through September 30, 2002, at which time, all outstanding principal and interest under the Company’s loans from the Bank will be due and payable. Effective April 8, 2002, the interest rate on the construction loan agreement was fixed at prime plus 0.5%, which increased to prime plus 2% as of July 31, 2002. In accordance with the Forbearance Agreement, the Company’s assets pledged as security under the line of credit (see Note 10) and the term loan (see Note 12) have been cross-collateralized to secure the construction loan. The balance of the construction loan at June 30, 2002 is $12,790.

            The Company entered into an interest rate swap agreement with a commercial bank which was intended to fix the interest rate at 7.49% per year if the Company’s debt ratio were maintained from April 2002 through March 2007 (see Note 5).

            Because the amount payable on the construction loan is payable within twelve months, it has been classified as current liability as of December 31, 2001 and June 30, 2002. The Company is currently funding construction through its cash reserves and actively seeking alternative refinancing options for this debt.

12.     Long-term Debt

            Long-term debt is as follows:

	June 30, 2002	December 31, 2001

Mortgage payable	$2,485	$2,555
Capital leases	5,222	1,346

Total	7,707	3,901
Less current portion	4,707	3,243

Long-term portion	$3,000	$658

            The Company’s term loan, classified as a mortgage payable, was entered into with the Bank on March 30, 2000 and is collateralized by two buildings which are currently occupied by the Company, 6.19 acres of land on which those buildings are situated, 20.82 additional acres on which construction of new facilities is being completed, and rents, as defined. Interest on the term loan originally was 30 day LIBOR plus 1.5%.

            The term loan contains various restrictive covenants, which limit among other things, the Company’s ability to enter into leases, incur indebtedness, make loans, and make acquisitions. In addition, the Company must satisfy certain financial ratios, including a fixed charge ratio of greater than or equal to 1.25 to 1.00, and funded debt to earnings before interest, taxes, depreciation and amortization ratio of not greater than 4.00 to 1.00. As of December 31, 2001, the Company was not in compliance with certain of these covenants. Under the Forbearance Agreement (see Note 10), effective April 8, 2002, the Bank waived compliance with these covenants through September 30, 2002, at which time all outstanding principal and interest under the Company’s loans from the Bank will be due and payable. Effective April 8, 2002, the interest rate on the term loan was fixed as prime plus 0.5%, which increased to prime plus 2% as of July 31, 2002. In accordance with the Forbearance Agreement, the Company’s assets pledged as

REGENERATION TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

security under the line of credit (see Note 10) and the construction loan (see Note 11) have been cross-collateralized to secure the term loan.

            The Company entered into a swap agreement (see Note 5) with a commercial bank which was intended to fix the interest rate at 8.35% until the 30-day LIBOR were determined to be greater than or equal to 8%, at which time the interest rate would revert to the 30-day LIBOR plus 1.5%.

            Because the amount payable on the term loan is now payable within twelve months, it has been classified as current liability as of June 30, 2002 and December 31, 2001. Management is currently evaluating financial alternatives for the term loan (See Note 3). The balance of the term loan at June 30, 2002 is $2,485.

            The capital leases, which have interest rates ranging from 5.83% to 20.65%, are collateralized by the related equipment, and are due from 2001 through 2006. During the six months ended June 30, 2002, the Company acquired equipment under capital leases which was capitalized at the equipment value of $4,556.

13.     Restructuring

            The Company’s formal restructuring plan announced on April 24, 2002 has resulted in the recognition of $1,229 in restructuring charges during the three months ended June 30, 2002, including charges for severance benefits, costs of closing its Atlanta and Birmingham processing facilities and consulting expenses relating to development of the restructuring plan. The following table presents restructuring charges during the three months ended June 30, 2002:

	Accruals	Non-Cash Charges	Total Charges

Employee separation benefits	$710	—	$710
Lease obligations	80	—	80
Consulting	200	—	200
Fixed asset write-offs	—	69	69
Facility closures	170	—	170

	1,160	$69	$1,229
Cash payments	534

Balance at June 30, 2002	$626

            In the three months ended March 31, 2002 the Company paid consulting fees of $462 relating to development of the restructuring plan.

14.     Litigation Settlement

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

            The dispute related to the scope of rights transferred under the license agreement. The Company maintained that the scope of rights the Company transferred to Exactech was narrow, while Exactech asserted that it had broader rights. Specifically, Exactech contended that under the agreement, it has the right to distribute eight specific forms of moldable bone paste being distributed by us and any other shapes and sizes of bone paste for use outside of the spine. Upon the Company’s motion, the arbitration panel bifurcated the proceeding and focused on the scope of Exactech’s rights under the license agreement in the initial phase of the arbitration. On December 21, 2001, the panel ruled that the Company had the right to distribute the two most widely distributed bone paste products, but not

REGENERATION TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to distribute the other six forms of moldable bone paste (which contain cortical cancellous chips) for non-spinal applications. The panel ruled in the Company’s favor on the other claims of breach asserted by Exactech.

            In June 2002, the Company and Exactech reached an agreement in settlement of the arbitration. Significant terms of the settlement include the following:

1)	The payment by the Company to Exactech of $1,500 payable in quarterly cash installments of $250 beginning September 30, 2002 and continuing through September 30, 2003 or until bank financing becomes available to the Company which would permit full payment of the remaining installments.

2)	Exactech will be the exclusive distributor for the Company of produced moldable and flowable paste products for use in non-spinal musculoskeletal system procedures subject to certain limitations with respect to oral maxillofacial products.

3)	RTI will pay Exactech a royalty on the distribution of moldable paste products for use in spinal procedures.

            In connection with the settlement, the Company has recognized a charge of $2,000 representing damages and legal fees relating to the dispute.

15.     Asset Abandonments

            The Company has recognized $3,118 for loss on asset abandonments during the three months ended June 30, 2002. The assets consisted of capitalized patent expense of $418, which management determined on May 27, 2002 had no future value, abandoned processing equipment of $165 which management determined on April 26, 2002, and an abandoned software project of $2,535 which management determined on April 24, 2002.

16.     Contingencies

       Osteotech Litigation

            On February 25, 1999, the Company, SETA and Medtronic Sofamor Danek (“MSD”), a subsidiary of Medtronic, Inc. (“Medtronic”) brought suit in U.S. District Court for the Northern District of Florida against Osteotech, Inc. (“Osteotech”). The initial complaint alleged that Osteotech was infringing two patents for Diaphysical Cortical Bone Dowels. On October 6, 2000, the court allowed the plaintiffs to amend the complaint to add an additional count that Osteotech also is infringing a third, recently-issued patent for the Diaphysical Cortical Bone Dowels. SETA licenses these patents to the Company on an exclusive basis and the Company then sublicenses these patents to MSD. Plaintiffs are seeking injunctive relief against Osteotech, preventing it from continuing to distribute products that infringe any of the three patents. Plaintiffs were seeking monetary damages in an amount based on the profit they believe they would have made if the patents never were infringed by Osteotech. All legal expenses in this action were being paid by MSD.

            On April 30, 2002, Osteotech announced that it had settled a separate lawsuit with MSD relating to alleged patent infringements by Osteotech’s Threaded Cortical Bone Dowel. The Company was not a party to this suit. Osteotech agreed to pay Medtronic $1,900 and to cease processing, marketing, distribution, advertising and promotion of the dowel by January 31, 2003.

            On June 25, 2002, the Company and SETA announced it agreed to a settlement in the patent lawsuit it filed against Osteotech. In the settlement, Osteotech agreed that by no later than January 31, 2003 it would cease processing, marketing and distributing its bio-d Threaded Cortical Bone Dowel product and that it will not replace the bio-d product with any other similar products which infringe on Company’s patents.

       Shareholder Actions

            On February 1, 2002, the Company announced, among other things, that it was delaying the release of its financial results for the fourth quarter of 2001 and the year then ended while management completed its evaluation

REGENERATION TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of certain inventory issues it had identified in the process of preparing the Company’s annual consolidated financial statements. Following this announcement, the Nasdaq Stock Market suspended trading in the Company’s common stock pending release of the Company’s financial results and its receipt of certain requested information. After providing the NASDAQ Stock Market with the information it requested and releasing its financial results for 2001 to the public on February 19, 2002, trading in the common stock was allowed to resume the following day. The Company also was advised by the staff of the Securities and Exchange Commission (the “SEC”) on February 1, 2002 that it was opening an informal inquiry with respect to these matters. The Company has cooperated with the staff in connection with this inquiry and has had no contact from the SEC since February 2002. Also following this announcement, on February 4, 2002, a securities class action lawsuit entitled Michael Keskinen v. Regeneration Technologies, Inc. et al., No. 1:02-CV9 MMP-WW was filed in the United States District Court, Northern District of Florida Gainesville Division, against the Company and certain of its current and former officers and directors. Since the Keskinen lawsuit was filed, a number of additional securities class action lawsuits were filed in the U.S. District Court for the Northern District of Florida based upon the same alleged facts. All of the class action suits that were served upon the Company have now been voluntarily dismissed by the plaintiffs without prejudice. The Company understands that other similar lawsuits were filed that were not served upon the Company. The Company understands that all but one of these unserved lawsuits have been dismissed by the plaintiffs. No provision has been made in the accompanying condensed consolidated financial statements for losses, if any, that may result from the outcome of the remaining case.

       Other Litigation

            The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that no claims were outstanding as of June 30, 2002, or as of the date of this report, which will have a material adverse impact on its financial position or results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

       Three Months Ended June 30, 2002 Compared With Three Months Ended June 30, 2001

             Total Revenues . Our total revenues decreased by $9.0 million, or 23.9%, to $28.7 million for the three months ended June 30, 2002 from $37.7 million for the three months ended June 30, 2001.

            Fees from tissue distribution decreased by $8.7 million, or 23.6%, to $28.3 million for the three months ended June 30, 2002 from $37.0 million for the three months ended June 30, 2001. The decrease in fees from tissue distribution was due primarily to a decrease of $8.9 million in revenues from the distribution of our spinal allografts. This decrease was due to a temporary shortage in inventory of certain allografts which are most often requested for spinal surgeries. This shortage was caused by the realignment of our processing to a demand-based approach in which we focus on the production of the types of tissue most often requested by our customers. Other revenues from core operations, which consist primarily of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees decreased by $273,000, or 44.2%, to $345,000 for the three months ended June 30, 2002 from $618,000 for the three months ended June 30, 2001.

             Management Services Fees . Management services fees, which consist of amounts paid to Medtronic Sofamor Danek, or MSD, for the management services it provides to assist in the distribution of our allografts, decreased by $6.5 million, or 31.4%, to $14.3 million for the three months ended June 30, 2002 from $20.8 million for the three months ended June 30, 2001. This decrease was due to the decrease in the portion of our revenues on which management fees are payable to MSD which includes revenues from the distribution of spinal allografts and bone paste products used in spinal applications. As a percentage of total revenue, management services fees decreased from 55.1% to 49.7% since the portion of our revenues on which we pay a management services fee to MSD comprised a smaller percentage of our total revenues during the 2002 period.

             Net Revenues . Our net revenues decreased by $2.5 million, or 14.7%, to $14.4 million for the three months ended June 30, 2002 from $16.9 million for the three months ended June 30, 2001. As a percentage of total revenues, our net revenues increased from 44.9% for the three months ended June 30, 2001 to 50.3% for the three months ended June 30, 2002, due to the management services fee being a smaller percentage of our total revenues during the 2002 period.

             Costs of Processing and Distribution . Costs of processing and distribution increased by $2.7 million, or 27.7%, to $12.3 million for the three months ended June 30, 2002 from $9.6 million for the three months ended June 30, 2001. As a percentage of net revenues, these costs increased from 57.1% for the three months ended June 30, 2001 to 85.5% for the three months ended June 30, 2002. This increase was attributable to operating inefficiencies and higher donor recovery cost which increased the cost of production, and an increase to our inventory reserves of $787,000 during the three months ended June 30, 2002 compared to increasing inventory reserves $179,000 for the three months ended June 30, 2001.

             Marketing, General and Administrative Expenses . Marketing, general and administrative expenses increased by $3.0 million, or 40.4%, to $10.4 million for the three months ended June 30, 2002 from $7.4 million for the three months ended June 30, 2001. This increase was due primarily to an increase in legal expense of $1.5 million, an increase in payroll related expense of $600,000 primarily as a result of severance payments and other termination costs relating to a reduction in employment force, and an increase in distributor commissions of $400,000 primarily as a result of distributor incentive payments on bone paste products. As a percentage of net revenues, these expenses increased from 43.9% for the three months ended June 30, 2001 to 72.2% for the three months ended June 30, 2002.

             Research and Development Expenses . Research and development expenses decreased by $127,000, or 20.9%, to $482,000 for the three months ended June 30, 2002 from $609,000 for the three months ended June 30, 2001. This decrease was due primarily to decreases in payroll expense, as well as expenses for consulting and outside services. We expense all research and development costs as incurred. As a percentage of net revenues, research and development expenses decreased from 3.6% for the three months ended June 30, 2001 to 3.3% for the three months ended June 30, 2002.

             Litigation Settlement . In June 2002, we reached an agreement in settlement of a dispute with one of our distributors under which we will be required to, among other things, pay $1.5 million in quarterly cash installments of $250,000 beginning September 30, 2002. We recognized a charge of $2.0 million during the three months ended June 30, 2002 for the settlement and related expenses of this dispute.

             Asset abandonment . Loss on asset abandonment was $3.1 million for the three months ended June 30, 2002. The assets consisted of capitalized patent expense of $418,000, which had no future value, abandoned processing equipment of $165,000 and an abandoned software project of $2.5 million.

             Restructuring Expenses . Restructuring expenses consisting of charges for severance benefits, costs of closing our Atlanta and Birmingham facilities and consulting expenses relating to our development of the restructuring plan initiated in April 2002 were $1.2 million for the three months ended June 30, 2002. We are continuing to execute this restructuring plan which is intended to reduce expenses in future periods.

             Other Expense and Income-Net . Net other expense and income increased by $1.5 million to $1.1 million net other expense for the three months ended June 30, 2002 compared to $339,000 net other income for the three months ended June 30, 2001. This increase was due primarily to net interest expense of $358,000 and a loss on derivative position of $795,000 for the ineffective portion of our interest rate swap agreements. Interest income decreased by $325,000 due to less funds available for investment in interest-bearing accounts during the three months ended June 30, 2002. We capitalized $228,000 of interest expense to construction in process for the three months ended June 30, 2002.

             Income Taxes . Income tax benefit for the three months ended June 30, 2002 was $3.0 million, compared to $456,000 for the three months ended June 30, 2001. We recognized an income tax benefit due to our net loss during the three months ended June 30, 2002 and to our ability to carryback those losses and apply them against taxes paid in prior periods.

       Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

             Total Revenues . Our total revenues decreased by $15.2 million, or 20.1%, to $60.1 million for the six months ended June 30, 2002 from $75.3 million for the six months ended June 30, 2001.

            Fees from tissue distribution decreased by $14.7 million, or 19.9%, to $59.5 million for the six months ended June 30, 2002 from $74.2 million for the six months ended June 30, 2001. The decrease in fees from tissue distribution was due primarily to a decrease of $16.1 million in revenues from the distribution of our spinal allografts. This decrease was due to a temporary shortage in inventory of certain allografts which are most often requested for spinal surgeries. This shortage was caused by the realignment of our processing to a demand-based approach in which we focus on the production of the types of tissue most often requested by our customers. This decrease was partially offset by an increase in revenues from distribution of other precision tooled allografts of $827,000, which consisted primarily of an increase in bone paste distribution for uses outside of the spine; and from distribution of other processed tissue of $513,000, which consisted primarily of an increase in Cardiovascular tissue distribution. Other revenues from core operations, which consist primarily of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, decreased by $404,000, or 38.1%, to $657,000 for the six months ended June 30, 2002 from $1.1 million for the six months ended June 30, 2001.

             Management Services Fees . Management services fees, which consist of amounts paid to Medtronic Sofamor Danek, or MSD, for the management services it provides to assist in the distribution of our allografts, decreased by $10.7 million, or 26.0%, to $30.5 million for the six months ended June 30, 2002 from $41.2 million for the six months ended June 30, 2001. This decrease was due to the decrease in the portion of our revenues on which management fees are payable to MSD which includes revenues from the distribution of spinal allografts and bone paste products used in spinal applications. As a percentage of total revenue, management service fees decreased from 54.8% to 50.7%, since the portion of our revenues on which we pay a management service fee to MSD comprised a smaller percentage of our total revenues during the 2002 period.

             Net Revenues . Our net revenues decreased by $4.4 million, or 13.0%, to $29.6 million for the six months ended June 30, 2002 from $34.0 million for the six months ended June 30, 2001. As a percentage of total revenues, our net revenues increased from 45.2% for the six months ended June 30, 2001 to 49.3% for the six months ended June 30, 2002, due to the management service fees being a smaller percentage of our total revenues during the six months ended June 30, 2002.

             Costs of Processing and Distribution . Costs of processing and distribution increased by $2.8 million, or 15.3%, to $21.5 million for the six months ended June 30, 2002 from $18.7 million for the six months ended June 30, 2001. As a percentage of net revenues, these costs increased from 54.8% for the six months ended June 30, 2001 to 72.6% for the six months ended June 30, 2002. This increase was attributable to operating inefficiencies and higher donor recovery cost which increased the cost of production, and increasing inventory reserves totaling $1.9 million during the six months ended June 30, 2002 compared to increasing inventory reserves $150,000 for the six months ended June 30, 2001.

             Marketing, General and Administrative Expenses . Marketing, general and administrative expenses increased by $3.6 million, or 25.8%, to $17.5 million for the six months ended June 30, 2002 from $13.9 million for the six months ended June 30, 2001. This increase was due primarily to an increase in payroll related expense of $1.2 million primarily as a result of severance payments and other termination costs relating to a reduction in employment force, increase in legal expense of $1.7 million and increase in distributor commissions of $300,000 primarily as a result of distributor incentive payments on bone paste products.

             Research and Development Expenses . Research and development expenses decreased by $232,000, or 17.6%, to $1.1 million for the six months ended June 30, 2002 from $1.3 million for the six months ended June 30, 2001. This decrease was due primarily to decreases in payroll expense, as well as expenses for consulting and outside services. We expense all research and development costs as incurred. As a percentage of net revenues, research and development expenses decreased from 3.9% for the six months ended June 30, 2001 to 3.7% for the six months ended June 30, 2002.

             Litigation Settlement . In June 2002, we reached an agreement in settlement of a dispute with one of our distributors under which we will be required to, among other things, pay $1.5 million in quarterly cash installments of $250,000 beginning September 30, 2002. We recognized a charge of $2.0 million during the six months ended June 30, 2002 for the settlement and related expenses of this dispute.

             Asset abandonment . Loss on asset abandonment was $3.1 million for the six months ended June 30, 2002. The assets consisted of capitalized patent expense of $418,000, which had no future value, abandoned processing equipment of $165,000 and an abandoned software project of $2.5 million.

             Restructuring Expenses . Restructuring expenses consisting of charges for severance benefits, costs of closing our Atlanta and Birmingham facilities and consulting expenses relating to our restructuring plan were $1.7 million for the six months ended June 30, 2002. Management is currently in the process of implementing this restructuring plan which is intended to reduce expenses in future periods.

             Other Expense and Income-Net . Net other expense and income increased by $1.9 million to $1.1 million net other expense for the six months ended June 30, 2002 compared to $817,000 net other income for the six months ended June 30, 2001. This increase was due primarily to net interest expense of $275,000 and a loss on derivative position of $795,000 for the ineffective portion of our interest rate swap agreements. Interest income decreased by $816,000 due to less funds available for investment in interest-bearing accounts during the six months ended June 30, 2002. We capitalized $451,000 of interest expense to construction in process for the six months ended June 30, 2002.

             Income Taxes . Income tax benefit for the six months ended June 30, 2002 was $3.7 million, compared to $76,000 for the six months ended June 30, 2001. We recognized an income tax benefit due to our net loss during the six months ended June 30, 2002 and to our ability to carryback those losses and apply them against taxes paid in prior periods.

Liquidity and Capital Resources

            Our net cash provided by operating activities was $6.1 million for the six months ended June 30, 2002 compared to net cash used in operating activities of $2.8 million for the six months ended June 30, 2001, an increase of $8.9 million. During the six months ended June 30, 2002, primary uses of cash were a net loss of $14.7 million; an increase of product and supply inventories of $2.8 million and an increase in other assets of $2.2 million, which primarily consisted of a $1.6 million deposit required by our leasing company as additional security under our capital lease. During the six months ended June 30, 2002, cash was provided by an increase in our accounts payable of $12.6 million, a decrease in accounts receivable of $4.1 million, an increase in accrued expenses of $0.8 million and litigation settlement of $2.0 million. The increase in accounts payable was primarily attributable to an increase of $11.0 million in management fees payable to MSD to a total of $29.9 million at June 30, 2002 of which approximately $15.0 million relate to accounts receivable from which management fees will be paid when full payment is made by the customer. Significant non-cash sources for the six months ended June 30, 2002 included a loss on asset abandonment of $2.7 million, depreciation and amortization of $1.5 million, a loss on derivatives of $795,000, and a write-off of patents and trademarks of $418,000.

            Our net cash used in investing activities for the six months ended June 30, 2002 was $10.3 million, including cash used for the construction of our new facility of $9.3 million. Our net cash used in investing activities for the six months ended June 30, 2001 was $7.6 million, including cash used for construction of new facility of $6.0 million.

            Net cash used in financing activities for the six months ended June 30, 2002 was $615,000, including $751,000 used for payment on capital lease and note obligations, offset in part by $136,000 provided by the exercise of stock options. During the six months ended June 30, 2001, cash provided by financing activities was $1.1 million, including $1.8 million advanced pursuant to our construction loan and $245,000 provided by the exercise of stock options, offset in part by $947,000 used for payment on capital lease and note obligations.

            We currently have $12.8 million outstanding under a construction loan facility and $2.5 million outstanding under a term loan facility with Bank of America. We were advised by Bank of America in February 2002 that we did not meet certain financial ratio covenants required to be met under these facilities, as well as under a then-available $10.0 million revolving line of credit facility. The bank further advised us that we would not be permitted to borrow new funds under any of these facilities. On April 8, 2002, we entered into a Forbearance Agreement with the bank that terminated our line of credit facility, and waived compliance with the loan covenants under each of the facilities, including the financial ratio covenants, through September 30, 2002. At that time, the outstanding principal and interest, presently $15.3 million, under the construction loan and the term loan, will be due and payable. Also effective April 8, 2002, the interest rate on each of these loans was fixed at the bank’s prime rate plus 0.5%, which increased to prime plus 2.0% as of July 31, 2002.

            We have revised our previously reported estimates of the total cost of constructing and equipping the new facilities from $31.0 million to $35.1 million due to an increase in the scope of the project, as well as design changes to specialized operating equipment which require facility modifications. Of the estimated cost, $30.8 million has been incurred to date. Of this amount, $12.6 million was obtained under a construction loan facility from Bank of America and $18.2 million was financed with a portion of the proceeds of our initial public offering. We intend to finance the remaining estimated cost of $4.3 million through a combination of additional bank financing, capital leases and funds from continuing operations. Since we are required to refinance our existing bank indebtedness of $15.3 million by September 30, 2002, we may find it more difficult to obtain or generate from operations the funds we need to complete this project. Any inability to do so could result in the interruption of our business plan and result in additional expense.

            The Company is pursuing alternative sources of financing and intends to refinance its indebtedness with Bank of America. We have received financing proposals from two financial institutions to refinance the indebtedness and are in the process of evaluating the merits of each proposal.

            If the Company is unable to refinance its indebtedness prior to September 30, 2002, the Company intends to repay a portion of the loans through funds generated from an intended sale or lease of the two buildings and land which serve as a portion of the collateral on the Company’s term loan, through funds available from operations and working capital or through funds generated from the issuance of its equity securities. The Company has signed an engagement letter with Bank of America Securities to assist it in raising equity financing if necessary to meet its liquidity needs.

            In April 2002, we began a comprehensive restructuring plan intended to reduce our expenses by streamlining our portfolio of products and moving to demand-based processing, consolidating our operations and reducing staffing levels. We also recently announced that we are in the process of finalizing a new license and distribution agreement with Medtronic Sofamor Danek, under which Medtronic will pay us initial license and transfer fees of 40% to 50% percent of our current average net distribution fees for specialty tissue allografts and bone paste for use in spinal surgery, a more favorable arrangement than under the existing agreements between the two companies. In addition, we intend to sell or lease two buildings which we currently occupy, comprising 45,000 square feet situated on 6.19 acres of land, thus reducing our debt and the amount of cash we will need to repay our indebtedness, as well as future interest and depreciation expense.

            As of June 30, 2002, we had $8.7 million of available cash and cash equivalents. As discussed above, we are pursuing opportunities to improve our liquidity. The costs of restructuring and special charges which we have recorded through the six months ended June 30, 2002 will require cash outlays totaling approximately $3.1 million through November 2002. We believe that long-term savings will be achieved and that working capital as of June 30, 2002 along with working capital we anticipate for the next 12 months will be adequate to fund our operations. However, there is no assurance that the Company will be able to arrange appropriate debt or equity financing and if a refinancing cannot be arranged, or if the Company is not otherwise able to repay the indebtedness or cannot obtain an extension of its Forbearance Agreement with the Bank, it would be in default of its obligation and the Bank could foreclose on the collateral securing the indebtedness which could have a material and adverse effect on the Company’s ability to operate its business. In addition, if we need to issue additional equity and/or debt securities to meet our liquidity needs, the terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings likely will contain restrictive covenants limiting our ability to do certain things, including paying dividends. Our ability to obtain financing depends upon the status of our future business prospects, as well as conditions prevailing in the capital markets.

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

            Our interest rate swap agreements involve the exchange of variable rate interest payments, based on the 30-day LIBOR for fixed rate interest payments, without exchanging the notional principal amount. Payments or receipts on the agreement are recorded as adjustments to interest expense.

            At June 30, 2002, we had an outstanding swap agreement maturing March 30, 2005, with a notional amount of $2.5 million. Under this agreement, we pay a fixed interest rate of 6.85% and receive the 30-day LIBOR rate from the Bank. The interest will remain fixed until the 30-day LIBOR is determined to be greater than or equal to 8%, at which time our interest rate will revert to contractual terms of 30 day LIBOR plus 1.5%. The counter party to this swap arrangement is a major financial institution. The fair value of this interest rate swap agreement represents the estimated receipt or payment that would be made to terminate the agreement. At June 30, 2002, we would have paid approximately $202,000 to terminate the agreement. An increase of 1.0% in the yield curve would not result in an increased penalty to us as LIBOR would still be less than 8% and our interest rate would continue at current levels.

            At June 30, 2002, we had an outstanding swap agreement maturing April 2, 2007, with a notional amount of $15.9 million. Under this agreement, we pay a fixed interest rate of 5.99% and receive the 30-day LIBOR rate from the Bank. The interest will remain fixed until the 30-day LIBOR is determined to be greater than or equal to 8%, at which time our interest rate will revert to contractual terms of 30 day LIBOR plus 1.5%. The counter party to this swap arrangement is a major financial institution. At June 30, 2002, we would have paid approximately $1.1 million to terminate this agreement. An increase of 1.0% in the yield curve would not result in an increased penalty to us as LIBOR would still be less than 8% and our interest rate would continue at current levels.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

            We refer you to Part I. Item 1, note 16 entitled “Contingencies.”

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

            From the effective date of the registration statement through June 30, 2002, the following table identifies the approximate amounts of the net proceeds paid directly or indirectly to others:

(in thousands)

Working capital	$9,265
Construction of a new manufacturing facility	18,000
Continued research and development	3,500
Expansion of tissue supply and distribution programs	3,500
Purchase of additional manufacturing automation equipment	2,800
Investment in Organ Recovery Systems, Inc.	5,250
Investment in interest bearing cash and cash equivalent funds	5,710

Total use of net proceeds	$48,025

Item 3.	Default upon Senior Securities

            Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

            On May 29, 2002, we held our Annual Meeting of Stockholders. The matters voted on at the meeting and the results of these votes are as follows:

1.	Election of the following directors terms as designated:

Name	Term	For	Withhold Authority
Brian K. Hutchison	2 years expiring 2004	19,587,232	15,737
Peter F. Gearen	3 years expiring 2005	19,319,434	283,535
Michael J. Odrich	3 years expiring 2005	19,319,474	283,495

            Our other directors, Philip R. Chapman and Anthony C. Phillips (whose terms expire in 2003) continued as directors following the annual meeting.

2.	Appointment of Deloitte & Touche LLP as our Independent Auditors for the fiscal year ending December 31, 2002:

For	Against	Abstain
19,573,696	26,628	2,645

Item 5.	Other Information

            Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

    (a)   Exhibits

10.39	Separation Agreement and Release between Regeneration Technologies, Inc. and Jamie M. Grooms, dated June 17, 2002.

99.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 Sarbanes-Oxley Act of 2002, dated August 14, 2002.

99.2	Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 Sarbanes-Oxley Act of 2002, dated August 14, 2002.

            (b)   Reports on Form 8-K

(1)	Report on Form 8-K, dated June 21, 2002, attaching a press release announcing that the Company has agreed to new terms with Medtronic Sofamor Danek (MSD) for an exclusive license and distribution agreement to supply human allograft tissue and bone paste for spine surgery.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERATION TECHNOLOGIES, INC. (Registrant)
By:	/s/ BRIAN K. HUTCHISON

Brian K. Hutchison President and Chief Executive Officer

	By:	/s/ THOMAS F. ROSE

Thomas F. Rose Chief Financial Officer
Date: August 14, 2002