Form 10-Q
period 2002-09-30
REGENERATION TECHNOLOGIES INC
filed 2002-11-15
CIK 1100441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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
Yes ☒ No ☐

Shares of common stock, $0.001 par value, outstanding on November 7, 2002: 22,246,650

REGENERATION TECHNOLOGIES, INC.
FORM 10-Q For the Quarter Ended September 30, 2002
Index

Signature Page	22

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2002	December 31, 2001

Assets
Current Assets:
Cash and cash equivalents	$4,337	$13,504
Accounts receivable - less allowance of $6,799 in 2002and $6,890 in 2001	18,088	21,695
Product inventories	29,571	28,150
Supply inventories	1,093	1,133
Prepaid expenses	1,122	462
Income taxes receivable	4,384	3,061
Deferred tax asset	1,726	5,416

Total current assets	60,321	73,421
Property, plant and equipment - net	47,976	36,122
Goodwill - net	2,613	2,613
Investment in Organ Recovery Systems Inc.	5,250	5,250
Deferred tax asset	4,819	—
Other assets - net	3,164	1,294

	$124,143	$118,700

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$34,151	$22,038
Accrued expenses	8,906	7,662
Construction loan	12,790	12,790
Term loan	2,462	2,555
Current portion of long-term debt	2,221	688

Total current liabilities	60,530	45,733
Long-term debt - less current portion	2,487	658
Deferred tax liabilities	—	27
Derivative liabilities	2,242	763
Deferred revenue	3,513	3,735

Total liabilities	68,772	50,916

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 22,363,582 and 22,058,695 shares issued, respectively; and 22,096,990 and 21,927,319 shares outstanding, respectively	22	22
Additional paid-in capital	72,906	72,166
Accumulated deficit	(16,668)	(2,228)
Accumulated other comprehensive loss	(149)	(443)
Deferred stock-based compensation	(726)	(1,719)
Less treasury stock, 133,296 and 131,376 shares, respectively	(14)	(14)

Total stockholders’ equity	55,371	67,784

	$124,143	$118,700

See notes to unaudited condensed consolidated financial statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenues from core operations:
Fees from tissue distribution	$32,188	$34,989	$91,668	$109,234
Other revenues from core operations	171	453	828	1,514

Total revenues	32,359	35,442	92,496	110,748
Management services fees	14,163	17,582	44,663	58,823

Net revenues	18,196	17,860	47,833	51,925
Costs of processing and distribution	9,785	9,241	31,307	27,905

Gross profit	8,411	8,619	16,526	24,020

Expenses:
Marketing, general and administrative	6,798	7,433	24,311	21,351
Research and development	418	627	1,503	1,943
Litigation settlement	—	—	2,000	—
Asset abandonments	(17)	—	3,101	—
Restructuring	(280)	—	1,411	—

Total expenses	6,919	8,060	32,326	23,294

Operating income (loss)	1,492	559	(15,800)	726

Other (expense) income:
Interest expense	(1,222)	—	(2,398)	(106)
Interest income	34	265	141	1,188

Total other (expense) income - net	(1,188)	265	(2,257)	1,082

Income (loss) before income tax (expense) benefit	304	824	(18,057)	1,808
Income tax (expense) benefit	(78)	(438)	3,620	(362)

Net income (loss)	226	386	(14,437)	1,446

Other comprehensive income (loss), net of tax -Unrealized derivative income (loss)	50	(579)	293	(580)

Comprehensive income (loss)	$276	$(193)	$(14,144)	$866

Net income (loss) per common share - basic	$0.01	$0.02	$(0.66)	$0.07

Net income (loss) per common share - diluted	$0.01	$0.02	$(0.66)	$0.06

Weighted average shares outstanding - basic	21,986,273	21,804,624	21,826,092	21,712,229

Weighted average shares outstanding - diluted	22,707,372	22,750,962	21,826,092	22,742,002

See notes to unaudited condensed consolidated financial statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net (loss) income	$(14,437)	$1,446
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,438	1,882
Bad debt expense	270	394
Inventory writedowns	2,265	358
Provision for product returns	231	458
Amortization of deferred revenue	(221)	(212)
Deferred income tax benefit	(1,139)	(16)
Deferred stock-based compensation and nonqualified option expense	1,418	716
Deferred revenue	—	350
Derivative loss	1,744	—
Litigation settlement	2,000	—
Loss on asset abandonment	2,683	—
Write-off of capitalized patent and trademark expenses	418	—
Changes in assets and liabilities-cash provided by (used in):
Accounts receivable	3,105	(4,866)
Product and supply inventories	(3,645)	(4,700)
Income tax receivable	(1,322)	—
Prepaid and other current assets	204	1,210
Other assets	(2,319)	(567)
Accounts payable	12,110	162
Accrued expenses	(1,620)	(1,756)

Net cash provided by (used in) operating activities	4,183	(5,141)

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,335)	(15,662)

Net cash used in investing activities	(12,335)	(15,662)

Cash flows from financing activities:
Stock issuance costs	—	(22)
Proceeds from exercise of stock options	315	380
Advances under construction loan	—	7,555
Payments on capital lease and note obligations	(1,330)	(1,240)
Amounts advanced to SETA	—	(139)

Net cash (used in) provided by financing activities	(1,015)	6,534

Net decrease in cash and cash equivalents	(9,167)	(14,269)
Cash and cash equivalents, beginning of period	13,504	34,944

Cash and cash equivalents, end of period	$4,337	$20,675

See notes to unaudited condensed consolidated financial statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Nine Months Ended September 30, 2002 and 2001
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

         The condensed consolidated financial statements include the accounts of Regeneration Technologies, Inc. and its wholly owned subsidiaries, Georgia Tissue Bank, Alabama Tissue Center, Biological Recovery Group and RTI Devices, Inc. (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

         Certain amounts in the condensed consolidated financial statements for the three months and the nine months ending September 30, 2001, as previously reported, have been reclassified to conform to the 2002 presentation.

2.      Goodwill and Other Intangible Assets

         In June 2001, Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, was approved by the Financial Accounting Standards Board (“FASB”). SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets, including those recorded in past business combinations, ceased upon adoption of this statement. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. Upon adoption, the Company performed the transitional impairment test and determined that no impairment of goodwill existed. The Company has one reporting unit, and therefore, utilized the fair value of its common shares for estimating the fair value of its reporting unit. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net income (loss)	$226	$386	$(14,437)	$1,446
Add: Goodwill amortization net of income tax	—	48	—	150

Pro forma net income (loss)	$226	$434	$(14,437)	$1,596

Net income (loss) per common share – basic
Reported net income (loss)	$0.01	$0.02	$(0.66)	$0.07
Goodwill amortization, net of income tax	—	—	—	0.01

Pro forma net income (loss)	$0.01	$0.02	$(0.66)	$0.08

Net income (loss) per common share – diluted
Reported net income (loss)	$0.01	$0.02	$(0.66)	$0.06
Goodwill amortization, net of income tax	—	—	—	0.01

Pro forma net income (loss)	$0.01	$0.02	$(0.66)	$0.07

         The carrying value of goodwill did not change for the three months ended September 30, 2002, which was $2,613.

         The following table reflects the components of other intangible assets:

	September 30, 2002		June 30, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Patents	$790	$113	$676	$98
Trademarks	79	5	74	4

Total	$869	$118	$750	$102

         Amortization expense for the three months ended September 30, 2002 and 2001 was $16 and $49, respectively. Management estimates amortization expense of $56 for the next five years.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.      Business Operations and Liquidity

          As of September 30, 2002, the Company had $4,337 of available cash and cash equivalents. As discussed below, the Company is pursuing various opportunities to improve its liquidity. The Company believes that long-term savings will provide adequate working capital. If the Company cannot refinance or otherwise repay its existing indebtedness or cannot obtain an additional extension of the Forbearance Agreement with the Bank, it would be in default of its obligation to the Bank. Any such default would permit the Bank to foreclose on the collateral securing the indebtedness which could have a material adverse effect on the Company’s ability to operate its business. The Company’s ability to obtain financing depends upon the status of its future business prospects, as well as conditions prevailing in the capital markets and there can be no assurance that such financing will be available on acceptable terms to the Company.

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the period ended September 30, 2002, the Company incurred net losses of $14,437 and, as of that date, the Company’s current liabilities exceeded its current assets by $209. These factors, along with the possibility of a default on the company’s debt as discussed below, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

          As described in Note 10, the Company was not in compliance at December 31, 2001 with certain covenants including financial ratio covenants contained in its line of credit agreement, construction loan agreement and term loan agreement with Bank of America, N.A. (the “Bank”). As a result, in February 2002, the Bank notified the Company that it could no longer borrow funds under the line of credit facility and that the Bank would have no obligation to make further advances under the construction loan agreement. On April 8, 2002, the Company and the Bank entered into a Forbearance Agreement under which the Bank cancelled the line of credit facility and required that all loans be repaid by September 30, 2002. On September 30, 2002, the Bank granted a 90-day extension of the Forbearance Agreement through December 31, 2002, at which time the outstanding principal and interest under the construction loan and the term loan will be due and payable, which as of September 30, 2002 totaled $15,252.

          The Company is pursuing alternative sources of financing and is seeking to refinance its indebtedness with the Bank. If the Company is unable to refinance its indebtedness prior to December 31, 2002 and it does not receive an additional extension of the Forbearance Agreement, the Company intends to repay a portion of the loans through funds generated by operations or through funds generated from the issuance of its equity securities. The Company has engaged Banc of America Securities to assist it in obtaining new mortgage loans to refinance the $15,252 in mortgage loans currently outstanding and/or to assist it in raising equity financing if necessary to meet its liquidity needs.

          In addition, in April 2002, the Company began a comprehensive restructuring plan (see Note 12) intended to reduce its expenses by streamlining its portfolio of products and moving to demand-based processing, consolidating its operations and reducing staffing levels. The costs of restructuring and special charges which the Company has recorded through the nine months ended September 30, 2002 total approximately $1,400.

          During the third quarter, the Company entered into new distribution and license agreements with Medtronic Sofamor Danek (MSD). The new agreement contains terms which are more favorable to the Company than under the previous arrangements, and could further improve the Company’s liquidity situation. However, at September 30, 2002, amounts payable to MSD for management fees totaled $29,600, of which, $12,300 related to amounts withheld by the Company. If such withheld amounts would have been paid in accordance with the original payment terms cash flows would have been negatively impacted. While under our new agreement with MSD we may be required to pay a portion of the remaining amount we owe to MSD by December 31, 2002, we continue to work with MSD to structure repayment terms that address the needs to the two companies. If we are not successful in doing so, however, our liquidity could be further strained.

          During the third quarter, the Company entered into new distribution and license agreements with Exactech. In accordance with the new agreement, the Company has agreed to pay to Exactech $1,500 payable in quarterly cash installments of $250 beginning September 30, 2002 and continuing through September 30, 2003.

          The Company received a signed letter of intent on October 15, 2002 to sell two buildings which it currently occupies, comprising 45,000 square feet situated on 6.19 acres of land, for a total of $3,400. The Company estimates the sale will be completed in early 2003 which, if completed, would provide funds to reduce indebtedness.

4.      Product Inventories

         Product inventories by stage of completion net of inventory writedowns of $8,030 and $5,765 as of September 30, 2002 and December 31, 2001 respectively, are as follows:

	September 30, 2002	December 31, 2001

Unprocessed donor tissue	$5,501	$4,867
Tissue in process	15,681	13,117
Implantable donor tissue	8,367	10,067
Non-tissue inventory for resale	22	99

	$29,571	$28,150

         During the nine month period ended September 30, 2002, the Company wrote-off inventories of $2,265 due to obsolescence of $1,405 and writedowns for lower of cost or market adjustments of $860.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.      Derivatives

         The Company has used derivative financial instruments in the management of its interest rate exposure. The Company does not use derivative financial instruments for trading or speculative purposes. The Company designates its interest rate swap agreements as hedges of the underlying debt. Gains and losses from changes in derivative fair values are deferred until the underlying transaction occurs. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in the Company’s operating income as interest expense.

         The following table summarizes the notional transaction amounts and fair values for outstanding derivatives at September 30, 2002 and December 31, 2001:

	September 30, 2002		December 31, 2001

	Notional Amount	Fair Value	Notional Amount	Fair Value	Maturity

Interest rate swaps	$18,312	($2,242)	$18,567	($763)	2005-2007

         In April 2002, the Company entered into a Forbearance Agreement (see Note 10) with the Bank. This event caused the interest rate swaps to no longer qualify as effective hedges under relevant accounting rules since 1) the Company must now repay these loans by December 31, 2002 and refinancing of the debt and related future cash flows are not certain; 2) interest payments through December 31, 2002, which previously were expected to be based on LIBOR, are now based on the prime rate and therefore are not perfectly hedged against; and 3) the Bank determined not to provide additional funding on the construction loan and therefore a portion of the hedge was no longer required.

         The change in fair value for the three-month period ended September 30, 2002 was ($900) and was charged to income, as part of interest expense, since the swaps no longer qualified as effective hedges under relevant accounting rules. Also, during the period, the Company recognized $50 of accumulated other comprehensive loss as a charge to income, as part of interest expense, due to the amortization of the balance of the accumulated other comprehensive loss at September 30, 2002 over the period covered by the extended Forbearance Agreement.

         The change in fair value for the nine-month period ended September 30, 2002 was ($1,479) of which $76, net of tax, of unrealized gain was recognized as other comprehensive income and ($1,555) was charged against income as discussed above. Also, during the period, $250 of accumulated other comprehensive loss was recognized as a charge to income, as part of interest expense, due to the amortization of the balance of the accumulated other comprehensive loss over the period covered by the extended Forbearance Agreement.

6.      Earnings Per Share

         A reconciliation of the weighted average number of shares of common stock used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Basic shares	21,986,273	21,804,624	21,826,092	21,712,229
Effect of dilutive stock options	721,099	946,338	—	1,029,773

Diluted shares	22,707,372	22,750,962	21,826,092	22,742,002

         Options to purchase approximately 3,723,773 shares of common stock at prices ranging from $1.30 to $14.95 per share were outstanding as of September 30, 2002. The effect of stock options were not included in the computation of diluted EPS for the nine months ended September 30, 2002 because the effect on the per share amounts would be antidilutive.

7.      Income Taxes

         The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the asset and liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the current tax rates and rules.

         At September 30, 2002, net deferred tax assets were approximately $6,545. Included in this amount is approximately $640 related to certain employee dispositions of common stock acquired by the exercise of incentive stock options. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance, at September 30, 2002, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.      Supplemental Cash Flow Information

         Selected cash payments, receipts, and noncash activities are as follows:

	Nine Months Ended September 30,

	2002	2001

Income taxes (received) paid during the period	$(2,244)	$4,740
Interest paid during the period	$1,426	$114
Noncash capital lease obligations	$4,708	$532
Noncash insurance financing	$864	$937
Issuance of stock options	$48	$—

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Fees from tissue distribution:
Spinal allografts	$24,784	$26,046	$67,415	$84,783
Other precision tooled allografts	$2,491	$3,605	$11,906	$12,192
Other processed tissue	$4,913	$5,338	$12,347	$12,259

Total	$32,188	$34,989	$91,668	$109,234

10.      Line of Credit, Construction Loan, and Term Loan Agreements

         The Company’s line of credit facility with the Bank, which was available to the Company through February 2002, permitted the Company to borrow on a revolving basis. This facility was secured by the Company’s accounts receivable, inventories, cash and cash equivalents, certain general intangibles (excluding copyrights, trademarks, trade names and service marks) and goodwill, revenues, income and receipts. The line of credit agreement contained various restrictive covenants, which limited among other things, the Company’s ability to incur indebtedness, make loans and acquisitions, pay dividends and make stock purchases.

         On April 2, 2001, the Company entered into a $16,000 long-term construction loan agreement with the Bank for the construction of new manufacturing and administrative buildings. Under the construction loan agreement, monthly interest only payments, at a rate of LIBOR plus 2.0%, were due through April 2002. The agreement provided for monthly principal payments (ranging from $30 to $40) plus interest due beginning in May 2002 through March 2007, at which time the outstanding principal and accrued and unpaid interest would be payable in full. Under the original loan, the applicable margin in excess of LIBOR would vary from 1.5% to 2.5% based on the level of the debt ratio. The construction loan is collateralized by the property financed with the loan including the land and buildings, as well as fixtures, leases and rents. The construction loan agreement contains various restrictive covenants which limit, among other things, mergers, liens, indebtedness and dispositions of assets. In addition, the Company must satisfy the same financial ratios as are included in the line of credit agreement.

         On March 27, 2001, the Company entered into an interest rate swap agreement with a commercial bank which was intended to fix the interest rate on the construction loan at 7.49% per year if the Company’s debt ratio were maintained from April 2002 through March 2007 (see Note 5).

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

         The Company also entered into a term loan with the Bank on March 30, 2000 which is collateralized by two buildings currently occupied by the Company, 6.19 acres of land on which those buildings are situated, 20.82 additional acres on which construction of new facilities is being completed, and rents, as defined. Interest on the term loan originally was 30-day LIBOR plus 1.5%. The term loan contains various restrictive covenants, which limit among other things, the Company’s ability to enter into leases, incur indebtedness, make loans, and make acquisitions.

         On March 30, 2001, the Company entered into a swap agreement (see Note 5) with a commercial bank which was intended to fix the interest rate on the term loan at 8.35% until the 30-day LIBOR were determined to be greater than or equal to 8%, at which time the interest rate would revert to the 30-day LIBOR plus 1.5%.

           As of December 31, 2001, the Company was not in compliance with certain restrictive covenants, including financial ratio covenants, in its line of credit agreement, construction loan agreement and the term loan agreement with the Bank. In February 2002 the Bank notified the company that its right to borrow under the letter of credit facility was terminated. In addition, the Bank notified the Company that it had no obligation to make further advances under the construction loan agreement. Under a Forbearance Agreement, dated April 8, 2002, between the Bank and the Company (the “Forbearance Agreement”), the Bank formally canceled the line of credit facility. In addition, under the Forbearance Agreement, the interest rate on the construction loan and the term loan was fixed at prime plus 0.5%, which increased to prime plus 2% as of July 31, 2002. Through September 30, 2002, the Company has paid $383 to the Bank in fees related to the Forbearance Agreement. If the loans are not paid in full prior to December 31, 2002 the Company will incur additional fees of $190. Also under the Forbearance Agreement, the Company was required to pledge the assets already pledged as security under the construction loan as collateral under the term loan.

         Under the Forbearance Agreement the Bank waived compliance with restrictive covenants through September 30, 2002, at which time all outstanding principal and interest was to be due and payable. On September 30, 2002, the date by which all amounts are due under, the Forbearance Agreement was extended to December 31, 2002 which now requires full repayment by December 31, 2002.

         Because the amounts payable on the construction loan and term loan are now payable within twelve months, they have been classified as current liabilities as of September 30, 2002 and December 31, 2001. Management is currently evaluating financial alternatives for these loans (See Note 3).

11.      Long-term Debt

         Long-term debt is as follows:

	September 30, 2002	December 31, 2001

Capital leases	$4,708	$1,346
Less current portion	2,221	688

Long-term portion	$2,487	$658

         The capital leases, which have interest rates ranging from 5.83% to 20.65%, are collateralized by the related equipment and are due at varying times from 2002 through 2006. During the nine months ended September 30, 2002, the Company acquired equipment under capital leases, which was capitalized at the equipment value of $4,708.

12.      Restructuring

         The Company’s formal restructuring plan announced on April 24, 2002 has resulted in the recognition of $949 in restructuring charges through September 30, 2002, including charges for severance benefits, costs of closing its Atlanta processing facility and consulting expenses relating to development of the restructuring plan. The following table presents restructuring charges recognized through September 30, 2002:

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	Accruals	Reversals	Non-Cash Charges	Total Charges

Employee separation benefits	$710	$150	$—	$560
Lease obligations	80	—	—	80
Consulting	200	—	—	200
Fixed asset write-offs	—	—	69	69
Facility closure	170	130	—	40

	1,160	$280	$69	$949

Cash payments	731
Reversals	280

Balance at September 30, 2002	$149

         During the three months ended September 30, 2002 the Company reversed $280 in restructuring accruals, which it found to be unnecessary after reviewing the actual expenses incurred and revising its estimates for these expenditures. During the three months ended March 31, 2002 the Company paid consulting fees of $462 relating to development of the restructuring plan, which are included in restructuring expenses on the condensed consolidated statement of operations.

13.      Litigation Settlement

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

         In June 2002, the Company and Exactech reached an agreement in settlement of the arbitration. Significant terms of the settlement include the following:

1)	The payment by the Company to Exactech of $1,500 payable in quarterly cash installments of $250 beginning September 30, 2002 and continuing through September 30, 2003.

2)	Exactech will be the exclusive distributor for the Company of produced moldable and flowable paste products for use in non-spinal musculoskeletal system procedures subject to certain limitations with respect to oral maxillofacial products.

3)	RTI will pay Exactech a royalty on the distribution of moldable paste products for use in spinal procedures.

         In connection with the settlement, the Company has recognized a charge of $2,000 in June 2002, representing damages and legal fees relating to the dispute.

14.      Asset Abandonments

         The Company has recognized $3,101 for loss on asset abandonments for the nine months ended September 30, 2002. The assets consisted of capitalized patent expense of $418, which management determined had no future value on May 27, 2002, abandoned processing equipment of $148 which management determined had no future value on April 26, 2002, and an abandoned software project of $2,535 which management determined, as a result of its restructuring plan, had no future value on April 24, 2002.

15.      Contingencies

Osteotech Litigation

         On February 25, 1999, the Company, SETA and Medtronic Sofamor Danek (“MSD”), a subsidiary of Medtronic, Inc. (“Medtronic”) brought suit in U.S. District Court for the Northern District of Florida against Osteotech, Inc. (“Osteotech”). The initial complaint alleged that Osteotech was infringing two patents for Diaphysical Cortical Bone Dowels. On October 6, 2000, the court allowed the plaintiffs to amend the complaint to add an additional count that Osteotech also was infringing a third, recently-issued patent for the Diaphysical Cortical Bone Dowels. SETA licenses these patents to the Company on an exclusive basis and the Company then sublicenses these patents to MSD. Plaintiffs are seeking injunctive relief against Osteotech, preventing it from continuing to distribute products that infringe any of the three patents. Plaintiffs were seeking monetary damages in an amount based on the profit they believe they would have made if the patents never were infringed by Osteotech. All legal expenses in this action were being paid by MSD.

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

Shareholder Actions

         On February 1, 2002, the Company announced, among other things, that it was delaying the release of its financial results for the fourth quarter of 2001 and the year then ended while management completed its evaluation of certain inventory issues it had identified in the process of preparing the Company’s annual consolidated financial statements. Following this announcement, the Nasdaq Stock Market suspended trading in the Company’s common stock pending release of the Company’s financial results and its receipt of certain requested information. After providing the Nasdaq Stock Market with the information it requested and releasing its financial results for 2001 to the public on February 19, 2002, trading in the common stock was allowed to resume the following day. The Company also was advised by the staff of the Securities and Exchange Commission (the “SEC”) on February 1, 2002 that it was opening an informal inquiry with respect to these matters. The Company has cooperated with the staff in connection with this inquiry and has had no contact from the SEC since February 2002. Also following this announcement, on February 4, 2002, a securities class action lawsuit entitled Michael Keskinen v. Regeneration Technologies, Inc. et al., No. 1:02-CV9 MMP-WW was filed in the United States District Court, Northern District of Florida Gainesville Division, against the Company and certain of its current and former officers and directors. Since the Keskinen lawsuit was filed, a number of additional securities class action lawsuits were filed in the U.S. District Court for the Northern District of Florida based upon the same alleged facts. All of the class action suits that were served upon the Company have now been voluntarily dismissed by the plaintiffs without prejudice. The Company understands that other similar lawsuits were filed that were not served upon the Company. The Company believes that all but one of these unserved lawsuits have been dismissed by the plaintiffs.

Other Litigation

         The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that no claims were outstanding as of September 30, 2002, or as of the date of this report, which could have a material adverse impact on its financial position or results of operations.

16.     Investment in Organ Recovery Systems, Inc.

            On November 2, 2001 the Company purchased 1,285,347 shares of convertible preferred stock issued by Organ Recovery Systems, Inc. (“ORS”), a privately held company, at a price of $3.89 per share. ORS is organized for the purpose of advancing organ transplantation technology. The purchase was paid for in cash and recorded at a total transaction cost of $5,250. ORS is a start-up company. At September 30, 2002, the Company owned approximately 15% of ORS assuming all convertible preferred shares were converted into common shares at that point in time.

            As of June 30, 2002, ORS had approximately $2,800 in net equity, $3,800 in assets and approximately $1,000 in total liabilities. During the nine-month period ended June 30, 2002, ORS had approximately $1,900 in revenues and incurred a loss of approximately $3,700.

            Realization of the Company’s investment in ORS is dependent upon ORS’s successful execution of its operational strategies and the continued industry acceptance of its current and future product developments. ORS is continuing to raise equity at a price equal to what the Company paid for its shares of preferred stock. Accordingly, management of the Company believes there has been no permanent impairment of the Company’s investment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

         Effective June 1, 2002, we entered into a new license and distribution agreement with Medtronic Sofamor Danek, or MSD, which replaced the two existing agreements between the two companies. As under the prior agreements, MSD served as exclusive worldwide distributor for tissue allografts and bone paste processed by us for use in spinal surgery. Under the new agreement, we remain responsible for processing allograft tissue for the spine and regulatory compliance related to screening, testing and processing of this tissue. However, MSD will now be responsible for distribution of available tissue and regulatory compliance related to distribution, as well as developing techniques and instrumentation for implantation of human allograft tissue, and training and consultation with surgeons on custom implants. Under the new agreement, MSD will pay us license and service fees of 40% to 50% of the listed average net distribution fee for specialty tissue allografts and bone paste for use in spinal surgery, a more favorable arrangement than under the previous agreements between the two companies. As a result, effective November 1, 2002, we will no longer pay management services fees to MSD with respect to distribution activities following that date. Accordingly, all distribution revenues related to the MSD agreement will be reflected as net revenue in our financial statements. The new agreement is for an initial term expiring June 1, 2014, subject to earlier termination under certain limited circumstances.

         Effective July 1, 2002, we entered into a new license and distribution agreement with Exactech, Inc., which replaced the existing agreement between the two companies. The expanded agreement with Exactech is an exclusive worldwide distribution arrangement for both moldable and flowable bone paste products for non-spinal musculoskeletal orthopedic procedures. The original agreement was limited to moldable bone paste products. The new agreement resolves all outstanding issues related to the arbitration between the two companies. Under the new agreement, we remain responsible for processing bone paste allograft tissue for musculoskeletal indications exclusive of the spine and regulatory compliance related to screening, testing and processing of this tissue. Exactech will continue distribution of available bone paste products and regulatory compliance related to distribution. Under the new agreement, Exactech will pay us license and service fees based on a percentage of the listed average net distribution fee for bone paste used in non-spinal orthopedic procedures, a more favorable arrangement than under the previous agreements between the two companies. We also are required to pay a small percentage of the fees we receive from other with respect to our moldable bone pastes distributed in the spinal market. The new agreement is for an initial term expiring June 30, 2014, subject to earlier termination under certain limited circumstances.

Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001

         Total Revenues. Our total revenues decreased by $3.0 million, or 8.7%, to $32.4 million for the three months ended September 30, 2002 from $35.4 million for the three months ended September 30, 2001.

         Fees from tissue distribution decreased by $2.8 million, or 8.0%, to $32.2 million for the three months ended September 30, 2002 from $35.0 million for the three months ended September 30, 2001. The decrease in fees from tissue distribution was due primarily to a decrease of $1.3 million in revenues from the distribution of our spinal allografts and a decrease of $1.1 million in revenues from the distribution of our other precision tooled allografts. The decrease in spinal allografts was due to the temporary shortage of inventory resulting from the continued implementation of our new demand based approach in which we focus on the production of the types of tissue most often requested by our customers. The decrease in other precision tooled allografts was also due to a slowdown of sales activities of our independent distributors in the anticipation of our new exclusive distributor agreement with Exactech, Inc. Other revenues from core operations, which consist primarily of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees decreased by $282,000, or 62.3%, to $171,000 for the three months ended September 30, 2002 from $453,000 for the three months ended September 30, 2001. The decrease relates to distribution of unprocessed tissue to one large customer, which had substantially reduced orders during the 2002 period.

         Management Services Fees. Management services fees, which consist of amounts paid to Medtronic Sofamor Danek for the management services it provides to assist in the distribution of our allografts, decreased by $3.4 million, or 19.4%, to $14.2 million for the three months ended September 30, 2002 from $17.6 million for the three months ended September 30, 2001. This decrease was due in part to the decrease in the portion of our revenues on which management fees are payable to MSD which includes revenues from the distribution of spinal allografts and bone paste products used in spinal applications and reduced fees payable to MSD during the third quarter as a result of the new distribution agreement. As a percentage of total revenue, management services fees decreased from 49.6% to 43.8% since the portion of our revenues on which we pay a management services fee to MSD comprised a smaller percentage of our total revenues during the 2002 period.

         Net Revenues. Our net revenues increased by $336,000, or 1.9%, to $18.2 million for the three months ended September 30, 2002 from $17.9 million for the three months ended September 30, 2001. As a percentage of total revenues, our net revenues increased from 50.4% for the three months ended September 30, 2001 to 56.2% for the three months ended September 30, 2002, due to the management services fee being a smaller percentage of our total revenues during the 2002 period.

         Costs of Processing and Distribution. Costs of processing and distribution increased by $544,000, or 5.9%, to $9.8 million for the three months ended September 30, 2002 from $9.2 million for the three months ended September 30, 2001. As a percentage of net revenues, these costs increased from 51.7% for the three months ended September 30, 2001 to 53.8% for the three months ended September 30, 2002. This increase was attributable to higher donor recovery costs which increased the cost of production.

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $635,000, or 8.5%, to $6.8 million for the three months ended September 30, 2002 from $7.4 million for the three months ended September 30, 2001. This decrease was due primarily to a decrease in legal and consulting expenses of $500,000. As a percentage of net revenues, these expenses decreased from 41.6% for the three months ended September 30, 2001 to 37.4% for the three months ended September 30, 2002.

         Research and Development Expenses. Research and development expenses decreased by $209,000, or 33.3%, to $418,000 for the three months ended September 30, 2002 from $627,000 for the three months ended September 30, 2001. This decrease was due primarily to decreases in payroll, consulting and services provider expenses, as well as our receipt of grant revenues of $143,000 offsetting research and development expenses during the quarter. We expense all research and development costs as incurred. As a percentage of net revenues, research and development expenses decreased from 3.5% for the three months ended September 30, 2001 to 2.3% for the three months ended September 30, 2002.

         Restructuring Expenses. As a result of the restructuring plan we initiated in April 2002, we accrued restructuring expenses of $1.2 million during the three months ended June 30, 2002 consisting of charges for severance benefits, costs of closing our Atlanta facility and consulting expenses relating to the development of our restructuring plan. During the three months ended September 30, 2002, we reversed $280,000 of these restructuring accruals which we found to be unnecessary after reviewing the actual expenses incurred and revising our estimates for these expenditures. We are continuing to execute this restructuring plan which is intended to reduce expenses in future periods.

         Other Expense and Income-Net. Other expense and income-net increased by $1.5 million to a $1.2 million net other expense for the three months ended September 30, 2002 compared to $265,000 net other income for the three months ended September 30, 2001. This increase was due primarily to a loss of $949,000 on an interest rate swap derivative position and net interest expense of $273,000. Interest income decreased by $231,000 as a result of a smaller amount of funds being available for investment in interest-bearing accounts during the three months ended September 30, 2002 coupled with the effect of lower interest rates. We capitalized $320,000 of interest expense to construction in process for the three months ended September 30, 2002.

         Income Taxes. Income tax expense for the three months ended September 30, 2002 was $78,000 compared to $438,000 for the three months ended September 30, 2001. The income tax expense for the three months ended September 30, 2002 resulted from the reduction in the deferred income tax assets related to the utilization of net operating loss carryforwards for the current quarter.

Nine Months Ended September 30, 2002 Compared With Nine Months Ended September 30, 2001

         Total Revenues. Our total revenues decreased by $18.2 million, or 16.5%, to $92.5 million for the nine months ended September 30, 2002 from $110.7 million for the nine months ended September 30, 2001.

         Fees from tissue distribution decreased by $17.5 million, or 16.1%, to $91.7 million for the nine months ended September 30, 2002 from $109.2 million for the nine months ended September 30, 2001. The decrease in fees from tissue distribution was due primarily to a decrease of $17.4 million in revenues from the distribution of our spinal allografts. This decrease was primarily due to a temporary shortage in inventory of certain allografts which are most often requested for spinal surgeries. This shortage was caused by the realignment of our processing in the second quarter of 2002 to a demand-based approach in which we focus on the production of the types of tissue most often requested by our customers. Other revenues from core operations, which consist primarily of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, decreased by $686,000, or 45.3%, to $828,000 for the nine months ended September 30, 2002 from $1.5 million for the nine months ended September 30, 2001. The decrease relates to distribution of unprocessed tissue to one large customer, which had substantially reduced orders during the 2002 period.

         Management Services Fees. Management services fees, which consist of amounts paid to MSD for the management services it provides to assist in the distribution of our allografts, decreased by $14.1 million, or 24.1%, to $44.7 million for the nine months ended September 30, 2002 from $58.8 million for the nine months ended September 30, 2001. This decrease was due to the decrease in the portion of our revenues on which management fees are payable to MSD which includes revenues from the distribution of spinal allografts and bone paste products used in spinal applications and reduced fees payable to MSD during the third quarter as a result of the new distribution agreement. As a percentage of total revenue, management service fees decreased from 53.1% to 48.3%, since the portion of our revenues on which we pay a management service fee to MSD comprised a smaller percentage of our total revenues during the 2002 period.

         Net Revenues. Our net revenues decreased by $4.1 million, or 7.9%, to $47.8 million for the nine months ended September 30, 2002 from $51.9 million for the nine months ended September 30, 2001. As a percentage of total revenues, our net revenues increased from 46.9% for the nine months ended September 30, 2001 to 51.7% for the nine months ended September 30, 2002, due to the management service fees being a smaller percentage of our total revenues during the nine months ended September 30, 2002.

         Costs of Processing and Distribution. Costs of processing and distribution increased by $3.4 million, or 12.2%, to $31.3 million for the nine months ended September 30, 2002 from $27.9 million for the nine months ended September 30, 2001. As a percentage of net revenues, these costs increased from 53.7% for the nine months ended September 30, 2001 to 65.5% for the nine months ended September 30, 2002. This increase was due in part to operating inefficiencies during second quarter of 2002 and higher donor recovery costs throughout the year which increased the cost of production. The increase was also due in part to inventory writedowns totaling $2.3 million during the nine months ended September 30, 2002 compared to an increase in our inventory writedowns of $358,000 for the nine months ended September 30, 2001.

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $3.0 million, or 13.9%, to $24.3 million for the nine months ended September 30, 2002 from $21.3 million for the nine months ended September 30, 2001. This increase was due primarily to an increase in payroll related expense of $1.2 million primarily as a result of severance payments and other termination costs relating to a reduction in employment force, increase in legal expense of $1.4 million and increase in distributor commissions of $635,000 primarily as a result of distributor incentive payments on bone paste products.

         Research and Development Expenses. Research and development expenses decreased by $440,000, or 22.6%, to $1.5 million for the nine months ended September 30, 2002 from $1.9 million for the nine months ended September 30, 2001. This decrease was due primarily to decreases in payroll, consulting and services provider expenses, as well as our receipt of grant revenues of $326,000 offsetting research and development expenses during the nine months ended September 30, 2002. We expense all research and development costs as incurred. As a percentage of net revenues, research and development expenses decreased from 3.7% for the nine months ended September 30, 2001 to 3.1% for the nine months ended September 30, 2002.

         Litigation Settlement. In June 2002, we reached an agreement in settlement of a dispute with one of our distributors under which we are required to, among other things, pay $1.5 million in quarterly cash installments of $250,000 beginning September 30, 2002. We recognized a charge of $2.0 million during the six months ended June 30, 2002 for the settlement and related expenses of this dispute.

         Asset abandonment. We recognized a loss on asset abandonment of $3.1 million for the nine months ended September 30, 2002. The assets consisted of capitalized patent expense of $418,000, abandoned processing equipment of $148,000 and an abandoned software project of $2.5 million.

         Restructuring Expenses. As a result of the restructuring plan we initiated in April 2002, we accrued restructuring expenses of $1.2 million during the three months ended June 30, 2002 consisting of charges for severance benefits, costs of closing our Atlanta facility and consulting expenses relating to the development of our restructuring plan. During the three months ended September 30, 2002, we reversed $280,000 of these restructuring accruals which we found to be unnecessary after reviewing the actual expenses incurred and revising our estimates for these expenditures. We are continuing to execute this restructuring plan which is intended to reduce expenses in future periods.

         Other Expense and Income-Net. Other expense and income-net increased by $3.3 million to $2.3 million net other expense for the nine months ended September 30, 2002 compared to $1.1 million net other income for the nine months ended September 30, 2001. This increase was due primarily to a loss of $1.7 million on an interest rate swap derivative position and net interest expense of $654,000. Interest income decreased by $1.0 million as a result of a smaller amount of funds being available for investment in interest-bearing accounts during the nine months ended September 30, 2002 coupled with the effect of lower interest rates. We capitalized $772,000 of interest expense to construction in process for the nine months ended September 30, 2002.

         Income Taxes. Income tax benefit for the nine months ended September 30, 2002 was $3.6 million, compared to $362,000 income tax expense for the nine months ended September 30, 2001. We recognized an income tax benefit due to our net loss during the nine months ended September 30, 2002 and to our ability to carryback those losses and apply them against taxes paid in prior periods as well as, additional net operating loss carryforward benefits which management believes it is more likely than not will be utilized in the future through taxable income generated by us.

Liquidity and Capital Resources

         Our net cash provided by operating activities was $4.2 million for the nine months ended September 30, 2002 compared to net cash used in operating activities of $5.1 million for the nine months ended September 30, 2001, an increase of $9.3 million. During the nine months ended September 30, 2002, primary uses of cash were a net loss of $14.4 million; an increase of product and supply inventories of $3.6 million and an increase in other assets of $2.3 million, which primarily consisted of a $1.6 million deposit required by our leasing company as additional security under a capital lease. During the nine months ended September 30, 2002, cash was provided by an increase in our accounts payable of $12.1 million, a decrease in accounts receivable of $3.1 million, an increase in accrued expenses of $1.6 million and the accrual of a $2.0 million litigation settlement obligation we are required to pay over the next 18 months. The increase in accounts payable was primarily attributable to an increase of $10.6 million in management fees payable to MSD to a total of $29.6 million at September 30, 2002, of which approximately $10.0 million relate to certain accounts receivable will be paid when we receive full payment from the customer. While under our new agreement with MSD we may be required to pay a portion of the remaining amount we owe to MSD by December 31, 2002, we continue to work with MSD to structure repayment terms that address the needs to the two companies. If we are not successful in doing so, however, our liquidity could be further strained. See “Recent Events” above for a description of our new contract with MSD. Significant non-cash adjustments to operating activities for the nine months ended September 30, 2002 included a loss on asset abandonment of $2.7 million, depreciation and amortization of $2.4 million, a loss on derivatives of $1.7 million, and a write-off of patents and trademarks of $418,000.

         Our net cash used in investing activities for the nine months ended September 30, 2002 was $12.3 million, including $11.4 million used for the construction of our new facility. Our net cash used in investing activities for the nine months ended September 30, 2001 was $15.7 million, including $13.0 million used for construction of our new facility.

         Net cash used in financing activities for the nine months ended September 30, 2002 was $1.0 million, including $1.3 million used for payment on capital lease and note obligations, offset in part by $315,000 provided by the exercise of stock options. During the nine months ended September 30, 2001, cash provided by financing activities was $6.5 million, including $7.6 million advanced pursuant to our construction loan and $380,000 provided by the exercise of stock options, offset in part by $1.2 million used for payment on capital lease and note obligations.

         We currently have $12.8 million outstanding under a construction loan facility and $2.5 million outstanding under a term loan facility with Bank of America. We advised Bank of America in February 2002 that we did not meet certain financial ratio covenants required under these facilities, as well as under a then-available $10.0 million revolving line of credit facility. The bank advised us that we would not be permitted to borrow new funds under any of these facilities. On April 8, 2002, we entered into a Forbearance Agreement with the bank that terminated our line of credit facility, and waived compliance with the loan covenants under each of the facilities, including the financial ratio covenants, through September 30, 2002. On September 30, 2002, we received a 90-day extension of the Forbearance Agreement which now requires full repayment by December 31, 2002. At that time, the outstanding principal and interest, presently $15.3 million, under the construction loan and the term loan, will be due and payable. Also effective April 8, 2002, the interest rate on each of these loans was fixed at the bank's prime rate plus 0.5%, which increased to prime plus 2.0% as of July 31, 2002.

         We have revised our previously reported estimates of the total cost of constructing and equipping the new facilities we are constructing from $31.0 million to $35.1 million due to an increase in the scope of the project, as well as design changes to specialized operating equipment which require facility modifications. Of the estimated cost, $32.8 million has been incurred to date. Of this amount, $12.6 million was obtained under a construction loan facility from Bank of America and $20.2 million was financed with a portion of the proceeds of our initial public offering. We intend to finance the remaining estimated cost of $2.3 million through a combination of additional bank financing, capital leases and funds from continuing operations. Also, as described above, we are required to repay our existing bank indebtedness of $15.3 million by December 31, 2002, which could make it more difficult for us to fund the remaining $2.3 million in estimated construction costs. Any inability to do so could result in the interruption of our business plan and result in additional expense. We are pursuing alternative sources of financing and intend to refinance our indebtedness with Bank of America and finance our remaining construction costs. As described in more detail below, if we are not successful in refinancing this indebtedness prior to December 31, 2002 and we do not receive an additional extension of the Forbearance Agreement, we intend to repay a portion of the amounts we owe through funds generated from operations or through funds generated from the issuance of our equity securities.

         We have engaged Banc of America Securities to assist us in obtaining new mortgage loans to refinance our $15.3 million in mortgage loans currently outstanding and/or raise equity financing if necessary in order to help us meet our liquidity goals.

         In addition, in April 2002, we began a comprehensive restructuring plan intended to reduce our expenses by streamlining our portfolio of products and moving to demand-based processing, consolidating our operations and reducing staffing levels. The costs of restructuring and special charges which we have recorded through the nine months ended September 30, 2002 have totaled approximately $1.4 million. In addition, as described above, we also recently entered into a new Distribution and License Agreement with Medtronic Sofamor Danek and Exactech Inc., containing terms more favorable to the Company than under the previous agreements which could further improve our liquidity situation. Finally, we have a signed letter of intent to sell two buildings which we currently occupy, comprising 45,000 square feet situated on 6.19 acres of land, for a total of $3.4 million, which, if completed would provide funding to reduce our debt and the amount of cash we will need to repay our indebtedness, as well as future interest.

         As of September 30, 2002, we had $4.3 million of available cash and cash equivalents. As discussed above, we are pursuing various opportunities to improve our liquidity. We believe that long-term savings will be achieved along with further working capital improvement we anticipate, will be adequate to fund our operations for the next 12 months. If, however, we cannot refinance or otherwise repay our existing indebtedness or cannot obtain an additional extension of our Forbearance Agreement with the bank, we would be in default of our obligation to the bank. Any such default would permit the bank to foreclose on the collateral securing the indebtedness which could have a material and adverse effect on our ability to operate our business. In addition, if we issue additional equity and/or debt securities to meet our liquidity needs, the terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings likely will contain restrictive covenants limiting our ability to do certain things, including paying dividends. Our ability to obtain financing depends upon the status of our future business prospects, as well as conditions prevailing in the capital markets and we cannot assure you that such financing will be available on acceptable terms.

Cautionary Statement Relating to Forward Looking Statements

         Information contained in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or comparable terminology, or by discussions of strategy. We cannot assure that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Form 10-K constitute cautionary statements which identify factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

         We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We use a balanced mix of debt maturities along with fixed-rate debt, variable-rate debt and derivative financial instruments (interest rate swaps) to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2002. However, we cannot assure that interest rates will not significantly change in 2002. As a matter of policy, we do not enter into derivatives or other financial instruments for trading or speculative purposes.

         Our interest rate swap agreements involve the exchange of variable-rate interest payments, based on the 30-day LIBOR for fixed-rate interest payments, without exchanging the notional principal amount. Payments or receipts on the agreement are recorded as adjustments to interest expense.

         At September 30, 2002, we had an outstanding swap agreement maturing March 30, 2005, with a notional amount of $2.5 million. Under this agreement, we pay a fixed interest rate of 6.85% and receive the 30-day LIBOR rate from the Bank. The interest will remain fixed until the 30-day LIBOR is determined to be greater than or equal to 8%, at which time our interest rate will revert to contractual terms of the 30-day LIBOR plus 1.5%. The counter party to this swap arrangement is a major financial institution. The fair value of this interest rate swap agreement represents the estimated receipt or payment that would be made to terminate the agreement. At September 30, 2002, we would have paid approximately $259,000 to terminate the agreement. An increase of 1.0% in the yield curve would not result in an increased penalty to us as LIBOR would still be less than 8% and our interest rate would continue at current levels, however, changes in interest rate do impact the fair value of the swap agreement.

         At September 30, 2002, we had an outstanding swap agreement maturing April 2, 2007, with a notional amount of $15.9 million. Under this agreement, we pay a fixed interest rate of 5.99% and receive the 30-day LIBOR rate from the Bank. The interest will remain fixed until the 30-day LIBOR is determined to be greater than or equal to 8%, at which time our interest rate will revert to contractual terms of 30 day LIBOR plus 1.5%. The counter party to this swap arrangement is a major financial institution. At September 30, 2002, we would have paid approximately $2.0 million to terminate this agreement. An increase of 1.0% in the yield curve would not result in an increased penalty to us as LIBOR would still be less than 8% and our interest rate would continue at current levels, however, changes in interest rate do impact the fair value of the swap agreement.

Item 4.	Controls and Procedures

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes our internal controls or, to our knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

         We refer you to Part I. Item 1, note 15 entitled “Contingencies.”

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

         From the effective date of the registration statement through September 30, 2002, the following table identifies the approximate amounts of the net proceeds paid directly or indirectly to others:

(in thousands)
Working capital	$10,062
Construction of a new manufacturing facility	20,200
Continued research and development	4,000
Expansion of tissue supply and distribution programs	4,000
Purchase of additional manufacturing automation equipment	3,200
Investment in Organ Recovery Systems, Inc.	5,250
Investment in interest bearing cash and cash equivalent funds	1,313

Total use of net proceeds	$48,025

Item 3.	Default upon Senior Securities

         Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5.	Other Information

         Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

         (a)      Exhibits

10.5	Exclusive Distribution and License Agreement, effective as of June 1, 2002, with Medtronic Sofamor Danek USA, Inc. (amending and restating prior Exhibits 10.5 and 10.6 filed as exhibits to our Registration Statement on Form S-1 (File No. 333-35756).†

99.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 Sarbanes-Oxley Act of 2002

99.2	Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

None

†      A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERATION TECHNOLOGIES, INC. (Registrant)
By:	/s/ BRIAN K. HUTCHISON

Brian K. Hutchison President and Chief Executive Officer

By:	/s/ THOMAS F. ROSE

Thomas F. Rose Chief Financial Officer

Date: November 14, 2002

CERTIFICATION PURSUANT TO
RULE 13a-14 AND 15d-14 UNDER THE
SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED

I, Brian K. Hutchison, certify that:

(1)      I have reviewed the report being filed;

(2)      Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

(3)      Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

(4)      I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of this section) for the issuer and have:

(i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(ii) Evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (“Evaluation Date”); and

(iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)      I and the other certifying officers have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

(ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

(6)      I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRIAN K. HUTCHISON	Dated: November 14, 2002

Brian K Hutchison President and Chief Executive Officer

CERTIFICATION PURSUANT TO
RULE 13a-14 AND 15d-14 UNDER THE
SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED

I, Thomas F. Rose, certify that:

(1)      I have reviewed the report being filed;

(2)      Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

(3)      Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

(4)      I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of this section) for the issuer and have:

(i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(ii) Evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (“Evaluation Date”); and

(iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)      I and the other certifying officers have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

(ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

(6)      I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS F. ROSE	Dated: November 14, 2002

Thomas F. Rose Chief Financial Officer