Form 10-K
period 2002-12-31
REGENERATION TECHNOLOGIES INC
filed 2003-03-21
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 0-31271

REGENERATION TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3466543
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11621 Research Circle, Alachua, Florida 32615

(Address of Principal Executive Offices) (Zip Code)

(386) 418-8888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, par value $0.001

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒    No  ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2002), was approximately $132.9 million.

The number of shares of Common Stock outstanding as of March 7, 2003, was 26,112,414.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

REGENERATION TECHNOLOGIES, INC.

FORM 10-K Annual Report

PART I

This Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth below, as well as in other reports or documents the registrant files from time to time with the Securities and Exchange Commission.

All dollar amounts are stated in thousands, except for share and per share data.

Item 1.    BUSINESS.

Company Overview

We are a leader in the use of natural tissues and innovative technologies to repair and promote the natural healing of human bone and other human tissues. Using core human physiology—the basic biology of natural tissues as they function in the body—our human tissue implants are improving surgical outcomes. We are a comprehensive provider of natural tissue products in a broad range of markets. We are one of the largest processors and distributors of allografts in the United States. Our allografts are distributed in all 50 states and in eleven countries internationally.

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

The following table outlines the markets we serve and the amount and percentage of our revenues, net of management services fees, for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002		2001		2000
Market
Spinal	$37,971	55.0%	$36,003	53.3%	$30,069	51.9%
Sports medicine	10,028	14.5	9,076	13.4	4,981	8.6
Cardiovascular	3,426	5.0	811	1.2	804	1.4
General orthopedic	16,119	23.3	19,696	29.2	20,479	35.3
Other	1,516	2.2	1,964	2.9	1,598	2.8

Total	$69,060	100.0%	$67,550	100.0%	$57,931	100.0%

We distribute our allografts both within and outside the United States. Foreign distribution, primarily in Europe, accounted for 6.5%, 4.8% and 5.9% of our net revenues during the years ended December 31, 2002, 2001 and 2000, respectively.

We pursue a market-by-market approach to distribution of our allografts, including strategic arrangements in order to increase our penetration in selected markets. We have an alliance with Medtronic Sofamor Danek in the spinal market, with Exactech, Inc. in portions of the bone paste market and with C.R. Bard, Inc. in the urological market. In addition, in January 2003, we entered into a strategic distribution arrangement with Stryker Corporation to serve as our exclusive distributor of allograft tissue for use in sports medicine surgeries.

Our BioCleanse™ process is a patented tissue sterilization process that is designed to add an extra measure of safety to our bone allografts by sterilizing the tissue, providing surgeons and patients an allograft free of any bacteria or virus. Before tissues are processed using the BioCleanse™ process, tissue recovery agencies perform a risk assessment on every potential donor, interview family members and evaluate the donor’s medical records. All collected tissue is tested for the presence of viral or bacterial diseases. Bone tissue is sterilized through the BioCleanse™ process only after it has passed this screening and testing. The BioCleanse™ process is an automated multi-step cleansing process which first removes blood and fats, then chemically sterilizes the tissue.

We were incorporated in 1997 in Florida as a wholly owned subsidiary of Southeast Tissue Alliance, or SETA (formerly the University of Florida Tissue Bank, Inc.). We began operations on February 12, 1998 when SETA contributed to us its allograft manufacturing and processing operations, related equipment and technologies, distribution arrangements, research and development activities and certain other assets. At the time of our initial public offering in August 2000, we reincorporated in the State of Delaware. Our principal offices are located at 11621 Research Circle, Alachua, Florida, and our phone number is (386) 418-8888. Our Internet address is www.rtix.com. Our SEC filings are available through our website, which is linked to the SEC’s website, where you are able to obtain copies of our public filings free of charge. Our Common Stock trades on the Nasdaq National Market under the symbol “RTIX”.

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

Market Segments

We process human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, dermal and cardiovascular tissue, in producing our line of proprietary allografts. Our current tissues range from conventionally processed bone and soft tissue to bone implants that are precisely tooled for specific surgical uses, urological allografts and heart valves. The following table summarizes our allograft offerings in each of the market segments we serve and distribution of these allografts.

Market Segment	Allografts	Distribution

Spinal	— MD™ Series Threaded Bone Dowels	Medtronic Sofamor Danek
— CORNERSTONE-SR™ cortical block
— CORNERSTONE-Select™ cortical wedge
— Assembled Cortical Cancellous Block allograft
— Tangent™ Impacted Cortical Wedge
— Precision™ Impacted Cortical Ring
— OSTEOFIL® Allograft Paste (frozen)
— OSTEOFIL® RT Allograft Paste (room temperature)
— OSTEOFIL® ICM Formed Allograft Paste
— OSTEOFIL® IC Moldable Allograft Paste

Sports medicine	— CorIS™ Cortical Bone Interference Screws — Pre-shaped bone-tendon-bone, Quad & Achilles tendons — Soft tissue tendons (gracilis, semitendinosus, tibialis) — Tendons with bone blocks	Network of independent distributors (Stryker Endoscopy, effective January 1, 2003)
— Meniscus and instrumentation set
— Fresh osteochondral allografts
— Cortical Bone Pins
— Mini screws
— HTO Wedges
— AlloAnchor™ RC Allograft

Cardiovascular	— Heart valves, veins	Network of independent distributors

General orthopedic	— Femoral heads — Ilium strips	Network of independent distributors
— Ilium blocks
— Fibula rings
— Femoral wedges
— Cancellous/Cortical cancellous chips
— Cancellous cubes
— Cancellous blocks
— Cortical/Cortical cancellous strips
— Unicortical / Bicortical Dowels
	— Regenafil® Injectable Bone Paste	Direct distribution
— Regenaform® Moldable Bone Paste
— Pericardium membrane
	— Opteform® Moldable Bone Paste	Exactech, Inc.
— OPTEFIL™ Flowable Bone Paste
	— FasLata™ fascia lata allograft	C.R. Bard
	— Dermal allograft	C.R. Bard

Tissue Recovery

Tissue recovery is the actual removal of tissue from a donor. Tissue recovery personnel aseptically recover tissue within 24 hours following a donor’s death using surgical instruments and sterile techniques similar to those used in hospitals for routine surgery. Recovered tissue is placed on wet or dry ice and then transported by the recovery agency to the tissue bank.

Under U.S. law, human tissue cannot be sold. However, the law permits the recovery of some costs, such as those involved in recovering, processing and storing tissue and for the advancement of tissue processing technologies, the types of activities in which we are involved.

Our network of donor recovery groups recovers a variety of tissue types from donors including the fibula, femur, tibia, humerus, ilium, pericardium, fascia lata, dermis, hearts for valves and blood vessels. We screen recovered tissue in numerous ways to guard against transmittable diseases. This screening process includes evaluation of risk on the basis of donor medical history, lifestyle, interviews with the donor’s family and physical examination of the donor. We also perform biomedical testing and culturing at various stages during the processing of tissue, using U.S. Food and Drug Administration, or FDA, licensed tests and other tests for known viruses and pathogens.

The limited supply of human tissue has at times limited our growth, and may not be sufficient to meet our future needs. Other factors, some of which are unpredictable, such as negative publicity, regulatory actions or national events like those of September 11, also can unexpectedly reduce the available supply of tissue. Southeast Tissue Alliance, or SETA (formerly the University of Florida Tissue Bank, Inc.) our largest recovery group, supplied us with approximately 31% of our total tissue during 2002. Our three largest recovery groups together recovered approximately 65% of our total tissue. If we were to lose any one of these three sources of tissue, the impact on our results could be material.

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

Medtronic Sofamor Danek, or MSD, serves as our exclusive worldwide distributor for allograft tissue and bone paste for use in spinal surgery. On June 1, 2002, we entered into a new license and distribution agreement with MSD which replaced the two existing agreements between the two companies. As under the prior agreements, MSD remains our exclusive distributor in the spinal market and we remain responsible for processing allograft tissue for the spine and regulatory compliance related to screening, testing and processing of this tissue. Under the new agreement, however, MSD is now responsible for distribution of available tissue and regulatory compliance related to distribution, as well as developing techniques and instrumentation for implantation of human allograft tissue, and training and consultation with surgeons on custom implants. In addition, under the new agreement, MSD pays us license and service fees of approximately 40% to 50% of the listed average net distribution fee for specialty tissue allografts and bone paste for use in spinal surgery. As a result, effective November 1, 2002, we no longer pay management services fees to MSD with respect to distribution activities. Our new agreement with MSD also provides that we must offer MSD the right to become the exclusive distributor for new allografts we develop for use in the spine and negotiate in good faith with MSD for exclusive distribution rights with respect to any other allografts intended for use outside the spine. The new agreement is for an initial term expiring June 1, 2014, subject to earlier termination under certain limited circumstances.

Effective July 1, 2002, we entered into a new license and distribution agreement with Exactech, Inc., which replaced the existing agreement between the two companies. The expanded agreement with Exactech is an exclusive worldwide distribution arrangement for both moldable and flowable bone paste products for non-spinal musculoskeletal orthopedic procedures. The original agreement was limited to moldable bone paste products. The new agreement resolved all outstanding issues related to the arbitration between the two companies. Under the new agreement, we remain responsible for processing bone paste allograft tissue for musculoskeletal indications exclusive of the spine and regulatory compliance related to screening, testing and processing of this tissue. Exactech will continue distribution of available bone paste products and regulatory compliance related to distribution. Under the new agreement, Exactech will pay us license and service fees based on a percentage of the listed average net distribution fee for bone paste used in non-spinal orthopedic procedures. We also are required to pay a small percentage of the fees we receive from others with respect to our moldable bone pastes distributed in the spinal market. Our new agreement with Exactech also provides that we must offer it the right to distribute new bone pastes for non-spinal uses. The new agreement is for an initial term expiring June 30, 2014, subject to earlier termination under certain limited circumstances.

Effective January 1, 2003, we entered into an exclusive License and Distribution Services Agreement with Stryker Endoscopy, a division of Stryker Corporation, to serve as the exclusive distributor of allografts we process for use in sports medicine surgeries, including reconstruction and repair of the knee, hip, shoulder, wrist, elbow, foot and ankle. Prior to this agreement, we distributed these allografts through a network of independent distributors. Under the new agreement, Stryker Endoscopy will pay us license and service fees based on a percentage of the listed average net distribution fee. Our line of sports medicine allograft products includes menisci, pre-shaped tendons, precision-tooled anchors, screws and pins, and fresh osteochondral allografts. Under the agreement, we remain responsible for processing and delivery of the relevant tissue and regulatory compliance related to screening, testing and processing of this tissue. Stryker Endoscopy will be responsible for developing techniques and instrumentation for implantation of human allograft tissue, customer education and certain marketing activities. The agreement is for an initial term ending December 31, 2004 and is automatically renewable for one year periods thereafter unless prior notice is given by either party.

In the United States, we have 17 independent distributors specializing in general orthopedics, which distribute our allografts through approximately 230 sales representatives, complemented by our internal sales and marketing staff of 24 people. Internationally, we have four distributors that distribute our allografts through approximately 320 sales representatives. This network distributes conventional tissue directly to hospitals and surgeons in their exclusive territory. Distributors and sales representatives receive compensation for the revenues they generate and have the right to maintain their status as the exclusive distributor in their territory if they reach a specified annual quota.

We use direct distribution for the oral-maxillofacial market, with an emphasis on the periodontal market. We use direct mail product information sheets and we attend trade shows to increase the exposure of our allografts. Our marketing staff supports these marketing efforts by speaking at various clinics and universities.

In the urological market, we have an exclusive distribution agreement with C.R. Bard providing for the marketing and distribution of our urological allografts. Under this agreement, we may ship our urological allografts directly to C.R. Bard’s customers or to C.R. Bard for their direct distribution. In return, we receive reimbursement for shipping charges and a transfer fee as a percentage of the amount charged to the customer. In order to remain our exclusive distributor of these allografts, C.R. Bard must meet a specific annual distribution quota. C.R. Bard has an exclusive 90-day right to negotiate an agreement for the distribution of any new technology, invention, process or application we may develop in the future for the treatment of “urinary voiding dysfunction or pelvic tissue defects.” This agreement expires in June 2008, subject to a provision providing for automatic renewal.

In the cardiovascular market, we distribute heart valve, blood vessel and bone paste allografts through 13 cardiovascular distributors, using approximately 40 sales representatives within the United States.

We distribute our allografts both within and outside the United States. Foreign distribution, primarily in Europe, accounted for 6.5%, 4.8% and 5.9% of our net revenues during the years ended December 31, 2002, 2001 and 2000, respectively.

Research and Development

We plan to continue to develop new allografts and technologies within the spinal, sports medicine, urological and cardiovascular markets and to develop additional tissue-related technologies for other markets. As of December 31, 2002, our research and development staff consisted of 19 professional and technical personnel. Our research and development staff works closely with surgeons in the development of new techniques and procedures related to tissue healing.

Intellectual Property

Our business depends upon the significant know-how and proprietary technology we have developed. To protect this know-how and proprietary technology, we rely on a combination of trade secret laws, patents, trademarks and confidentiality agreements. The effect of these intellectual property rights is to define zones of exclusive use of the covered intellectual property.

We presently hold five patents covering our MD-Series cortical bone dowel, a patent on the use of the interference screw technology, a patent covering our segmentally demineralized graft, a patent with claims directed toward our demineralized stent or conduit technology and a patent on BioCleanse, our proprietary method of cleaning, sterilizing and virally inactivating donor tissue, in the United States. We also presently have one foreign patent covering our MD-Series cortical bone dowel technology and one foreign patent covering our demineralized stent technology. The duration of patent rights generally is 20 years from the date of filing of priority application, while trademarks, once registered, essentially are perpetual. We also have 40 patent applications pending in the U.S. (including continuation and divisional applications), and 40 corresponding foreign patent applications pending in various countries including, but not limited to, Canada, Mexico, Japan, Australia and the European Union. In addition, we rely on our substantial body of know-how, including proprietary techniques and processes in tissue recovery, research and development, tissue processing and quality assurance.

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

Our principal competitors in the conventional allograft market include the Musculoskeletal Transplant Foundation, the American Red Cross Tissue Services, AlloSource and LifeNet. Among our competitors in precision tooled allograft are Osteotech, LifeNet, Musculoskeletal Transplant Foundation, and Tutogen. Other companies who process bone pastes include Osteotech, AlloSource, GenSci Regeneration Sciences, Wright

Medical Technologies, and Musculoskeletal Transplant Foundation. Among the companies that market devices used for soft tissue anchoring in bladder neck suspensions are Mentor, Ethicon (a division of Johnson & Johnson), Boston Scientific, Smith & Nephew and C.R. Bard. In the cardiovascular tissue market, CryoLife is our principal competitor distributing human heart valves and blood vessels. LifeNet, American Red Cross and Northwest Tissue Service also compete in this market, but to a lesser degree.

We are currently seeking certification from the American Association of Tissue Banks, a nationally recognized association of the tissue banking industry.

Government Regulation

Government regulation plays a significant role in the processing and distribution of allografts. The production, testing, labeling, storage, record keeping, approval, advertising and promotion of allografts are governed or influenced by the Food, Drug, and Cosmetic Act, the Public Health Service Act, and/or other federal and state statutes and regulations. Failure to comply with applicable requirements could result in fines, injunctions, civil penalties, recall or seizure of products, suspension of production, inability to market current products, criminal prosecution, and/or refusal of the government to authorize the marketing of new products. In addition to being registered as a tissue bank with the FDA, we also are licensed by the states of New York, Florida, California and Maryland. These states have regulations similar to the FDA covering donor screening and tissue processing. We were inspected by State of New York, under Tissue Regulations in April 2002, by State of Florida under Tissue Regulations in September 2002, and by State of New York for Clinical Laboratory Accreditation in December 2002. All inspections resulted in favorable recommendations to continue/renew licensure or accreditation as applicable.

We currently market allografts that are subject to the FDA’s “Human Tissue Intended for Transplantation” and Subparts A and B of “Human Cells, Tissues, and Cellular and Tissue-Based Products” regulations. Under these regulations, we are required to perform donor screening and infectious disease testing and to document this screening and testing for each donor from whom we process tissue. The FDA has authority under the rules to inspect human tissue processing facilities, and to detain, recall, or destroy tissues for which appropriate documentation is not available. We are not required to obtain premarket approval or clearance from the FDA for allografts that meet the regulation’s definition of “human tissue.”

In January 2001, the FDA issued a final rule requiring tissue processors to register with the agency and list their tissue products. This is a preliminary step to the FDA issuing its proposed comprehensive tissue regulations titled “Current Good Tissue Practices for Manufacturers of Human Cellular and Tissue Based Products.” This proposed regulation is presently under review and finalization and is expected to be published in early 2004. We are currently an FDA registered tissue processor in compliance with this rule.

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

On March 12, 2002 we and other tissue processors were advised by the FDA that our bone paste allografts would be subject to regulation as medical devices under the 510(k) premarketing process. We submitted the required documentation to the FDA in August 2002 and are awaiting approval. We and the other processors are permitted to continue distributing these allografts while going through this process.

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

Employees

As of December 31, 2002, we had a total of 347 employees. The following chart shows the number of our employees involved in the various aspects of our business:

Department	Number of Employees
Tissue Processing and Manufacturing	190
Tissue Recovery	51
Sales and Marketing	24
Research and Development	19
General and Administrative	63

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

We have a limited operating history.

We incorporated in 1997 and commenced operations as an independent entity in 1998. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects.

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

It is difficult for us to predict our future results of operations due to our limited operating history and the uncertain nature of our markets. As we increase our operating expenses to continue our research and development, expand processing capacity and add to our tissue recovery and distribution programs, these expenditures may not result in increased revenues and we may incur operating losses.

We may need to raise additional funds to operate and grow our business, and if we are unable to raise these funds, our ability to execute our business strategy could be disrupted.

As of December 31, 2002, we had $9,811 of cash and cash equivalents, and $18,510 of cash which is restricted as collateral under our new credit facility. Pursuing our business strategy may require us to raise additional funds. However, the extent of our future capital requirements and the adequacy of available funds will depend on numerous factors, including:

•	our success in implementing cost reductions in order to generate sufficient working capital through operations;

•	our ability to obtain a new long-term credit facility;

•	market acceptance of our existing and future allografts and tissue-based technologies;

•	progress in our efforts to develop new allografts and tissue-based technologies;

•	our success in commercializing technologies we have in development; and

•	the development and continuance of strategic distribution alliances.

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

We may require additional funds to repay amounts due Medtronic Sofamor Danek.

During the third quarter of 2002, we entered into new distribution and license agreements with Medtronic Sofamor Danek, or MSD. The new agreements contain terms which are more favorable to us than those contained in our previous arrangements with MSD, and could further improve our liquidity situation. However, pursuant to our new agreements with MSD, we are required to pay a portion of the $19,931 amount payable as of December 31, 2002 that we owe MSD by March 31, 2003. Included in this amount due is $13,843 of management fees, which were withheld by us during 2002. We continue to work with MSD to resolve these issues in a manner that addresses the needs of the two companies. While there can be no assurance that we will be successful in doing so, we are confident that a satisfactory arrangement will be reached. Through March 7, 2003, we have repaid $2,500 of the amounts we owe MSD by using our excess working capital.

We recently have generated losses from our operations.

We generated a loss from operations of $2,144 during the first quarter of 2002 and $15,148 during the second quarter of 2002. These losses were primarily the result of a decrease in fees from tissue distribution due to a temporary shortage in inventory of certain allografts most often requested in spinal surgeries. The temporary shortage was caused in part by a shutdown of certain manufacturing facilities as part of a corporate restructuring and by our shift to a demand-based approach in which we focus our processing on these popular allografts. Our losses were also due in part to one-time charges including a $2,000 litigation settlement, $3,098 of asset abandonments and $1,352 of restructuring costs. While we did return to profitability during the third and fourth quarters of 2002, we recognized an operating loss of $13,965 for the year ended December 31, 2002 and it is possible that we could generate operating losses in the future. If this happens, it could make it difficult to fund our operations and achieve our business plan.

We depend heavily upon a limited number of sources of human tissue, and any failure to obtain tissue from these sources in a timely manner will interfere with our ability to process and distribute allografts.

The limited supply of human tissue has at times limited our growth, and may not be sufficient to meet our future needs. In addition, due to seasonal changes in mortality rates, some scarce tissues that we use for our allografts are at times in particularly short supply. Other factors, some of which are unpredictable, such as negative publicity, regulatory actions or national events like those of September 11, 2001 also can unexpectedly reduce the available supply of tissue.

Donor recovery groups are part of relatively complex relationships. They deal with donor families, are regulated by the FDA and are often affiliated with hospitals, universities or organ procurement groups. Our relationships with donor recovery groups, which are critical to our supply of tissue, can be affected by relationships they have with these other groups. Any negative impact of the regulatory and disease transmission issues facing the industry, as well as the negative publicity that these issues create, could have an impact on our ability to negotiate favorable contracts with recovery groups.

SETA, our largest recovery group, supplied us with approximately 31% of our total tissue for the year ended December 31, 2002. Our three largest recovery groups together supplied approximately 65% of our total tissue for the year ended December 31, 2002. If we were to lose any one of these three sources of tissue, the impact on our operating results could be material.

We cannot be sure that our supply of tissue will continue to be available at current levels or will be sufficient to meet our needs. If we are no longer able to obtain tissue from these sources sufficient to meet our needs, we may not be able to locate replacement sources of tissue on commercially reasonable terms, if at all. Any interruption of our business caused by the need to locate additional sources of tissue would significantly hurt our revenues. We expect our revenues would decline in proportion to any decline in tissue supply.

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

If we fail to achieve and maintain the high processing standards that our allografts require or if we are unable to develop processing capacity as required, our commercial opportunity will be reduced or eliminated.

Our allografts require careful calibration and precise, high-quality processing. Achieving precision and quality control requires skill and diligence by our personnel. If we fail to achieve and maintain these high processing standards, including avoiding processing errors, design defects or component failures:

•	we could be forced to recall or withdraw our allografts;

•	our allografts and technologies could fail quality assurance and performance tests;

•	production and deliveries of our allografts could be delayed or cancelled; and

•	our production costs could increase.

Further, to be successful, we will need to manage our processing capacity related to tissue recovery and processing facilities in relation to demand. For example, our operating losses during the first half of 2002 were in part due to disruptions caused by our switch to a more demand-based approach to processing. It may be difficult for us to match our processing capacity to demand due to problems related to yields, quality control and assurance, tissue availability, adequacy of control policies and procedures, and lack of skilled personnel. If we are unable to process and produce our allografts on a timely basis, at acceptable quality and costs, and in sufficient quantities, or if we experience unanticipated technological problems or delays in processing, it will reduce our revenues and increase our cost per allograft processed.

If we do not manage the medical release of donor tissue into processing in an efficient manner, it could affect our profitability.

There are many factors which affect the level and timing of donor medical releases, such as effectiveness of donor screening performed by our recovery groups, the timely receipt, recording and review of required medical documentation, and employee loss and turnover in our medical records department. Some of our recovery groups are also processors who provide us with partially processed tissues which they have already determined to be medically suitable for processing. Therefore, these sources provide a higher level of documentation than those that perform recovery alone. Although we strive for the timely medical release of tissue, while at the same time maximizing safety for our employees and for tissue recipients, our internal policies may sacrifice timely release of tissue in favor of safety. We continue to review our internal policies in order to provide the best framework for medical releases, however we can provide no assurance that releases will occur at levels which maximize our processing efficiency and minimize our cost per allograft processed.

Inventory write-downs that we take against our supply of unprocessed and processed tissue may turn out to be inadequate, potentially resulting in inventory losses greater than estimated losses and requiring us to take larger inventory write-downs in the future, which would have a negative effect on our results of operations.

We classify our tissue inventory into three major categories: Unprocessed Donor Tissue, or UDT, Tissue in Process, or TIP, and Implantable Donor Tissue, or IDT. At each stage of storage and processing, for a variety of reasons, the tissue is at risk of not becoming distributed allograft, which is the source of our revenue.

•	We estimate write-downs for a portion of UDT tissue inventory that is likely, based on historical data, to fail to be medically released into processing. Write-downs are also established for UDT tissue that is not readily saleable.

•	We estimate write-downs on TIP inventory based on estimates of future rejection rates, and also for the TIP inventory which is not readily saleable.

•	For IDT inventory, we estimate write-downs for the difference between carrying cost and market value for allograft types which we determine are distributable but have incurred a cost of processing and distribution greater than the related market value. In addition, we write-down the cost of allografts which we consider to be undistributable due to oversupply or due to obsolescence.

To estimate future write-offs of inventory, we rely primarily on our experience in operating the business and the data that we have accumulated since our inception. It is possible the amounts we write-off by these means may be inadequate and we could experience actual inventory loss greater than anticipated, and be required to take higher write-offs in the future based on additional experience gained. Since inventory write-offs have the effect of reducing our profitability during the period in which they are recorded, this could have a material adverse effect on our results of operations for the relevant period.

The value of our investment in Organ Recovery Systems, Inc. is dependent on the financial success of this new venture.

We own 1,285,347 shares of convertible preferred stock issued by Organ Recovery Systems, Inc., or ORS, a privately held company, for which the purchase price was $5,250. ORS is organized for the purpose of advancing organ transplantation technology. Realization of our investment in ORS is dependent upon ORS’s successful execution of its operational strategies and the continued industry acceptance of its current and future product developments. If ORS does not successfully execute its operational strategies and recognize long-term profitability, the value of our investment could be impaired.

Rapid technological change will affect us and our customers, which could result in reduced demand for our allografts.

Technologies change rapidly in our industry and there are frequent introductions of new technologies. For example, steady improvements have been made in synthetic human tissue substitutes which compete with allografts. Unlike allografts, synthetic tissue technologies are not dependent on the availability of human tissue. If one of our competitors successfully introduces synthetic technologies using recombinant technologies, which stimulate the growth of tissue surrounding an implant, it could result in a decline in demand for allografts. Although our growth strategy contemplates introducing new allografts and technologies, including the use of recombinant technologies, the development of these new allografts and technologies is a complex and uncertain process, requiring a high level of innovation, as well as the ability to accurately predict future technology and market trends. The allografts we currently have in development will require significant additional development, investment and testing. We may need to undertake costly and time-consuming efforts to achieve these objectives. We may not be able to respond effectively to technological changes and emerging industry standards, or to successfully identify, develop or support new technologies or enhancements to existing allografts in a timely and cost-effective manner, if at all. If we are unable to achieve the improvements in our allografts necessary for their successful commercialization, the demand for our allografts will suffer.

We face intense competition, which could result in reduced acceptance and demand for our allografts and technologies.

The medical technology/biotechnology industry is intensely competitive. We compete with companies in the United States and internationally that engage in the development and production of medical technologies and processes including:

•	biotechnology, orthopedic, pharmaceutical, biomaterial, chemical and other companies such as Johnson & Johnson, Cryolife, Osteotech and the Musculoskeletal Transplant Foundation;

•	academic and scientific institutions; and

•	public and private research organizations

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

While we market a portion of our current technologies directly to our customers, we currently derive the majority of our revenues through our relationships with three companies, Medtronic Sofamor Danek, Exactech, Inc. and C.R. Bard. For the year ended December 31, 2002, we derived approximately 55% of our net revenues from distribution assisted by management services provided by Medtronic Sofamor Danek and less than 5% of net revenue from distribution assisted by management services provided by Exactech, Inc. and C.R. Bard.

Medtronic Sofamor Danek provides nearly all of the instrumentation, surgeon training, distribution assistance and marketing materials for our line of spinal allografts. If our relationship with this distributor were terminated for any reason and we were unable to replace the relationship with other means of distribution, our revenues could be negatively impacted.

We may need to obtain the assistance of additional distributors to market and distribute our new allografts and technologies, as well as to market and distribute our existing allografts and technologies to new market segments or geographical areas. We may not be able to find additional distributors who will agree to and successfully market and distribute our allografts and technologies on commercially reasonable terms, if at all. If we are unable to establish new distribution relationships on favorable terms, our revenues may decline, which could cause the market price of our shares to decline.

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

For example, in mid-2001, the FDA reviewed our BioCleanse system after the FDA raised concerns about the process in a letter to us dated May 3, 2001. While the FDA stated in January 2002 that it had concluded the compliance portion of its review of our BioCleanse process and determined we were in compliance with existing regulations and that no regulatory action was warranted, the possibility always exists that the FDA could raise concerns with other aspects of our business. Moreover, while the FDA’s review was made in the context of our current procedures, including the BioCleansing of tissue from multiple donors, its decision does not constitute a formal approval of our process and it is free to raise the same or similar concerns in the future.

If any of our allografts fall under the FDA’s definitions as “more than minimally manipulated or indicated for nonhomologous use,” we would be required to obtain medical device or biologics licenses, which could require clinical testing. Disapproval of our license applications and restricted distribution of any of our allografts, which may become subject to premarket approval, may result. The FDA may require post-market testing and surveillance to monitor the effects of such allografts, may restrict the commercial applications of these allografts, and may conduct periodic inspections of our facility and our suppliers’ facilities. Delays encountered during the FDA approval process may shorten the patent protection period during which we have the exclusive right to commercialize such technologies.

On March 12, 2002 we and other tissue processors were advised by the FDA that our bone paste allografts would be subject to regulation as medical devices under the 510(k) premarketing process. We submitted the required documentation to the FDA in August 2002 and are awaiting approval. We and the other processors are permitted to continue distributing these allografts while going through this process. While we are confident that we will obtain the necessary approval to continue marketing these allografts, if we do not, it could have a material and adverse effect on our revenues and our profitability.

Proposed FDA regulations of human cellular and tissue-based products, titled “Good Tissue Practices,” would regulate all stages of allograft processing, from procurement of tissue to distribution of final allografts. These proposed regulations will potentially increase regulatory scrutiny within our industry and this could lead to increased enforcement action affecting the conduct of our business. In addition, the effect of this regulation on recovery agencies, which supply us with tissue, may be significant, and lead to additional costs of recovery activities. These costs may translate into increased cost to us, as we compensate the recovery agencies based on their cost of recovery. Some of our proposed grafts will contain tissue derived from animals, commonly referred to as xenografts. Xenografts are medical devices that are subject to premarket review by the FDA.

Other regulatory entities include state agencies with statutes covering tissue banking. Of particular relevance to our business are regulations issued by Florida, New York, California, and Maryland. Most states do not currently have Tissue Banking regulations. However, recent incidence of allograft related infections in the industry may incite the development of regulation in other states. It is possible that others may make allegations against us or against donor recovery groups or tissue banks, including those with which we have a relationship, about non-compliance with applicable FDA regulations or other relevant statutes and regulations. Allegations like these could cause regulators or other authorities to take investigative or other action, or could cause negative publicity for our industry or us in general.

Our industry is subject to additional local, state, federal and international government regulations and any increased regulations of our current or future activities could significantly increase the cost of doing business, thereby reducing our profitability.

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

A variety of additional local, state, federal and international government laws and regulations govern our business, including those relating to the storage, handling, generation, manufacture and disposal of medical wastes from the processing of our allografts. While at present we believe that we comply with these laws and regulations, if we fail to conduct our business in compliance with these laws and regulations, it could subject us to significant liabilities. We carry insurance that would cover some liabilities arising from hazardous biological materials; however, liabilities could arise in the future for which our insurance will not be adequate. Moreover, such insurance may not always be available in the future on commercially reasonable terms, if at all. If our insurance proves to be inadequate to pay a damage award, we may not have sufficient funds to do so, which could harm our financial condition and liquidity.

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

Negative publicity could cause the market price of our shares to decline in value.

If our patents and the other means we use to protect our intellectual property prove to be inadequate, our competitors could exploit our intellectual property to compete more effectively against us.

The law of patents and trade secrets is constantly evolving and often involves complex legal and factual questions. The U.S. government may deny or significantly reduce the coverage we seek in our patent applications before or after a patent is issued. We therefore cannot be sure that any particular patent we apply for will be issued, that the scope of the patent protection will be comprehensive enough to provide adequate protection from similar technologies which may compete with ours, that interference proceedings regarding any of our patent applications will not be filed, or that we will achieve any other competitive advantage from a patent. In addition, it is possible that one or more of our patents will be held invalid if challenged or that others will claim rights in or ownership of our patents and other proprietary rights. If any of these events occur, our competitors may be able to use our intellectual property and compete more effectively against us.

Because patent applications are secret until patents are actually issued and the publication of discoveries in the scientific or patent literature lags behind actual discoveries, we cannot be certain that our patent application was the first application filed covering a particular invention. If another party’s rights to an invention are superior to ours, we may not be able to obtain a license to use that party’s invention on commercially reasonable terms, if at all. In addition, our competitors, many of which have greater resources than we do, could obtain patents that will prevent, limit or interfere with our ability to make use of our inventions either in the United States or in international markets. Further, the laws of some foreign countries do not always protect our intellectual property rights to the same extent as the laws of the United States. Litigation or regulatory proceedings in the United States or foreign countries also may be necessary to enforce our patent or other intellectual property rights or to determine the scope and validity of our competitors’ proprietary rights. These proceedings can be costly, result in development delays, and divert our management’s attention from our business.

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

We cannot be certain that U.S. or foreign patents or patent applications of other companies do not exist or will not be issued that would prevent us from commercializing our allografts and technologies. Third parties may sue us for infringing or misappropriating their patent or other intellectual property rights. Intellectual property litigation is costly. If we do not prevail in litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license requiring us to make royalty payments. It is possible that a required license will not be available to us on commercially acceptable terms, if at all. In addition, a required license may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around another company’s patent, we may be unable to make use of some of our technologies or distribute our allografts which would negatively impact our revenues.

We or our competitors may be exposed to product liability claims which could cause us to be liable for damages or cause investors to think we will be liable for similar claims in the future.

The development of allografts and technologies for human tissue repair and treatment entails an inherent risk of product liability claims, and substantial product liability claims may be asserted against us. Although we have not received any material product liability claims to date, we have obtained insurance to cover these claims should they arise. Claims could arise in the future for which our insurance will not be adequate. Moreover, insurance covering our business may not always be available in the future on commercially reasonable terms, if at all. If our insurance proves to be inadequate to pay a damage award, we may not have sufficient funds to do so, which would harm our financial condition and liquidity. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. In addition, claims against us, regardless of their merit or potential outcome, may also hurt our ability to obtain surgeon endorsement of our allografts or to expand our business.

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

Item 2.    PROPERTIES.

Our physical facilities, located in Alachua, Florida, include three new buildings on approximately 21 acres of property we own, including a 65,000 square foot manufacturing facility, a 50,000 square foot office building and a 20,000 square foot commons building. These facilities include 30 clean-rooms for tissue processing and packaging, freezers for storage of tissue and laboratory facilities. We currently have a BioCleanse™ processing unit and laboratory operations in approximately 2,500 square feet of leased space related to xenograft research. The monthly rent is $4 per month and the lease expires on January 31, 2004. We also currently lease approximately 8,800 square feet of warehouse space at a rate of $5 per month under a lease expiring in June 2003. We currently plan to vacate this space upon the expiration of the lease and move our warehouse inventories to our new buildings.

We believe our new manufacturing facility will increase our capacity for tissue processing. We intend for this new facility to meet the FDA’s current Good Manufacturing Practices requirements and believe it will also allow us to be designated as an FDA approved medical device manufacturer if necessary.

Our wholly owned subsidiary, Alabama Tissue Center, operates from a leased space on the campus of the University of Alabama in Birmingham, Alabama comprising 3,200 square feet, with four clean-rooms for tissue processing and packaging, and freezers for tissue storage. We had a two-year term lease which expired in August 2002 and we are currently paying on a month to month basis of $4 per month.

Item 3.    LEGAL PROCEEDINGS.

We are, from time to time, involved in litigation relating to claims arising out of our operations in the ordinary course of business. We believe that none of these claims that were outstanding as of December 31, 2002 will have a material adverse impact on our financial position or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information and Holders

Our common stock is quoted on the Nasdaq Stock Market under the symbol “RTIX.” The following table sets forth the range of high and low sales prices for our common stock for each quarterly period in the last two fiscal years.

2001	High	Low
First Quarter	$14.88	$8.69
Second Quarter	$14.95	$8.80
Third Quarter	$12.82	$7.85
Fourth Quarter	$12.20	$9.00

2002	High	Low
First Quarter	$11.15	$4.44
Second Quarter	$7.86	$4.76
Third Quarter	$8.00	$5.47
Fourth Quarter	$10.11	$7.33

As of March 7, 2003, we had 185 stockholders of record of our common stock. The closing sale price of our common stock on March 7, 2003 was $8.60 per share.

Dividend Policy

We have never paid cash dividends. We do not expect to declare or pay any dividends on our common stock in the foreseeable future, but instead intend to retain all earnings, if any, to invest in our operations. In addition, our existing bank credit facility restricts our ability to pay dividends. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, financial condition, debt covenant terms, and other relevant factors.

Use of Proceeds

On August 9, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-35756). The offering date was August 10, 2000. The offering has terminated and all of the securities registered have been sold. The managing underwriters were Bank of America Securities, LLC, Lehman Brothers, and Stephens, Inc. Our registration was for 5,700,000 shares of common stock, par value $.001 per share. We sold 3,800,000 shares and the selling stockholder in the offering sold 1,900,000 shares, in both cases for $14.00 per share, generating $53,200 in gross proceeds for us and $26,600 in gross proceeds for the selling stockholder. After deducting approximately $3,700 in underwriting discounts and commissions and $1,500 in other transaction expenses, our net proceeds were $48,025. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payment to any of our directors, officers, persons owning 10% or more of any class of our equity securities or other affiliates.

From the effective date of the registration statement through December 31, 2002, the following table identifies the approximate amounts of the net proceeds paid directly or indirectly to others:

(in thousands)
Working capital	$10,062
Construction of a new manufacturing facility	21,513
Continued research and development	4,000
Expansion of tissue supply and distribution programs	4,000
Purchase of additional manufacturing automation equipment	3,200
Investment in Organ Recovery Systems, Inc.	5,250

Total use of net proceeds	$48,025

Recent Issuances of Unregistered Securities

On November 26, 2002, we completed a private placement of our common stock resulting in net proceeds to us of approximately $25,683. We sold 3.8 million shares of common stock at $7.25 per share pursuant to a purchase agreement between us and the investors party thereto, a copy of which was filed with the Securities and Exchange Commission. Based on representations contained in the purchase agreement, all of the investors were “accredited investors” within the meaning of the Securities Act of 1933. We sold these shares in reliance on the exemption provided by Section 4(d) of the Securities Act and Rule 506 promulgated thereunder. As part of this financing, we also entered into a registration rights agreement with the investors requiring us to file a registration statement covering the resale of the shares we sold, which we have filed and which has been declared effective by the SEC. We have agreed to prepare and file any amendments and supplements to the registration statement relating to these shares as may be necessary to keep the registration statement effective until the earlier of the date all of the shares have been sold or become saleable pursuant to Rule 144(k) under the Securities Act.

Item 6.    SELECTED FINANCIAL DATA.

The statement of operations data set forth below for the period from January 1, 1998 to February 11, 1998 for our predecessor business have been derived from our audited statements of revenues and direct costs and accompanying notes which are not included within this Form 10-K. In addition, the data set forth below for the period from February 12, 1998, when we began operations, to December 31, 1998, and for the year ended December 31, 1999, as well as the data as of December 31, 2000, have been derived from our audited consolidated financial statements and accompanying notes which are not included elsewhere in this Form 10-K.

The statement of operations data set forth below for the years ended December 31, 2000, 2001, and 2002, and selected balance sheet data as of December 31, 2001 and 2002 have been derived from our audited consolidated financial statements and accompanying notes which are included elsewhere in this Form 10-K. The following items should be considered when comparing the selected consolidated financial information from period to period: During the period from January 1, 1998 to February 11, 1998 and the period from February 12, 1998 to December 31, 1998, revenues and cost of processing and distribution consisted of revenues from and costs of conventional tissue processing and distribution of precision tooled allografts. Beginning in April 1999, revenues included revenues for direct distribution of conventional tissue into Florida and Georgia as well as revenues for distribution of allografts that are precisely tooled for specific surgical uses. The selected consolidated financial data set forth below should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and accompanying notes included elsewhere in this document.

	Period from January 1, 1998 to February 11, 1998	Period from February 12, 1998 to December 31, 1998	Year Ended December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002
	(In thousands, except for share and per share data)
Statement of Operations Data:
Revenues:
Fees from tissue distribution	$2,416	$31,892	$70,783	$120,905	$138,762	$116,974
Other revenues	410	3,365	2,237	1,598	1,964	1,516

Total revenues	2,826	35,257	73,020	122,503	140,726	118,490
Management services fees	1,932	24,129	39,994	64,572	73,176	49,430

Net revenues	894	11,128	33,026	57,931	67,550	69,060
Costs of processing and distribution	590	10,621	21,096	31,063	39,455	44,879

Gross profit	304	507	11,930	26,868	28,095	24,181

Expenses:
Marketing, general and administrative	208	3,211	7,816	17,674	35,962	29,236
Research and development	68	1,472	1,675	2,392	2,631	2,460
Litigation settlement	—	—	—	—	—	2,000
Asset abandonments	—	—	—	—	—	3,098
Restructuring	—	—	—	—	—	1,352

Total expenses	276	4,683	9,491	20,066	38,593	38,146

Operating (loss) income		(4,176)	2,439	6,802	(10,498)	(13,965)

Equity in income of unconsolidated subsidiary		—	—	1	—	—

Other (expense) income:
Interest expense		(153)	(285)	(434)	(106)	(2,758)
Interest income		187	187	1,207	1,313	186

Total other income (expense)—net		34	(98)	773	1,207	(2,572)

(Loss) income before income tax benefit (expense)		(4,142)	2,341	7,576	(9,291)	(16,537)
Income tax benefit (expense)		—	619	(3,117)	3,786	3,032

Net (loss) income		(4,142)	2,960	4,459	(5,505)	(13,505)
Other comprehensive (loss) income, net of tax:
Unrealized derivative (loss) income		—	—	—	(344)	443

Comprehensive (loss) income		$(4,142)	$2,960	$4,459	$(5,849)	$(13,062)

Net (loss) income per common share—basic		$(1.12)	$0.81	$0.42	$(0.25)	$(0.60)

Net (loss) income per common share—diluted		$(1.12)	$0.18	$0.22	$(0.25)	$(0.60)

Weighted average shares outstanding—basic		3,686,770	3,669,970	10,639,884	21,760,596	22,434,436

Weighted average shares outstanding—diluted		3,686,770	16,636,791	20,343,214	21,760,596	22,434,436

	As of December 31,
	2000	2001	2002
Balance Sheet Data:
Cash and cash equivalents	$34,944	$13,504	$9,811
Working capital	60,336	27,688	25,752
Total assets	108,552	118,700	141,190
Long-term debt—less current portion	3,684	658	2,266
Total stockholders’ equity	72,476	67,784	82,622

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

Overview

As described in more detail below, effective November 1, 2002, we entered into a new distribution agreement with Medtronic Sofamor Danek, or MSD, our largest distributor. Under our prior agreement, MSD distributed our spinal allografts and we were responsible for the collection of all fees charged to the users of these grafts. We then paid MSD a management service fee based on a percentage of what we collected. The amount we collected was reflected in our total revenues and the amount we retained after payment of the management fees was reflected as our net revenues. Under our new agreement with MSD, we are no longer responsible for the collection of total distribution fees but instead receive a fee based on our listed average net distribution fee from MSD. Consequently, subsequent to November 1, 2002, our total revenues will be the same as our net revenues. Accordingly, we believe that analysis of our revenues on a net revenues basis is more meaningful than any comparison on a total revenues basis.

We were incorporated in 1997 as a wholly owned subsidiary of Southeast Tissue Alliance, or SETA (formerly the University of Florida Tissue Bank, Inc.). We began operations on February 12, 1998 when SETA contributed to us its allograft manufacturing and processing operations, related equipment and technologies, distribution arrangements, research and development activities and certain other assets in exchange for shares of preferred stock. We also assumed various liabilities of SETA that were related to the transferred business. At approximately the same time, we sold shares of our preferred stock to a number of unrelated investors.

At approximately the time of our separation from SETA, our former Chairman of the Board, Chief Executive Officer, and officer of SETA prior to our separation from that entity, contributed his royalty rights in certain intellectual property to us in exchange for shares of our preferred stock.

At the time of our separation, SETA assigned to us various agreements to which it was party at the time of the separation, including an agreement with Medtronic Sofamor Danek, or MSD, under which that company was given the right to be the exclusive provider of management services for our current line of precision tooled allografts for use in spinal and cranial medical procedures, including our bone dowels. Later, we entered into a second agreement with MSD under which it was given the right to be the exclusive provider of management services for our current line of bone paste allografts for use in spinal and cranial medical procedures. Under these agreements, we were required to pay MSD a percentage of the amount charged for the covered allografts, ranging from 50% to 70% depending up the nature of the graft.

On June 1, 2002, we entered into a new license and distribution agreement with MSD which replaced the two existing agreements between the two companies. As under the prior agreements, MSD remains our exclusive distributor in the covered markets and we remain responsible for processing allograft tissue for the spine and regulatory compliance related to screening, testing and processing of this tissue. Under the new agreement, however, MSD is now responsible for the distribution of available tissue and regulatory compliance related to distribution, as well as developing techniques and instrumentation for implantation of human allograft tissue, and training and consultation with surgeons on custom implants. In addition, under the new agreement, MSD pays us license and service fees of approximately 40% to 50% of the listed average net distribution fee for specialty tissue allografts and bone paste for use in spinal surgery. As a result, effective November 1, 2002, we no longer pay management services fees to MSD with respect to its distribution activities. Our new agreement with MSD also provides that we must offer MSD the right to become the exclusive distributor for new allografts we develop for use in the spine and negotiate in good faith with MSD for exclusive distribution rights with respect to any other allografts developed by us for use outside the spine. The new agreement is for an initial term expiring June 1, 2014, subject to earlier termination under certain limited circumstances.

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

All of our processing operations are located in the United States, although we distribute our allografts to customers both within and outside the United States.

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

The accounting policies which we feel are “critical,” or require the most use of estimates and judgment, relate to the following items presented in our financial statements: 1) Tissue Inventory Valuation; 2) Accounts Receivable Allowances; 3) Valuation of Long-Lived Assets; and 4) Revenue Recognition.

Tissue Inventory Valuation.    Accounting principles generally accepted in the United States require that inventory be stated at the lower of cost or market value. Due to various reasons, some tissue within our inventory will never become distributed allograft, the source of our revenue. Therefore we must make estimates of future distribution from existing inventory in order to writeoff inventory which will not be distributed and which therefore have reduced or no market value.

Our management reviews available information regarding processing costs, inventory distribution rates, industry supply and demand, medical releases and processed tissue rejections, in order to determine writeoffs of cost above market value. For a variety of reasons, we may from time to time be required to adjust our assumptions as processes change and as we gain better information. For example, during 2001, we determined that our inventory valuation requirement was higher than we had previously estimated, resulting in a $2.3 million reserve increase during that year. Although we continue to refine the information on which we base our estimates, we cannot be sure that our estimates are accurate indicators of future events.

Accounts Receivable Allowances.    We maintain allowances for doubtful accounts based on our review and assessment of historical payment history and our estimate of the ability of each client to make payments on amounts invoiced. If the financial condition of any of our clients were to deteriorate, additional allowances might be required. From time to time we must adjust our estimates. For example, during 2001, we determined that our accounts receivable allowance was not sufficient and we therefore recorded an additional $5.8 million of bad debt allowance during that year. Changes in estimates of the collection risk related to accounts receivable can result in decreases and increases to current period net income.

Valuation of Long-Lived Assets and Investments.    Accounting principles generally accepted in the United States require that long-lived assets on our balance sheet be stated at the lower of cost, net of depreciation and amortization, or fair value. The factors in this valuation which require significant estimates and judgments are: 1) determination of the estimated useful life of each asset, which determines expense per period, number of periods of expense, and the carrying value of each asset at any time; and 2) determination of the fair value of assets, which may result in impairment charges when fair value is lower than the carrying value of assets, which we would recognize as a charge to earnings during the period we made the determination.

These determinations require complex calculations based on estimated future benefit and fair value. We have often made investments for which the expected future benefit has not been easily estimated. Examples of such investments include, but are not limited to, our acquisition of GTB; our acquisition of ATC; our investment in equipment; our investment in development of software; and our investment in obtaining patents.

If we overestimate the useful life of an asset, or overestimate the fair value of an asset, and at some time in the future we dispose of that asset for a lower amount than its carrying value, our reported total assets and net income will be higher than they would have been during periods prior to our recognition of the loss on disposal of assets, and lower during the period when we recognize the loss.

Long-lived assets include certain long-term investments, such as our investment in Organ Recovery Systems, Inc., or ORS. The fair value of this long-term investment is dependent on the performance of ORS, as well as volatility inherent in the external markets for this investment. In assessing potential impairment for this investment, we will consider these factors as well as forecasted financial performance of our investees. If these forecasts are not met, impairment charges may be required.

Revenue Recognition.    We recognize revenue at the time we ship processed tissue for implant, or when received by our customers based on our distribution agreements. For consignment inventory, revenue is recognized when the tissue is transferred from our consignment inventory locations for implant. Effective November 1, 2002, our revenues no longer reflect a management service fee as management service fees are no longer included in our distribution agreements. However, revenues will continue to be reported gross of any management services fees we incurred related to the distribution of our allografts. We recognize any other revenues when all significant contractual obligations have been satisfied.

We permit returns of tissue in accordance with the terms of contractual agreements with customers if the tissue is returned in a timely manner, in unopened packaging and from the normal channels of distribution. We provide allowances for returns based upon analysis of our historical patterns of returns, matched against the fees from which they originated. Historical returns have been within the amounts we reserved.

Recent Regulatory Actions

In a letter released January 25, 2002, the FDA stated that it had concluded the compliance portion of its review of our BioCleanse™ process and determined that based on validation data submitted by us and under current FDA requirements, we were in compliance with existing regulations and that no regulatory action was warranted. The FDA’s letter was the result of its review of our BioCleanse™ system undertaken during mid-2001 after the FDA raised concerns about the process in a letter to us dated May 3, 2001. The BioCleanse™ validation studies submitted by us to the FDA represented a combination of previously conducted studies, modifications of previous studies and novel methodologies suggested by the FDA for demonstrating sterilization of tissue-based products with respect to conventional infectious disease agents. During the year ended December 31, 2001, we devoted considerable personnel and financial resources to addressing the FDA’s concerns.

On June 21, 2001, in response to concerns raised by regulators in the State of Florida, we changed our BioCleanse™ procedures to comply with that state’s regulation requiring donated tissue processed for transplantation to be traceable from individual donor to individual recipient.

On March 12, 2002 we and other tissue processors were advised by the FDA that our bone paste allografts would be subject to regulation as medical devices under the 510(k) premarketing process. We submitted the required documentation to the FDA in August of 2002 and are awaiting approval. We and the other processors are permitted to continue distributing these allografts while going through this process. While we are confident that we will obtain necessary approval to continue marketing these allografts, if we do not it would have a material and adverse effect on our revenues and our profitability.

Results of Operations

The following table sets forth, in both dollars and as a percentage of net revenues, the results of our operations for the years indicated:

	Year Ended December 31,
	2002		2001		2000
	(In thousands)
Statement of Operations Data:
Revenues:
Fees from tissue distribution	$116,974		$138,762		$120,905
Other revenues	1,516		1,964		1,598

Total revenues	118,490		140,726		122,503
Management services fees	49,430		73,176		64,572

Net revenues	69,060	100.0%	67,550	100.0%	57,931	100.0%
Costs of processing and distribution	44,879	65.0	39,455	58.4	31,063	53.6

Gross profit	24,181	35.0	28,095	41.6	26,868	46.4

Expenses:
Marketing, general and administrative	29,236	42.2	35,962	53.2	17,674	30.5
Research and development	2,460	3.6	2,631	3.9	2,392	4.1
Litigation settlement	2,000	2.9	—	—	—	—
Asset abandonments	3,098	4.5	—	—	—	—
Restructuring	1,352	2.0	—	—	—	—

Total expenses	38,146	55.2	38,593	57.1	20,066	34.6

Operating (loss) income	(13,965)	(20.2)	(10,498)	(15.5)	6,802	11.8

Equity in income of unconsolidated subsidiary	—	—	—	—	1	—

Other (expense) income:
Interest expense	(2,758)	(4.0)	(106)	(0.2)	(434)	(0.7)
Interest income	186	0.3	1,313	1.9	1,207	2.1

Total other (expense) income—net	(2,572)	(3.7)	1,207	1.7	773	1.4

(Loss) income before income tax benefit (expense)	(16,537)	(23.9)	(9,291)	(13.8)	7,576	13.2
Income tax benefit (expense)	3,032	4.3	3,786	5.6	(3,117)	(5.4)

Net (loss) income	(13,505)	(19.6)	(5,505)	(8.2)	4,459	7.8
Other comprehensive income (loss), net of tax:
Unrealized derivative income (loss)	443	0.6	(344)	(0.5)	—	—

Comprehensive (loss) income	$(13,062)	(19.0)%	$(5,849)	(8.7)%	$4,459	7.8%

2002 Compared to 2001

Total Revenues.    Our total revenues decreased by $22,236, or 15.8%, to $118,490 for the year ended December 31, 2002 from $140,726 for the year ended December 31, 2001. As described in more detail above, effective November 1, 2002, we entered into a new distribution agreement with MSD, our largest distributor. Under our new agreement with MSD, we are no longer responsible for the collection of total distribution fees but instead receive a fee based on our listed average net distribution fee from MSD. Consequently, subsequent to November 1, 2002, our total revenues will be the same as our net revenues. Accordingly, we believe that analysis of our revenues on a net revenues basis is more meaningful than any comparison on a total revenues basis. In addition, because we operated under the new agreement for the last two months of 2002, we believe that a comparison of our 2002 total revenues to our 2001 total revenues may not be meaningful.

Management Services Fees.    Management services fees, which consist of amounts paid to MSD for the management services it provides to assist in the distribution of our allografts, decreased by $23,746, or 32.5%, to $49,430 for the year ended December 31, 2002 from $73,176 for the year ended December 31, 2001. This decrease was due to the decrease of revenues from the distribution of our spinal allografts and the change to our distribution agreement with MSD as described above.

Net Revenues.    Our net revenues, which consist primarily of fees from tissue distributions, increased by $1,510, or 2.2%, to $69,060 for the year ended December 31, 2002 from $67,550 for the year ended December 31, 2001. The increase was due to an increase of $1,968 in revenues from the distribution of our spinal allografts, an increase of $952 from the distribution of sports medicine allografts, an increase of $2,615 from the distribution of cardiovascular tissues, offset in part by a decrease of $3,577 from the distribution of general orthopedic allografts. The decrease from the distribution of general orthopedic allografts was the result of us focusing more of our processing efforts primarily on spinal allografts in the second half of the year. Other revenues, which consist of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, grant revenues, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, decreased by $448 to $1,516 for the year ended December 31, 2002 compared to $1,964 for the year ended December 31, 2001.

Costs of Processing and Distribution. Costs of processing and distribution increased by $5,424, or 13.7%, to $44,879 for the year ended December 31, 2002 from $39,455 for the year ended December 31, 2001. As a percentage of net revenues, these costs increased from 58.4% for the year ended December 31, 2001 to 65% for the year ended December 31, 2002. The increase in costs of processing and distribution as a percentage of revenues was primarily attributable to an increase in the costs of donor tissue recovery.

Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses decreased by $6,726, or 18.7%, to $29,236 for the year ended December 31, 2002 from $35,962 for the year ended December 31, 2001. This decrease was primarily the result of bad debt expense of $6,221 during the 2001 period relating to certain disputed invoices with several customers, compared to a net credit of $652 for bad debt expense during the 2002 period.

Research and Development Expenses.    Research and development expenses decreased by $171, or 6.5%, to $2,460 for the year ended December 31, 2002 from $2,631 for the year ended December 31, 2001. We expense all research and development costs as incurred. As a percentage of net revenues, research and development expenses decreased slightly from 3.9% for the year ended December 31, 2001 to 3.6% for the year ended December 31, 2002. This decrease was due to an increase in net revenues without a commensurate increase in research and development expenses.

Litigation Settlement.    In June 2002, we reached an agreement in settlement of a dispute with one of our distributors under which we were required to, among other things, pay $1,500 in quarterly cash installments of $250 beginning September 30, 2002. We recognized a charge of $2,000 during the second quarter of 2002 for the settlement and related expenses of this dispute.

Asset Abandonments.    We recognized a loss on asset abandonment of $3,098 during the year ended December 31, 2002. The assets consisted of capitalized patent expense of $418, abandoned processing equipment of $148 and an abandoned software project of $2,532.

Restructuring Expenses.    During the year ended December 31, 2002, we implemented a formal restructuring plan which resulted in $1,352 of expenses. Included in these expenses were severance benefits, costs of closing a processing facility in Atlanta and consulting expenses relating to the development of the restructuring plan.

Other Expense and Income—Net.    Net other expense and income for the year ended December 31, 2002 was an expense of $2,572 compared to income of $1,207 for the year ended December 31, 2001. This increase in net expense was primarily due to a derivative loss of $2,289 and interest expense on capital leases. The loss on the derivative position was due to the change in fair value of certain interest rate swaps that we entered into to hedge our previously existing credit facilities. As a result of the restructuring of our credit facility described below and elsewhere in our public filings, these swaps no longer qualified as effective hedges under applicable accounting rules. Of the $2,289 derivative loss, $260 represents the amount we paid to terminate one of these interest rate swaps.

Income Taxes. Income tax benefit for the year ended December 31, 2002 was $3,032, compared to $3,786 for the year ended December 31, 2001. As a percentage of loss before income taxes, income tax benefit was 18.3% for the year ended December 31, 2002 compared to 40.7% for the year ended December 31, 2001. The percentage for the year ended December 31, 2002 was lower than the statutory rate due to our recognition of a valuation allowance recorded against our future realization of deferred tax assets.

2001 Compared to 2000

Total Revenues.    Our total revenues increased by $18,223, or 14.9%, to $140,726 for the year ended December 31, 2001 from $122,503 for the year ended December 31, 2000.

Fees from tissue distribution increased by $17,857, or 14.8%, to $138,762 for the year ended December 31, 2001 from $120,905 for the year ended December 31, 2000. The increase in fees from tissue distribution was due largely to an increase of $10,513 in revenues from the distribution of our spinal allografts, an increase of $4,095 from the distribution of sports medicine allografts, and an increase of $3,242 from the distribution of general orthopedic allografts. Other revenues increased by $366 to $1,964 for the year ended December 31, 2001 compared to $1,598 for the year ended December 31, 2000.

Management Services Fees.    Management services fees, which consist of amounts paid to MSD for the management services it provides to assist in the distribution of our allografts, increased by $8,604, or 13.3%, to $73,176 for the year ended December 31, 2001 from $64,572 for the year ended December 31, 2000. This increase was due to the greater revenues generated through the management services of MSD. Management fees are payable to MSD on revenue from the distribution of spinal allografts and Osteofil® bone paste allograft used in non-spinal applications. As a percentage of total revenue, management service fees decreased slightly from 52.7% to 52.0%.

Net Revenues.    Our net revenues, consisting primarily of fees from tissue distribution, increased by $9,619, or 16.6%, to $67,550 for the year ended December 31, 2001 from $57,931 for the year ended December 31, 2000. The increase was due to an increase of $5,934 in revenues from the distribution of our spinal allografts, an increase of $4,095 from the distribution of sports medicine allografts, an increase of $7 from the distribution of cardiovascular tissues, and a decrease of $783 from the distribution of general orthopedic allografts. Other revenues increased by $366 to $1,964 for the year ended December 31, 2001 compared to $1,598 for the year ended December 31, 2000.

Costs of Processing and Distribution.    Costs of processing and distribution increased by $8,392, or 27.0%, to $39,455 for the year ended December 31, 2001 from $31,063 for the year ended December 31, 2000. As a percentage of net revenues, these costs increased from 53.6% for the year ended December 31, 2000 to 58.4% for the year ended December 31, 2001. This increase was attributable primarily to fourth quarter adjustments we made to writeoff our inventory by $2,300 in 2001.

Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses increased by $18,288, or 103.5%, to $35,962 for the year ended December 31, 2001 from $17,674 for the year ended December 31, 2000. A significant portion of this increase was due to an increase in bad debt expense for 2001 of $6,200, $5,800 of which was taken in the fourth quarter specifically related to disputed invoices with several customers, compared to $566 for 2000. Other increases in 2001 compared to 2000 included an increase in distributor commissions of $3,400, primarily for the distribution of other processed tissue; consulting expense related to governmental and public relations of $2,400, including expenses relating to the FDA’s review of our BioCleanse™ process and to regulatory actions taken by the State of Florida; expenses related to the hiring of additional marketing and administrative staff to support our growing business of $1,800; legal expense related to ongoing and new legal proceedings of $1,300; and depreciation expense of $783 for building and equipment placed into service during the year. In addition, ATC, acquired in August 2000, contributed $987 to the above increases. As a percentage of net revenues, marketing, general and administrative expenses increased from 30.5% for the year ended December 31, 2000 to 53.2% for the year ended December 31, 2001. Management is currently in the process of evaluating alternative actions to reduce the amount of marketing, general and administrative expenses incurred in the future.

Research and Development Expenses.    Research and development expenses increased by $239, or 10.0%, to $2,631 for the year ended December 31, 2001 from $2,392 for the year ended December 31, 2000. This increase was due primarily to an increase in staffing and in consulting fees. We expense all research and development costs as incurred. As a percentage of net revenues, research and development expenses decreased from 4.1% for the year ended December 31, 2000 to 3.9% for the year ended December 31, 2001. This decrease was due to an increase in net revenues without a commensurate increase in research and development expenses.

Interest Income and Expense—Net.    Net interest income for the year ended December 31, 2001 was $1,207 compared to $773 for the year ended December 31, 2000. This increase was due to proceeds from our initial public offering, which occurred in August of 2000, being invested in interest-bearing accounts for a longer time period during the year ended December 31, 2001 than during the year ended December 31, 2000.

Income Taxes.    Income tax benefit for the year ended December 31, 2001 was $3,786, compared to income tax expense of $3,117 for the year ended December 31, 2000. As a percentage of loss before income taxes, income tax benefit was 40.7% for the year ended December 31, 2001; as a percentage of income before income taxes, income taxes were 41.1% for the year ended December 31, 2000. These percentages are higher than the statutory rate due to a combination of our research and development income tax credit, and deferred compensation expense, which is not an allowable deduction for income tax purposes.

Liquidity and Capital Resources

Equity Financing.

On November 26, 2002, we completed a private placement of our common stock resulting in net proceeds to us of approximately $25,683. We sold 3.8 million shares of common stock at $7.25 per share pursuant to a purchase agreement between us and the investors. As part of this financing, we also entered into a registration rights agreement with the investors requiring us to file a registration statement covering the resale of the shares we sold, which we have filed and which has been declared effective by the SEC. We have agreed to prepare and file any amendments and supplements to the registration statement relating to these shares as may be necessary to keep the registration statement effective until the earlier of the date all of the shares have been sold or become saleable pursuant to Rule 144(k) under the Securities Act.

Certain Commitments.

On December 19, 2002, we entered into a credit agreement with Bank of America, N.A. pursuant to which the bank advanced $15,100 to us which we used to repay $15,100 of loans from the bank that were due on December 31, 2002 and were collateralized by a lien on substantially all of our assets, including real estate. As part of this financing, all obligations under a forebearance agreement with the bank relating to our prior loans, as previously described in our public filings and in Notes 10 and 11 to our Financial Statements, have been satisfied. The credit agreement calls for quarterly interest payments at the daily floating LIBOR rate (1.44% at December 31, 2002). On December 18, 2003, all outstanding principal and unpaid interest will be due in full. Amounts owed under the credit agreement are collateralized by certain restricted deposits. We have the right to direct the investment of these restricted deposits in certain permitted investments, as defined in the credit agreement, but we do not have the right to otherwise use the restricted deposits while the loan remains outstanding. The credit agreement contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, we must have a consolidated leverage financial ratio no greater than 3.0 to 1.0 as of December 31, 2002 and 2.5 to 1.0 as of the end of each subsequent quarter. We were in compliance with the consolidated leverage ratio at December 31, 2002.

As described in “Risk Factors” above, we are required to pay a portion of the $19,931 that we owe to Medtronic Sofamor Danek, or MSD, by March 31, 2003. Included in the amount due to MSD is $13,843 of management fees, which were withheld by us during the year. We continue to work with MSD to resolve these issues in a manner that addresses the needs of the two companies. While there can be no assurance that we will be successful in doing so, we are confident that a satisfactory arrangement will be reached.

Cash Flows.

Our net cash provided by operating activities was $6,466 for the twelve months ended December 31, 2002 compared to net cash used in operating activities of $4,394 for the twelve months ended December 31, 2001, an increase of $10,860. During the twelve months ended December 31, 2002, cash was provided by a decrease in accounts receivable of $8,501, an increase in accounts payable of $4,488 and a decrease in income taxes receivable of $1,406. The decrease in accounts receivable was primarily the result of our new contract with MSD. As described in more detail above, effective November 1, 2002, under our new agreement we no longer will receive the gross revenues with respect to allografts distributed by MSD (with a corresponding charge for distribution fees payable to MSD) but instead we are paid a license fee by MSD with respect to distribution activities. The increase in accounts payable was primarily attributable to an increase of $948 in management fees payable to MSD to a total of $19,931 at December 31, 2002, of which $11,736 relates to certain accounts receivable and will be paid to MSD when we receive full payment from the customer. While under our new agreement with MSD, we may be required to pay a portion of the remaining amount we owe to MSD by March 31, 2003, we continue to work with MSD to structure repayment terms that address the needs of the two companies. See “Overview” above for a description of our new contract with MSD.

During the twelve months ended December 31, 2002, primary uses of cash were a net loss of $13,505, a decrease in accrued expenses of $2,227, an increase in other assets of $2,383, which consisted primarily of a $2,211 deposit required by our leasing company as additional security under a capital lease, and an increase in deferred tax benefit of $572. Significant non-cash adjustments to operating activities for the twelve months ended December 31, 2002 included depreciation and amortization expense of $3,226, a loss on asset abandonment and write-off of capitalized patent and trademark expenses of $3,098, a derivative loss of $2,029, litigation settlement of $2,000, deferred stock-based compensation and nonqualified option expense of $1,507 and inventory writedowns of $1,417. The derivative loss primarily relates to a change in the market value of the interest rate swap agreement as described in more detail under “Results of Operations” above.

Our net cash used in investing activities for the twelve months ended December 31, 2002 was $15,658, compared to $28,433 for the twelve months ended December 31, 2001, a decrease of $12,775. During the twelve months ended December 31, 2002, we concluded the construction of our new manufacturing and administrative buildings. Cash used for construction in process for the twelve months December 31, 2002 was $14,361 compared to $19,242 for the twelve months ended December 31, 2001.

Net cash provided by financing activities for the twelve months ended December 31, 2002 was $5,499, compared to $11,387 for the twelve months ended December 31, 2001, a decrease of $5,888. In addition, as described above, on December 19, 2002, we entered into a $15,100 credit agreement with Bank of America. The proceeds from this loan were used to repay a construction loan for $12,550 and a term loan of $2,438. Net proceeds from our private placement of common stock described above were $25,683, of which $18,510 currently serves as collateral under our credit agreement with Bank of America.

As of December 31, 2002, we had $9,811 of cash and cash equivalents and $18,510 of cash which is restricted as collateral under our new credit agreement described above. As of March 7, 2003, our cash and cash equivalents was $3,696 and $18,648 of cash restricted as collateral. We are in the process of identifying and pursuing various financing opportunities. We believe that our working capital as of December 31, 2002, together with working capital we anticipate generating during 2003, will be adequate to fund our operations for at least the next 12 months.

Impact of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and processing tools and supplies. We do not believe that the relatively low rates of inflation experienced in the United States since the time we began operations have had any material effect on our business.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We use a mix of debt maturities along with variable-rate debt and derivative financial instruments (an interest rate swap) to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2003. However, we cannot assure that interest rates will not significantly change in 2003. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Our interest rate swap arrangement involves the exchange of variable interest rate payments, based on LIBOR, without exchanging the notional principal amount. Payments or receipts on the agreement are recorded as adjustments to interest expense.

At December 31, 2002, we had an outstanding swap agreement maturing April 2, 2007, with a notional amount of $15,760. Under the agreement, we receive LIBOR and pay a fixed interest rate of 5.99%. The counter party to this swap arrangement is a major financial institution. At December 31, 2002, we would have paid $1,996 to terminate this agreement. An increase of 1.0% in the yield curve would not result in an increased penalty to us and our interest rate would still be equal to 5.99%.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data required in this item are set forth at the pages indicated in Item 15(a)(1).

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption “Directors and Executive Officers” in our definitive proxy statement to be used in connection with our 2003 Annual Meeting of Stockholders is incorporated by reference.

Item 11.    EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive Compensation” in our definitive proxy statement to be used in connection with our 2003 Annual Meeting of Stockholders is incorporated by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption “Beneficial Ownership of Common Stock by Certain Stockholders and Management” in our definitive proxy statement to be used in connection with our 2003 Annual Meeting of Stockholders is incorporated by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be used in connection with our 2003 Annual Meeting of Stockholders is incorporated by reference.

Item 14.    CONTROLS AND PROCEDURES.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	(1) Financial Statements:

See “Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule” on page F-1, the Independent Auditors’ Report on page F-2 and the Consolidated Financial Statements on pages F-3 to F-26, all of which are incorporated herein by reference.

(2)    Financial Statement Schedule:

The following consolidated financial statement schedule is filed as part of this Report:

Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000.

All other schedules have been omitted because they are not applicable.

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

4.3	Specimen Stock Certificate.[1]

4.4	Purchase Agreement, dated November 26, 2002, among the Regeneration Technologies, Inc. and the Investors listed on the signature page thereto. [7]

4.5	Registration Rights Agreement, dated November 26, 2002, among Regeneration Technologies, Inc. and the Investors listed on the signature page thereto. [7]

10.1	Program Transfer Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1]†

10.2	Tissue Recovery Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1]†

10.3	Exclusive Distributorship Agreement between Regeneration Technologies, Inc. and C.R. Bard, Inc., dated June 6, 1998.[1]†

10.4	Exclusive License Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc. and Exactech, Inc., dated April 22, 1997, as amended.[1]†

10.5	Exclusive Distribution and License Agreement, effective as of June 1, 2002, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.[6]†

10.6	Master Lease Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc., and American Equipment Leasing, dated January 23, 1998.[1]

10.7	Purchase Contract between Regeneration Technologies, Inc. and Echelon International Corp., dated January 31, 2000, as amended.[1]

10.8	Lease between Echelon International Corp. and Regeneration Technologies, Inc., dated February 4, 2000.[1]

10.9	Sublease between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc., dated February 12, 1998.[1]

10.10	Lease between Regeneration Technologies, Inc. and First Street Group L.C., dated June 14, 1999.[1]

10.11	Lease agreement between Georgia Tissue Bank Inc. and Charles P. Garrison, dated November 1, 1999.[1]

10.12	Employment Agreement between Regeneration Technologies, Inc. and James M. Grooms, dated February 9, 1998.[1]

10.13	Employment Agreement between Regeneration Technologies, Inc. and Richard R. Allen, dated February 13, 1998.[1]

10.14	Employment Agreement between Regeneration Technologies, Inc. and Frederick C. Preiss, dated November 25, 1998.[1]

10.15	Employment Agreement between Regeneration Technologies, Inc. and Thomas Brewer, dated June 15, 1998.[1]

10.16	Employment Agreement between Regeneration Technologies, Inc. and James P. Abraham, dated November 28, 1998.[1]

10.17	Employment Agreement between Regeneration Technologies, Inc. and Nancy R. Holland, dated February 13, 1998.[1]

10.18	Omnibus Stock Option Plan.[1]

10.19	Year 2000 Compensation Plan.[1]

10.20	Form of Indemnification Agreement between Regeneration Technologies, Inc. and its directors and executive officers.[1]

10.21	Line of Credit Agreement between Regeneration Technologies, Inc. and Bank of America, N.A., dated September 1999.[1]

10.22	Mortgage between Regeneration Technologies, Inc. and Bank of America, N.A., dated March 30, 2000.[1]

10.23	Promissory Note issued by Regeneration Technologies, Inc. to Bank of America, N.A., dated March 30, 2000.[1]

10.24	Management Services Agreement between Regeneration Technologies, Inc. and Allograft Resources of Wisconsin, Inc., dated June 15, 1998.[1]†

10.25	Shaft Recovery and Service Reimbursement Agreement between Regeneration Technologies, Inc. and Tutogen Medical, Inc., dated September 29, 1998.[1]†

10.26	Employment Agreement between Regeneration Technologies, Inc. and David R. Bilyeu, dated September 19, 2000.[2]

10.27	Construction Loan Agreement by and between Regeneration Technologies, Inc. and Bank of America, N.A., dated April 2, 2001.[3]

10.28	Promissory Note issued by Regeneration Technologies, Inc. to Bank of America, N.A., dated April 2, 2001.[3]

10.29	Loan Agreement by and between Regeneration Technologies, Inc. and Bank of America, N.A., dated as of April 17, 2001.[3]

10.30	Security Agreement by and between Regeneration Technologies, Inc. and Bank of America, N.A., dated April 17, 2001.[3]

10.31	Renewal Promissory Note issued by Regeneration Technologies, Inc. to Bank of America, N.A., dated April 17, 2001.[3]

10.32	Tax Indemnity Agreement by and between Regeneration Technologies, Inc. and Bank of America, N.A., dated April 17, 2001.[3]

10.33	Employment Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated November 30, 2001. [4]

10.34	Incentive Stock Option Grant Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated December 3, 2001. [4]

10.35	Separation Agreement and Release between Regeneration Technologies, Inc. and Jamie M. Grooms, dated June 17, 2002. [5]

10.36	$15,100,000 Credit Agreement, dated December 19, 2002, between Regeneration Technologies, Inc. and Bank of America, N.A.

21	Subsidiaries of the Registrant. [4]

23.1	Independent Auditors’ Consent.

99.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 Sarbanes-Oxley Act of 2002.

99.2	Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-35756).
[2]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.
[3]	Incorporated by reference our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
[4]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
[5]	Incorporated by reference our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
[6]	Incorporated by reference our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
[7]	Incorporated by reference to our Current Report on Form 8-K filed on December 2, 2002.
†	Confidentiality requested, confidential portions have been omitted and filed separately with the Commission, as required by Rule 406(B) of the Securities Act of 1933.

(b)    Reports on Form 8-K:

(1)	Report on Form 8-K, filed October 7, 2002, attaching a press release announcing that the Company has entered into a 90-day extension of its forbearance agreement and the maturity date of its loans with its commercial lender, Bank of America, N.A.

(2)	Report on Form 8-K, filed November 27, 2002, attaching a press release announcing the completion of a private placement of the Company’s common stock resulting in net proceeds of approximately $25.8 million to the Company.

(3)	Report on Form 8-K, filed December 2, 2002, announcing the completion of a private placement of the Company’s common stock resulting in net proceeds of approximately $25.8 million to the Company and attaching the related agreements as exhibits.

(4)	Report on Form 8-K, filed December 24, 2002, attaching press releases announcing that (1) the appointment of Brian K. Hutchison as chairman of the Board of Directors, as well as additional executive appointments and (2) the signing of a $15.1 million credit agreement with Bank of America, N.A.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Regeneration Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Regeneration Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive (loss) income, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Regeneration Technologies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

February 7, 2003

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$9,811	$13,504
Restricted deposits	18,510	—
Accounts receivable—less allowances of $4,748 in 2002 and $6,890 in 2001	14,082	21,695
Inventories	28,626	29,283
Prepaid and other current assets	2,649	3,523
Deferred tax assets—current	3,134	5,416

Total current assets	76,812	73,421
Property, plant and equipment—net	50,575	36,122
Deferred tax assets	2,789	—
Other assets—net	11,014	9,157

	$141,190	$118,700

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$26,526	$22,038
Accrued expenses	7,137	7,365
Current portion of deferred revenue	447	297
Notes payable	15,100	15,345
Current portion of long-term debt	1,850	688

Total current liabilities	51,060	45,733
Long-term debt—less current portion	2,266	658
Deferred tax liabilities	—	27
Derivative liabilities	1,996	763
Deferred revenue	3,246	3,735

Total liabilities	58,568	50,916

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 26,209,378 and 22,058,695 shares issued and outstanding, respectively	26	22
Additional paid-in capital	99,235	72,166
Accumulated deficit	(15,733)	(2,228)
Accumulated other comprehensive loss	—	(443)
Deferred compensation	(892)	(1,719)
Less treasury stock, 133,296 and 131,376 shares, respectively	(14)	(14)

Total stockholders’ equity	82,622	67,784

	$141,190	$118,700

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Fees from tissue distribution	$116,974	$138,762	$120,905
Other revenues	1,516	1,964	1,598

Total revenues	118,490	140,726	122,503
Management services fees	49,430	73,176	64,572

Net revenues	69,060	67,550	57,931
Costs of processing and distribution	44,879	39,455	31,063

Gross profit	24,181	28,095	26,868

Expenses:
Marketing, general and administrative	29,236	35,962	17,674
Research and development	2,460	2,631	2,392
Litigation settlement	2,000	—	—
Asset abandonments	3,098	—	—
Restructuring	1,352	—	—

Total expenses	38,146	38,593	20,066

Operating (loss) income	(13,965)	(10,498)	6,802

Equity in income of unconsolidated subsidiary	—	—	1

Other (expense) income:
Interest expense	(2,758)	(106)	(434)
Interest income	186	1,313	1,207

Total other (expense) income—net	(2,572)	1,207	773

(Loss) income before income tax benefit (expense)	(16,537)	(9,291)	7,576
Income tax benefit (expense)	3,032	3,786	(3,117)

Net (loss) income	(13,505)	(5,505)	4,459

Other comprehensive income (loss), net of tax:
Unrealized derivative income (loss)	443	(344)	—

Comprehensive (loss) income	$(13,062)	$(5,849)	$4,459

Net (loss) income per common share—basic	$(0.60)	$(0.25)	$0.42

Net (loss) income per common share—diluted	$(0.60)	$(0.25)	$0.22

Weighted average shares outstanding—basic	22,434,436	21,760,596	10,639,884

Weighted average shares outstanding—diluted	22,434,436	21,760,596	20,343,214

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock			Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Due from Stockholder- net of due to Stockholder	Treasury Stock	Total
	A	B	C
Balance, January 1, 2000	$2	$6,580	$10,000	$4	$444	$(1,182)	$—	$(400)	$(4)	$(6)	$15,438
Issuance of common stock options	—	—	—	—	2,774	—	—	(2,774)	—	—	—
Issuance of common stock in initial public offering	—	—	—	4	49,471	—	—	—	—	—	49,475
Issuance of common stock for the purchase of Alabama Tissue Center	—	—	—	—	3,500	—	—	—	—	—	3,500
Conversion of preferred stock to common stock	(2)	(6,580)	(10,000)	14	16,568	—	—	—	—	—	—
Purchased and forfeited treasury stock	—	—	—	—	(3)	—	—	8	—	(8)	(3)
Conversion of note payable to common stock	—	—	—	—	250	—	—	—	—	—	250
Amounts advanced to stockholder	—	—	—	—	—	—	—	—	(5,837)	—	(5,837)
Payments received from stockholder	—	—	—	—	—	—	—	—	5,841	—	5,841
Stock issuance costs	—	—	—	—	(1,450)	—	—	—	—	—	(1,450)
Vested deferred compensation	—	—	—	—	—	—	—	803	—	—	803
Net income	—	—	—	—	—	4,459	—	—	—	—	4,459

Balance, December 31, 2000	—	—	—	22	71,554	3,277	—	(2,363)	—	(14)	72,476
Stock issuance costs	—	—	—	—	(22)	—	—	—	—	—	(22)
Issuance of common stock options	—	—	—	—	478	—	—	(478)	—	—	—
Exercise of common stock options	—	—	—	—	394	—	—	—	—	—	394
Exercise of warrants	—	—	—	—	31	—	—	—	—	—	31
Purchased and forfeited treasury stock	—	—	—	—	1	—	—	(1)	—	—	—
Vested deferred compensation	—	—	—	—	(270)	—	—	1,123	—	—	853
Accumulated other comprehensive income including transition adjustment	—	—	—	—	—	—	(443)	—	—	—	(443)
Net loss	—	—	—	—	—	(5,505)	—	—	—	—	(5,505)

Balance, December 31, 2001	—	—	—	22	72,166	(2,228)	(443)	(1,719)	—	(14)	67,784
Issuance of common stock	—	—	—	4	27,546	—	—	—	—	—	27,550
Stock issuance costs	—	—	—	—	(1,867)	—	—	—	—	—	(1,867)
Issuance of common stock options	—	—	—	—	51	—	—	(51)	—	—	—
Exercise of common stock options	—	—	—	—	710	—	—	—	—	—	710
Vested deferred compensation	—	—	—	—	629	—	—	878	—	—	1,507
Accumulated other comprehensive income	—	—	—	—	—	—	443	—	—	—	443
Net loss	—	—	—	—	—	(13,505)	—	—	—	—	(13,505)

Balance, December 31, 2002	$—	$—	$—	$26	$99,235	$(15,733)	$—	$(892)	$—	$(14)	$82,622

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$(13,505)	$(5,505)	$4,459
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,226	2,630	1,674
Provision for bad debts	(652)	6,221	566
Provision for inventory writedowns	1,417	2,394	891
Provision for product returns	(236)	357	411
Amortization of deferred revenue	(339)	(286)	(225)
Deferred income tax benefit	(572)	(2,602)	(489)
Deferred stock-based compensation and nonqualified option expense	1,507	1,123	815
Deferred revenue	—	350	40
Derivative loss	2,029	—	—
Litigation settlement	2,000	—	—
Loss on asset abandonment	2,680	—	—
Write-off of capitalized patent and trademark expenses	418	—	—
Changes in assets and liabilities—cash provided by (used in):
Accounts receivable	8,501	(1,001)	(12,690)
Product and supply inventories	(761)	(8,235)	(7,407)
Income taxes receivable	1,406	—	—
Prepaid and other current assets	(531)	(510)	(472)
Other assets	(2,383)	(593)	(466)
Accounts payable	4,488	(398)	968
Accrued expenses	(2,227)	1,661	2,712

Net cash provided by (used in) operating activities	6,466	(4,394)	(9,213)

Cash flows from investing activities:
Purchase of property, plant and equipment	(15,658)	(23,183)	(10,345)
Investment in Organ Recovery Systems, Inc.	—	(5,250)	—

Net cash used in investing activities	(15,658)	(28,433)	(10,345)

Cash flows from financing activities:
Proceeds from stock offering	27,550	—	49,475
Stock issuance costs	(1,867)	(22)	(1,450)
Proceeds from exercise of stock options	710	155	—
Payment made to terminate swap agreement	(260)	—	—
Proceeds from mortgage obligation	—	—	2,800
Advances under construction loan	—	12,790	—
Payments on capital lease and note obligations	(17,224)	(1,532)	(1,062)
Amounts advanced to stockholder	—	(4)	(5,837)
Payments received from stockholder	—	—	5,845
Line of credit borrowings (payments)—net	—	—	(2,787)
Proceeds of issuance of term loan	15,100	—	—
Restricted deposits	(18,510)	—	—
Purchase of treasury stock	—	—	(18)

Net cash provided by financing activities	5,499	11,387	46,966

Net (decrease) increase in cash and cash equivalents	(3,693)	(21,440)	27,408
Cash and cash equivalents, beginning of period	13,504	34,944	7,536

Cash and cash equivalents, end of period	$9,811	$13,504	$34,944

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(In thousands, except share and per share data)

1.    Business

Regeneration Technologies, Inc. (“RTI”), and its subsidiaries (collectively, the “Company”) process human tissue received from various tissue recovery agencies. The processing transforms the tissue into either conventional or precision tooled allografts, some of which are patented. These allografts are distributed domestically and internationally, for use in spinal vertebrae repair (exclusively distributed by Medtronic Sofamor Danek), musculoskeletal reconstruction and fracture repair. The processed tissue includes cortical dowels, cervical implants, cortical bone interference screws, bone paste grafts and cardiovascular tissue of heart valves, veins, and arteries.

2.    Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of RTI and its wholly owned subsidiaries, Georgia Tissue Bank, Alabama Tissue Center, Biological Recovery Group, RTI Devices, Inc., and RTI Donor Services, Inc., formerly United States Allograft Network, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers all funds in banks and short-term investments with an original maturity of three months or less to be cash and cash equivalents.

Restricted Deposits—At December 31, 2002, the Company had $18,510 on deposit with a commercial bank in satisfaction of the collateral requirements contained in a credit agreement. In accordance with the credit agreement, the Company has the right to direct the investment of the restricted funds in certain permitted investments, as defined in the credit agreement, but has no right to the restricted deposits while the loan remains outstanding. All restricted deposits were invested in cash and cash equivalents as of December 31, 2002. The restricted deposits serve as collateral under the credit agreement, which matures in less than one-year, and therefore have been classified as current assets in the consolidated balance sheets.

Inventories—Implantable donor tissue inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Inventory writedowns are recorded for unprocessed donor tissue based on the estimated amount of inventory that will not pass the quality control process based on historical data, and the amount of inventory that is not readily saleable, unusable or slow moving. In addition, inventory writedowns are estimated for tissue in process inventory that is not readily saleable or unusable. Any inventory deemed to be obsolete are included in the writedown at the time the determination is made.

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

Buildings	25 years
Building improvements and leasehold improvements	8 to 10 years
Processing equipment	8 to 10 years
Office equipment, furniture and fixtures	5 to 7 years
Computer hardware and software	3 years

Software Development Costs—Included in property, plant and equipment are costs related to internally-developed and purchased software that are capitalized. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software.

Investment in Organ Recovery Systems, Inc.—The Company accounts for its investment in preferred shares of stock issued by Organ Recovery Systems, Inc. (“ORS”) under the cost method as the Company does not exhibit control over ORS. At December 31, 2002, the cost of this investment approximated fair value.

Research and Development Costs—Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2002, 2001 and 2000 were $2,460, $2,631 and $2,392, respectively.

Revenue Recognition—Revenue is recognized at the time the Company ships the processed tissue for implant, or upon receipt by the customer in accordance with the Company’s distribution agreements. Revenue for consignment inventory is recognized when the tissue is transferred from the Company’s consignment inventory locations for implant. Effective November 1, 2002, revenues no longer reflect a management service fee as these fees are no longer included in the Company’s distribution agreements. However, revenues will still be reported gross of any management services fees the Company incurred related to the distribution of its products designated for spinal vertebrae repair through its exclusive distribution agreement with Medtronic Sofamor Danek. Other revenues are recognized when all significant contractual obligations have been satisfied.

The Company permits returns of tissue in accordance with the terms of contractual agreements with customers if the tissue is returned in a timely manner, in unopened packaging and from the normal channels of distribution. Allowances for returns are provided based upon analysis of the Company’s historical patterns of returns matched against the sales from which they originated.

A $4,500 nonrefundable, up-front fee received from Medtronic Sofamor Danek (“MSD”) in the period ended December 31, 1998 was deferred and is being recognized as revenue on a straight-line basis over the 12 year life (originally 20 year life) of the exclusive management services agreement with MSD. This revenue is recorded in other revenues which is shown in the consolidated statements of operations in net revenues.

Income Taxes—The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

Stock-Based Compensation Plans—The Company accounts for stock-based compensation under the intrinsic value method as permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has disclosed pro forma net income and earnings per share amounts using the fair value based method as required by Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation.

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

	Year Ended December 31,
	2002	2001	2000
Basic shares	22,434,436	21,760,596	10,639,884
Effect of dilutive securities:
Stock options	—	—	1,253,005
Conversion of preferred stock	—	—	8,450,325

Diluted shares	22,434,436	21,760,596	20,343,214

Options to purchase approximately 3,495,881 and 3,350,541 shares of common stock at prices ranging from $1.30 to $14.95 per share were outstanding as of December 31, 2002 and 2001, respectively, but were not included in the computation of diluted EPS for the years ended December 31, 2002 or 2001 because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported. Options to purchase approximately 820,752 shares of common stock at prices ranging from $11.75 to $14.00 per share were outstanding as of December 31, 2000 but were not included in the computation of diluted EPS for the year ended December 31, 2000 because the options’ exercise prices were greater than the average market price of the common shares.

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

Impairment of Long-Lived Assets—Periodically, the Company evaluates the recoverability of the net carrying amount of its property, plant and equipment and its intangible assets by comparing the carrying amounts to the estimated future undiscounted cash flows. If the sum of the estimated future undiscounted cash flows were less that the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount.

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

Financial Instruments—The Company uses derivative financial instruments in the management of its interest rate exposure. The Company records all derivatives on the balance sheet at fair value. Changes in the derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (OCI) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings as interest expense. The Company does not use derivative financial instruments for trading or speculative purposes.

New Accounting Standards—On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement is effective for fiscal years beginning after December 15, 2001. This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that has been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Adoption of this statement did not have an effect on the Company’s consolidated results of operations or financial position.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, (“EITF No. 94-3”) Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for costs associated with an exit or disposal activity be recognized at fair value when the liability is incurred, not at the date of an entity’s commitment to an exit plan as previously specified by EITF No. 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material effect on Company’s consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, which amended SFAS 123, providing alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure provisions of SFAS 123, to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, the statement amends Accounting Principles Board (APB) Opinion No 28, Interim Financial Reporting, to require disclosure about those effects in a company’s interim financial information. The disclosure requirements of this statement are effective for fiscal years ending after December 15, 2002; therefore, the Company has complied with all related disclosure requirements in the current year.

In November 2002, the FASB issued FASB Interpretation No. 45 Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of indebtedness of Others (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 will not have a material effect on the Company’s consolidated financial statements and will be applied prospectively.

In January 2003, the FASB issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (FIN 46). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 will not have a material effect on the Company’s consolidated financial statements.

Reclassifications—Certain amounts in the 2001 and 2000 consolidated financial statements, as previously reported, have been reclassified to conform to the 2002 presentation. In particular, the Company began reclassifying grant revenue previously offset against research and development expenses to other revenues.

3.    Goodwill and Other Intangible Assets

In June 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets, including those recorded in past business combinations, ceased upon adoption of this statement. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. Upon adoption, the Company performed the transitional impairment test and determined that no impairment of goodwill existed. The Company has one reporting unit, and therefore, utilized the fair value of its common stock for estimating the fair value of its reporting unit. A reconciliation of previously reported net (loss) income and (loss) earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Year Ended December 31,
	2002	2001	2000
Reported net (loss) income	$(13,505)	$(5,505)	$4,459
Add: Goodwill amortization net of income tax	—	197	64

Pro forma net (loss) income	$(13,505)	$(5,308)	$4,523

Net (loss) income per common share—basic:
Reported net (loss) income	$(0.60)	$(0.25)	$0.42
Goodwill amortization, net of income tax	—	0.01	0.01

Pro forma net (loss) income	$(0.60)	$(0.24)	$0.43

Net (loss) income per common share—diluted:
Reported net (loss) income	$(0.60)	$(0.25)	$0.22
Goodwill amortization, net of income tax	—	0.01	—

Pro forma net (loss) income	$(0.60)	$(0.24)	$0.22

The carrying value of goodwill, net of accumulated amortization, did not change for the year ended December 31, 2002, which was $2,613 and is recorded as a component of noncurrent other assets—net in the consolidated balance sheets.

The following table reflects the components of other intangible assets which are recorded as a component of noncurrent other assets—net in the consolidated balance sheets:

	December 31,
	2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Patents	$834	$125	$968	$82
Trademarks	80	6	60	3

Total	$914	$131	$1,028	$85

Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $54, $249 and $77, respectively. Management estimates amortization expense of $56 for the next five years.

4.    Inventories

Inventories by stage of completion are as follows:

	December 31,
	2002	2001
Unprocessed donor tissue	$6,225	$4,867
Tissue in process	13,556	13,117
Implantable donor tissue	7,537	10,067
Non-tissue inventory for resale	—	99
Supplies	1,308	1,133

	$28,626	$29,283

5.    Property, Plant and Equipment

Property, plant and equipment are as follows:

	December 31,
	2002	2001
Land	$850	$850
Buildings and improvements	39,431	3,613
Construction in process	—	21,452
Production equipment	7,259	6,007
Leasehold improvements	812	827
Office equipment, furniture and fixtures	839	744
Computer hardware and software	2,986	5,001
Equipment under capital leases	6,294	2,644

	58,471	41,138
Less accumulated depreciation and amortization	7,896	5,016

	$50,575	$36,122

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets once they are placed in service. Total interest costs, including interest on capital leases and derivative investments, for the years ended December 31, 2002, 2001 and 2000 was $2,066, $662 and $507, and of that $1,597, $556 and $73 was capitalized to construction in process, respectively.

6.    Other Assets

Other assets are as follows:

	December 31,
	2002	2001
Patents and trademarks	$914	$1,028
Construction loan costs	—	199
Deposits	2,340	152
Goodwill	2,875	2,875
Investment in Organ Recovery Systems, Inc.	5,250	5,250
Other	28	—

	11,407	9,504
Less accumulated amortization	393	347

	$11,014	$9,157

Patents and trademarks are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful life. Patents and trademarks are recorded net of accumulated amortization of $131 and $85 at December 31, 2002 and 2001, respectively.

7.    Investment in Organ Recovery Systems, Inc.

On November 2, 2001 the Company purchased 1,285,347 shares of convertible preferred stock issued by Organ Recovery Systems, Inc. (“ORS”), a privately held company, at a price of $3.89 per share. ORS is organized for the purpose of advancing organ transplantation technology. The Company invested in ORS to continue its commitment to the promotion of effective use and distribution of human tissue. The purchase was paid for in cash and recorded at a total cost of $5,250.

Realization of the Company’s investment in ORS is dependent upon ORS’s successful execution of its operational strategies and the continued industry acceptance of its current and future product developments. In late 2002, ORS raised additional equity at a price equal to what the Company paid for its shares of preferred stock. Accordingly, management of the Company believes there has been no impairment of the Company’s investment.

8.    Asset Purchases

On August 21, 2000, RTI acquired substantially all of the existing assets and liabilities of a division of the University of Alabama Health Services Foundation (“UAHSF”), which had been doing business as the Alabama Tissue Center (“ATC”) in Birmingham, Alabama. The acquisition was financed by a cash payment of $250 and the issuance of 250,000 shares of the Company’s common stock, valued at $3,500. The Company may be required to make an additional cash payment of $250 upon the achievement of certain milestones prior to December 31, 2004. The total initial consideration of $3,750 plus legal fees associated with the transaction amounted to a total initial investment of $3,767. The purpose of the transaction was to expand the business of RTI into the use of cryopreservation technology for cardiovascular tissue.

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

The unaudited pro forma results assuming ATC had been acquired on January 1, 2000, including pro forma adjustments for amortization of goodwill and income taxes, are approximately as follows:

Year Ended December 31, 2000
Total revenues	$123,800
Net income	4,300
Net income per share—diluted	$0.21

9.    Notes Payable

Notes payable are as follows:

	Year Ended December 31,
	2002	2001
2002 term loan	$15,100	$—
Construction loan	—	12,790
2000 term loan	—	2,555

	$15,100	$15,345

On December 19, 2002, the Company entered into a credit agreement with a commercial bank pursuant to which the bank advanced $15,100 to the Company which was used to repay $15,100 of loans from the bank that were due on December 31, 2002 and were collateralized by a lien on substantially all of the Company’s assets, including real estate. As part of this financing, all obligations under a forebearance agreement relating to the Company’s prior loans with the bank have been satisfied. The credit agreement calls for quarterly interest payments at the daily floating LIBOR rate (1.44% at December 31, 2002). At the end of the one-year agreement, or December 18, 2003, all outstanding principal and accrued and unpaid interest are due in full. Amounts owed under the credit agreement are collateralized by the restricted deposits. The Company has the right to direct the investment of these restricted deposits in certain permitted investments, as defined in the credit agreement, but has no right to otherwise use the restricted deposits while the loan remains outstanding. The credit agreement contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must have a consolidated leverage financial ratio no greater than 3.0 to 1.0 as of December 31, 2002 and 2.5 to 1.0 as of the end of each subsequent quarter. We were in compliance with the consolidated leverage financial ratio at December 31, 2002.

On April 2, 2001, the Company entered into a $16,000 long term construction loan agreement with a commercial bank for the construction of new manufacturing and administrative buildings. This loan was repaid as described above and the loan agreement terminated. Under the construction loan agreement, monthly interest only payments, at a rate of LIBOR plus 2.0%, were due through April 2002. The agreement provided for monthly principal payments (ranging from $30 to $40) plus interest due beginning in May 2002 through March 2007, at which time the outstanding principal and accrued and unpaid interest was to be payable in full. Under the original loan, the applicable margin in excess of LIBOR would vary from 1.5% to 2.5% based on the level of the debt ratio. The construction loan was collateralized by the property financed with the loan including the land and buildings, as well as fixtures, leases and rents. The construction loan agreement contained various restrictive covenants which limited, among other things, mergers, liens, indebtedness and dispositions of assets. In addition, the Company was required to satisfy certain financial ratios covenants. The Company also entered into an interest rate swap agreement with a commercial bank which was intended to fix the interest rate on the construction loan at 7.49% per year if the Company’s debt ratio were maintained from April 2002 through March 2007. On December 19, 2002, all amounts due and payable under this construction term loan were paid in full.

The Company entered into a $2,800 term loan with a commercial bank on March 30, 2000 which was collateralized by two buildings then occupied by the Company, 6.19 acres of land on which those buildings are situated, 20.82 additional acres on which construction of new facilities is being completed, and rents, as defined. Interest on the term loan originally was 30-day LIBOR plus 1.5%. The term loan contained various restrictive covenants, which limited among other things, the Company’s ability to enter into leases, incur indebtedness, make loans, and make acquisitions. This loan also was repaid as described above and the loan agreement terminated. On March 30, 2001, the Company entered into a swap agreement with a commercial bank which was intended to fix the interest rate on the term loan at 8.35% until the 30-day LIBOR were determined to be greater than or equal to 8%, at which time the interest rate would revert to the 30-day LIBOR plus 1.5%. On December 20, 2002, the Company paid $260 to terminate this swap agreement, which is recorded as part of interest expense in the accompanying consolidated statements of operations and comprehensive (loss) income.

10.    Long-term Debt

Long-term debt is as follows:

	Year Ended December 31,
	2002	2001
Capital leases	$4,116	$1,346
Less current portion	1,850	688

Long-term portion	$2,266	$658

Contractual maturities of long-term debt are as follows:

2003	$1,850
2004	1,680
2005	573
2006	8
2007	5

$4,116

The capital leases have interest rates ranging from 5.83% to 20.65%, are collateralized by the related equipment, and are due at various dates through 2007.

The Company had a $10.0 million revolving line of credit facility with a commercial bank which was cancelled in April 2002. The line of credit facility permitted the Company to borrow on a revolving basis. This facility was secured by the Company’s accounts receivable, inventories, cash and cash equivalents, certain general intangibles (excluding copyrights, trademarks, trade names and service marks) and goodwill, revenues, income and receipts. The line of credit was utilized for the purpose of supporting accounts receivable. The line of credit agreement contained various restrictive covenants, which limited among other things, the Company’s ability to incur indebtedness, make loans, make acquisitions, pay dividends and make stock purchases. In addition, the Company was required to satisfy certain financial ratios, including a debt service coverage ratio, and funded debt to earnings before interest, taxes, depreciation and amortization ratio. This agreement was also terminated when the Company entered into its current credit facility.

As of December 31, 2001, the Company was not in compliance with certain restrictive covenants, including financial ratio covenants, in its line of credit agreement, construction loan agreement and the term loan agreement with the Bank. In February 2002 the Bank notified the company that its right to borrow under the letter of credit facility was terminated. In addition, the Bank notified the Company that it had no obligation to make further advances under the construction loan agreement. Under a Forbearance Agreement, dated April 8, 2002, between the Bank and the Company (the “Forbearance Agreement”), the Bank formally canceled the line of credit facility. In addition, under the Forbearance Agreement, the interest rate on the construction loan and the term loan was fixed at prime plus 0.5%, which increased to prime plus 2% as of July 31, 2002. Under the Forbearance Agreement, as amended, the bank waived compliance with restrictive covenants through December 31, 2002, at which time all outstanding principal and interest was to be due and payable. As described above, the construction loan and term loan were repaid on December 19, 2002 with the proceeds of the Company’s current $15,100 term loan. Through December 31, 2002, the Company paid $383 to the Bank in fees related to the Forbearance Agreement.

11.    Derivatives

The following table summarizes the notional transaction amounts and fair values for outstanding derivatives at December 31, 2002 and 2001:

	December 31, 2002			December 31, 2001
	Notional Amount	Fair Value	Maturity	Notional Amount	Fair Value	Maturity
Interest rate swaps	$15,760	($1,996)	2007	$18,567	($763)	2005-2007

In April 2002, the Company entered into the Forbearance Agreement. This event caused the interest rate swaps to no longer qualify as effective hedges under relevant accounting rules since (1) the Company was required to repay these loans by December 31, 2002 and refinancing of the debt and related future cash flows were not certain; (2) interest payments through December 31, 2002, which previously were expected to be based on LIBOR, were based on the prime rate and therefore were not perfectly hedged against; and (3) the Bank determined not to provide additional funding on the construction loan and therefore a portion of the hedge was no longer required.

The net increase in fair value for the derivative liabilities of interest rate swaps for the year ended December 31, 2002 was $1,233. From December 31, 2001 to April 7, 2002, the fair value of the derivative liabilities decreased $44, which was recorded as unrealized derivative income as part of comprehensive income (loss). From April 8, 2002 to December 31, 2002, the fair value of the derivative liabilities increased $1,309, which was charged to income, as part of interest expense, since as of April 8, 2002, the swaps no longer qualified as effective hedges under relevant accounting rules. Also, during the year, the Company recognized $763, net of tax, of accumulated other comprehensive loss as a charge to income as part of interest expense, due to the accelerated amortization of the balance of the accumulated other comprehensive loss to correspond to the period covered by the extended Forbearance Agreement, which ended December 31, 2002.

12.    Income Taxes

The income tax (benefit) expense consisted of the following components:

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$(2,160)	$(1,070)	$3,091
State	(300)	(114)	515

Total current	(2,460)	(1,184)	3,606

Deferred:
Federal	(503)	(2,351)	(418)
State	(69)	(251)	(71)

Total deferred	(572)	(2,602)	(489)

Total (benefit) expense	$(3,032)	$(3,786)	$3,117

The components of the deferred tax assets and liabilities consisted of the following at December 31:

	2002		2001
	Deferred Income Tax		Deferred Income Tax
	Asset	Liability	Asset	Liability
Current:
Derivative unrealized loss	$748	$—	$321	$—
Allowance for bad debts	378	—	2,358	—
Inventory reserves	2,281	—	1,877	—
Accrued reserves	1,394	—	800	—
State taxes	19	—	60	—
Valuation allowance	(1,686)	—	—	—

Total current	3,134	—	5,416	—

Noncurrent:
Depreciation	—	(656)	—	(1,415)
Amortization	—	(551)	—	(5)
Unearned revenue	1,430	—	1,393	—
Federal net operating loss	2,261	—	—	—
State net operating loss	851	—	—	—
Research and development credit	955	—	—	—
Valuation allowance	(1,501)	—	—	—

Total noncurrent	3,996	(1,207)	1,393	(1,420)

Total	$7,130	$(1,207)	$6,809	$(1,420)

The Company has established a valuation allowance as it has not determined that it is more likely than not that $3,187 of the deferred tax asset is realizable, based upon the Company’s historical operating earnings and projected future taxable income.

As of December 31, 2002, the Company has federal net operating loss carryforwards for tax purposes of $6,650 that expire in the year 2022 as well as research and development tax credit carryforwards of $955 expiring in years beginning in 2021.

The effective tax rate differs from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2002	2001	2000
Statutory federal rate	(34.00)%	(34.00)%	34.00%
State income taxes—net of federal tax benefit	(4.72)	(2.37)	3.88
Meals and entertainment	.25	0.80	0.47
Stock compensation expense	.82	3.12	1.72
Research and experimentation credit	—	(8.37)	—
Miscellaneous	.52	0.08	1.04
Valuation allowance	18.80	—	—

Effective tax rate	(18.33)%	(40.74)%	41.11%

13.    Restructuring

The Company’s formal restructuring plan announced on April 24, 2002 has resulted in the recognition of $890 in restructuring charges through December 31, 2002, including charges for severance benefits, costs of closing its Atlanta processing facility and consulting expenses relating to development of the restructuring plan. The following table presents restructuring charges recognized through December 31, 2002:

	Accruals	Reversals	Non-cash Charges	Total Charges
Employee separation benefits	$710	$209	$0	$501
Lease obligations	80	—	—	80
Consulting	200	—	—	200
Fixed asset write-offs	—	—	69	69
Facility closure	170	130	—	40

	1,160	$339	$69	$890

Cash payments	800
Reversals	339

Balance at December 31, 2002	$21

For the year ended December 31, 2002, the Company reversed $339 in restructuring accruals which it found to be unnecessary after reviewing the actual expenses incurred and revising its estimates for these expenditures. The restructuring accrual of $21 at December 31, 2002 is included in accrued expenses in the accompanying consolidated balance sheet. Prior to announcing its formal restructuring plan on April 24, 2002, the Company incurred restructuring charges of $462 related to consulting expenses.

14.    Stockholders’ Equity

Preferred Stock—The Company has 5,000,000 shares of preferred stock authorized under its Certificate of Incorporation, none of which currently is outstanding. These shares may be issued in one or more series having such terms as may be determined by the Company’s Board of Directors.

Prior to its initial public offering, the Company had three series of preferred stock outstanding; Series A preferred stock, Series B preferred stock and Series C preferred stock. All such shares of preferred stock were converted into shares of common stock upon the consummation of the Company’s initial public offering. The Series A and Series B preferred stock were on parity with each other with respect to dividends and liquidation, and were senior to the common stock. The Series A preferred stock was recorded at its par value rather than its face and liquidation value because the issuance of the Series A preferred stock resulted from a transaction between entities under common control.

The Series A and Series B preferred stock had voting rights equal to the number of whole shares of common stock into which such shares of preferred stock could be converted. The Series A preferred stock was convertible at any time into common stock at a conversion price of $1.63 per share and the Series B preferred stock was convertible at any time into common stock at a conversion price of $1.83 per share.

The Series C preferred stock was senior to the Series A and Series B preferred stock and the common stock as to dividends and upon liquidation. The Series C preferred stock had voting rights equal to the number of whole shares of common stock into which such shares of preferred stock could be converted. The Series C preferred stock was convertible at any time into common stock at a conversion price of $5.65 per share. Holders of the Series C preferred stock were issued warrants to purchase up to 221,395 shares of common stock for a period of one year from the date of issuance at a purchase price of $5.65 per share. Under the Black Scholes model, the fair value of these warrants was determined to be approximately $400.

The Series A, Series B and Series C preferred stock automatically converted to common stock at their respective per share prices upon the closing of the Company’s initial public offering on August 10, 2000. The Series A, Series B, and Series C preferred stock were converted to 8,531,270, 3,591,130, and 1,771,152 shares of common stock, respectively. As of December 31, 2002 and 2001, there were no shares of preferred stock outstanding.

Common Stock—The common stock’s voting, dividend, and liquidation rights presently are not subject to or qualified by the rights of the holders of any outstanding shares of preferred stock, as the Company presently does not have any shares of preferred stock outstanding. Holders of common stock are entitled to one vote for each share held at all stockholder meetings. Shares of common stock do not have redemption rights.

On June 16, 2000, the Company approved a stock split resulting in an exchange of 1 share for 4.8 shares of common stock issued and outstanding. All share and per share amounts stated herein have been retroactively adjusted for this split.

On August 10, 2000, the Company completed its initial public offering of common stock. The net proceeds to the Company from the sale of 3,800,000 shares of common stock offered by the Company were $48,025 after deducting underwriting discounts, commissions and offering expenses of $1,450.

On November 26, 2002, the Company completed a private placement of 3,800,000 shares of common stock for approximately $27,550. Transaction costs totaled $1,867. As part of the private placement transaction, the Company entered into a registration rights agreement with the stockholders who purchased these shares. The registration rights agreement required the shares to be registered for resale and that the registration statement be declared effective by the SEC within a specified amount of time or the Company would have been required to pay liquidated damages to the purchasers. These requirements under the registration rights agreement have been met. The shares of common stock issued in this transaction are reflected in the shares issued and outstanding at December 31, 2002.

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

Stock option activity is summarized as follows for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1,	3,350,541	$8.51	2,277,518	$6.37	1,300,848	$2.06
Granted	1,245,000	5.22	1,485,425	10.80	1,053,792	11.51
Exercised	(351,924)	2.03	(241,468)	1.62	—	—
Canceled	(747,736)	10.34	(170,934)	9.84	(77,122)	3.75

Outstanding at December 31,	3,495,881	$7.60	3,350,541	$8.51	2,277,518	$6.37

Exercisable at December 31,	831,696	$7.56	656,900	$4.78	450,276	$1.93

Available for grant at December 31,	317,127		814,391		2,128,882

Outstanding options under the Plan vest over a three to five year period. Options expire ten years from the date of grant.

Stock options outstanding and exercisable at December 31, 2002 are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$1.30 to $2.66	292,784	5.96	$1.34	189,118	$1.33
$2.67 to $4.02	350,743	6.91	3.67	188,535	3.74
$4.03 to $5.39	1,106,000	9.41	4.80	12,000	4.80
$5.40 to $6.75	6,000	7.17	5.65	3,600	5.65
$6.76 to $8.12	127,500	8.85	7.91	19,500	7.99
$8.13 to $9.48	111,660	9.63	8.71	6,980	8.99
$9.49 to $10.85	685,600	8.85	10.10	136,960	10.10
$10.86 to $12.21	164,910	7.97	11.88	34,555	11.88
$12.22 to $13.58	515,092	7.77	13.15	179,332	13.27
$13.59 to $14.95	135,592	7.58	14.16	61,116	14.09

$1.30 to $14.95	3,495,881	8.36	$7.60	831,696	$7.56

The Company applies APB Opinion No. 25 in accounting for its stock options. No compensation expense has been recognized for options granted to employees after March 31, 2000 because the exercise price equaled the fair market value on the date of the grant. In accordance with APB Opinion No. 25, the Company has $279 of deferred compensation costs remaining to be amortized at December 31, 2002, related to the issuance of non-qualified stock options.

The Company recorded deferred compensation expense for options granted during the period October 1, 1999 through March 31, 2000. The fair value of each grant was assigned as the difference between the option exercise price and (1) the $5.65 per share price from the sale of Series C preferred stock in October 1999 for grants from October 1, 1999 through December 31, 1999 and (2) the expected public offering price of $13.00 per share for grants from January 1, 2000 through March 31, 2000. The total compensation cost related to these options of $2,499, net of subsequent cancellations, is being amortized over the life of the option grants, or 5 years. At December 31, 2002, $179 of this cost remained to be amortized through 2005.

Had compensation cost for grants after March 31, 2000 been determined on the basis of fair value pursuant to SFAS No. 123, net (loss) income and net (loss) income per common share would have been affected as follows for the years ended December 31, 2002, 2001 and 2000.

	Year Ended December 31,
	2002	2001	2000
Net (loss) income, as reported	$(13,505)	$(5,505)	$4,459
Net (loss) income, pro forma	$(15,508)	$(6,774)	$3,088
Net (loss) income per common share—basic, as reported	$(0.60)	$(0.25)	$0.42
Net (loss) income per common share—basic, pro forma	$(0.69)	$(0.31)	$0.29
Net (loss) income per common share—diluted, as reported	$(0.60)	$(0.25)	$0.22
Net (loss) income per common share—diluted, pro forma	$(0.69)	$(0.31)	$0.15

The fair value of each grant prior to October 31, 1999 was estimated using the minimum value method with the following weighted-average assumptions:

Dividend yield	—
Risk free interest rate	4.6%-5.92%
Option term	4.77 years

The fair value of each grant subsequent to October 31, 1999 was estimated using the Black-Scholes Option Pricing model with the following weighted-average assumptions used:

	Year Ended December 31,
	2002	2001	2000
Expected life (years)	4.94	4.92	4.66
Risk free interest rate	4.25%	4.45%	6.23%
Volatility factor	92.10%	67.79%	60.00%
Dividend yield	0.00%	0.00%	0.00%

Stock Awards—The Company awarded 3,699,130 shares of common stock to various key employees at the beginning of the Company’s operations. These shares of common stock, which were valued at $0.18 per share, vested over a five-year period through August 2002. At the date of issuance, $655 in deferred compensation was recorded by the Company. Compensation expense of approximately $86, $173, and $127 was recognized for these stock awards for the years ended December 31, 2002, 2001 and 2000, respectively.

Issuances of Unregistered Securities—On April 26, 2001, a director of National Tissue Bank Network (“NTBN”) exercised his warrant to purchase 5,534 shares of common stock for total consideration of $31. The director received this warrant in connection with the conversion of a $500 note, due November 2002, into shares of common stock which he had received in connection with the purchase by the Company of certain assets of NTBN and equipment owned by the director during 1999.

On April 18, 2001, Medtronic Asset Management, Inc. exercised a warrant to purchase 110,698 shares of common stock having an exercise price of $5.65 per share. Pursuant to a cashless exercise provision in the warrant, the Company issued 67,325 shares of common stock at par value on May 9, 2001, and the remainder of the warrant was automatically deemed cancelled. Medtronic Asset Management, Inc. received this warrant in connection with its purchase from the Company of certain of its equity securities in October 1999.

On April 10, 2001, Stephens-Regeneration LLC exercised a warrant to purchase 110,698 shares of common stock having an exercise price of $5.65 per share. Pursuant to a cashless exercise provision in the warrant, the Company issued 54,238 shares of common stock at par value on May 9, 2001, and the remainder of the warrant was automatically deemed cancelled.

15.    Retirement Benefits

The Company has a qualified 401(k) plan available to all employees who meet certain eligibility requirements. The 401(k) plan allows the employee to contribute 20% of the employee’s salary up to the maximum allowed under the Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee’s earnings. For the years ended December 31, 2002, 2001 and 2000 the Company’s contributions to the plan were $445, $420, and $475, respectively.

16.    Concentrations of Risk

Distribution—The Company’s principal concentration of risk is related to its limited distribution channels. The Company’s revenues are related to the distribution efforts of four independent companies with the majority of its revenues coming from one of the distribution companies, Medtronic Sofamor Danek (“MSD”). For years ending December 31, 2002, 2001, and 2000, the amount of revenues coming from MSD was approximately 72%, 75%, and 77%, respectively.

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

Tissue Supply—The Company’s operations are dependent on the availability of connective tissue from human donors. The Company relies on the efforts of independent procurement agencies to educate the public and increase the willingness to donate bone tissue. These procurement agencies may not be able to obtain sufficient tissue to meet present or future demands. Any interruption in the supply of tissue from these procurement agencies could have a material adverse effect on the Company’s operations.

17.    Commitments and Contingencies

Manufacturing Rights—The Company has licensed manufacturing rights for some of its products. Under the agreements, the Company has agreed to accept and reimburse the processor for items that meet the Company’s quality control guidelines.

Foreign Investment—In August 1998, the Company received a 30% ownership in UFTB-Italia for no consideration and, therefore, recorded a $0 investment in UFTB-Italia. The 30% ownership in UFTB-Italia was given to the Company to provide it with incentive to assist UFTB-Italia in its future efforts to develop a tissue bank business in Italy, which would include recovery, processing and distribution of tissue. UFTB-Italia is an entity created in late 1998 which, as of December 31, 2002, has only distributed tissue and has not begun to recover or process tissue. The Company is required to provide certain training to UFTB-Italia; however, UFTB-Italia must reimburse the Company for all costs of travel, housing, meals and related expenses. The Company bears the salary cost of Company personnel providing the training. As of December 31, 2002, salary costs incurred by the Company for training provided to UFTB-Italia are not significant. Additionally, the Company has not accrued salary costs for future training to be provided to UFTB-Italia as it is not probable that any additional training will be provided and the salary costs of such training cannot be reasonably estimated. The Company has recorded this investment on the equity basis. The Company records its share of the net income of UFTB-Italia and its share of net losses of UFTB-Italia only to the extent the net losses reduce the Company’s investment to zero. Such net income or net loss is reflected as equity in income of unconsolidated subsidiary on the consolidated statement of operations. As of December 31, 2002 and 2001, the Company had $448 and $354, respectively, of outstanding accounts receivable due from UFTB-Italia. Total tissue distributions to UFTB-Italia in 2002, 2001, and 2000 were $826, $518, and $722, respectively.

Leases—The Company leases various buildings, office equipment and fixtures under non-cancelable operating leases for various periods. The Company also leases various equipment under capital leases that are included in property, plant and equipment in the accompanying consolidated balance sheets.

Future minimum lease commitments under noncancelable leases as of December 31, 2002 are as follows:

	Capital Leases	Operating Leases
2003	$2,086	$245
2004	1,783	59
2005	583	15
2006	9	5
2007	5	1

	4,466	$325

Less amounts representing interest	350

Present value of net minimum lease payments	$4,116

Rent expense for the periods ended December 31, 2002, 2001 and 2000 was $1,383, $954, and $839, respectively and is included as a component of marketing, general and administrative expenses.

18.    Related Parties

In January 1999, Medtronic, Inc. acquired Medtronic Sofamor Danek, the owner of 50% of RTI’s then outstanding shares of Series C preferred stock, and changed its name to Medtronic Sofamor Danek. MSD is currently the largest tissue distributor for the Company. The following is a summary of transactions with MSD for the years ended December 31, 2002, 2001 and 2000, and balances for MSD as of December 31, 2002, 2001, and 2000:

	Year Ended December 31,
	2002	2001	2000
Tissue distribution revenue under management services agreement (included in fees from tissue distribution)	$89,213	$112,607	$94,641
Management services fees	49,430	73,176	64,572
Deferred revenue recognized (included in other revenues from core operations)	375	225	225
Administrative costs reimbursed by Medtronic Sofamor Danek (included in marketing, general and administrative expense)	467	483	374
Management services fees payable (included in accounts payable)	19,931	18,983	18,445
Deferred revenue	3,436	3,703	3,928

As part of a 1999 agreement by Georgia Tissue Bank to purchase the assets of National Tissue Bank Network (“NTBN”), a director of NTBN was given the option to convert a $500 note due November 2002, or any portion of the note, into common stock of the Company at $5.65 per share and a warrant to purchase additional shares at the ratio of one share for each eight shares of common stock purchased under the option. These were the same terms on which the Company originally issued its shares of Series C preferred stock. The option to convert the $500 note was exercisable at any time before February 22, 2000. On February 15, 2000, the director partially exercised his option, and purchased 44,280 shares of common stock for an aggregate exercise price of $250, reducing the balance of the note payable by this amount, and receiving a warrant to purchase an additional 5,534 shares of common stock at an exercise price of $5.65 per share. The balance of the note payable immediately prior to the exercise of the option was $462, and was $212 after the exercise. The remaining balance of the note was paid in May 2001, and the option to convert additional note payable amounts into common stock of the Company expired with that repayment.

The following is a summary of transactions and balances with the director as of and for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
Payments on GTB leased premises	$147	$155	$149
Payments for Medical Director fees	45	104	101
Principal and interest payments on notes	—	571	410
Notes payable	—	—	559
Conversion of notes payable to common stock	—	—	250

19.    Legal Actions

Exactech Litigation

In June 2002, the Company and Exactech, Inc. (“Exactech”) reached an agreement in settlement of the arbitration resulting from the June 22, 1999 complaint filed by Exactech. In connection with the settlement, the Company recognized a charge of $2,000 in 2002, representing damages and legal fees relating to the dispute. Significant terms of the settlement include the following:

1)	The payment by the Company to Exactech of $1,500 payable in quarterly cash installments of $250 beginning September 30, 2002 and continuing through December 31, 2003. At December 31, 2002, the unpaid balance of $1,250 is recorded in accrued expenses on the consolidated balance sheets.

2)	Exactech will be the exclusive distributor for the Company of produced moldable and flowable paste products for use in non-spinal musculoskeletal system procedures subject to certain limitations with respect to oral maxillofacial products.

3)	The Company will pay Exactech a royalty on the distribution of moldable paste products for use in spinal procedures.

Other Litigation

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2002 will have a material adverse impact on its financial position or results of operations.

20.    Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Year Ended December 31,
	2002	2001	2000
Interest paid during the period	$2,066	$662	$507
Income taxes (received) paid	(2,445)	(128)	1,666
Noncash capital lease obligations	4,649	532	771
Conversion of preferred stock to common stock	—	—	16,582
Conversion of notes payable to common stock	—	—	250
Cancellation of capital lease obligation upon purchase of building	—	—	283
Reduction of rental accrual upon acquisition of land/building	—	—	225
Noncash insurance financing	—	937	430
Acquisition of assets of Alabama Tissue Center for stock	—	—	3,500
Issuance of stock options	48	478	2,774

21.    Segment Data

The Company processes human tissue received from various tissue recovery agencies and distributes the tissue through various channels. This one line of business represents almost 100% of consolidated revenues and is comprised of four primary product lines: spinal, sports medicine, cardiovascular and general orthopedic. The following table presents revenues from tissue distribution and other non-tissue revenues:

	Year Ended December 31,
	2002	2001	2000
Fees from tissue distribution:
Spinal	$85,153	$105,154	$94,641
Sports medicine	10,028	9,076	4,981
Cardiovascular	3,426	811	804
General orthopedic	18,367	23,721	20,479
Other non-tissue revenues	1,516	1,964	1,598

Total	$118,490	$140,726	$122,503

The Company distributes its products both within and outside the United States. Foreign distribution, primarily in Europe, accounted for 3.8%, 2.4% and 2.6% of the Company’s net revenues during the years ended December 31, 2002, 2001 and 2000, respectively.

22.    Quarterly Results of Operations (Unaudited)

The following table sets forth the results of our operations for the periods indicated:

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Quarter Ended:
Net revenues	$15,299	$14,520	$18,339	$20,902
Gross profit	6,096	2,201	8,554	7,330
Net (loss) income	(1,376)	(13,287)	226	932
Net (loss) income per common share:
Basic	$(0.06)	$(0.61)	$0.01	$0.04
Diluted	$(0.06)	$(0.61)	$0.01	$0.04

During the three months ended March 31, 2002, the Company experienced a decrease in sales, an increase in marketing, general and administrative expenses and costs incurred as a result of a restructuring plan, resulting in lower net income for that period.

During the three months ended June 30, 2002, the Company experienced a decrease in revenues from the distribution of spinal allografts. This decrease was the result of a temporary shortage in inventory of certain allografts which are most often requested for spinal surgeries. In addition, in June 2002, the Company reached an agreement in settlement of a dispute with one of its distributors. As a result of the resolution, the Company recognized a charge of $2,000 during the three months ended June 30, 2002 for the settlement and related expenses of the dispute. The Company also recognized a loss on asset abandonment of $3,118 relating primarily to processing equipment and an abandoned software project.

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Quarter Ended:
Net revenues	$17,175	$16,890	$17,860	$15,625
Gross profit	8,156	7,245	8,619	4,075
Net income (loss)	1,043	17	386	(6,951)
Net income (loss) per common share:
Basic	$0.05	$0.00	$0.02	$(0.32)
Diluted	$0.05	$0.00	$0.02	$(0.32)

Certain amounts previously reported in 2002 quarterly financial information have been reclassified to conform as follows:

	March 31, 2002	June 30, 2002	September 30, 2002
Gross Profit, as previously reported	$6,026	$2,088	$8,411
Reclass of grant revenues previously reported in research and development expenses to other revenues	70	113	143

Gross profit, as reclassified	$6,096	$2,201	$8,554

The revenue reclassifications above relate to grant revenues to support research and development.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Regeneration Technologies, Inc.:

We have audited the consolidated financial statements of Regeneration Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 7, 2003; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Regeneration Technologies, Inc. and subsidiaries, listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

February 7, 2003

S-1

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2002:
Allowance for doubtful accounts	$6,354	$(652)	$1,254	$4,448
Allowance for product returns	536	292	528	300
Allowance for obsolescence	5,765	4,021	2,604	7,182

For the year ended December 31, 2001:
Allowance for doubtful accounts	755	6,221	622	6,354
Allowance for product returns	359	357	180	536
Allowance for obsolescence	1,418	4,347	—	5,765

For the year ended December 31, 2000:
Allowance for doubtful accounts	335	566	146	755
Allowance for product returns	211	411	263	359
Allowance for obsolescence	527	891	—	1,418

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2003

REGENERATION TECHNOLOGIES, INC.

By:	/s/ BRIAN K. HUTCHISON
Brian K. Hutchison
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN K. HUTCHISON Brian K. Hutchison	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2003

/s/ THOMAS F. ROSE Thomas F. Rose	Vice President and Chief Financial Officer	March 18, 2003

/s/ PHILIP R. CHAPMAN Philip R. Chapman	Director	March 18, 2003

/s/ PETER F. GEAREN Peter F. Gearen	Director	March 18, 2003

/s/ MICHAEL J. ODRICH Michael J. Odrich	Director	March 18, 2003

/s/ DAVID J. SIMPSON David J. Simpson	Director	March 18, 2003

CERTIFICATION PURSUANT TO

RULE 13a-14 AND 15d-14 UNDER THE

SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED

I, Brian K. Hutchison, certify that:

(1)    I have reviewed this annual report on Form 10-K of Regeneration Technologies, Inc.;

(2)    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(i)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(ii)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(iii)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent functions):

(i)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRIAN K. HUTCHISON	Date:	March 18, 2003
Brian K. Hutchison
Chairman, President and Chief Executive Officer

CERTIFICATION PURSUANT TO

RULE 13a-14 AND 15d-14 UNDER THE

SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED

I, Thomas F. Rose, certify that:

(1)    I have reviewed this annual report on Form 10-K of Regeneration Technologies, Inc.;

(2)    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

(i)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(ii)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(iii)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent functions):

(i)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS F. ROSE	Date:	March 18, 2003
Thomas F. Rose
Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description
2.1	Asset Purchase Agreement by and among University of Alabama Health Services Foundation, P.C., Alabama Tissue Center, Inc. and Regeneration Technologies, Inc., dated April 27, 2000.[1]†

3.1	Certificate of Incorporation of Regeneration Technologies, Inc.[1]

3.2	Bylaws.[1]

3.3	Certificate of Designation of Rights and Preferences of Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock of Regeneration Technologies, Inc.[1]

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

4.3	Specimen Stock Certificate.[1]

4.4	Purchase Agreement, dated November 26, 2002, among the Regeneration Technologies, Inc. and the Investors listed on the signature page thereto.[7]

4.5	Registration Rights Agreement, dated November 26, 2002, among Regeneration Technologies, Inc. and the Investors listed on the signature page thereto.[7]

10.1	Program Transfer Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1]†

10.2	Tissue Recovery Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1]†

10.3	Exclusive Distributorship Agreement between Regeneration Technologies, Inc. and C.R. Bard, Inc., dated June 6, 1998.[1]†

10.4	Exclusive License Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc. and Exactech, Inc., dated April 22, 1997, as amended.[1]†

10.5	Exclusive Distribution and License Agreement, effective as of June 1, 2002, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.[6]†

10.6	Master Lease Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc., and American Equipment Leasing, dated January 23, 1998.[1]

10.7	Purchase Contract between Regeneration Technologies, Inc. and Echelon International Corp., dated January 31, 2000, as amended.[1]

10.8	Lease between Echelon International Corp. and Regeneration Technologies, Inc., dated February 4, 2000.[1]

10.9	Sublease between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc., dated February 12, 1998.[1]

10.10	Lease between Regeneration Technologies, Inc. and First Street Group L.C., dated June 14, 1999.[1]

10.11	Lease agreement between Georgia Tissue Bank Inc. and Charles P. Garrison, dated November 1, 1999.[1]

10.12	Employment Agreement between Regeneration Technologies, Inc. and James M. Grooms, dated February 9, 1998.[1]

10.13	Employment Agreement between Regeneration Technologies, Inc. and Richard R. Allen, dated February 13, 1998.[1]

10.14	Employment Agreement between Regeneration Technologies, Inc. and Frederick C. Preiss, dated November 25, 1998.[1]

Exhibit Number	Description
10.15	Employment Agreement between Regeneration Technologies, Inc. and Thomas Brewer, dated June 15, 1998.[1]

10.16	Employment Agreement between Regeneration Technologies, Inc. and James P. Abraham, dated November 28, 1998.[1]

10.17	Employment Agreement between Regeneration Technologies, Inc. and Nancy R. Holland, dated February 13, 1998.[1]

10.18	Omnibus Stock Option Plan.[1]

10.19	Year 2000 Compensation Plan.[1]

10.20	Form of Indemnification Agreement between Regeneration Technologies, Inc. and its directors and executive officers.[1]

10.21	Line of Credit Agreement between Regeneration Technologies, Inc. and Bank of America, N.A., dated September 1999.[1]

10.22	Mortgage between Regeneration Technologies, Inc. and Bank of America, N.A., dated March 30, 2000.[1]

10.23	Promissory Note issued by Regeneration Technologies, Inc. to Bank of America, N.A., dated March 30, 2000.[1]

10.24	Management Services Agreement between Regeneration Technologies, Inc. and Allograft Resources of Wisconsin, Inc., dated June 15, 1998.[1]†

10.25	Shaft Recovery and Service Reimbursement Agreement between Regeneration Technologies, Inc. and Tutogen Medical, Inc., dated September 29, 1998.[1]†

10.26	Employment Agreement between Regeneration Technologies, Inc. and David R. Bilyeu, dated September 19, 2000.[2]

10.27	Construction Loan Agreement by and between Regeneration Technologies, Inc. and Bank of America, N.A., dated April 2, 2001.[3]

10.28	Promissory Note issued by Regeneration Technologies, Inc. to Bank of America, N.A., dated April 2, 2001.[3]

10.29	Loan Agreement by and between Regeneration Technologies, Inc. and Bank of America, N.A., dated as of April 17, 2001.[3]

10.30	Security Agreement by and between Regeneration Technologies, Inc. and Bank of America, N.A., dated April 17, 2001.[3]

10.31	Renewal Promissory Note issued by Regeneration Technologies, Inc. to Bank of America, N.A., dated April 17, 2001.[3]

10.32	Tax Indemnity Agreement by and between Regeneration Technologies, Inc. and Bank of America, N.A., dated April 17, 2001.[3]

10.33	Employment Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated November 30, 2001. [4]

10.34	Incentive Stock Option Grant Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated December 3, 2001.[4]

10.35	Separation Agreement and Release between Regeneration Technologies, Inc. and Jamie M. Grooms, dated June 17, 2002. [5]

10.36	$15,100,000 Credit Agreement, dated December 19, 2002, between Regeneration Technologies, Inc. and Bank of America, N.A.

21	Subsidiaries of the Registrant. [4]

23.1	Independent Auditors’ Consent.

Exhibit Number	Description
99.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 Sarbanes-Oxley Act of 2002.

99.2	Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-35756).
[2]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.
[3]	Incorporated by reference our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
[4]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
[5]	Incorporated by reference our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
[6]	Incorporated by reference our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
[7]	Incorporated by reference to our Current Report on Form 8-K filed on December 2, 2002.
†	Confidentiality requested, confidential portions have been omitted and filed separately with the Commission, as required by Rule 406(B) of the Securities Act of 1933.