Form 10-Q
period 2003-03-31
REGENERATION TECHNOLOGIES INC
filed 2003-05-15
CIK 1100441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-31271

REGENERATION TECHNOLOGIES, INC.

Delaware	59-3466543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11621 Research Circle
Alachua, Florida 32615
(386) 418-8888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☒	No ☐

Shares of common stock, $0.001 par value, outstanding on May 8, 2003: 26,125,447

REGENERATION TECHNOLOGIES, INC.
FORM 10-Q For the Quarter Ended March 31, 2003
Index

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2003	December 31, 2002

Assets
Current Assets:
Cash and cash equivalents	$8,845	$9,811
Restricted deposits	18,639	18,510
Accounts receivable - less allowances of $4,746 in 2003 and $4,748 in 2002	12,227	14,082
Inventories	31,667	28,626
Prepaid and other current assets	2,893	2,649
Deferred tax assets - current	1,961	3,134

Total current assets	76,232	76,812
Property, plant and equipment - net	49,555	50,575
Deferred tax assets	2,601	2,789
Other assets - net	11,290	11,014

	$139,678	$141,190

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$25,310	$26,526
Accrued expenses	5,996	7,137
Current portion of deferred revenue	447	447
Notes payable	15,100	15,100
Current portion of long-term debt	1,837	1,850

Total current liabilities	48,690	51,060
Long-term debt - less current portion	1,664	2,266
Derivative liabilities	1,965	1,996
Deferred revenue	3,153	3,246

Total liabilities	55,472	58,568

Stockholders' equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 26,250,847 and 26,209,378 shares issued and outstanding, respectively	26	26
Additional paid-in capital	99,303	99,235
Accumulated deficit	(14,334)	(15,733)
Deferred compensation	(775)	(892)
Less treasury stock, 133,296 shares	(14)	(14)

Total stockholders' equity	84,206	82,622

	$139,678	$141,190

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,

	2003	2002

Revenues:
Fees from tissue distribution	$19,418	$31,165
Other revenues	414	381

Total revenues	19,832	31,546
Management services fees	—	16,247

Net revenues	19,832	15,299
Costs of processing and distribution	10,942	9,203

Gross profit	8,890	6,096

Operating Expenses:
Marketing, general and administrative	5,939	7,106
Research and development	400	672
Restructuring	—	462

Total expenses	6,339	8,240

Operating income (loss)	2,551	(2,144)

Other (expense) income:
Interest expense	(320)	—
Interest income	89	70

Net interest (expense) income	(231)	70

Income (loss) before income tax (expense) benefit	2,320	(2,074)
Income tax (expense) benefit	(921)	698

Net income (loss)	1,399	(1,376)
Other comprehensive income (loss), net of tax:
Unrealized derivative income	—	44

Comprehensive income (loss)	$1,399	$(1,332)

Net income (loss) per common share - basic	$0.05	$(0.06)

Net income (loss) per common share - diluted	$0.05	$(0.06)

Weighted average shares outstanding - basic	26,238,641	21,933,799

Weighted average shares outstanding - diluted	26,727,133	21,933,799

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$1,399	$(1,376)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,214	692
Provision for bad debts	45	93
Provision for inventory writedowns	300	400
Provision for (reduction of) product returns	(25)	78
Amortization of deferred revenue	(93)	(74)
Deferred income tax provision (benefit)	1,361	(437)
Deferred stock-based compensation and nonqualified option expense	117	205
Derivative gain	(31)	—
Changes in assets and liabilities - cash provided by (used in):
Accounts receivable	1,835	(1,447)
Inventories	(3,340)	(2,375)
Prepaid and other current assets	(244)	1,134
Other assets	(289)	(1,796)
Accounts payable	(1,216)	5,382
Accrued expenses	(320)	(891)

Net cash provided by (used in) operating activities	713	(412)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,002)	(5,435)

Net cash used in investing activities	(1,002)	(5,435)

Cash flows from financing activities:
Stock issuance costs	(29)	—
Proceeds from exercise of stock options	97	29
Payments on capital lease and note obligations	(616)	(276)
Restricted deposits	(129)	—

Net cash used in financing activities	(677)	(247)

Net decrease in cash and cash equivalents	(966)	(6,094)
Cash and cash equivalents, beginning of period	9,811	13,504

Cash and cash equivalents, end of period	$8,845	$7,410

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
(In thousands, except share and per share data)

1.     Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown.  The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

        The condensed consolidated financial statements include the accounts of Regeneration Technologies, Inc. and its wholly owned subsidiaries, Georgia Tissue Bank, Alabama Tissue Center, Biological Recovery Group, RTI Devices, Inc. and RTI Donor Services, Inc. (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

        Certain amounts in the condensed consolidated financial statements for the three months ending March 31, 2002, as previously reported, have been reclassified to conform to the 2003 presentation.

2.     Goodwill and Other Intangible Assets

        The carrying value of goodwill increased by $250 for the three months ended March 31, 2003 to $2,863 as a result of a contingent payment made in connection with the Company’s purchase of certain assets of Alabama Tissue Center (“ATC”), originally consummated in August 2000.  Under the purchase agreement, if the business the Company acquired achieved a specified operating income within a defined period of time, an additional amount of $250 is required to be paid.  As a result of the milestone being achieved, the Company paid $250 which has been recorded as additional goodwill.

        The following table reflects the components of other intangible assets:

	March 31, 2003		December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Patents	$871	$137	$834	$125
Trademarks	80	4	80	6

Total	$951	$141	$914	$131

        Such amounts are included in other assets-net in the accompanying condensed consolidated balance sheets. Amortization expense of these amounts for the three months ended March 31, 2003 and 2002 was $12 and $13, respectively. Management estimates amortization expense of $56 for each of the next five years.

3.     Inventories

        Inventories by stage of completion are as follows:

	March 31, 2003	December 31, 2002

Unprocessed donor tissue	$5,355	$6,225
Tissue in process	16,557	13,556
Implantable donor tissue	8,225	7,537
Supplies	1,530	1,308

	$31,667	$28,626

       During the three month period ended March 31, 2003 and 2002, the Company made provisions to inventory allowances of $300 and $400, respectively, due to obsolescence.

4.     Derivatives

        The Company has used derivative financial instruments in the management of its interest rate exposure. The Company does not use derivative financial instruments for trading or speculative purposes. The Company designates its interest rate swap agreement as a hedge of the underlying debt.  Gains and losses from changes in derivative fair values are deferred until the underlying transaction occurs.  Interest expense on the debt is adjusted to include the payments made or received under the hedge agreement.  In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in the Company’s operating income as interest expense.

        The following table summarizes the notional transaction amount and fair value for the outstanding derivative at March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002		Maturity

	National Amount	Fair Value	National Amount	Fair Value

Interest rate swap	$15,671	$(1,965)	$15,760	$(1,996)	2007

        The Company’s derivative does not qualify as an effective hedge under relevant accounting rules and therefore, changes in the fair market value of the underlying instrument are reflected as adjustments to interest expense. The net decrease in fair value for the derivative liability of the interest rate swap agreement for the three months ended March 31, 2003 was $31.

5.     Earnings Per Share

        A reconciliation of the weighted average number of shares of common stock used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended March 31,

	2003	2002

Basic shares	26,238,641	21,933,799
Effect of dilutive stock options	488,492	—

Diluted shares	26,727,133	21,933,799

        Options to purchase approximately 3,352,890 shares of common stock at prices ranging from $1.30 to $14.95 per share were outstanding as of March 31, 2003.

        Had compensation cost for grants after March 31, 2000 been determined on the basis of fair value pursuant to SFAS No. 123, net income (loss) and net income (loss) per common share would have been affected as follows:

	Three Months Ended March 31,

	2003	2002

Net income (loss):
As reported	$1,399	$(1,376)
Add: stock-based employee compensation expense included in reported net income (loss), net of
related tax effects	12	17
Deduct: total stock-based employee compensation expense determined under the fair value based
method for all awards, net of related tax effects	(431)	(330)

Pro forma income (loss)	$980	$(1,689)

Net income (loss), per common share:
Basic, as reported	$0.05	$(0.06)
Basic, pro forma	$0.04	$(0.08)
Diluted, as reported	$0.05	$(0.06)
Diluted, pro forma	$0.04	$(0.08)

        The Company recorded deferred compensation expense for options granted during the period October 1, 1999 through March 31, 2000 of $117 and $205 for the three months ended March 31, 2003 and 2002, respectively.

6.     Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

        At March 31, 2003, net deferred tax assets were approximately $4,562. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Company expects the deferred tax assets, net of the valuation allowance, at March 31, 2003 to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

7.     Supplemental Cash Flow Information

        Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended March 31,

	2003	2002

Income taxes refunded during the period	$(1,027)	$(2,244)
Interest paid during the period	$354	$223
Noncash capital lease obligations	$—	$2,028
Noncash insurance financing	$—	$643
Issuance of stock options	$—	$51

8.     Segment Data

        The Company processes human tissue received from various tissue recovery agencies and distributes the tissue through various channels. This one line of business represents 100% of consolidated fees from tissue distribution and is comprised of four primary product lines: spinal, sports medicine, cardiovascular and general orthopedic. The following table presents revenues from tissue distribution and for other non-tissue revenues:

	Three Months Ended March 31,

	2003	2002

Fees from tissue distribution:
Spinal	$11,879	$22,592
Sports Medicine	2,493	2,435
Cardiovascular	1,201	481
General orthopedic	3,845	5,657
Other non-tissue revenues	414	381

Total	$19,832	$31,546

        Effective November 1, 2002, the Company entered into a new distribution agreement with Medtronic Sofamor Danek (“MSD”) under which the Company no longer pays MSD a management service fee.  Therefore, subsequent to November 1, 2002, the Company’s total revenues are the same as its net revenues.  The following table presents net revenues from tissue distribution and for other non-tissue revenues:

	Three Months Ended March 31,

	2003	2002

Fees from tissue distribution:
Spinal	$11,879	$7,569
Sports Medicine	2,493	2,435
Cardiovascular	1,201	481
General orthopedic	3,845	4,433
Other non-tissue revenues	414	381

Total	$19,832	$15,299

9.     Term Loan Agreement

          On December 19, 2002, the Company borrowed $15,100 under a term loan agreement with Bank of America, N.A. The term loan agreement calls for quarterly interest payments at the daily floating LIBOR rate (1.34% at March 31, 2003).  At the end of the one-year agreement, or December 18, 2003, all outstanding principal and accrued and unpaid interest are due in full. Amounts owed under the term loan agreement are collateralized by the restricted deposits. The Company has the right to direct the investment of these restricted deposits in certain permitted investments where fair value is substantially the same as cost, as defined in the term loan agreement, but has no right to otherwise use the restricted deposits while the loan remains outstanding.  The term loan agreement contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions.  In addition, the Company must have a consolidated leverage financial ratio no greater than 2.5 to 1.0 as of the end of each quarter subsequent to December 31, 2002. The Company is in compliance with the consolidated leverage ratio at March 31, 2003.

10.    Commitment

          At March 31, 2003, the Company owed MSD $15,100.  Included in the amount due MSD was $11,652 of management fees, which were withheld during 2002. The Company will continue to pay MSD additional amounts the Company owes them by using its excess working capital. Under the new agreements entered into during 2002, the Company was required to pay a portion of the outstanding payable by March 31, 2003. The deadline for this payment was extended to July 31, 2003, as the Company continues to work with MSD to resolve these issues in a manner that addresses the needs of the two companies.  While there can be no assurance that the Company will be successful in doing so, the Company is confident that a satisfactory arrangement will be reached.

11.    Legal Actions

          The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2003 will have a material adverse impact on its financial position or results of operations.

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

     Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

          Total Revenues.    Our total revenues decreased by $11,714, or 37.1%, to $19,832 for the three months ended March 31, 2003 from $31,546 for the three months ended March 31, 2002. Effective November 1, 2002, we entered into a new distribution agreement with Medtronic Sofamor Danek, or MSD, our largest distributor. Under our new agreement with MSD, we are no longer responsible for the collection of total distribution fees but instead receive a fee based on our listed average net distribution fee from MSD. Consequently, subsequent to November 1, 2002, our total revenues will be the same as our net revenues. Accordingly, we believe that a comparison of our 2002 revenues versus our 2003 revenues on a net revenue basis is more meaningful than any comparison on a total revenues basis.

          Management Services Fees.    Management services fees, which were paid to MSD for the management services it provided to assist in the distribution of our allografts, were $0 for the three months ended March 31, 2003 compared to $16,247 for the three months ended March 31, 2002. This decrease was due to the change in our distribution agreement with MSD described above.

          Net Revenues.    Our net revenues increased by $4,533, or 29.6%, to $19,832 for the three months ended March 31, 2003 from $15,299 for the three months ended March 31, 2002. The increase was due to an increase of $4,310 in revenues from the distribution of our spinal allografts, an increase of $58 from the distribution of sports medicine allografts, an increase of $720 from the distribution of cardiovascular tissues, offset in part by a decrease of $588 from the distribution of general orthopedic allografts. The increased revenue from the distribution of our spinal allografts can be attributed to the success of our distribution relationship with MSD and focus of more of our processing efforts on spinal allografts beginning in the second half of 2002 to meet strong demand. The increase in cardiovascular revenues was the result of higher demand for these allografts, together with our success in entering into new recovery agreements. The decrease from the distribution of general orthopedic allografts was primarily due to our transition of the distribution of these allografts to MSD and Exactech Inc. from our previous distribution network. Other revenues, which consist of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, grant revenues, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $33 to $414 for the three months ended March 31, 2003 compared to $381 three months ended March 31, 2002.

          Costs of Processing and Distribution.    Costs of processing and distribution increased by $1,739, or 18.9%, to $10,942 for the three months ended March 31, 2003 from $9,203 for the three months ended March 31, 2002. As a percentage of net revenues, these costs decreased from 60.2% for the three months ended March 31, 2002 to 55.2% for the three months ended March 31, 2003. This decrease was primarily attributable to higher production volumes and increased profitability resulting from our new distribution agreements with MSD and Exactech.

          Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses decreased by $1,167, or 16.4%, to $5,939 for the three months ended March 31, 2003 from $7,106 for the three months ended March 31, 2002. This decrease was primarily due to a decrease in commission expense of $931 as a result of our new distribution agreements. As a percentage of net revenues, these expenses decreased from 46.4% for the three months ended March 31, 2002 to 29.9% for the three months ended March 31, 2003.

          Research and Development Expenses.    Research and development expenses decreased by $272, or 40.5%, to $400 for the three months ended March 31, 2003 from $672 for the three months ended March 31, 2002. This decrease was primarily due to reduced personnel costs for the 2003 period as a result of our restructuring efforts during 2002, and reduced costs associated with outside studies. As a percentage of net revenues, research and development expenses decreased from 4.4% for the three months ended March 31, 2002 to 2.0% for the three months ended March 31, 2003.

          Net interest  (expense) income.    Net interest expense was $231 for the three months ended March 31, 2003 compared to $70 of net interest income for the three months ended March 31, 2002. Interest expense of $223 on bank debt was capitalized as part of the construction costs of our new facility in 2002.

          Income tax (expense) benefit.    Income tax expense for the three months ended March 31, 2003 was $921 compared to an income tax benefit of $698 for the three months ended March 31, 2002. The increase in our effective tax rate is the result of the amount of permanent differences recognized for the three months ended March 31, 2002 compared to those recognized for the three months ended March 31, 2003.

Liquidity and Capital Resources

Cash Flows.

          Our net cash provided by operating activities was $713 for the three months ended March 31, 2003 compared to net cash used in operating activities of $412 for the three months ended March 31, 2002, an increase of $1,125. During the three months ended March 31, 2003, cash was provided by net income of $1,399, and a decrease in accounts receivable of $1,835. During the three months ended March 31, 2003, primary uses of cash were an increase of inventories of $3,340, and a decrease in accounts payable of $1,216. Significant non-cash adjustments to operating activities for the three months ended March 31, 2003 included depreciation and amortization expense of $1,214, a decrease in deferred income taxes of $1,361, and inventory write-downs of $300.

          Our net cash used in investing activities was $1,002 for the three months ended March 31, 2003 compared to $5,435 for the three months ended March 31, 2002. Our investing activities consisted of purchases of property, plant, and equipment. A majority of our investing activities in the three months ended March 31, 2002 consisted of the construction of our new facilities, which was completed in 2002.

          Our net cash used in financing activities for the three months ended March 31, 2003 was $677, including $616 used for payments on capital lease and note obligations and a $129 increase in restricted deposits, offset in part by $97 of cash provided by the exercise of stock options.

          As of March 31, 2003, we had $8,845 of cash and cash equivalents and $18,639 of cash which is restricted as collateral under our term loan agreement. We are in the process of identifying and pursuing various financing opportunities. We believe that our working capital as of March 31, 2003, together with working capital we anticipate generating during the remainder of 2003, will be adequate to fund our operations for at least the next 12 months.

Certain Commitments.

          At March 31, 2003, we owed MSD $15,100.  Included in the amount due MSD was $11,652 of management fees, which were withheld during 2002. We will continue to pay MSD additional amounts we owe them by using our excess working capital. Under the new agreements entered into during 2002, we were required to pay a portion of the outstanding payable by March 31, 2003.  The deadline for these payments has been extended to July 31, 2003, as we continue to work with MSD to resolve these issues in a manner that addresses the needs of the two companies. While there can be no assurance that we will be successful in doing so, we are confident that a satisfactory arrangement will be reached.

          On December 19, 2002, we entered into a credit agreement with Bank of America, N.A. pursuant to which the bank advanced $15,100 to us which we used to repay $15,100 of loans from the bank that were due on December 31, 2002 and were collateralized by a lien on substantially all of our assets.  The credit agreement calls for quarterly interest payments at the daily floating LIBOR rate (1.34% at March 31, 2003).  On December 18, 2003, all outstanding principal and unpaid interest will be due in full. Amounts owed under the credit agreement are collateralized by certain restricted deposits.  The credit agreement contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions.  In addition, we must have a consolidated leverage financial ratio no greater than 3.0 to 1.0 as of December 31, 2002 and 2.5 to 1.0 as of the end of each subsequent quarter. We were in compliance with the consolidated leverage ratio at March 31, 2003.

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

          At March 31, 2003, we had an outstanding swap agreement maturing April 2, 2007, with a notional amount of $15,671. Under the agreement, we receive LIBOR and pay a fixed interest rate of 5.99%. The counter party to this swap arrangement is a major financial institution. At March 31, 2003, we would have paid $1,965 to terminate this agreement. An increase of 1.0% in the yield curve would not result in an increased penalty to us and our interest rate would still be equal to 5.99%.

Item 4.     Controls and Procedures

          Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes to our internal controls or, to our knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

          We refer you to Item 1, note 10 entitled “Legal Actions.”

Item 2.     Changes in Securities and Use of Proceeds

          None.

Item 3.     Default upon Senior Securities

          Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.     Other Information

          Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 Sarbanes-Oxley Act of 2002

	99.2	Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERATION TECHNOLOGIES, INC.
(Registrant)

By:	/s/ BRIAN K. HUTCHISON

Brian K. Hutchison Chairman, President and Chief Executive Officer

By:	/s/ THOMAS F. ROSE

Thomas F. Rose Vice President, Chief Financial Officer and Secretary

Date: May 14, 2003

CERTIFICATION PURSUANT TO
RULE 13a-14 AND 15d-14 UNDER THE
SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED

I, Brian K. Hutchison, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Regeneration Technologies, Inc.;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of this section) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report are being prepared;

	(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

	(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

I and the other certifying officers have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)		Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRIAN K. HUTCHISON	Dated: May 14, 2003

Brian K Hutchison Chairman, President and Chief Executive Officer

CERTIFICATION PURSUANT TO
RULE 13a-14 AND 15d-14 UNDER THE
SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED

I, Thomas F. Rose, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Regeneration Technologies, Inc.;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of this section) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report are being prepared;

	(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

	(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

I and the other certifying officers have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS F. ROSE	Dated: May 14, 2003

Thomas F. Rose Vice President, Chief Financial Officer and Secretary