Form 10-Q
period 2003-06-30
REGENERATION TECHNOLOGIES INC
filed 2003-08-14
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 0-31271

REGENERATION TECHNOLOGIES, INC.

Delaware	59-3466543
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11621 Research Circle Alachua, Florida 32615

(386) 418-8888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒  No  ☐

Shares of common stock, $0.001 par value, outstanding on August 7, 2003: 26,223,839

REGENERATION TECHNOLOGIES, INC.

FORM 10-Q For the Quarter Ended June 30, 2003

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$9,289	$9,811
Restricted deposits	18,911	18,510
Accounts receivable—less allowances of $4,634 in 2003 and $4,748 in 2002	11,421	14,082
Inventories	33,352	28,626
Prepaid and other current assets	1,727	2,649
Deferred tax assets—current	2,684	3,134

Total current assets	77,384	76,812
Property, plant and equipment—net	48,887	50,575
Deferred tax assets	1,168	2,789
Goodwill	2,863	2,613
Other assets—net	8,446	8,401

	$138,748	$141,190

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$22,932	$26,526
Accrued expenses	5,562	7,137
Current portion of deferred revenue	447	447
Notes payable	15,100	15,100
Current portion of long-term debt	1,731	1,850

Total current liabilities	45,772	51,060
Long-term debt—less current portion	1,369	2,266
Derivative liabilities	2,123	1,996
Deferred revenue	3,060	3,246

Total liabilities	52,324	58,568

Stockholders’ equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 26,327,931 and 26,209,378 shares issued and outstanding, respectively	26	26
Additional paid-in capital	99,539	99,235
Accumulated deficit	(12,453)	(15,733)
Deferred compensation	(674)	(892)
Less treasury stock, 133,296 shares	(14)	(14)

Total stockholders’ equity	86,424	82,622

	$138,748	$141,190

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Revenues:
Fees from tissue distribution	$22,544	$28,315	$41,962	$59,479
Other revenues	537	458	951	840

Total revenues	23,081	28,773	42,913	60,319
Management services fees	—	14,253	—	30,500

Net revenues	23,081	14,520	42,913	29,819
Costs of processing and distribution	12,624	12,319	23,566	21,522

Gross profit	10,457	2,201	19,347	8,297

Expenses:
Marketing, general and administrative	6,286	10,407	12,225	17,513
Research and development	620	595	1,020	1,267
Litigation settlement	—	2,000	—	2,000
Asset abandonments	—	3,118	—	3,118
Restructuring	—	1,229	—	1,691

Total expenses	6,906	17,349	13,245	25,589

Operating income (loss)	3,551	(15,148)	6,102	(17,292)

Other (expense) income:
Interest expense	(565)	(1,176)	(885)	(1,176)
Interest income	49	37	138	107

Net interest expense	(516)	(1,139)	(747)	(1,069)

Income (loss) before income tax (expense) benefit	3,035	(16,287)	5,355	(18,361)
Income tax (expense) benefit	(1,154)	3,000	(2,075)	3,698

Net income (loss)	1,881	(13,287)	3,280	(14,663)
Other comprehensive income (loss), net of tax:
Unrealized derivative income	—	199	—	243

Comprehensive income (loss)	$1,881	$(13,088)	$3,280	$(14,420)

Net income (loss) per common share—basic	$0.07	$(0.61)	$0.12	$(0.67)

Net income (loss) per common share—diluted	$0.07	$(0.61)	$0.12	$(0.67)

Weighted average shares outstanding—basic	26,284,547	21,940,540	26,258,994	21,953,306

Weighted average shares outstanding—diluted	26,905,067	21,940,540	26,812,415	21,953,306

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,881	$(13,287)	$3,280	$(14,663)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,199	833	2,413	1,525
Provision for bad debts	45	84	90	177
Provision for inventory writedowns	399	1,465	699	1,865
(Reduction of) provision for product returns	(157)	73	(182)	151
Amortization of deferred revenue	(93)	(74)	(186)	(148)
Deferred income tax provision (benefit)	710	(183)	2,071	(620)
Deferred stock-based compensation and nonqualified option expense	102	328	219	533
Derivative loss	158	795	127	795
Litigation settlement	—	2,000	—	2,000
Loss on asset abandonments	—	2,700	—	2,700
Write-off of capitalized patent and trademark expenses	—	418	—	418
Changes in assets and liabilities—cash provided by (used in):
Accounts receivable	917	5,513	2,752	4,066
Inventories	(2,084)	(424)	(5,424)	(2,799)
Prepaid and other current assets	1,533	(2,181)	1,289	(1,047)
Other assets	(26)	(418)	(65)	(2,214)
Accounts payable	(2,378)	7,242	(3,594)	12,624
Accrued expenses	(1,052)	1,646	(1,372)	755

Net cash provided by operating activities	1,154	6,530	2,117	6,118

Cash flows from investing activities:
Purchase of property, plant and equipment	(274)	(4,838)	(1,276)	(10,273)
Additional cash paid for purchase of assets	—	—	(250)	—

Net cash used in investing activities	(274)	(4,838)	(1,526)	(10,273)

Cash flows from financing activities:
Stock issuance costs	—	—	(29)	—
Proceeds from exercise of stock options	236	107	333	136
Payments on capital lease and note obligations	(400)	(475)	(1,016)	(751)
Increase in restricted deposits	(272)	—	(401)	—

Net cash used in financing activities	(436)	(368)	(1,113)	(615)

Net increase (decrease) in cash and cash equivalents	444	1,324	(522)	(4,770)
Cash and cash equivalents, beginning of period	8,845	7,410	9,811	13,504

Cash and cash equivalents, end of period	$9,289	$8,734	$9,289	$8,734

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Six Months Ended June 30, 2003 and 2002

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

Certain amounts in the condensed consolidated financial statements for the three months and six months ended June 30, 2002, as previously reported, have been reclassified to conform to the 2003 presentation.

2. Stock Based Compensation

Options to purchase approximately 3,438,516 shares of common stock at prices ranging from $1.30 to $14.95 per share were outstanding as of June 30, 2003.

Had compensation cost for grants of options after March 31, 2000 been determined on the basis of fair value pursuant to SFAS No. 123, net income (loss) and net income (loss) per common share would have been affected as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$1,881	$(13,287)	$3,280	$(14,663)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	12	21	25	42
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(456)	(416)	(901)	(788)

Pro forma net income (loss)	$1,437	$(13,682)	$2,404	$(15,409)

Net income (loss) per common share:
Basic, as reported	$0.07	$(0.61)	$0.12	$(0.67)
Basic, pro forma	$0.05	$(0.62)	$0.09	$(0.70)
Diluted, as reported	$0.07	$(0.61)	$0.12	$(0.67)
Diluted, pro forma	$0.05	$(0.62)	$0.09	$(0.70)

The Company recorded deferred compensation expense for options granted during the period October 1, 1999 through March 31, 2000 of $219 and $533 for the six months ended June 30, 2003 and 2002, respectively.

3. Earnings Per Share

A reconciliation of the weighted average number of shares of common stock used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic shares	26,284,547	21,940,540	26,258,994	21,953,306
Effect of dilutive stock options	620,520	—	553,421	—

Diluted shares	26,905,067	21,940,540	26,812,415	21,953,306

4. Goodwill and Other Intangible Assets

The carrying value of goodwill increased by $250 for the three months ended March 31, 2003 to $2,863 as a result of a contingent payment made in connection with the Company’s purchase of certain assets of Alabama Tissue Center (“ATC”), originally consummated in August 2000. Under the purchase agreement, if the business the Company acquired achieved a specified operating income within a defined period of time, an additional purchase price of $250 was required to be paid. As a result of the milestone being achieved, the Company paid $250 which has been recorded as additional goodwill. The carrying value of goodwill was $2,863 at June 30, 2003.

The following table reflects the components of other intangible assets:

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Patents	$907	$144	$834	$125
Trademarks	80	5	80	6

Total	$987	$149	$914	$131

Such amounts are included in other assets-net in the accompanying condensed consolidated balance sheets. Amortization expense of these amounts for the six months ended June 30, 2003 and 2002 was $20 and $25, respectively. Management estimates amortization expense of $56 for each of the next five years.

5. Inventories

Inventories by stage of completion are as follows:

	June 30, 2003	December 31, 2002
Unprocessed donor tissue	$5,380	$6,225
Tissue in process	16,303	13,556
Implantable donor tissue	10,216	7,537
Supplies	1,453	1,308

	$33,352	$28,626

During the six month periods ended June 30, 2003 and 2002, the Company made provisions for inventory write-downs of $699 and $1,865, respectively, due to obsolescence.

6. Investment in Organ Recovery Systems, Inc.

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

7. Derivatives

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

The following table summarizes the notional transaction amount and fair value for the outstanding derivative at June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002
	Notional Amount	Fair Value	Notional Amount	Fair Value	Maturity
Interest rate swap	$15,576	$(2,123)	$15,760	$(1,996)	2007

The Company’s derivative does not qualify as an effective hedge under relevant accounting rules and therefore, changes in the fair market value of the underlying instrument are reflected as adjustments to interest expense. The net increase in fair value of the derivative liability of the interest rate swap agreement for the six months ended June 30, 2003 was $127.

8. Income Taxes

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

At June 30, 2003, net deferred tax assets were approximately $3,852. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance at June 30, 2003 of $3,200, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

9. Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income taxes received during the period	$—	$—	$—	$(2,244)
Interest paid during the period	$289	$610	$864	$833
Noncash capital lease obligations	$—	$2,528	$—	$4,556
Noncash insurance financing	$368	$221	$368	$864
Issuance of stock options	$—	$—	$—	$48

10. Segment Data

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Fees from tissue distribution:
Spinal	$15,230	$6,812	$27,109	$14,380
Sports Medicine	1,921	2,220	4,413	4,655
Cardiovascular	1,317	487	2,518	968
General orthopedic	4,076	4,543	7,922	8,976
Other non-tissue revenues	537	458	951	840

Total	$23,081	$14,520	$42,913	$29,819

The following table presents total revenues from tissue distribution and for other non-tissue revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Fees from tissue distribution:
Spinal	$15,230	$20,039	$27,109	$42,631
Sports Medicine	1,921	2,220	4,413	4,655
Cardiovascular	1,317	487	2,518	968
General orthopedic	4,076	5,569	7,922	11,225
Other non-tissue revenues	537	458	951	840

Total	$23,081	$28,773	$42,913	$60,319

11. Term Loan Agreement

On December 19, 2002, the Company borrowed $15,100 under a term loan agreement with Bank of America, N.A. The term loan agreement calls for quarterly interest payments at the daily floating LIBOR rate (1.20% at June 30, 2003). At the end of the one-year agreement, or December 18, 2003, all outstanding principal and accrued and unpaid interest are due in full. Amounts owed under the term loan agreement are collateralized by the restricted deposits. The Company has the right to direct the investment of these restricted deposits in certain permitted investments where fair value is substantially the same as cost, as defined in the term loan agreement, but has no right to otherwise use the restricted deposits while the loan remains outstanding. The term loan agreement contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must have a consolidated leverage financial ratio no greater than 2.5 to 1.0 as of the end of each quarter subsequent to December 31, 2002. The Company is in compliance with the consolidated leverage financial ratio at June 30, 2003.

12. Commitment

At June 30, 2003, the Company owed MSD $14,100. Included in the amount due MSD was $9,132 of management fees, which were withheld during 2002. The Company intends to continue to pay MSD additional amounts the Company owes MSD by using its excess working capital. Under the new agreements entered into with MSD during 2002, the Company was required to pay a portion of the outstanding payable by July 31, 2003. The deadline for this payment has been extended to October 31, 2003, as the Company continues to work with MSD to resolve these issues in a manner that addresses the needs of the two companies. While there can be no assurance that the Company will be successful in doing so, the Company is confident that a satisfactory arrangement will be reached.

13. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2003 will have a material adverse impact on its financial position or results of operations.

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

Three Months Ended June 30, 2003 Compared With Three Months Ended June 30, 2002

Total Revenues. Our total revenues decreased by $5,692, or 19.8%, to $23,081 for the three months ended June 30, 2003 from $28,773 for the three months ended June 30, 2002. Effective November 1, 2002, we entered into a new distribution agreement with Medtronic Sofamor Danek, or MSD, our largest distributor. Under our new agreement with MSD, we are no longer responsible for the collection of total distribution fees, but instead receive a fee based on our listed average net distribution fee from MSD. Consequently, subsequent to November 1, 2002, our total revenues will be the same as our net revenues. Accordingly, we believe that a comparison of our 2002 revenues versus our 2003 revenues on a net revenue basis is more meaningful than any comparison on a total revenues basis.

Management Services Fees. Management services fees, which were paid to MSD for the management services it provided to assist in the distribution of our allografts, were $0 for the three months ended June 30, 2003 compared to $14,253 for the three months ended June 30, 2002. This decrease was due to the change in our distribution agreement with MSD described above.

Net Revenues. Our net revenues increased by $8,561, or 59.0%, to $23,081 for the three months ended June 30, 2003 from $14,520 for the three months ended June 30, 2002. The increase was due to an increase of $8,418 in revenues from the distribution of our spinal allografts and an increase of $830 from the distribution of cardiovascular tissues, offset in part by a decrease of $299 from the distribution of sports medicine allografts and a decrease of $467 from the distribution of general orthopedic allografts. The increased revenue from the distribution of our spinal allografts can be attributed to the success of our distribution relationship with MSD and our ability to process more of these allografts. The increase in cardiovascular revenues was the result of higher demand for these allografts, together with our success in entering into new recovery agreements. The decrease from the distribution of sports medicine allografts was due to our transition of the distribution of these allografts to Stryker Endoscopy from our previous distribution network. The decrease from the distribution of general orthopedic allografts was primarily due to our transition of the distribution of these allografts to MSD and Exactech, Inc. from our previous distribution network. As we transition to new distribution partners, declines in revenues are experienced as distribution relationships are developed in the marketplace. Other revenues, which consist of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, grant revenues, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $79 to $537 for the three months ended June 30, 2003 compared to $458 for the three months ended June 30, 2002.

Costs of Processing and Distribution. Costs of processing and distribution increased by $305, or 2.5%, to $12,624 for the three months ended June 30, 2003 from $12,319 for the three months ended June 30, 2002. As a percentage of net revenues, these costs decreased from 84.8% for the three months ended June 30, 2002 to 54.7% for the three months ended June 30, 2003. This decrease was primarily attributable to higher processing volumes and lower unit costs due to our ability to leverage fixed costs. Also, under our new distribution agreements, gross margins have increased resulting in lower costs of processing and distribution as a percentage of net revenue.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $4,121, or 39.6%, to $6,286 for the three months ended June 30, 2003 from $10,407 for the three months ended June 30, 2002. This decrease was primarily due to $2,600 of one-time charges and restructuring expenses recognized in 2002 and a decrease in commission expense of $1,445 for the 2003 period as a result of our new distribution agreements. As a percentage of net revenues, these expenses decreased from 71.7% for the three months ended June 30, 2002 to 27.2% for the three months ended June 30, 2003 primarily as a result of the increase to our net revenues without a corresponding increase in these expenses.

Research and Development Expenses. Research and development expenses increased by $25, or 4.2%, to $620 for the three months ended June 30, 2003 from $595 for the three months ended June 30, 2002. As a percentage of net revenues, research and development expenses decreased from 4.1% for the three months ended June 30, 2002 to 2.7% for the three months ended June 30, 2003.

Net Interest (Expense) Income. Net interest expense was $516 for the three months ended June 30, 2003 compared to $1,139 for the three months ended June 30, 2002. This decrease was the result of a decrease in losses on our swap agreement to $158 for the three months ended June 30, 2003 compared to losses of $655 for the three months ended June 30, 2002.

Income Tax (Expense) Benefit. Income tax expense for the three months ended June 30, 2003 was $1,154 compared to an income tax benefit of $3,000 for the three months ended June 30, 2002. Our effective tax rate for the three months ended June 30, 2003 was 38%. For the three months ended June 30, 2002, we recognized an income tax benefit due to our net loss during the three months ended June 30, 2002 and to our ability to carryback those losses and apply them against taxes paid in prior periods.

Six Months Ended June 30, 2003 Compared With Six Months Ended June 30, 2002

Total Revenues. Our total revenues decreased by $17,406, or 28.9%, to $42,913 for the six months ended June 30, 2003 from $60,319 for the six months ended June 30, 2002. Effective November 1, 2002, we entered into a new distribution agreement with Medtronic Sofamor Danek, or MSD, our largest distributor. Under our new agreement with MSD, we are no longer responsible for the collection of total distribution fees but instead receive a fee based on our listed average net distribution fee from MSD. Consequently, subsequent to November 1, 2002, our total revenues will be the same as our net revenues. Accordingly, we believe that a comparison of our 2002 revenues versus our 2003 revenues on a net revenue basis is more meaningful than any comparison on a total revenues basis.

Management Services Fees. Management services fees, which were paid to MSD for the management services it provided to assist in the distribution of our allografts, were $0 for the six months ended June 30, 2003 compared to $30,500 for the six months ended June 30, 2002. This decrease was due to the change in our distribution agreement with MSD described above.

Net Revenues. Our net revenues increased by $13,094, or 43.9%, to $42,913 for the six months ended June 30, 2003 from $29,819 for the six months ended June 30, 2002. The increase was due to an increase of $12,729 in revenues from the distribution of our spinal allografts and an increase of $1,550 from the distribution of cardiovascular tissues, offset in part by a decrease of $242 from the distribution of sports medicine allografts and a decrease of $1,054 from the distribution of general orthopedic allografts. The increased revenue from the distribution of our spinal allografts can be attributed to the success of our distribution relationship with MSD and our ability to process more of these allografts during the first six months of 2003. The increase in cardiovascular revenues was the result of higher demand for these allografts, together with our success in entering into new recovery agreements. The decrease from the distribution of sports medicine allografts was due to our transition of the distribution of these allografts to Stryker Endoscopy from our previous distribution network. The decrease from the distribution of general orthopedic allografts was primarily due to our transition of the distribution of these allografts to MSD and Exactech Inc. from our previous distribution network. As we transition to new distribution partners, declines in revenues are experienced as distribution relationships are developed in the marketplace. Other revenues increased by $111 to $951 for the six months ended June 30, 2003 compared to $840 six months ended June 30, 2002.

Costs of Processing and Distribution. Costs of processing and distribution increased by $2,044, or 9.5%, to $23,566 for the six months ended June 30, 2003 from $21,522 for the six months ended June 30, 2002. As a percentage of net revenues, these costs decreased from 72.2% for the six months ended June 30, 2002 to 54.9% for the six months ended June 30, 2003. This decrease was primarily attributable to higher production volumes and lower unit costs due to our ability to leverage fixed costs. Also, under our new distribution agreements, gross margins have increased resulting in lower costs of processing and distribution as a percentage of net revenue.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $5,288, or 30.2%, to $12,225 for the six months ended June 30, 2003 from $17,513 for the six months ended June 30, 2002. This decrease was primarily due to $2,600 of one-time charges and restructuring expenses recognized in 2002 and a decrease in commission expense of $2,376 for the 2003 period as a result of our new distribution agreements. As a percentage of net revenues, these expenses decreased from 58.7% for the six months ended June 30, 2002 to 28.5% for the six months ended June 30, 2003.

Research and Development Expenses. Research and development expenses decreased by $247 or 19.5%, to $1,020 for the six months ended June 30, 2003 from $1,267 for the six months ended June 30, 2002. This decrease was primarily due to reduced personnel costs for the 2003 period as a result of our restructuring efforts during 2002, reduced costs associated with outside studies and an increase in net revenues without a commensurate increase in research and development expenses. As a percentage of net revenues, research and development expenses decreased from 4.2% for the six months ended June 30, 2002 to 2.4% for the six months ended June 30, 2003.

Net Interest (Expense) Income. Net interest expense was $747 for the six months ended June 30, 2003 compared to $1,069 for the six months ended June 30, 2002. This decrease was the result of a decrease in losses on our swap agreement to $127 for the six months ended June 30, 2003 compared to losses of $579 for the six months ended June 30, 2002.

Income Tax (Expense) Benefit. Income tax expense for the six months ended June 30, 2003 was $2,075 compared to an income tax benefit of $3,698 for the six months ended June 30, 2002. Our effective tax rate for the six months ended June 30, 2003 was 39%. For the six months ended June 30, 2002, we recognized an income tax benefit due to our net loss during the six months ended June 30, 2002 and to our ability to carryback those losses and apply them against taxes paid in prior periods.

Liquidity and Capital Resources

Cash Flows.

Our net cash provided by operating activities was $2,117 for the six months ended June 30, 2003. During the six months ended June 30, 2003, cash was provided by net income of $3,280, a decrease in accounts receivable of $2,752, and a decrease in prepaid and other current assets of $1,289. During the six months ended June 30, 2003, primary uses of cash were an increase of inventories of $5,424, and a decrease in accounts payable and accrued expenses of $4,966. Significant non-cash adjustments to operating activities for the six months ended June 30, 2003 included depreciation and amortization expense of $2,413, a deferred income tax provision of $2,071, and inventory write-downs of $699.

Our net cash used in investing activities was $1,526 for the six months ended June 30, 2003 compared to $10,273 for the six months ended June 30, 2002. Our investing activities primarily consisted of purchases of property, plant, and equipment. A majority of our investing activities in the six months ended June 30, 2002 consisted of the construction of our new facilities, which were completed in 2002.

Our net cash used in financing activities for the six months ended June 30, 2003 was $1,113, including $1,016 used for payments on capital lease and note obligations, $29 of stock issuance costs, and a $401 increase in restricted deposits, offset in part by $333 of cash provided by the exercise of stock options.

As of June 30, 2003, we had $9,289 of cash and cash equivalents and $18,911 of cash which is restricted as collateral under our term loan agreement. We are in the process of identifying and pursuing various financing opportunities. We believe that our working capital as of June 30, 2003, together with working capital we anticipate generating during the remainder of 2003, will be adequate to fund our operations for at least the next 12 months.

Certain Commitments.

At June 30, 2003, we owed MSD $14,100. Included in the amount due MSD was $9,132 of management fees, which were withheld during 2002. We intend to continue to pay MSD additional amounts we owe them by using our excess working capital. Under our new agreements entered into during 2002, we were required to pay a portion of the outstanding payable by July 31, 2003. The deadline for these payments has been extended to October 31, 2003, as we continue to work with MSD to resolve these issues in a manner that addresses the needs of the two companies. While there can be no assurance that we will be successful in doing so, we are confident that a satisfactory arrangement will be reached.

On December 19, 2002, we entered into a credit agreement with Bank of America, N.A. pursuant to which the bank advanced $15,100 to us which we used to repay $15,100 of loans from the bank that were due on December 31, 2002 and were collateralized by a lien on substantially all of our assets. The credit agreement calls for quarterly interest payments at the daily floating LIBOR rate (1.20% at June 30, 2003). On December 18, 2003, all outstanding principal and unpaid interest will be due in full. Amounts owed under the credit agreement are collateralized by certain restricted deposits. The credit agreement contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, we must have a consolidated leverage financial ratio no greater than 3.0 to 1.0 as of December 31, 2002 and 2.5 to 1.0 as of the end of each subsequent quarter. We were in compliance with the consolidated leverage financial ratio at June 30, 2003.

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

Our interest rate swap arrangement involves the exchange of variable interest rate payments, based on LIBOR, without exchanging the notional principal amount. Payments or receipts on the agreement are recorded as adjustments to interest expense because our derivative instrument does not quality as an effective hedge under relevant accounting rules. An increase of 1% in the LIBOR index rate would have resulted in an estimated $500 decrease to the fair value of our investment in the swap arrangement as of the end of June 30, 2003.

At June 30, 2003, we had an outstanding swap agreement maturing April 2, 2007, with a notional amount of $15,576. Under the agreement, we receive LIBOR and pay a fixed interest rate of 5.99%. The counter party to this swap arrangement is a major financial institution. At June 30, 2003, we would have paid $2,123 to terminate this agreement. An increase of 1.0% in the yield curve would not result in an increased penalty to us and our interest rate would still be equal to 5.99%.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We refer you to Item 1, note 13 entitled “Legal Actions.”

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Default upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 28, 2003, we held our Annual Meeting of Stockholders. The matter voted on at the meeting and the result of the vote are as follows:

Election of one director for a three year term expiring 2006:

Name	Term	For	Withhold Authority
Philip R. Chapman	3 years expiring 2006	19,113,542	3,050,176

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 Sarbanes-Oxley Act of 2002

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

Date: August 14, 2003