Form 10-Q
period 2003-09-30
REGENERATION TECHNOLOGIES INC
filed 2003-11-14
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 0-31271

REGENERATION TECHNOLOGIES, INC.

Delaware	59-3466543
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11621 Research Circle Alachua, Florida 32615

(386) 418-8888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒  No  ☐

Shares of common stock, $0.001 par value, outstanding on November 7, 2003: 26,359,181

REGENERATION TECHNOLOGIES, INC.

FORM 10-Q For the Quarter Ended September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$9,725	$9,811
Restricted deposits	18,377	18,510
Accounts receivable—less allowances of $4,679 in 2003 and $4,748 in 2002	11,786	14,082
Inventories	35,883	28,626
Prepaid and other current assets	1,489	2,649
Deferred tax assets—current	1,908	3,134

Total current assets	79,168	76,812
Property, plant and equipment—net	47,944	50,575
Deferred tax assets	1,784	2,789
Goodwill	2,863	2,613
Other assets—net	8,706	8,401

	$140,465	$141,190

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$20,637	$25,608
Accrued expenses	6,626	8,055
Current portion of deferred revenue	364	447
Note payable	15,100	15,100
Current portion of long-term debt	1,669	1,850

Total current liabilities	44,396	51,060
Long-term debt—less current portion	1,004	2,266
Derivative liability	1,819	1,996
Deferred revenue	3,050	3,246

Total liabilities	50,269	58,568

Stockholders’ equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 26,494,631 and 26,209,378 shares issued and outstanding, respectively	26	26
Additional paid-in capital	101,347	99,235
Accumulated deficit	(10,834)	(15,733)
Deferred compensation	(329)	(892)
Less treasury stock, 133,296 shares	(14)	(14)

Total stockholders’ equity	90,196	82,622

	$140,465	$141,190

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Fees from tissue distribution	$19,733	$32,188	$61,695	$91,668
Other revenues	421	314	1,372	1,153

Total revenues	20,154	32,502	63,067	92,821
Management services fees	—	14,163	—	44,663

Net revenues	20,154	18,339	63,067	48,158
Costs of processing and distribution	10,856	9,785	34,422	31,307

Gross profit	9,298	8,554	28,645	16,851

Expenses:
Marketing, general and administrative	6,021	6,798	18,246	24,311
Research and development	648	561	1,668	1,828
Litigation settlement	—	—	—	2,000
Asset abandonments	111	(17)	111	3,101
Restructuring	—	(280)	—	1,411

Total expenses	6,780	7,062	20,025	32,651

Operating income (loss)	2,518	1,492	8,620	(15,800)

Other (expense) income:
Interest expense	(34)	(1,222)	(924)	(2,398)
Interest income	54	34	197	141

Net interest income (expense)	20	(1,188)	(727)	(2,257)

Income (loss) before income tax (expense) benefit	2,538	304	7,893	(18,057)
Income tax (expense) benefit	(919)	(78)	(2,994)	3,620

Net income (loss)	1,619	226	4,899	(14,437)
Other comprehensive income (loss), net of tax:
Unrealized derivative income	—	50	—	293

Comprehensive income (loss)	$1,619	$276	$4,899	$(14,144)

Net income (loss) per common share—basic	$0.06	$0.01	$0.19	$(0.66)

Net income (loss) per common share—diluted	$0.06	$0.01	$0.18	$(0.66)

Weighted average shares outstanding—basic	26,442,783	21,986,273	26,318,618	21,826,092

Weighted average shares outstanding—diluted	27,304,880	22,707,372	26,972,226	21,826,092

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,619	$226	$4,899	$(14,437)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,117	913	3,530	2,438
Provision for bad debts	45	93	135	270
(Reduction of) provision for inventory writedowns	(700)	400	(1)	2,265
Provision for (reduction of) product returns	—	80	(182)	231
Amortization of deferred revenue	(93)	(73)	(279)	(221)
Deferred income tax provision (benefit)	160	(519)	2,231	(1,139)
Deferred stock-based compensation and nonqualified option expense	742	885	961	1,418
Derivative (gain) loss	(304)	949	(177)	1,744
Litigation settlement	—	—	—	2,000
Loss (gain) on asset sales/abandonments	111	(17)	111	2,683
Write-off of capitalized patent and trademark expenses	—	—	—	418
Changes in assets and liabilities—cash provided by (used in):
Accounts receivable	(409)	(961)	2,343	3,105
Inventories	(1,831)	(846)	(7,255)	(3,645)
Prepaid and other current assets	(115)	(71)	1,174	(1,118)
Other assets	(265)	(105)	(330)	(2,319)
Accounts payable	(2,294)	(1,432)	(5,888)	11,192
Accrued expenses	1,213	(1,457)	(159)	(702)

Net cash (used in) provided by operating activities	(1,004)	(1,935)	1,113	4,183

Cash flows from investing activities:
Purchase of property, plant and equipment	(76)	(2,062)	(1,352)	(12,335)
Additional cash paid for purchases of assets	—	—	(250)	—

Net cash used in investing activities	(76)	(2,062)	(1,602)	(12,335)

Cash flows from financing activities:
Stock issuance costs	—	—	(29)	—
Proceeds from exercise of stock options	1,409	179	1,742	315
Payments on capital lease and note obligations	(427)	(579)	(1,443)	(1,330)
Decrease in restricted deposits	534	—	133	—

Net cash provided by (used in) financing activities	1,516	(400)	403	(1,015)

Net increase (decrease) in cash and cash equivalents	436	(4,397)	(86)	(9,167)
Cash and cash equivalents, beginning of period	9,289	8,734	9,811	13,504

Cash and cash equivalents, end of period	$9,725	$4,337	$9,725	$4,337

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Nine Months Ended September 30, 2003 and 2002

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

Certain amounts in the condensed consolidated financial statements for the three months and nine months ended September 30, 2002, as previously reported, have been reclassified to conform to the 2003 presentation.

2. Stock Based Compensation

Options to purchase approximately 3,218,546 shares of common stock at prices ranging from $1.30 to $14.95 per share were outstanding as of September 30, 2003.

Had compensation cost for grants of options after March 31, 2000 been determined on the basis of fair value pursuant to SFAS No. 123, net income (loss) and net income (loss) per common share would have been affected as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$1,619	$226	$4,899	$(14,437)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	11	21	35	63
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(454)	(497)	(1,343)	(1,284)

Pro forma net income (loss)	$1,176	$(250)	$3,591	$(15,658)

Net income (loss) per common share:
Basic, as reported	$0.06	$0.01	$0.19	$(0.66)
Basic, pro forma	$0.04	$(0.01)	$0.14	$(0.72)
Diluted, as reported	$0.06	$0.01	$0.18	$(0.66)
Diluted, pro forma	$0.04	$(0.01)	$0.13	$(0.72)

The Company recorded deferred compensation expense for options granted to employees and non-employees during the period October 1, 1999 through March 31, 2000 of $167 and $777 for the nine months ended September 30, 2003 and 2002, respectively.

3. Earnings Per Share

A reconciliation of the weighted average number of shares of common stock used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic shares	26,442,783	21,986,273	26,318,618	21,826,092
Effect of dilutive stock options	862,097	721,099	653,608	—

Diluted shares	27,304,880	22,707,372	26,972,226	21,826,092

The dilutive effect of approximately 888,000 and 1,600,000 stock options were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2003, respectively, because they were anti-dilutive. For the three months ended September 30, 2002, approximately 2,800,000 stock options were not included in the computation of diluted earnings per share because they were anti-dilutive.

4. Goodwill and Other Intangible Assets

The carrying value of goodwill increased by $250 for the three months ended March 31, 2003 to $2,863 as a result of a contingent payment made in connection with the Company’s purchase of certain assets of Alabama Tissue Center (“ATC”), originally consummated in August 2000. Under the purchase agreement, if the business the Company acquired achieved a specified operating income within a defined period of time, an additional purchase price of $250 was required to be paid. As a result of the milestone being achieved, the Company paid $250 which has been recorded as additional goodwill. The carrying value of goodwill was $2,863 at September 30, 2003.

The following table reflects the components of other intangible assets:

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Patents	$1,161	$146	$834	$125
Trademarks	82	9	80	6

Total	$1,243	$155	$914	$131

Such amounts are included in other assets-net in the accompanying condensed consolidated balance sheets. Amortization expense of these amounts for the nine months ended September 30, 2003 and 2002 was $24 and $41, respectively. Management estimates amortization expense of $50 for each of the next five years.

5. Inventories

Inventories by stage of completion are as follows:

	September 30, 2003	December 31, 2002
Unprocessed donor tissue	$5,851	$6,225
Tissue in process	18,159	13,556
Implantable donor tissue	10,493	7,537
Supplies	1,380	1,308

	$35,883	$28,626

During the nine month periods ended September 30, 2003 and 2002, the Company made provisions for inventory write-downs of $699 and $2,265, respectively, due to obsolescence. During the three month period ended September 30, 2003, the Company reduced its provision for inventory write-downs by $700 reflecting donated and destroyed inventory items which were previously reserved for.

6. Investment in Organ Recovery Systems, Inc.

On November 2, 2001 the Company purchased 1,285,347 shares of convertible preferred stock issued by Organ Recovery Systems, Inc. (“ORS”), a privately held company, at a price of $3.89 per share. ORS is organized for the purpose of advancing organ transplantation technology. The Company invested in ORS to continue its commitment to the promotion of effective use and distribution of human tissue. The purchase was paid for in cash and recorded at a total cost of $5,250, which is included in other assets—net, in the accompanying condensed consolidated balance sheet at September 30, 2003.

Realization of the Company’s investment in ORS is dependent upon ORS’s successful execution of its operational strategies and the continued industry acceptance of its current and future product developments. During 2003, ORS issued additional equity at a price equal to what the Company paid for its shares of preferred stock. Accordingly, management of the Company believes there has been no impairment of the Company’s investment.

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

The following table summarizes the notional transaction amount and fair value for the outstanding derivative at September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002
	Notional Amount	Fair Value	Notional Amount	Fair Value	Maturity
Interest rate swap	$15,479	$(1,819)	$15,760	$(1,996)	2007

The Company’s derivative does not qualify as an effective hedge under relevant accounting rules and therefore, changes in the fair market value of the underlying instrument are reflected as adjustments to interest expense. The net decrease in fair value of the derivative liability of the interest rate swap agreement for the nine months ended September 30, 2003 was $177.

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

At September 30, 2003, net deferred tax assets were approximately $3,692. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance at September 30, 2003 of $3,200, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

9. Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income taxes received during the period	$—	$—	$(1,510)	$(2,244)
Interest paid during the period	$499	$593	$1,363	$1,426
Noncash capital lease obligations	$—	$152	$—	$4,708
Noncash insurance financing	$—	$—	$15	$864
Issuance of stock options	$—	$—	$—	$48

10. Segment Data

The Company processes human tissue received from various tissue recovery agencies and distributes the tissue through various channels. This one line of business represents 100% of consolidated fees from tissue distribution and is comprised of four primary product lines: spinal, sports medicine, cardiovascular and general orthopedic. Effective November 1, 2002, the Company entered into a new distribution agreement with Medtronic Sofamor Danek (“MSD”) under which the Company is no longer responsible for the collection of total distribution fees, but instead receives a fee from MSD based on the Company’s average net distribution fee. Therefore, subsequent to November 1, 2002, the Company’s total revenues are the same as its net revenues. The following table presents net revenues from tissue distribution and for other non-tissue revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Fees from tissue distribution:
Spinal	$13,128	$10,621	$40,238	$25,000
Sports Medicine	2,221	2,503	6,633	7,158
Cardiovascular	1,372	1,023	3,890	1,992
General orthopedic	3,012	3,878	10,934	12,855
Other non-tissue revenues	421	314	1,372	1,153

Total	$20,154	$18,339	$63,067	$48,158

The following table presents total revenues from tissue distribution and for other non-tissue revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Fees from tissue distribution:
Spinal	$13,128	$24,784	$40,238	$67,415
Sports Medicine	2,221	2,503	6,633	7,158
Cardiovascular	1,372	1,023	3,890	1,992
General orthopedic	3,012	3,878	10,934	15,103
Other non-tissue revenues	421	314	1,372	1,153

Total	$20,154	$32,502	$63,067	$92,821

11. Note Payable

On December 19, 2002, the Company borrowed $15,100 under a term loan agreement with Bank of America, N.A. The term loan agreement calls for quarterly interest payments at the daily floating LIBOR rate plus 2% (3.29% at September 30, 2003). At the end of the one-year agreement, or December 18, 2003, all outstanding principal and accrued and unpaid interest are due in full. The Company is in the process of identifying and pursuing various financing opportunities. Amounts owed under the term loan agreement are collateralized by the restricted deposits. The Company has the right to direct the investment of these restricted deposits in certain permitted investments where fair value is substantially the same as cost, as defined in the term loan agreement, but has no right to otherwise use the restricted deposits while the loan remains outstanding. The term loan agreement contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must have a consolidated leverage financial ratio (defined in the term loan agreement as debt divided by EBITDA), no greater than 2.5 to 1.0 as of the end of each quarter subsequent to December 31, 2002. The Company’s consolidated leverage financial ratio was 1.25 to 1.0 at September 30, 2003.

12. Commitment

At September 30, 2003, the Company had a recorded liability to MSD of $13,029, for management service fee obligations which were recognized under the terms of the prior distribution agreement. The Company has disputed certain components of the recorded liability to MSD, which has primarily focused on the contractual terms and, among other things, responsibilities of the parties relative to losses on consignment inventories and uncollected accounts receivable. The Company and MSD have attempted, for over a year, to resolve these issues in a manner that addressed the needs of the two companies. The parties have been unable to reach an agreement with respect to the amount owed. The current distribution agreement calls for the Company and MSD to enter into arbitration to settle the dispute if a settlement cannot otherwise be reached. Management believes that the ultimate settlement of these matters will not exceed the liability provided for in the accompanying condensed consolidated financial statements.

13. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of September 30, 2003 will have a material adverse impact on its financial position or results of operations.

14. Subsequent Event

Effective October 31, 2003, the Company sold its former administrative and manufacturing buildings for $3,100. The net proceeds from the sale of the buildings were used to pay down a portion of the outstanding term loan described in Note 11, as required by the term loan agreement. In conjunction with the pay down of principal, $3,300 of cash, previously restricted as collateral for the term loan, has been released to the Company.

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

Three Months Ended September 30, 2003 Compared With Three Months Ended September 30, 2002

Total Revenues. Our total revenues decreased by $12,348, or 38.0%, to $20,154 for the three months ended September 30, 2003 from $32,502 for the three months ended September 30, 2002. Effective November 1, 2002, we entered into a new distribution agreement with Medtronic Sofamor Danek, or MSD, our largest distributor. Under our new agreement with MSD, we are no longer responsible for the collection of total distribution fees, but instead receive a fee from MSD based on our listed average net distribution fee. Consequently, subsequent to November 1, 2002, our total revenues will be the same as our net revenues. Accordingly, we believe that a comparison of our 2002 revenues to our 2003 revenues on a net revenue basis is more meaningful than any comparison on a total revenues basis.

Management Services Fees. Management services fees, which were paid to MSD for the management services it provided to assist in the distribution of our allografts, were $0 for the three months ended September 30, 2003 compared to $14,163 for the three months ended September 30, 2002. This decrease was due to the change in our distribution agreement with MSD described above.

Net Revenues. Our net revenues increased by $1,815, or 9.9%, to $20,154 for the three months ended September 30, 2003 from $18,339 for the three months ended September 30, 2002. The increase was due to an increase of $2,507 in revenues from the distribution of our spinal allografts and an increase of $349 from the distribution of cardiovascular tissues, offset in part by a decrease of $282 from the distribution of sports medicine allografts and a decrease of $866 from the distribution of general orthopedic allografts. The increased revenue from the distribution of our spinal allografts can be attributed to our ability to process more of these allografts. The increase in cardiovascular revenues was the result of the continued high demand for these allografts, together with our success in entering into new recovery agreements. The decrease from the distribution of sports medicine allografts was due to our transition of the distribution of these allografts to Stryker Endoscopy from our previous distribution network. The decrease from the distribution of general orthopedic allografts was primarily due to our transition of the distribution of these allografts to MSD and Exactech, Inc. from our previous distribution network. Other revenues, which consist of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, grant revenues, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $107 to $421 for the three months ended September 30, 2003 compared to $314 for the three months ended September 30, 2002.

Costs of Processing and Distribution. Costs of processing and distribution increased by $1,071, or 10.9%, to $10,856 for the three months ended September 30, 2003 from $9,785 for the three months ended September 30, 2002. As a percentage of net revenues, these costs increased from 53.4% for the three months ended September 30, 2002 to 53.9% for the three months ended September 30, 2003.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $777, or 11.4%, to $6,021 for the three months ended September 30, 2003 from $6,798 for the three months ended September 30, 2002. This decrease primarily was due to a $1,692 decrease in commission expense for the 2003 period as a result of our new distribution agreements offset in part by an increase in operating expenses related to our new facility. These expenses decreased as a percentage of net revenues from 37.1% for the three months ended September 30, 2002 to 29.9% for the three months ended September 30, 2003.

Research and Development Expenses. Research and development expenses increased by $87, or 15.5%, to $648 for the three months ended September 30, 2003 from $561 for the three months ended September 30, 2002. As a percentage of net revenues, research and development expenses increased from 3.1% for the three months ended September 30, 2002 to 3.2% for the three months ended September 30, 2003.

Net Interest Income (Expense). Net interest income was $20 for the three months ended September 30, 2003 compared to net interest expense of $1,188 for the three months ended September 30, 2002. This increase primarily was the result of a $304 gain on our swap agreement for the three months ended September 30, 2003 compared to a $949 loss on our swap agreements for the three months ended September 30, 2002.

Income Tax (Expense) Benefit. Income tax expense for the three months ended September 30, 2003 was $919 compared to $78 for the three months ended September 30, 2002. Our effective tax rate for the three months ended September 30, 2003 was 36%, which was lower than previous quarters in 2003 due to a tax benefit we recognized from donated inventory.

Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002

Total Revenues. Our total revenues decreased by $29,754, or 32.1%, to $63,067 for the nine months ended September 30, 2003 from $92,821 for the nine months ended September 30, 2002. Effective November 1, 2002, we entered into a new distribution agreement with Medtronic Sofamor Danek, or MSD, our largest distributor. Under our new agreement with MSD, we are no longer responsible for the collection of total distribution fees, but instead receive a fee from MSD based on our listed average net distribution fee. Consequently, subsequent to November 1, 2002, our total revenues will be the same as our net revenues. Accordingly, we believe that a comparison of our 2002 revenues to our 2003 revenues on a net revenue basis is more meaningful than any comparison on a total revenues basis.

Management Services Fees. Management services fees, which were paid to MSD for the management services it provided to assist in the distribution of our allografts, were $0 for the nine months ended September 30, 2003 compared to $44,663 for the nine months ended September 30, 2002. This decrease was due to the change in our distribution agreement with MSD described above.

Net Revenues. Our net revenues increased by $14,909, or 31.0%, to $63,067 for the nine months ended September 30, 2003 from $48,158 for the nine months ended September 30, 2002. The increase was due to an increase of $15,238 in revenues from the distribution of our spinal allografts and an increase of $1,898 from the distribution of cardiovascular tissues, offset in part by a decrease of $525 from the distribution of sports medicine allografts and a decrease of $1,921 from the distribution of general orthopedic allografts. The increased revenue from the distribution of our spinal allografts can be attributed to our ability to process more of these allografts during the first nine months of 2003. The increase in cardiovascular revenues was the result of the continued high demand for these allografts, together with our success in entering into new recovery agreements. The decrease from the distribution of sports medicine allografts was due to our transition of the distribution of these allografts to Stryker Endoscopy from our previous distribution network. The decrease from the distribution of general orthopedic allografts was primarily due to our transition of the distribution of these allografts to MSD and Exactech, Inc. from our previous distribution network. Other revenues increased by $219 to $1,372 for the nine months ended September 30, 2003 compared to $1,153 for the nine months ended September 30, 2002.

Costs of Processing and Distribution. Costs of processing and distribution increased by $3,115, or 9.9%, to $34,422 for the nine months ended September 30, 2003 from $31,307 for the nine months ended September 30, 2002. As a percentage of net revenues, these costs decreased from 65.0% for the nine months ended September 30, 2002 to 54.6% for the nine months ended September 30, 2003. This decrease was primarily attributable to higher production volumes and lower unit costs due to our ability to leverage fixed costs. Also, under our new distribution agreements, gross margins have increased resulting in lower costs of processing and distribution as a percentage of net revenue.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $6,065, or 24.9%, to $18,246 for the nine months ended September 30, 2003 from $24,311 for the nine months ended September 30, 2002. This decrease was primarily due to $2,600 of one-time charges and restructuring expenses recognized in 2002 and a decrease in commission expense of $4,929 for the 2003 period as a result of our new distribution agreements. These expenses decreased as a percentage of net revenues from 50.5% for the nine months ended September 30, 2002 to 28.9% for the nine months ended September 30, 2003.

Research and Development Expenses. Research and development expenses decreased by $160 or 8.8%, to $1,668 for the nine months ended September 30, 2003 from $1,828 for the nine months ended September 30, 2002. This decrease was primarily due to reduced personnel costs in 2003 as a result of our restructuring efforts during 2002, along with reduced costs associated with outside studies and an increase in net revenues without a commensurate increase in research and development expenses. As a percentage of net revenues, research and development expenses decreased from 3.8% for the nine months ended September 30, 2002 to 2.6% for the nine months ended September 30, 2003.

Net Interest Income (Expense). Net interest expense was $727 for the nine months ended September 30, 2003 compared to $2,257 for the nine months ended September 30, 2002. This decrease was the result of a $177 gain on our swap agreement for the nine months ended September 30, 2003 compared to a $1,744 loss on our swap agreements for the nine months ended September 30, 2002.

Income Tax (Expense) Benefit. Income tax expense for the nine months ended September 30, 2003 was $2,994 compared to an income tax benefit of $3,620 for the nine months ended September 30, 2002. Our effective tax rate for the nine months ended September 30, 2003 was 38%. For the nine months ended September 30, 2002, we recognized an income tax benefit due to our net loss during the nine months ended September 30, 2002 and to our ability to carryback those losses and apply them against taxes paid in prior periods.

Liquidity and Capital Resources

Cash Flows.

Our net cash provided by operating activities was $1,113 for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, cash was provided by net income of $4,899, a decrease in accounts receivable of $2,343, and a decrease in prepaid and other current assets of $1,174. During the nine months ended September 30, 2003, primary uses of cash were an increase of inventories of $7,255, and a decrease in accounts payable and accrued expenses of $6,047. Our inventories increased during the nine months ended September 30, 2003 as a result of an increase in the amount of tissue we were able to procure, as well as operational processing improvements we made to accommodate our planned growth. In addition, during the three months ended September 30, 2003, we experienced unplanned reductions in order volumes from our largest customer. These factors have caused us to reconsider our current planned production levels, as well as strategically explore alternative distribution channels for our implants. Significant non-cash adjustments to operating activities for the nine months ended September 30, 2003 included depreciation and amortization expense of $3,530, a deferred income tax provision of $2,231, and a deferred stock-based compensation and nonqualified option expense of $961.

Our net cash used in investing activities was $1,602 for the nine months ended September 30, 2003 compared to $12,335 for the nine months ended September 30, 2002. Our investing activities primarily consisted of purchases of property, plant, and equipment. A majority of our investing activities in the nine months ended September 30, 2002 consisted of the construction of our new facilities, which were completed in 2002.

Our net cash provided by financing activities for the nine months ended September 30, 2003 was $403, including $1,742 of cash provided by the exercise of stock options, offset in part by $1,443 used for payments on capital lease and note obligations, $29 in stock issuance costs, and a $133 decrease in restricted deposits.

As of September 30, 2003, we had $9,725 of cash and cash equivalents and $18,377 of cash which is restricted as collateral under our term loan agreement. We are in the process of identifying and pursuing various financing opportunities. We believe that our working capital as of September 30, 2003, together with working capital we anticipate generating during the remainder of 2003, will be adequate to fund our operations for at least the next 12 months.

Effective October 31, 2003, we sold our former administrative and manufacturing buildings for $3,100. The net proceeds from the sale of the buildings were used to pay down a portion of our outstanding term loan described below, as required by the term loan agreement. In conjunction with the pay down of principal, $3,300 of cash, previously serving as collateral for the term loan, has been released to us.

Certain Commitments.

At September 30, 2003, we had a recorded liability to MSD of $13,029, for management service fee obligations which were recognized under the terms of the prior distribution agreement. We have disputed certain components of the recorded liability to MSD, which has primarily focused on the contractual terms and, among other things, responsibilities of the parties relative to losses on consignment inventories and uncollected accounts receivable. The parties have attempted, for over a year, to resolve these issues in a manner that addressed the needs of the two companies. The parties have been unable to reach an agreement with respect to the amount owed. The current distribution agreement calls for us and MSD to enter into arbitration to settle the dispute if a settlement cannot otherwise be reached. We believe that the ultimate settlement of these matters will not exceed the liability provided for in the accompanying condensed consolidated financial statements.

On December 19, 2002, we entered into a credit agreement with Bank of America, N.A. pursuant to which the bank advanced $15,100 to us which we used to repay $15,100 of loans from the bank that were due on December 31, 2002 and were collateralized by a lien on substantially all of our assets. The credit agreement calls for quarterly interest payments at the daily floating LIBOR rate plus 2% (3.29% at September 30, 2003). On December 18, 2003, all outstanding principal and unpaid interest will be due in full. Amounts owed under the credit agreement are collateralized by certain restricted deposits, but not our other assets. The credit agreement contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, we must have a consolidated leverage financial ratio (defined in the term loan agreement as debt divided by EBITDA), no greater than 2.5 to 1.0 as of the end of each quarter subsequent to December 31, 2002. Our consolidated leverage financial ratio was 1.25 to 1.0 at September 30, 2003.

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

Our interest rate swap arrangement involves the exchange of variable interest rate payments, based on LIBOR, without exchanging the notional principal amount. Payments or receipts on the agreement are recorded as adjustments to interest expense because our derivative instrument does not qualify as an effective hedge under relevant accounting rules. An increase of 1% in the LIBOR index rate would have resulted in an estimated $500 decrease to the fair value of our investment in the swap arrangement as of the end of September 30, 2003.

At September 30, 2003, we had an outstanding swap agreement maturing April 2, 2007, with a notional amount of $15,479. Under the agreement, we receive LIBOR and pay a fixed interest rate of 5.99%. The counter party to this swap arrangement is a major financial institution. At September 30, 2003, we would have paid $1,819 to terminate this agreement. An increase of 1.0% in the yield curve would not result in an increased penalty to us and our interest rate would still be equal to 5.99%.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including all consolidated subsidiaries) required to be included in our periodic SEC filings. There have not been any changes in our internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We refer you to Item 1, note 13 entitled “Legal Actions.”

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Default upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

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

Date: November 14, 2003