Form 10-Q
period 2004-03-31
REGENERATION TECHNOLOGIES INC
filed 2004-05-10
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Shares of common stock, $0.001 par value, outstanding on April 30, 2004: 26,557,081

REGENERATION TECHNOLOGIES, INC.

FORM 10-Q For the Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$20,879	$10,051
Restricted deposits	—	14,757
Accounts receivable - less allowances of $4,062 in 2004 and $4,456 in 2003	7,569	5,942
Inventories	40,707	41,655
Prepaid and other current assets	956	940
Deferred tax assets - current	4,539	5,237

Total current assets	74,650	78,582
Property, plant and equipment - net	43,070	43,689
Deferred tax assets	2,528	2,466
Goodwill	2,863	2,863
Other assets - net	9,579	8,816

	$132,690	$136,416

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$18,960	$18,919
Accrued expenses	5,721	5,928
Current portion of deferred revenue	364	364
Note payable	—	12,068
Current portion of long-term debt	3,082	1,607

Total current liabilities	28,127	38,886
Long-term debt - less current portion	7,822	621
Derivative liabilities	—	1,552
Deferred revenue	2,868	2,960

Total liabilities	38,817	44,019

Stockholders’ Equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 26,551,594 and 26,517,865 shares issued and outstanding, respectively	26	26
Additional paid-in capital	102,051	102,018
Accumulated deficit	(7,996)	(9,377)
Deferred compensation	(194)	(256)
Less treasury stock, 133,296 shares	(14)	(14)

Total stockholders’ equity	93,873	92,397

	$132,690	$136,416

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2004	2003
Net Revenues:
Fees from tissue distribution	$23,082	$19,339
Other revenues	562	493

Total net revenues	23,644	19,832
Costs of processing and distribution	14,943	10,942

Gross profit	8,701	8,890

Expenses:
Marketing, general and administrative	5,564	5,939
Research and development	855	400

Total expenses	6,419	6,339

Operating income	2,282	2,551

Other (expense) income:
Interest expense	(284)	(320)
Interest income	34	89

Net interest expense	(250)	(231)

Income before income tax expense	2,032	2,320
Income tax expense	(651)	(921)

Net income	$1,381	$1,399

Net income per common share - basic	$0.05	$0.05

Net income per common share - diluted	$0.05	$0.05

Weighted average shares outstanding - basic	26,539,620	26,238,641

Weighted average shares outstanding - diluted	27,092,144	26,727,133

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,381	$1,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,100	1,214
Provision for bad debts	60	45
Inventory writedowns	—	300
Reduction of provision for product returns	—	(25)
Amortization of deferred revenue	(92)	(93)
Deferred income tax provision	636	1,361
Deferred stock-based compensation and nonqualified option expense	62	117
Derivative loss (gain)	61	(31)
Changes in assets and liabilities:
Accounts receivable	(1,687)	1,835
Inventories	948	(3,340)
Prepaid and other current assets	256	(244)
Other assets	(768)	(289)
Accounts payable	41	(1,216)
Accrued expenses	(479)	(320)

Net cash provided by operating activities	1,519	713

Cash flows from investing activities:
Purchases of property, plant and equipment	(476)	(1,002)

Net cash used in investing activities	(476)	(1,002)

Cash flows from financing activities:
Stock issuance costs	—	(29)
Proceeds from exercise of stock options	33	97
Payment made to terminate swap agreement	(1,613)	—
Payments on capital lease and note obligations	(324)	(616)
Payment on note payable	(12,068)	—
Proceeds from issuance of term loan	9,000	—
Decrease (increase) in restricted deposits	14,757	(129)

Net cash provided by (used in) financing activities	9,785	(677)

Net increase (decrease) in cash and cash equivalents	10,828	(966)
Cash and cash equivalents, beginning of period	10,051	9,811

Cash and cash equivalents, end of period	$20,879	$8,845

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

(In thousands, except share and per share data)

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The condensed consolidated financial statements include the accounts of Regeneration Technologies, Inc. and its wholly owned subsidiaries, Alabama Tissue Center, Biological Recovery Group (inactive) and RTI Services, Inc. (collectively, the “Company”). The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc., which is a controlled entity.

Restricted Deposits— At March 31, 2004, the Company no longer has any restricted deposits. At December 31, 2003, the Company had $14,757 on deposit with a commercial bank in satisfaction of a collateral requirement contained in a credit agreement, which was fully repaid and terminated on February 20, 2004.

Deferred Financing Costs— Deferred financing costs include costs incurred to obtain financing. Upon funding of debt offerings, deferred financing costs are capitalized as debt issuance costs and amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt. At March 31, 2004, net deferred financing costs approximated $675, net of accumulated amortization of $11, which are included in other assets - net in the accompanying condensed consolidated balance sheet.

Reclassifications— Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2003, as previously reported, have been reclassified to conform to the 2004 presentation.

2.	Stock Based Compensation

Options to purchase approximately 3,054,967 shares of common stock at prices ranging from $1.30 to $14.95 per share were outstanding as of March 31, 2004.

Had compensation cost for grants of options after March 31, 2000, the date with which all options granted to employees thereafter were issued with an exercise price equal to the fair market value on the date of the grant, been determined on the basis of fair value pursuant to SFAS No. 123, net income and net income per common share would have been affected as follows:

	Three Months Ended March 31,
	2004	2003
Net income:
As reported	$1,381	$1,399
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	7	12
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(443)	(431)

Pro forma net income	$945	$980

Net income per common share:
Basic, as reported	$0.05	$0.05
Basic, pro forma	$0.04	$0.04
Diluted, as reported	$0.05	$0.05
Diluted, pro forma	$0.03	$0.04

The Company recorded deferred compensation expense for options granted to employees and non-employees during the period October 1, 1999 through March 31, 2000 of $62 and $117 for the three months ended March 31, 2004 and 2003, respectively.

3.	Earnings Per Share

A reconciliation of the weighted average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,
	2004	2003
Basic shares	26,539,620	26,238,641
Effect of dilutive stock options	552,524	488,492

Diluted shares	27,092,144	26,727,133

For the three months ended March 31, 2004 and 2003, approximately 1,255,000 and 1,743,000, respectively, of issued stock options were not included in the computation of diluted earnings per share because they were anti-dilutive.

4.	Goodwill and Other Intangible Assets

The carrying value of goodwill was $2,863 at March 31, 2004 and December 31, 2003. The following table reflects the components of other intangible assets which are recorded as a component of noncurrent other assets – net in the condensed consolidated balance sheets:

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Patents	$1,407	$154	$1,278	$150
Trademarks	55	11	84	10

Total	$1,462	$165	$1,362	$160

Amortization expense for the three months ended March 31, 2004 and 2003 was $5 and $12, respectively. Management estimates amortization expense of $20 for each of the next five years.

5.	Inventories

Inventories by stage of completion are as follows:

	March 31, 2004	December 31, 2003
Unprocessed donor tissue	$8,148	$6,246
Tissue in process	19,704	20,065
Implantable donor tissue	11,567	14,176
Supplies	1,288	1,168

	$40,707	$41,655

During the three month periods ended March 31, 2004 and 2003, the Company had inventory write-downs of $0 and $300, respectively, due to estimated obsolescence.

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

Realization of the Company’s investment in ORS is dependent upon ORS’s successful execution of its operational strategies and the continued industry acceptance of its current and future product developments. Management monitors progress towards these success factors on a continual basis and has concluded that its investment in ORS has not been negatively impacted by operational matters. Additionally, in late 2003, ORS raised additional equity at a price equal to what the Company paid for its shares of preferred stock. Accordingly, management of the Company believes there has been no impairment of the Company’s investment.

7.	Derivatives

The following table summarizes the notional transaction amount and fair value for the outstanding derivative at March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003		Maturity
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap	$—	$—	$15,383	$(1,552)	2007

On February 20, 2004, the Company terminated the swap agreement by paying off the fair value of the swap, or $1,613. The net increase in fair value for the derivative liability of the interest rate swap for the period from December 31, 2003 to February 20, 2004, the termination date, was $61.

8.	Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

At March 31, 2004, net deferred tax assets were approximately $7,067. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance at March 31, 2004 of $500, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

9.	Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended March 31,
	2004	2003
Income taxes received during the period	$—	$(1,027)
Interest paid during the period	$223	$354
Noncash insurance financing	$272	$—

10.	Segment Data

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

	Three Months Ended March 31,
	2004	2003
Fees from tissue distribution:
Spinal	$15,871	$12,151
Sports medicine	2,781	2,493
Cardiovascular	1,527	1,201
General orthopedic	2,903	3,494
Other non-tissue	562	493

Total	$23,644	$19,832

11.	Note Payable

Note payable is as follows:

	March 31, 2004	December 31, 2003
Term loan	$—	$12,068

On February 20, 2004, the Company, with proceeds from a new long-term financing agreement, fully repaid the outstanding balance on the credit agreement and terminated the credit agreement. The previously restricted deposits were applied to the outstanding balance and the remaining amount of the restricted deposits, or $1,200, no longer serves as collateral under the agreement.

12.	Long-Term Debt

Long-term debt is as follows:

	March 31, 2004	December 31, 2003
Long-term debt	$9,000	$—
Capital leases	1,904	2,228

	10,904	2,228
Less current portion	(3,082)	(1,607)

	$7,822	$621

On February 20, 2004, the Company entered into a new long-term financing agreement with a major financial institution. The new agreement consists of a $9,000 five-year term loan and a five-year $16,000 revolving credit loan. The $9,000 term loan calls for monthly principal payments of $125,000. Interest on the new loan agreement is paid monthly at LIBOR plus 4.25% (5.59% at March 31, 2004). Under the $16,000 revolving credit loan, the Company can borrow up to the maximum eligible amount, based on certain outstanding receivables and inventories. Interest on outstanding amounts under the revolving credit loan is payable at LIBOR plus 3.75%. Principal and interest on the revolving credit loan are payable upon maturity, unless otherwise called for in the agreement. There is a .5% fee payable on any unused portion of the revolving credit facility. No amounts were outstanding under the revolving credit loan at March 31, 2004. The term loan and revolving credit loan are fully collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and certain property and equipment.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must maintain certain financial covenant ratios, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement. The Company is in compliance with the financial covenant ratios at March 31, 2004.

13.	Commitment

At March 31, 2004, the Company had recorded, in accounts payable, a liability to Medtronic Sofamor Danek (MSD) of $10,202 for management service fee obligations which were recognized under the terms of the prior distribution agreement. As of April 30, 2004, the Company has paid the $10,202 to MSD.

The Company is disputing the performance by MSD under the prior agreement based on the contractual terms including, among other things, responsibilities of the parties relative to losses on consignment inventories and uncollected accounts receivable. The Company is in discussions with MSD to resolve these matters. The current distribution agreement calls for the Company and MSD to enter into arbitration to settle the dispute if a settlement cannot otherwise be reached. Management believes that the ultimate settlement of these matters will not exceed the liability provided for in the accompanying condensed consolidated financial statements.

14.	Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2004 will have a material adverse impact on its financial position or results of operations.

15.	Subsequent Event

On April 15, 2004, the Company and MSD entered into an amended exclusive license and distribution agreement, which was effective immediately. The amended agreement provides that, among other things, MSD will continue to serve as the exclusive distributor for specialty tissue allografts and bone paste processed by the Company for use in spinal surgery in the United States, Canada and Puerto Rico. Pursuant to the amended agreement, the Company is able to distribute certain spinal implants outside of MSD’s exclusive territory and is able to develop new markets and distribution channels for non-spinal implants.

Under terms of the amended agreement, the Company remains responsible for processing human allograft tissue for the spine and regulatory compliance related to screening, testing and processing of this tissue. MSD is responsible for developing techniques and instrumentation for implantation of human allograft tissue, training and consultation with surgeons on custom implants, distribution and immediate delivery of available tissue and regulatory compliance related to distribution.

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

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

Net Revenues. Our net revenues increased by $3.8 million, or 19.2%, to $23.6 million for the three months ended March 31, 2004 from $19.8 million for the three months ended March 31, 2003. The overall increase in net revenues was a result of a 29% increase in unit volume partially offset by a shift in the product mix in the quarter. The higher net revenues were primarily the result of a $3.7 million increase in distributions of spinal allografts to our distributor, Medtronic Sofamor Danek, which is attributable to increased demand for these allografts along with new product introductions.

Costs of Processing and Distribution. Costs of processing and distribution increased by $4.0 million, or 36.6%, to $14.9 million for the three months ended March 31, 2004 from $10.9 million for the three months ended March 31, 2003. Our costs of processing and distribution were impacted by an increase in our donor recovery costs, increases in unit volume, and processing inefficiencies resulting from reduced production levels as we continue to address the inventory buildup that occurred during the second half of 2003. As a percentage of net revenues, costs of processing and distribution increased from 55.2% for the three months ended March 31, 2003 to 63.2% for the three months ended March 31, 2004.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $375,000, or 6.3%, to $5.6 million for the three months ended March 31, 2004 from $5.9 million for the three months ended March 31, 2003. These expenses decreased as a percentage of net revenues from 29.9% for the three months ended March 31, 2003 to 23.5% for the three months ended March 31, 2004. The decrease primarily was due to a $222,000 decrease in commission expense and a reversal of $200,000 in our allowance for bad debts.

Research and Development Expenses. Research and development expenses increased by $455,000, or 113.8%, to $855,000 for the three months ended March 31, 2004 from $400,000 for the three months ended March 31, 2003. As a percentage of net revenues, research and development expenses increased from 2.0% for the three months ended March 31, 2003 to 3.6% for the three months ended March 31, 2004, as we continue to increase our spending associated with new product development initiatives.

Net Interest Expense. Net interest expense was $250,000 for the three months ended March 31, 2004 compared to $231,000 for the three months ended March 31, 2003. This increase primarily was the result of a $61,000 loss on our swap agreement for the three months ended March 31, 2004 compared to a $31,000 gain on our swap agreement for the three months ended March 31, 2003.

Income Tax Expense. Income tax expense for the three months ended March 31, 2004 was $651,000 compared to $921,000 for the three months ended March 31, 2003. Our effective tax rate for the three months ended March 31, 2004 was 32%, which was lower than the three months ended March 31, 2003, due to a tax credit we recognized for qualified research and development expenses incurred.

Liquidity and Capital Resources

Cash Flows.

Our net cash provided by operating activities was $1.5 million for the three months ended March 31, 2004, compared to $713,000 for the three months ended March 31, 2003. During the three months ended March 31, 2004, cash was provided by net income of $1.4 million, a decrease in inventories of $948,000, and a decrease in prepaid and other current assets of $256,000. During the three months ended March 31, 2004, primary uses of cash were an increase of accounts receivable of $1.7 million, an increase in other assets of $768,000 associated with deferred borrowing costs, and a decrease in accrued expenses of $479,000. Our inventories decreased during the three months ended March 31, 2004 as a result of high distribution levels while restricting our tissue processing activities during the quarter. Significant non-cash adjustments to operating activities for the three months ended March 31, 2004 included depreciation and amortization expense of $1.1 million and a deferred income tax provision of $636,000.

Our net cash used in investing activities was $476,000 for the three months ended March 31, 2004 compared to $1.0 million for the three months ended March 31, 2003. Our investing activities consisted of purchases of property, plant, and equipment.

Our net cash provided by financing activities was $9.8 million for the three months ended March 31, 2004 compared to net cash used in financing activities of $677,000 for the three months ended March 31, 2003. Cash provided by financing activities for the three months ended March 31, 2004 consisted of a $14.8 million decrease in restricted deposits and proceeds from issuance of our new term loan of $9.0 million. Cash used in financing activities for the three months ended March 31, 2004 consisted of the repayment of our previous term loan of $12.1 million, a $1.6 million payment made to terminate a swap agreement, and payments on capital lease and note obligations of $324,000.

Liquidity

As of March 31, 2004, we had $20.9 million of cash and cash equivalents. We believe that our working capital as of March 31, 2004, together with our borrowing ability under the $16.0 million revolving credit loan, will be adequate to fund our operations for at least the next 12 months.

Certain Commitments.

At March 31, 2004, we had recorded, in accounts payable, a liability to MSD of $10.2 million for management service fee obligations which were recognized under the terms of the prior distribution agreement. As of April 30, 2004, we have paid the $10.2 million to MSD.

We have disputed the performance by MSD under the prior agreement based on the contractual terms including, among other things, responsibilities of the parties relative to losses on consignment inventories and uncollected accounts receivable. We are in discussions with MSD to resolve these matters. The current distribution agreement calls for us and MSD to enter into arbitration to settle the dispute if we cannot otherwise reach a settlement. We believe that the ultimate settlement of these matters will not exceed the liability provided for in the accompanying condensed consolidated financial statements.

On February 20, 2004, we entered into a new long-term financing agreement with a major financial institution. The new agreement consists of a $9.0 million five-year term loan and a five-year $16.0 million revolving credit loan. The $9.0 million term loan calls for monthly principal payments of $125,000. Interest on the new loan agreement is paid monthly at LIBOR plus 4.25% (5.59% at March 31, 2004). Under the $16.0 million revolving credit loan, we can borrow up to the maximum eligible amount, based on certain outstanding receivables and inventories. Interest on outstanding amounts under the revolving credit loan is payable at LIBOR plus 3.75%. Principal and interest on the revolving credit loan are payable upon maturity, unless otherwise called for in the agreement. There is a .5% fee payable on any unused portion of the revolving credit facility. No amounts were outstanding under the revolving credit loan at March 31, 2004. The term loan and revolving credit loan are fully collateralized by substantially all of our assets, including accounts receivable, inventories and certain property and equipment.

The credit agreement also contains various restrictive covenants, which limit, among other things, indebtedness, liens and business combination transactions. In addition, we must maintain certain financial covenant ratios, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement. We were in compliance with the financial covenants at March 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We use a mix of debt maturities along with variable-rate debt to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2004. However, we cannot assure that interest rates will not significantly change in 2004. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We refer you to Item 1, note 14 entitled “Legal Actions.”

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.	Default upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.19	Employment Agreement between Regeneration Technologies, Inc. and Roger W. Rose, dated October 21, 2002.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

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

Date: May 7, 2004