Form 10-Q
period 2004-06-30
REGENERATION TECHNOLOGIES INC
filed 2004-08-06
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Shares of common stock, $0.001 par value, outstanding on July 30, 2004: 26,604,607

REGENERATION TECHNOLOGIES, INC.

FORM 10-Q For the Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$10,783	$10,051
Restricted deposits	—	14,757
Accounts receivable - less allowances of $4,129 in 2004 and $4,456 in 2003	7,420	5,942
Inventories	41,272	41,655
Prepaid and other current assets	1,418	940
Deferred tax assets - current	4,937	5,237

Total current assets	65,830	78,582
Property, plant and equipment - net	42,558	43,689
Deferred tax assets	1,414	2,466
Goodwill	2,863	2,863
Other assets - net	9,751	8,816

	$122,416	$136,416

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,547	$18,919
Accrued expenses	6,058	5,928
Current portion of deferred revenue	364	364
Note payable	—	12,068
Current portion of long-term debt	2,869	1,607

Total current liabilities	16,838	38,886
Long-term debt - less current portion	7,249	621
Derivative liabilities	—	1,552
Deferred revenue	2,777	2,960

Total liabilities	26,864	44,019

Stockholders’ Equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 26,557,561 and 26,517,865 shares issued and outstanding, respectively	26	26
Additional paid-in capital	102,156	102,018
Accumulated deficit	(6,489)	(9,377)
Deferred compensation	(127)	(256)
Less treasury stock, 133,296 shares	(14)	(14)

Total stockholders’ equity	95,552	92,397

	$122,416	$136,416

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Revenues:
Fees from tissue distribution	$22,400	$22,515	$45,482	$41,854
Other revenues	684	566	1,246	1,059

Total net revenues	23,084	23,081	46,728	42,913
Costs of processing and distribution	13,385	12,624	28,328	23,566

Gross profit	9,699	10,457	18,400	19,347

Expenses:
Marketing, general and administrative	6,061	6,286	11,625	12,225
Research and development	1,159	620	2,014	1,020

Total expenses	7,220	6,906	13,639	13,245

Operating income	2,479	3,551	4,761	6,102

Other (expense) income:
Interest expense	(175)	(565)	(459)	(885)
Interest income	13	49	47	138

Net interest expense	(162)	(516)	(412)	(747)

Income before income tax expense	2,317	3,035	4,349	5,355
Income tax expense	(810)	(1,154)	(1,461)	(2,075)

Net income	$1,507	$1,881	$2,888	$3,280

Net income per common share - basic	$0.06	$0.07	$0.11	$0.12

Net income per common share - diluted	$0.06	$0.07	$0.11	$0.12

Weighted average shares outstanding - basic	26,551,914	26,284,547	26,549,723	26,258,994

Weighted average shares outstanding - diluted	27,009,598	26,905,067	27,069,233	26,812,415

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income	$1,507	$1,881	$2,888	$3,280
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,098	1,199	2,198	2,413
Provision for bad debts	60	45	120	90
Inventory writedowns	—	399	—	699
Provision for (reduction of) product returns	11	(157)	11	(182)
Amortization of deferred revenue	(91)	(93)	(183)	(186)
Deferred income tax provision	716	710	1,352	2,071
Deferred stock-based compensation and nonqualified option expense	67	102	129	219
Derivative loss	—	158	61	127
Changes in assets and liabilities:
Accounts receivable	78	917	(1,609)	2,752
Inventories	(565)	(2,084)	383	(5,424)
Prepaid and other current assets	(184)	1,533	72	1,289
Other assets	(27)	224	(108)	(65)
Accounts payable	(11,413)	(2,378)	(11,372)	(3,594)
Accrued expenses	60	(1,052)	(419)	(1,372)

Net cash (used in) provided by operating activities	(8,683)	1,404	(6,477)	2,117

Cash flows from investing activities:
Purchases of property, plant and equipment	(586)	(274)	(1,062)	(1,276)
Additional cash paid for purchases of assets	—	(250)	—	(250)

Net cash used in investing activities	(586)	(524)	(1,062)	(1,526)

Cash flows from financing activities:
Stock issuance costs	—	—	—	(29)
Proceeds from exercise of stock options	105	236	138	333
Payment made to terminate swap agreement	—	—	(1,613)	—
Payments on capital lease and note obligations	(787)	(400)	(1,111)	(1,016)
Payment on note payable	—	—	(12,068)	—
Proceeds from issuance of term loan	—	—	9,000	—
Debt issuance costs	(145)	—	(832)	—
(Increase) decrease in restricted deposits	—	(272)	14,757	(401)

Net cash (used in) provided by financing activities	(827)	(436)	8,271	(1,113)

Net (decrease) increase in cash and cash equivalents	(10,096)	444	732	(522)
Cash and cash equivalents, beginning of period	20,879	8,845	10,051	9,811

Cash and cash equivalents, end of period	$10,783	$9,289	$10,783	$9,289

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Six Months Ended June 30, 2004 and 2003

(Unaudited)

(In thousands, except share and per share data)

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The condensed consolidated financial statements include the accounts of Regeneration Technologies, Inc. and its wholly owned subsidiaries, Alabama Tissue Center, Biological Recovery Group (inactive) and RTI Services, Inc. (collectively, the “Company”). The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc., which is a controlled entity.

Restricted Deposits— At June 30, 2004, the Company no longer has any restricted deposits. At December 31, 2003, the Company had $14,757 on deposit with a commercial bank in satisfaction of a collateral requirement contained in a credit agreement, which was fully repaid and terminated on February 20, 2004.

Deferred Financing Costs— Deferred financing costs include costs incurred to obtain financing. Upon funding of debt offerings, deferred financing costs are capitalized as debt issuance costs and amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt. At June 30, 2004, deferred financing costs approximated $832 net of accumulated amortization of $50, which are included in other assets—net in the accompanying condensed consolidated balance sheets.

Reclassifications— Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2003, as previously reported, have been reclassified to conform to the 2004 presentation.

2.	Stock Based Compensation

Options to purchase approximately 3,352,189 shares of common stock at prices ranging from $1.30 to $14.95 per share were outstanding as of June 30, 2004.

Had compensation cost for grants of options after March 31, 2000, the date with which all options granted to employees thereafter were issued with an exercise price equal to the fair market value on the date of the grant, been determined on the basis of fair value pursuant to SFAS No. 123, net income and net income per common share would have been affected as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income:
As reported	$1,507	$1,881	$2,888	$3,280
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	7	12	15	25
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(400)	(456)	(818)	(901)

Pro forma net income	$1,114	$1,437	$2,085	$2,404

Net income per common share:
Basic, as reported	$0.06	$0.07	$0.11	$0.12
Basic, pro forma	$0.04	$0.05	$0.08	$0.09
Diluted, as reported	$0.06	$0.07	$0.11	$0.12
Diluted, pro forma	$0.04	$0.05	$0.08	$0.09

The Company recorded deferred compensation expense for certain stock options granted to employees and non-employees prior to April 1, 2000 of $48 and $102 for the three months ended June 30, 2004 and 2003, respectively, and $110 and $219 for the six months ended June 30, 2004 and 2003, respectively.

3.	Earnings Per Share

A reconciliation of the weighted average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic shares	26,551,914	26,284,547	26,549,723	26,258,994
Effect of dilutive stock options	457,684	620,520	519,510	553,421

Diluted shares	27,009,598	26,905,067	27,069,233	26,812,415

For the three months ended June 30, 2004 and 2003, approximately 1,645,000 and 1,895,000, respectively, and for the six months ended June 30, 2004 and 2003, approximately 1,868,000 and 1,828,000, respectively, of issued stock options were not included in the computation of diluted earnings per share because they were anti-dilutive.

4.	Goodwill and Other Intangible Assets

The carrying value of goodwill was $2,863 at June 30, 2004 and December 31, 2003. The following table reflects the components of other intangible assets which are recorded as a component of noncurrent other assets – net in the condensed consolidated balance sheets:

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Patents	$1,546	$157	$1,278	$150
Trademarks	21	13	84	10

Total	$1,567	$170	$1,362	$160

Amortization expense for the six months ended June 30, 2004 and 2003 was $9 and $20, respectively. Management estimates amortization expense of $20 for each of the next five years.

5.	Inventories

Inventories by stage of completion are as follows:

	June 30, 2004	December 31, 2003
Unprocessed donor tissue	$6,740	$6,246
Tissue in process	23,019	20,065
Implantable donor tissue	10,196	14,176
Supplies	1,317	1,168

	$41,272	$41,655

During the six month periods ended June 30, 2004 and 2003, the Company had inventory write-downs of $0 and $699, respectively, due to estimated obsolescence.

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

7.	Derivatives

The following table summarizes the notional transaction amount and fair value for the outstanding derivative at December 31, 2003:

	December 31, 2003		Maturity
	Notional Amount	Fair Value
Interest rate swap	$15,383	$(1,552)	2007

On February 20, 2004, the Company terminated the interest rate swap agreement by paying off the fair value of the swap, or $1,613. The net increase in fair value for the derivative liability of the interest rate swap for the period from December 31, 2003 to the termination date was $61.

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

At June 30, 2004, net deferred tax assets were approximately $6,351. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance at June 30, 2004 of $500, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

9.	Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest paid during the period	$175	$289	$398	$864
Noncash insurance financing	$278	$368	$550	$368

10.	Segment Data

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Fees from tissue distribution:
Spinal	$14,976	$15,642	$30,847	$27,793
Sports medicine	2,275	1,921	5,055	4,413
Cardiovascular	1,604	1,317	3,131	2,518
General orthopedic	3,545	3,635	6,449	7,130
Other non-tissue	684	566	1,246	1,059

Total	$23,084	$23,081	$46,728	$42,913

11.	Note Payable

Note payable is as follows:

December 31, 2003
Term loan	$12,068

On February 20, 2004, the Company, with proceeds from a new long-term financing agreement, fully repaid the outstanding balance on the term loan. The previously restricted deposits were applied to the outstanding balance and the remaining amount of the restricted deposits, or $1,200, no longer serves as collateral under the new agreement.

12.	Long-Term Debt

Long-term debt is as follows:

	June 30, 2004	December 31, 2003
Long-term debt	$8,625	$—
Capital leases	1,493	2,228

	10,118	2,228
Less current portion	(2,869)	(1,607)

	$7,249	$621

On February 20, 2004, the Company entered into a new long-term financing agreement with a major financial institution. The new agreement consists of a $9,000 five-year term loan and a five-year $16,000 revolving line of credit. The $9,000 term loan calls for monthly principal payments of $125. Interest on the new loan agreement is paid monthly at LIBOR plus 4.25% (5.61% at June 30, 2004). Under the $16,000 revolving line of credit, the Company can borrow up to the maximum eligible amount, based on certain outstanding receivables and inventories, of which $9,167 is available at June 30, 2004. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity, unless otherwise called for in the agreement. There is a .5% fee payable on any unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at June 30, 2004. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and certain property and equipment.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must maintain certain financial covenant ratios, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement. The Company is in compliance with the financial covenant ratios at June 30, 2004.

13.	Commitment

During the three months ended June 30, 2004, the Company paid $10,202 to Medtronic Sofamor Danek (MSD) for management service fee obligations which were recognized under the terms of the prior distribution agreement.

The Company is in settlement discussions with MSD regarding their performance under the prior agreement based on the contractual terms including, among other things, responsibilities of the parties relative to losses on consignment inventories and uncollected accounts receivable. The current distribution agreement calls for the Company and MSD to enter into arbitration to settle disputes if a settlement cannot otherwise be reached. The Company cannot predict whether it will be successful in pursuit of their claims; however, they believe that these matters will be resolved without going to arbitration. The Company further believes that the ultimate settlement of all outstanding claims will not exceed liabilities provided for in the accompanying condensed consolidated financial statements.

14.	Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of June 30, 2004 will have a material adverse impact on its financial position or results of operations.

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

Three Months Ended June 30, 2004 Compared With Three Months Ended June 30, 2003

Net Revenues. Our net revenues were $23.1 million for both the three months ended June 30, 2004 and the three months ended June 30, 2003. Net revenues from spinal allografts decreased $666,000 which was offset by a $354,000 increase in our sports medicine allografts and a $287,000 increase in net revenues from our cardiovascular distributions. Net revenues from spinal allografts decreased 4.3% while unit volume increased 4.0% for the three months ended June 30, 2004 when compared to the three months ended June 30, 2003. The increase in unit volume compared to the decrease in revenues reflects a greater proportion of our spinal unit volume coming from our cervical line during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. During the three months ended June 30, 2004, approximately half of our spinal unit volume was from our cervical line of products, which made up only one third of our spinal unit volume during the same period in 2003. Cervical products are lower revenue grafts than lumbar spine products on a per unit basis.

Costs of Processing and Distribution. Costs of processing and distribution increased by $761,000, or 6.0%, to $13.4 million for the three months ended June 30, 2004 from $12.6 million for the three months ended June 30, 2003. Our costs of processing and distribution were primarily impacted by the increase in the mix of new cervical units produced, which on a per unit basis are more costly to produce than our lumbar spinal products. During the three months ended June 30, 2004, the cost per unit was impacted by the start up costs associated with producing new cervical products, which are being distributed by MSD. As a percentage of net revenues, costs of processing and distribution increased from 54.7% for the three months ended June 30, 2003 to 58.0% for the three months ended June 30, 2004.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $225,000, or 3.6%, to $6.1 million for the three months ended June 30, 2004 from $6.3 million for the three months ended June 30, 2003. These expenses decreased as a percentage of net revenues from 27.2% for the three months ended June 30, 2003 to 26.3% for the three months ended June 30, 2004. The decrease primarily was due to a $243,000 decrease in consulting expense related to the cost of marketing our patented BioCleanse tissue sterilization process in 2003.

Research and Development Expenses. Research and development expenses increased by $539,000, or 86.9%, to $1.2 million for the three months ended June 30, 2004 from $620,000 for the three months ended June 30, 2003. As a percentage of net revenues, research and development expenses increased from 2.7% for the three months ended June 30, 2003 to 5.0% for the three months ended June 30, 2004, as we increased our spending on payroll and studies associated with new product development initiatives.

Net Interest Expense. Net interest expense was $162,000 for the three months ended June 30, 2004 compared to $516,000 for the three months ended June 30, 2003. This decrease was primarily the result of lower outstanding debt and no longer having the interest expense associated with our previously outstanding interest rate swap agreement in the three months ended June 30, 2004. The swap agreement was terminated on February 20, 2004.

Income Tax Expense. Income tax expense for the three months ended June 30, 2004 was $810,000 compared to $1.2 million for the three months ended June 30, 2003. Our effective tax rate for the three months ended June 30, 2004 was 35%, which was lower than the 38% effective tax rate for the three months ended June 30, 2003, due to a tax credit we recognized for qualified research and development expenses incurred.

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003

Net Revenues. Our net revenues increased by $3.8 million, or 8.9%, to $46.7 million for the six months ended June 30, 2004 from $42.9 million for the six months ended June 30, 2003. Spinal allografts increased $3.1 million, sports medicine allografts increased $642,000, and cardiovascular distributions increased $613,000, offset partially by a $681,000 decrease in our general orthopedic allografts. Spinal revenues increased as a result of a 17.4% increase in units distributed to our distributor, Medtronic Sofamor Danek, which is attributable to increased demand for these allografts along with new product introductions. In addition, sports medicine revenues increased 14.6% as a result of a volume increase and a price increase associated with the introduction of soft tissue BioCleanse. Cardiovascular revenues increased 24.4% as a result of volume increases, change in product mix, and a price increase instituted at the beginning of 2004. General orthopedic revenues decreased 9.6% as a result of our allocation of tissue to support the increasing demand for our spinal allograft products.

Costs of Processing and Distribution. Costs of processing and distribution increased by $4.8 million, or 20.2%, to $28.3 million for the six months ended June 30, 2004 from $23.6 million for the six months ended June 30, 2003. Our costs of processing and distribution were primarily impacted by an increase in the proportion of new cervical units produced as compared to our lumbar spinal line and processing inefficiencies resulting from reduced production levels as we addressed the inventory buildup that occurred during the second half of 2003. Our cervical product line is more costly to produce than our lumbar spinal product line, on a per unit basis. During the six months ended June 30, 2004, the cost per unit was impacted by the start up costs associated with producing new cervical products, which are being distributed by MSD. As a percentage of net revenues, costs of processing and distribution increased from 54.9% for the six months ended June 30, 2003 to 60.6% for the six months ended June 30, 2004.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $600,000, or 4.9%, to $11.6 million for the six months ended June 30, 2004 from $12.2 million for the six months ended June 30, 2003. These expenses decreased as a percentage of net revenues from 28.5% for the six months ended June 30, 2003 to 24.9% for the six months ended June 30, 2004. The decrease primarily was due to a $222,000 decrease in commission expense, a reversal of $200,000 in our allowance for bad debts, and a $243,000 decrease in consulting expense related to the costs of marketing our patented BioCleanse tissue sterilization process in 2003.

Research and Development Expenses. Research and development expenses increased by $1.0 million, or 97.5%, to $2.0 million for the six months ended June 30, 2004 from $1.0 million for the six months ended June 30, 2003. As a percentage of net revenues, research and development expenses increased from 2.4% for the six months ended June 30, 2003 to 4.3% for the six months ended June 30, 2004, as we increased our spending on payroll and studies associated with new product development initiatives.

Net Interest Expense. Net interest expense was $412,000 for the six months ended June 30, 2004 compared to $747,000 for the six months ended June 30, 2003. This decrease was primarily the result of our lower outstanding debt balance and no longer having interest expense associated with an outstanding interest rate swap agreement for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The swap agreement was terminated on February 20, 2004.

Income Tax Expense. Income tax expense for the six months ended June 30, 2004 was $1.5 million compared to $2.1 million for the six months ended June 30, 2003. Our effective tax rate for the six months ended June 30, 2004 was 34%, which was lower than our 39% effective tax rate for the six months ended June 30, 2003, due to a tax credit we recognized for qualified research and development expenses incurred.

Liquidity and Capital Resources

Cash Flows.

Our net cash used in operating activities was $6.5 million for the six months ended June 30, 2004, compared to $2.1 million of net cash provided by operating activities for the six months ended June 30, 2003. During the six months ended June 30, 2004, cash was provided by net income of $2.9 million and a decrease in inventories of $383,000. During the six months ended June 30, 2004, primary uses of cash were a reduction in accounts payable of $11.4 million, which included a $10.2 million payment to Medtronic Sofamor Danek for management service fee obligations which were recognized under the terms of the prior distribution agreement, an increase in accounts receivable of $1.6 million due to higher revenues and a decrease in accrued expenses of $419,000. Significant non-cash adjustments to operating activities for the six months ended June 30, 2004 included depreciation and amortization expense of $2.2 million and a deferred income tax provision of $1.4 million. Our accounts receivable days sales outstanding were 29 for both the six months ended June 30, 2004 and year ended December 31, 2003. Our inventory days outstanding were 259 annualized for the six months ended June 30, 2004, compared to 289 for year ended December 31, 2003. The reduced inventory days were the result of maintaining inventories at similar levels to the end of 2003 while increasing annualized revenues.

Our cash used in investing activities was $1.1 million for the six months ended June 30, 2004 compared to $1.5 million for the six months ended June 30, 2003. Our investing activities consisted of purchases of property, plant, and equipment.

Our net cash provided by financing activities was $8.3 million for the six months ended June 30, 2004 compared to net cash used in financing activities of $1.1 million for the six months ended June 30, 2003. Cash provided by financing activities for the six months ended June 30, 2004 consisted of a $14.8 million decrease in restricted deposits and proceeds of $9.0 million from issuance of our new term loan. Cash used in financing activities for the six months ended June 30, 2004 consisted of the repayment of our previous term loan of $12.1 million, a $1.6 million payment made to terminate a swap agreement, an $832,000 payment associated with deferred borrowing costs, and payments on capital lease and note obligations of $1.1 million.

Liquidity.

As of June 30, 2004, we had $10.8 million of cash and cash equivalents. We believe that our working capital as of June 30, 2004, together with our borrowing ability under the $16.0 million revolving line of credit, will be adequate to fund our operations for at least the next 12 months.

Certain Commitments.

We are in discussions with MSD regarding their performance under the prior agreement based on the contractual terms including, among other things, responsibilities of the parties relative to losses on consignment inventories and uncollected accounts receivable. The current distribution agreement calls for us and MSD to enter into arbitration to settle disputes if we cannot otherwise reach a settlement. We cannot predict whether we will be successful in pursuit of our claims; however, we believe that these matters will be resolved without going to arbitration. We further believe that the ultimate settlement of all outstanding claims will not exceed liabilities provided for in the accompanying condensed consolidated financial statements.

On February 20, 2004, we entered into a new long-term financing agreement with a major financial institution. The new agreement consists of a $9.0 million five-year term loan and a five-year $16.0 million revolving line of credit. The $9.0 million term loan calls for monthly principal payments of $125,000. Interest on the new loan agreement is paid monthly at LIBOR plus 4.25% (5.61% at June 30, 2004). Under the $16.0 million revolving line of credit, we can borrow up to the maximum eligible amount, based on certain outstanding receivables and inventories, of which $9,167 is available at June 30, 2004. Interest on outstanding amounts under the revolving credit loan is payable at LIBOR plus 3.75%. Principal and interest on the revolving credit loan are payable upon maturity, unless otherwise called for in the agreement. There is a .5% fee payable on any unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit June 30, 2004. The term loan and revolving line of credit are collateralized by substantially all of our assets, including accounts receivable, inventories and certain property and equipment.

The credit agreement also contains various restrictive covenants, which limit, among other things, indebtedness, liens and business combination transactions. In addition, we must maintain certain financial covenant ratios, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement. We were in compliance with the financial covenants at June 30, 2004.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder. There have not been any changes in our internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We refer you to Item 1, note 14 entitled “Legal Actions.”

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.	Default upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 26, 2004, we held our Annual Meeting of Stockholders. The matters voted on at the meeting and the result of the vote are as follows:

Election of two directors for a three year term expiring 2007:

Name	Term	For	Withhold Authority
Brian K. Hutchison	3 years expiring 2007	22,903,233	626,559
David J. Simpson	3 years expiring 2007	17,407,845	6,121,947

Proposal to approve the Regeneration Technologies, Inc. 2004 Equity Incentive Plan:

For	Against /Abstain
9,401,942	7,303,255

In addition, there were 6,824,595 “broker non votes” with respect to the proposal to approve the Regeneration Technologies, Inc. 2004 Equity Incentive Plan.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.20	First Amended Exclusive Distribution and License Agreement, effective as of April 15, 2004, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.†

10.21	Regeneration Technologies, Inc. 2004 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 Sarbanes-Oxley Act of 2002.

(b)	Reports filed on Form 8-K

None.

†	A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

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

Date: August 6, 2004