Form 10-Q
period 2004-09-30
REGENERATION TECHNOLOGIES INC
filed 2004-11-08
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-31271

REGENERATION TECHNOLOGIES, INC.

Delaware	59-3466543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11621 Research Circle

Alachua, Florida 32615

(386) 418-8888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Shares of common stock, $0.001 par value, outstanding on November 1, 2004: 26,634,763

REGENERATION TECHNOLOGIES, INC.

FORM 10-Q For the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$10,459	$10,051
Restricted deposits	—	14,757
Accounts receivable - less allowances of $1,456 in 2004 and $4,456 in 2003	10,029	5,942
Inventories	41,679	41,655
Prepaid and other current assets	1,504	940
Deferred tax assets - current	4,203	5,237

Total current assets	67,874	78,582
Property, plant and equipment - net	42,558	43,689
Deferred tax assets	1,152	2,466
Goodwill	2,863	2,863
Other assets - net	9,836	8,816

	$124,283	$136,416

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,355	$18,919
Accrued expenses	5,956	5,928
Current portion of deferred revenue	364	364
Note payable	—	12,068
Current portion of long-term debt	2,467	1,607

Total current liabilities	17,142	38,886
Long-term debt - less current portion	6,863	621
Derivative liabilities	—	1,552
Deferred revenue	2,686	2,960

Total liabilities	26,691	44,019

Stockholders’ Equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 26,633,371 and 26,517,865 shares issued and outstanding, respectively	26	26
Additional paid-in capital	102,493	102,018
Accumulated deficit	(4,836)	(9,377)
Deferred compensation	(77)	(256)
Less treasury stock, 133,296 shares	(14)	(14)

Total stockholders’ equity	97,592	92,397

	$124,283	$136,416

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Revenues:
Fees from tissue distribution	$22,289	$19,675	$67,771	$61,529
Other revenues	479	479	1,725	1,538

Total net revenues	22,768	20,154	69,496	63,067
Costs of processing and distribution	13,347	10,856	41,675	34,422

Gross profit	9,421	9,298	27,821	28,645

Expenses:
Marketing, general and administrative	5,576	5,732	17,151	17,880
Research and development	951	937	2,965	2,034
Asset abandonments	—	111	—	111

Total expenses	6,527	6,780	20,116	20,025

Operating income	2,894	2,518	7,705	8,620

Other (expense) income:
Interest expense	(217)	(34)	(726)	(924)
Interest income	19	54	66	197

Net interest (expense) income	(198)	20	(660)	(727)

Income before income tax expense	2,696	2,538	7,045	7,893
Income tax expense	(1,043)	(919)	(2,504)	(2,994)

Net income	$1,653	$1,619	$4,541	$4,899

Net income per common share - basic	$0.06	$0.06	$0.17	$0.19

Net income per common share - diluted	$0.06	$0.06	$0.17	$0.18

Weighted average shares outstanding - basic	26,625,999	26,442,783	26,575,956	26,318,618

Weighted average shares outstanding - diluted	27,053,585	27,304,880	27,070,782	26,972,226

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income	$1,653	$1,619	$4,541	$4,899
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,135	1,117	3,333	3,530
(Reduction of) provision for bad debts	(140)	45	(220)	135
Provision for (reduction of) inventory writedowns	385	(700)	385	(1)
Reduction of product returns	(11)	—	—	(182)
Amortization of deferred revenue	(91)	(93)	(274)	(279)
Deferred income tax provision	996	160	2,348	2,231
Deferred stock-based compensation and nonqualified option expense	50	742	179	961
Derivative (gain) loss	—	(304)	61	(177)
Loss on asset abandonments	—	111	—	111
Changes in assets and liabilities:
Accounts receivable	(2,458)	(409)	(3,867)	2,343
Inventories	(792)	(1,831)	(409)	(7,255)
Prepaid and other current assets	(86)	(115)	(564)	1,174
Other assets	(74)	(265)	(182)	(330)
Accounts payable	808	(2,294)	(10,564)	(5,888)
Accrued expenses	(103)	1,213	28	(159)

Net cash provided by (used in) operating activities	1,272	(1,004)	(5,205)	1,113

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,126)	(76)	(2,188)	(1,352)
Additional cash paid for purchases of assets	—	—	—	(250)

Net cash used in investing activities	(1,126)	(76)	(2,188)	(1,602)

Cash flows from financing activities:
Stock issuance costs	—	—	—	(29)
Proceeds from exercise of stock options	337	1,409	475	1,742
Payment made to terminate swap agreement	—	—	(1,613)	—
Payments on capital lease and note obligations	(787)	(427)	(1,898)	(1,443)
Payment on note payable	—	—	(12,068)	—
Proceeds from issuance of term loan	—	—	9,000	—
Debt issuance costs	(20)	—	(852)	—
Decrease in restricted deposits	—	534	14,757	133

Net cash (used in) provided by financing activities	(470)	1,516	7,801	403

Net (decrease) increase in cash and cash equivalents	(324)	436	408	(86)
Cash and cash equivalents, beginning of period	10,783	9,289	10,051	9,811

Cash and cash equivalents, end of period	$10,459	$9,725	$10,459	$9,725

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Nine Months Ended September 30, 2004 and 2003

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

The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc., (“RTIDS”) which is a controlled entity. RTIDS is a taxable not for profit entity organized and controlled by the Company. RTIDS is the corporate entity that is responsible for procuring most of the tissue for the Company. Expenses incurred by RTIDS to procure tissue are passed through to the Company. RTIDS has no significant assets or liabilities except for its intercompany account and accounts payable to tissue recovery agencies. The Company pays all expenses of RTIDS.

Restricted Deposits— At September 30, 2004, the Company no longer has any restricted deposits. At December 31, 2003, the Company had $14,757 on deposit with a commercial bank in satisfaction of a collateral requirement contained in a credit agreement, which was fully repaid and terminated on February 20, 2004.

Debt Issuance Costs— Debt issuance costs include costs incurred to obtain financing. Upon funding of debt offerings, deferred financing costs are capitalized as debt issuance costs and amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt. At September 30, 2004, debt issuance costs approximated $852 net of accumulated amortization of $92, which are included in other assets - net in the accompanying condensed consolidated balance sheets.

Reclassifications— Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2003, as previously reported, have been reclassified to conform to the 2004 presentation.

2. Stock Based Compensation

Options to purchase approximately 3,142,716 shares of common stock at prices ranging from $1.30 to $14.95 per share were outstanding as of September 30, 2004.

Had compensation cost for grants of options after March 31, 2000, the date with which all options granted to employees thereafter were issued with an exercise price equal to the fair market value on the date of the grant, been determined on the basis of fair value pursuant to Statement of Financial Accounting Standard (‘SFAS”) No. 123, Accounting for Stock Based Compensation, net income and net income per common share would have been affected as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income:
As reported	$1,653	$1,619	$4,541	$4,899
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	7	11	19	35
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(375)	(454)	(1,167)	(1,343)

Pro forma net income	$1,285	$1,176	$3,393	$3,591

Net income per common share:
Basic, as reported	$0.06	$0.06	$0.17	$0.19
Basic, pro forma	$0.05	$0.04	$0.13	$0.14
Diluted, as reported	$0.06	$0.06	$0.17	$0.18
Diluted, pro forma	$0.05	$0.04	$0.13	$0.13

The Company recorded deferred compensation expense for certain stock options granted to employees and non-employees prior to April 1, 2000 of $46 and $52 for the three months ended September 30, 2004 and 2003, respectively, and $156 and $167 for the nine months ended September 30, 2004 and 2003, respectively.

3. Earnings Per Share

A reconciliation of the weighted average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic shares	26,625,999	26,442,783	26,575,956	26,318,618
Effect of dilutive stock options	427,586	862,097	494,826	653,608

Diluted shares	27,053,585	27,304,880	27,070,782	26,972,226

For the three months ended September 30, 2004 and 2003, approximately 1,651,000 and 888,000, respectively, and for the nine months ended September 30, 2004 and 2003, approximately 1,501,000 and 1,600,000, respectively, of issued stock options were not included in the computation of diluted earnings per share because they were anti-dilutive.

4. Goodwill and Other Intangible Assets

The carrying value of goodwill was $2,863 at September 30, 2004 and December 31, 2003. The following table reflects the components of other intangible assets which are recorded as a component of noncurrent other assets – net in the condensed consolidated balance sheets:

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Patents	$1,681	$161	$1,278	$150
Trademarks	21	14	84	10

Total	$1,702	$175	$1,362	$160

Amortization expense for the nine months ended September 30, 2004 and 2003 was $15 and $24, respectively. Management estimates amortization expense of $20 for each of the next five years.

5. Inventories

Inventories by stage of completion are as follows:

	September 30, 2004	December 31, 2003
Unprocessed donor tissue	$6,058	$6,246
Tissue in process	22,801	20,065
Implantable donor tissue	11,559	14,176
Supplies	1,261	1,168

	$41,679	$41,655

During the nine month periods ended September 30, 2004 and 2003, the Company had inventory write-downs of $385 and $699, respectively, due to estimated obsolescence. During the three month period ended September 30, 2003, the Company reduced its provision for inventory write-downs by $700 reflecting donated and destroyed inventory items which were previously reserved for.

During the three month period ended September 30, 2004, the Company recognized in net revenues $918,000 as a result of transferring remaining consignment inventories outstanding under the prior distribution agreement to Medtronic Sofamor Danek (MSD).

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

Realization of the Company’s investment in ORS is dependent upon ORS’s successful execution of its operational strategies and the continued industry acceptance of its current and future product developments. Management monitors progress towards these success factors on a continual basis and has concluded that its investment in ORS has not been negatively impacted by operational matters. Additionally, in mid 2004, ORS raised additional funds through a private placement convertible debt offering with a conversion value of the equity securities equivalent to the price the Company paid for its shares of preferred stock. Accordingly, management of the Company believes there has been no impairment of the Company’s investment.

7. Derivatives

The following table summarizes the notional transaction amount and fair value for the outstanding derivative at December 31, 2003:

	December 31, 2003
	Notional Amount	Fair Value	Maturity
Interest rate swap	$15,383	$(1,552)	2007

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

At September 30, 2004, net deferred tax assets were approximately $5,355. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance at September 30, 2004 of $500, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

9. Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income taxes paid (received) during the period	$35	$—	$105	$(1,510)
Interest paid during the period	$176	$499	$684	$1,363
Noncash insurance financing	$—	$—	$—	$15

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Fees from tissue distribution:
Spinal	$14,969	$13,297	$45,816	$41,091
Sports medicine	1,911	2,220	6,966	6,634
Cardiovascular	2,047	1,372	5,179	3,890
General orthopedic	3,362	2,786	9,810	9,914
Other non-tissue	479	479	1,725	1,538

Total	$22,768	$20,154	$69,496	$63,067

11. Note Payable

Note payable is as follows:

December 31, 2003
Term loan	$12,068

On February 20, 2004, the Company repaid the outstanding balance on the term loan with proceeds from a new long-term financing agreement. Previously restricted deposits were applied to the outstanding balance and the remaining amount of the restricted deposits, or $1,200, became unrestricted cash as under the new loan agreement cash no longer serves as collateral.

12. Long-Term Debt

Long-term debt is as follows:

	September 30, 2004	December 31, 2003
Long-term debt	$8,250	$—
Capital leases	1,080	2,228

	9,330	2,228
Less current portion	(2,467)	(1,607)

	$6,863	$621

On February 20, 2004, the Company entered into a new long-term financing agreement with a major financial institution. The new agreement consists of a $9,000 five-year term loan and a five-year $16,000 revolving line of credit. The $9,000 term loan calls for monthly principal payments of $125. Interest on the new loan agreement is paid monthly at LIBOR plus 4.25% (6.09% at September 30, 2004). Under the $16,000 revolving line of credit, the Company can borrow up to the maximum eligible amount, based on certain outstanding receivables and inventories, of which $11,685 is available at September 30, 2004. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a .5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at September 30, 2004. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and certain property and equipment.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must maintain certain financial covenant ratios, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement. The Company is in compliance with the financial covenant ratios at September 30, 2004.

13. Related Party

During the three months ended September 30, 2004 and 2003, the Company recognized revenues of $1,595 and $1,256, respectively, from distributions to Stryker Endoscopy, a division of Stryker Corporation (Stryker), representing 7.0% and 6.2% of our total revenues. During the nine months ended September 30, 2004 and 2003, the Company recognized revenues of $5,265 and $2,748, respectively, from distributions to Stryker, representing 7.6% and 4.4% of our total revenues. A member of our board of directors serves as a non-executive officer of Stryker Corporation.

14. Commitment

During the nine months ended September 30, 2004, the Company paid $10,202 to MSD for management service fee obligations which were recognized under the terms of the prior distribution agreement.

The Company is in settlement discussions with MSD regarding its performance under the prior agreement based on the contractual terms including, among other things, responsibilities of the parties relative to consignment inventories and uncollected accounts receivable. The current distribution agreement calls for the Company and MSD to enter into arbitration to settle disputes if a settlement cannot otherwise be reached. The Company cannot predict whether it will be successful in pursuit of its claims; however, it believes that these matters will be resolved without going to arbitration. The Company further believes that the ultimate settlement of all outstanding claims will not exceed liabilities provided for in the accompanying condensed consolidated financial statements.

15. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of September 30, 2004 will have a material adverse impact on its financial position or results of operations.

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

Three Months Ended September 30, 2004 Compared With Three Months Ended September 30, 2003

Net Revenues. Our net revenues increased by $2.6 million, or 13.0%, to $22.8 million for the three months ended September 30, 2004 from $20.2 million for the three months ended September 30, 2003. Net revenues from spinal allografts increased $1.7 million, cardiovascular increased $675,000, and general orthopedic increased $576,000, offset by a decrease in sports medicine of $309,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Net revenues from spinal allografts increased as a result of continued demand for these allografts, the revenues from transferring consignment inventories, and new product introductions which represent 11.7% of net revenues for the quarter. Cardiovascular revenues increased 49.2% as a result of volume increases and a price increase instituted at the beginning of 2004. Net revenues from general orthopedic distributions increased due to a sharp increase in orthopedic bone paste demand from our distributor, Exactech, Inc. Net revenues from sports medicine decreased due to reductions in tissue distributed internationally, and a one-time distribution of $340,000, during the three months ended September 30, 2003, of tissues that were non-exclusive to Stryker Endoscopy.

Costs of Processing and Distribution. Costs of processing and distribution increased by $2.5 million, or 22.9%, to $13.3 million for the three months ended September 30, 2004 from $10.9 million for the three months ended September 30, 2003. Our costs of processing and distribution continue to be impacted by the increase in mix of new cervical units produced, which on a per unit basis are more costly to produce than our lumbar spinal product line, along with increases in tissue recovery costs, and the efficiency of our manufacturing plant. Our manufacturing plant efficiency was negatively impacted by interruptions in production due to BioCleanse system upgrades and down time related to the hurricanes that impacted Florida during the three months ended September 30, 2004. As a percentage of net revenues, costs of processing and distribution increased from 53.9% for the three months ended September 30, 2003 to 58.6% for the three months ended September 30, 2004.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $156,000, or 2.7%, to $5.6 million for the three months ended September 30, 2004 from $5.7 million for the three months ended September 30, 2003. These expenses decreased as a percentage of net revenues from 28.4% for the three months ended September 30, 2003 to 24.5% for the three months ended September 30, 2004. The decrease was primarily due to a $200,000 reversal in our allowance for bad debts during the three months ended September 30, 2004, as these reserves are no longer deemed necessary for potential uncollectible accounts.

Research and Development Expenses. Research and development expenses increased by $14,000, or 1.5%, to $951,000 for the three months ended September 30, 2004 from $937,000 for the three months ended September 30, 2003. As a percentage of net revenues, research and development expenses decreased from 4.6% for the three months ended September 30, 2003 to 4.2% for the three months ended September 30, 2004 as a result of an increase in net revenues without a commensurate increase in research and development expenses.

Net Interest Expense. Net interest expense was $198,000 for the three months ended September 30, 2004 compared to net interest income of $20,000 for the three months ended September 30, 2003. Included in interest income for the three months ended September 30, 2003 was a $304,000 gain associated with our previously outstanding interest rate swap agreement. The swap agreement was terminated on February 20, 2004.

Income Tax Expense. Income tax expense for the three months ended September 30, 2004 was $1.0 million compared to $919,000 for the three months ended September 30, 2003. Our effective tax rate for the three months ended September 30, 2004 was 39%, compared to 36% for the three months ended September 30, 2003. Our effective tax rate for the three months ended September 30, 2003 was reduced by the impact of a significant donation of tissue.

Nine Months Ended September 30, 2004 Compared With Nine Months Ended September 30, 2003

Net Revenues. Our net revenues increased by $6.4 million, or 10.2%, to $69.5 million for the nine months ended September 30, 2004 from $63.1 million for the nine months ended September 30, 2003. Spinal allografts increased $4.7 million, sports medicine allografts increased $332,000, and cardiovascular distributions increased $1.3 million, offset partially by a $104,000 decrease in our general orthopedic allografts. Spinal revenues increased as a result of a 15.3% increase in units distributed to our distributor, Medtronic Sofamor Danek, which is attributable to increased demand for these allografts, the revenues from transferring consignment inventories, and new product introductions which represented 11.9% of net revenues for the period. In addition, sports medicine revenues increased 5.0% primarily as the result of a price increase associated with the introduction of soft tissue BioCleanse. Cardiovascular revenues increased 33.1% as a result of volume increases, change in product mix, and a 7% price increase instituted at the beginning of 2004. General orthopedic revenues decreased 1.0% as a result of our allocation of tissue to support the increasing demand for our spinal allograft products.

Costs of Processing and Distribution. Costs of processing and distribution increased by $7.3 million, or 21.1%, to $41.7 million for the nine months ended September 30, 2004 from $34.4 million for the nine months ended September 30, 2003. Our costs of processing and distribution were primarily impacted by an increase in the proportion of new cervical units produced as compared to our lumbar spinal line, which on a per unit basis are more costly to produce than our lumbar spinal product line, along with increases in tissue recovery costs, lower units produced from donated tissue, and lower productivity in our processing facility as we have balanced distribution needs with controlled inventory levels. As a percentage of net revenues, costs of processing and distribution increased from 54.6% for the nine months ended September 30, 2003 to 60.0% for the nine months ended September 30, 2004.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $729,000, or 4.1%, to $17.2 million for the nine months ended September 30, 2004 from $17.9 million for the nine months ended September 30, 2003. These expenses decreased as a percentage of net revenues from 28.4% for the nine months ended September 30, 2003 to 24.7% for the nine months ended September 30, 2004. The decrease primarily was due to a reversal of $400,000 in our allowance for bad debts in 2004, as these reserves are no longer deemed necessary for potential uncollectible accounts and a $321,000 decrease in consulting expense which we incurred in connection with marketing our patented BioCleanse tissue sterilization process in 2003.

Research and Development Expenses. Research and development expenses increased by $931,000, or 45.8%, to $3.0 million for the nine months ended September 30, 2004 from $2.0 million for the nine months ended September 30, 2003. As a percentage of net revenues, research and development expenses increased from 3.2% for the nine months ended September 30, 2003 to 4.3% for the nine months ended September 30, 2004, as we increased our spending on personnel and studies associated with new product development initiatives.

Net Interest Expense. Net interest expense was $660,000 for the nine months ended September 30, 2004 compared to $727,000 for the nine months ended September 30, 2003. This decrease was primarily the result of our lower outstanding debt balance and no longer having interest expense associated with an outstanding interest rate swap agreement. The swap agreement was terminated on February 20, 2004.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2004 was $2.5 million compared to $3.0 million for the nine months ended September 30, 2003. Our effective tax rate for the nine months ended September 30, 2004 was 36%, which was lower than our 38% effective tax rate for the nine months ended September 30, 2003, due to a tax credit we recognized for qualified research and development expenses incurred during the six months ended June 30, 2004.

Liquidity and Capital Resources

Cash Flows.

Our net cash used in operating activities was $5.2 million for the nine months ended September 30, 2004, compared to $1.1 million of net cash provided by operating activities for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, cash was provided by net income of $4.5 million and primary uses of cash were a reduction in accounts payable of $10.6 million, which included a $10.2 million payment to Medtronic Sofamor Danek for management service fee obligations which were recognized under the terms of the prior distribution agreement and an increase in accounts receivable of $3.9 million. Significant non-cash adjustments to operating activities for the nine months ended September 30, 2004 included depreciation and amortization expense of $3.3 million and a deferred income tax provision of $2.3 million primarily reflecting the utilization of income tax carryforwards. Our accounts receivable days sales outstanding were 40 for the nine months ended September 30, 2004 and 29 at year ended December 31, 2003. The increase reflects a higher accounts receivable balance and not due to a deterioration of credit quality. Our inventory days outstanding were 264 annualized for the nine months ended September 30, 2004, compared to 289 for year ended December 31, 2003. The reduced inventory days were the result of maintaining inventories at similar levels to the end of 2003 while increasing annualized revenues.

Our cash used in investing activities was $2.2 million for the nine months ended September 30, 2004 compared to $1.6 million for the nine months ended September 30, 2003. Our investing activities in 2004 consisted of purchases of property, plant, and equipment.

Our net cash provided by financing activities was $7.8 million for the nine months ended September 30, 2004 compared to $403,000 for the nine months ended September 30, 2003. Cash provided by financing activities for the nine months ended September 30, 2004 consisted of a $14.8 million decrease in restricted deposits, proceeds of $9.0 million from issuance of our new term loan, and proceeds from exercise of stock options of $475,000. Cash used in financing activities for the nine months ended September 30, 2004 consisted of the repayment of our previous term loan of $12.1 million, a $1.6 million payment made to terminate a swap agreement, $852,000 associated with debt issuance costs, and payments on capital lease and note obligations of $1.9 million.

Liquidity.

As of September 30, 2004, we had $10.5 million of cash and cash equivalents. We believe that our working capital as of September 30, 2004, together with our borrowing ability under our revolving line of credit, will be adequate to fund our operations for at least the next 12 months.

Certain Commitments.

We are in discussions with MSD regarding its performance under the prior agreement based on the contractual terms including, among other things, responsibilities of the parties relative to consignment inventories and uncollected accounts receivable. The current distribution agreement calls for us and MSD to enter into arbitration to settle disputes if we cannot otherwise reach a settlement. We cannot predict whether we will be successful in pursuit of our claims; however, we believe that these matters will be resolved without going to arbitration. We further believe that the ultimate settlement of all outstanding claims will not exceed liabilities provided for in the accompanying condensed consolidated financial statements.

On February 20, 2004, we entered into a new long-term financing agreement with a major financial institution. The new agreement consists of a $9.0 million five-year term loan and a five-year $16.0 million revolving line of credit. The $9.0 million term loan calls for monthly principal payments of $125,000. Interest on the new loan agreement is paid monthly at LIBOR plus 4.25% (6.09% at September 30, 2004). Under the $16.0 million revolving line of credit, we can borrow up to the maximum eligible amount, based on certain outstanding receivables and inventories, of which $11.7 million is available at September 30, 2004. Interest on outstanding amounts under the revolving credit loan is payable at LIBOR plus 3.75%. Principal and interest on the revolving credit loan are payable upon maturity. There is a .5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit September 30, 2004. The term loan and revolving line of credit are collateralized by substantially all of our assets, including accounts receivable, inventories and certain property and equipment.

The credit agreement also contains various restrictive covenants, which limit, among other things, indebtedness, liens and business combination transactions. In addition, we must maintain certain financial covenant ratios, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement. We were in compliance with the financial covenants at September 30, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We refer you to Item 1, note 15 entitled “Legal Actions.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

31.1	Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 8, 2004