Form 10-K
period 2004-12-31
REGENERATION TECHNOLOGIES INC
filed 2005-03-16
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004), was approximately $285.0 million.

The number of shares of Common Stock outstanding as of March 4, 2005 was 26,734,395.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

We provide a comprehensive portfolio of natural tissue products in a broad range of markets. We separate our allografts into four primary product lines within musculoskeletal and cardiovascular surgeries: spinal, sports medicine, cardiovascular and other general orthopedic applications. The following table outlines the product lines we serve and the amount and percentage of our net revenues for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004		2003		2002
	(In thousands)
Spinal	$60,611	65.4%	$46,159	61.1%	$37,971	55.0%
Sports medicine	9,002	9.7%	8,855	11.8%	10,028	14.5%
Cardiovascular	7,355	7.9%	5,141	6.8%	3,426	5.0%
General orthopedic	12,882	13.9%	13,144	17.4%	16,119	23.3%
Other non-tissue	2,853	3.1%	2,211	2.9%	1,516	2.2%

Total	$92,703	100.0%	$75,510	100.0%	$69,060	100.0%

For additional financial information concerning our operating performance, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report and our Consolidated Financial Statements in Part II, Item 8 of this report and incorporated herein by reference.

We distribute our allografts both within and outside the United States. Foreign distribution, primarily in Korea and Europe, accounted for 5.7%, 7.6% and 6.5% of our net revenues during the years ended December 31, 2004, 2003 and 2002, respectively.

We pursue a market-by-market approach to the distribution of our allografts, and establish strategic distribution arrangements in order to increase our penetration in selected markets. We have exclusive distribution arrangements with Medtronic Sofamor Danek in the North American spinal market, Stryker Endoscopy for domestic sports medicine applications, Exactech, Inc. for our bone paste implants for general orthopedic uses, and with C.R. Bard, Inc. for certain urological applications for general orthopedic uses. In the cardiovascular market and other markets that our allografts serve, we use a network of independent distributors.

Our BioCleanse® process is a patented tissue sterilization process that is designed to add a measure of safety to our bone allografts by sterilizing the tissue and providing surgeons and patients allograft implants that are free of spores, fungi, bacteria and viruses. Before tissues are processed using the BioCleanse® process, tissue recovery agencies perform a risk assessment on every potential donor, interview family members and evaluate the donor’s medical records. All collected tissue is tested for the presence of viral or bacterial diseases. Bone tissue is sterilized through the BioCleanse® process only after it has passed this screening and testing. The BioCleanse® process is an automated multi-step cleansing process which first removes blood and fats, then chemically sterilizes the tissue, while maintaining the structural integrity and biocompatibility of the tissue. We believe that BioCleanse® is the industry leading sterilization process and BioCleanse® is the only tissue sterilization process for allografts that has been reviewed by the FDA.

On July 17, 2003, we were approved for accreditation by the American Association of Tissue Banks, or AATB, a nationally recognized association of the tissue banking industry. The accreditation covers the processing, storage and distribution of musculoskeletal tissue for transplantation research and informs users of our tissue that we are in compliance with the minimum safety guidelines of the association. Accreditation is for a three-year term, after which we will apply for renewal. At the present time, management believes there is no risk of non-renewal.

We were incorporated in 1997 in Florida as a wholly-owned subsidiary of the University of Florida Tissue Bank, or UFTB. We began operations on February 12, 1998 when UFTB contributed to us its allograft manufacturing and processing operations, related equipment and technologies, distribution arrangements, research and development activities and certain other assets. At the time of our initial public offering in August 2000, we reincorporated in the State of Delaware. Our principal offices are located at 11621 Research Circle, Alachua, Florida, and our phone number is (386) 418-8888. Our Internet address is www.rtix.com. We make available, free of charge, on or through the investor relations portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at www.sec.gov. Also available on our website is our Code of Conduct, our Code of Ethics for Senior Financial Professionals, and the charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee. Within the time period required by the SEC and Nasdaq, we will post any amendment to our Code of Ethics for our Senior Financial Professionals and any waiver of our Code of Conduct applicable to our senior financial professionals, executive officers and directors.

Pursuit of Strategic Alternatives

On February 17, 2005, we announced that we have retained Lehman Brothers to explore strategic alternatives, which could include but are not limited to a possible sale to or merger with a third party; new strategic alliances; or additional or alternative distribution models for both allograft and xenograft products. There can be no assurance that any transaction, new alliance, distribution arrangement or other corporate action will result from this effort. We assume no obligation to make any further announcements regarding our exploration of these strategic alternatives unless and until a final decision is made.

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

Metals and Synthetics

Historically, the medical community has used metal and synthetic materials for implant procedures. Metal and synthetic technologies, however, have several shortcomings. One of the principal drawbacks to the use of these materials is that they do not facilitate the body’s natural tissue healing process known as “remodeling.” Metal exhibits different properties than bone and one concern with its use in orthopedics is “stress shielding,” where the bone adjoining the metal can become weak and fragile over time. This problem can be of particular concern to elderly patients who are more likely to suffer from osteoporosis. Additionally, a number of synthetics can wear away in the body, causing a negative immune system response. Other synthetics can chemically break down over time with negative biological and clinical consequences. Finally, some metal and synthetic products may need to be removed and/or replaced, requiring the risk, expense and inconvenience of a second surgery.

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

A significant drawback to autograft procedures is that they require an additional and potentially dangerous surgery to harvest the tissue from a second site in the patient’s body. In 20% to 30% of autograft procedures, the site where the patient’s tissue is harvested becomes painful and uncomfortable, a condition known as secondary site morbidity. Additional complications can involve infection, nerve and arterial injury and joint instability. Moreover, a patient may not have sufficient quantities of quality autograft tissue for transplant procedures.

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
Spinal

—  MD Series™ Threaded Cortical Bone Dowels

—  CORNERSTONE-SR® Cortical Blocks (SR and LSR)

—  CORNERSTONE™ Select Cortical Wedge

—  CORNERSTONE™ Reserve Cortical Cancellous Ring

—  CORNERSTONE™ Assembled Cortical Cancellous

—  Blocks (ASR and LASR)

—  TANGENT® Impacted Cortical Wedge

—  PRECISION GRAFT™ Cortical Ring

—  OSTEOFIL® DBM Paste (frozen)

—  OSTEOFIL® RT DBM Paste (room temperature)

—  OSTEOFIL® ICM Moldable Strip

—  OSTEOFIL® RT ICM Moldable Allograft

—  OSTEOFIL® IC Moldable Allograft Syringe

—  CORNERSTONE™ Conventional Allografts

—  Interbody Conventional Allografts

Medtronic Sofamor Danek
Sports medicine

—  CorIS Cortical Bone Interference Screws

—  Pre-shaped bone-tendon-bone, Achilles tendons

—  Soft tissue tendons (gracilis, semitendinosus, tibialis)

—  Tendons with bone blocks (patellar and Achilles)

—  Meniscus grafts

—  Cortical Bone Pins

—  Mini screws

—  HTO Wedges

—  AlloAnchor™ RC Allograft

Stryker Endoscopy, Network of independent distributors
Cardiovascular	— Cardiac • Valves • Conduits — Patches / Hemi Arteries — Vascular • Veins • Arteries	Network of independent distributors
General orthopedic and other

—  Femoral heads

—  Ilium strips

—  Ilium blocks

—  Fibula rings

—  Femoral wedges

—  Cancellous and cortical cancellous chips

—  Cancellous cubes

—  Cancellous blocks

—  Cortical and cortical cancellous strips

—  Shafts (Femoral, Tibial, Fibular and Humeral)

—  Whole / proximal / distal femur

—  Whole / proximal / distal tibia

—  Deminerialized Bone Matrix

—  RTI Injectable / Moldable Bone Paste

—  Unicortical / Bicortical Dowels

Network of independent distributors, Medtronic Sofamor Danek, Stryker Endoscopy and Exactech, Inc.
	— Regenafil® Injectable Bone Paste — Regenaform® Moldable Bone Paste — Opteform® Moldable Bone Paste — OPTEFIL™ Flowable Bone Paste	Direct distribution and Exactech, Inc.
	— FasLata® fascia lata allograft — Dermal allograft	C.R. Bard

Spinal

The spinal market for allografts includes bone implants and bone paste utilized in spinal procedures. Our principal spinal allografts are our patented MD Series™ Threaded Cortical Bone Dowels, our patent-pending CORNERSTONE™ Machined Allografts, TANGENT® Impacted Cortical Wedges and PRECISION GRAFT™ Cortical Rings. We also supply bone paste for the spinal market through our Osteofil® DBM line of bone paste grafts. During 2004, we shipped over 134,000 spinal allograft units including bone pastes, which accounted for $60.6 million of our net revenues. Our spinal allografts are marketed through our exclusive relationship with Medtronic Sofamor Danek, or “MSD”.

Our MD-Series™ Threaded Cortical Bone Dowels are used to help restore the anatomical relationships in the lumbar area of the spine between vertebral bodies and open spaces formed between vertebrae known as neural foramen. Our dowels are threaded, providing rigid interface with the vertebrae above and below allowing the surgeon to provide greater stability to the surgical site. Our CORNERSTONE SR® Cortical Block is used in the cervical area of the spine and is available in both parallel and lordotic versions. Our TANGENT® Impacted Cortical Wedge and PRECISON GRAFT™ Cortical Ring allografts are specially designed and contoured to promote stability and restore normal alignment in the lumbar spine.

We currently have new composite allografts available for use in spinal surgery including a full line of CORNERSTONE™ ASR and L-ASR cortical and cancellous composite grafts as well as new designs in development for both lumbar and cervical spinal applications that are due out in 2005.

Sports Medicine

Many repetitive use and sports-related injuries can be addressed with allograft implants. The most prevalent surgeries include repairs to the anterior cruciate ligament, or ACL in the knee, or rotator cuff, in the shoulder. Our principal sports medicine allografts are patented pre-shaped tendons for ligament reconstruction, interference screws for ligament fixation and our cartilage allografts for knee reconstruction. Many of our sports medicine allografts are precision tooled and shaped to fit surgeon’s requirements, designed for specific instrumentation, making them easier and/or faster to implant. During 2004, we shipped over 11,000 sports medicine allografts which accounted for $9.0 million of our net revenues. Our sports medicine allografts are marketed in the United States through our exclusive relationship with Stryker Endoscopy and internationally through a network of independent distributors.

In March 2004, we began using BioCleanse® to sterilize many of our soft tissue sports medicine allografts. We are also in the process of developing versions of existing precision tooled allografts derived from bovine tissue.

Cardiovascular

The cardiovascular allograft market includes transplantation of human heart valves and vascular tissue as an alternative to mechanical, synthetic or xenograft substitutes.

We acquired our cardiovascular allograft capability with our acquisition of Alabama Tissue Center in 2000. Our principal cardiovascular allograft is our heart valve allograft, which surgeons use to replace a patient’s own heart valve during coronary surgery. During 2004, we shipped over 1,800 cardiovascular allograft units, including heart valves, vascular tissue and sternal paste, which accounted for $7.4 million of our net revenues. We distribute our cardiovascular allografts through an independent distribution network.

General Orthopedic

Bone Paste.    Surgeons principally use our bone paste allografts, which are composed of demineralized bone matrix and biologic gel carrier, in fracture treatment, bone and joint reconstruction and periodontal applications, such as ridge augmentation for dental implants. Our bone paste allografts for general orthopedic use are marketed under the Optefil™, Opteform®, Regenafil® and Regenaform® brands through an exclusive relationship with Exactech.

Conventional Allografts.    Our conventional allograft business includes a wide variety of allograft categories including our osteoarticular grafts, such as our frozen femoral heads which are used for cancer treatment procedures and hip and knee reconstruction. We also produce certain types of blended and milled bone allografts, such as our demineralized bone matrix, cortical cancellous chips and ground cancellous chips, used in total hip and knee replacements and for various injuries. Additionally, we produce various types of fashioned bone, such as wedges, strips and shafts used for various orthopedic and sports medicine procedures. In 2004, we shipped over 40,000 general orthopedic allografts which accounted for $12.9 million of our net revenues.

The BioCleanse® Tissue Sterilization Solution

We have developed and launched in the United States the patented BioCleanse® tissue sterilization process, which is an FDA reviewed, automated, pharmaceutical grade chemical sterilization process for musculoskeletal bone and certain soft tissue. This process is fully validated to kill or inactivate all classes of conventional pathogens, viruses, microbes, bacteria and fungi. Our BioCleanse® process is able to remove greater than 99% of the blood, fats, lipids and other unwanted materials from the tissue we process, a figure that is significantly in excess of traditional processing. We believe the removal of blood, fat, lipids and other unwanted materials results in faster patient healing because it eliminates the need for the patient’s body to remove these substances using natural processes following surgery. An important element of the BioCleanse® process is that while it removes unwanted materials embedded within the tissue, it maintains the tissue’s structural integrity and compression strength. Studies have shown that tissue sterilized with BioCleanse® maintains the same compression strength as untreated tissue and has significantly greater compression strength than tissue treated with other sterilization processes.

Our BioCleanse® process is currently used on all of our bone allografts and most of our soft tissue products. We believe that the BioCleanse® process is equally applicable to cardiovascular grafts. In addition to the safety advantage of BioCleanse®, it provides us with a number of significant research and development opportunities, including the ability to sterilize xenograft tissue and to introduce bone-growth factors and anti-bacterial, anti-viral and cancer fighting agents into our allografts.

Tissue Recovery

Tissue recovery is the actual removal of tissue from a donor only after receiving appropriate first person consent. Tissue recovery personnel aseptically recover tissue within 24 hours for musculoskeletal tissue and 12 hours for cardiovascular tissue following a donor’s death, using surgical instruments and sterile techniques similar to those used in hospitals for routine surgery. Recovered tissue is placed on wet or dry ice and then transported by the donor recovery agency to the tissue processor or possibly a research institution.

Under U.S. law, human tissue cannot be sold. However, the law permits the recovery of some costs, such as those involved in recovering, processing and storing tissue and costs related to the advancement of tissue processing technologies, all types of activities in which we are involved.

Our network of donor recovery groups recovers a variety of tissue types from donors including the fibula, femur, tibia, humerus, ilium, pericardium, fascia lata, dermis, tendons, ligaments, hearts for valves and blood vessels. Once we receive tissue that has been screened at our tissue recovery centers, we re-screen this recovered material to guard against transmittable diseases. This screening process includes evaluation of risk on the basis of donor medical history, lifestyle, interviews with the donor’s family and physical examination of the donor. We also perform biomedical testing and culturing at various stages during the processing of tissue, using FDA licensed tests and other tests for known viruses and pathogens.

We have relationships with over thirty tissue donor centers across the country. Southeast Tissue Alliance, or SETA (formerly the University of Florida Tissue Bank, Inc.) which is our largest recovery group, supplied us with approximately 27% of our total tissue during 2004. Our three largest donor recovery groups together recovered approximately 51% of our total tissue during this period.

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

Medtronic Sofamor Danek, serves as our exclusive worldwide distributor for allograft tissue and bone paste for use spinal surgery. On April 15, 2004, we entered into a new license and distribution agreement with MSD which replaced the existing agreement between the two companies. The most recent prior agreement was entered into on November 1, 2002, as under the prior agreement, MSD remains our exclusive distributor in the spinal market and we remain responsible for processing and related regulatory compliance related to screening, testing and processing of this tissue. Additionally, under the new agreement, MSD is responsible for the distribution of available tissue and regulatory compliance related to distribution, as well as training and consultation with surgeons and conducting certain marketing activities. MSD also pays us license and service fees of approximately 40% to 50% of the listed average net distribution fee for specialty tissue allografts and bone paste for use in spinal surgery. The new agreement also provides that MSD has the right to become the exclusive distributor for new allografts we develop for use in the spine. The new agreement is for an initial term expiring June 1, 2014, subject to earlier termination under certain limited circumstances.

The following table summarizes the key contractual terms of the pre-November 1, 2002 MSD agreements and the April 15, 2004 amended agreement.

New Agreement (post November 1, 2002, as amended April 15, 2004)	Old Agreements (pre-November 1, 2002)
MSD is exclusive distributor in spinal market	MSD was exclusive distributor in spinal market

MSD responsible for distribution of tissue	MSD provided management services to assist RTI in the distribution and marketing of products

MSD pays RTI a license and service fee (“revenue”) ranging from 40%-50% of listed average net distribution fee	End users (hospitals, surgeons, etc.) paid RTI gross charge based on list fees RTI paid MSD a service fee equal to 50% to 70% of amounts charged to end users, depending on the product

Inventories carried by MSD	Inventories carried by RTI

Revenue is recognized upon receipt by MSD	Revenue was recognized upon shipment to end user

RTI bills MSD directly. MSD payment terms to RTI of 30 days from the date of shipment	RTI was responsible for billing to and collecting from end users

Under the previous distribution agreement with MSD, the Company recognized total revenues from distribution of tissue after transfer of title to end users and paid MSD a management service fee which was 50% to 70% of amounts charged to customers. This practice was discontinued as of November 1, 2002 when the Company entered into a new form of relationship with MSD as a result of the new distribution agreement. Under the new agreement, the Company distributes tissue directly to MSD rather than the end user.

Effective January 1, 2003, we entered into an exclusive License and Distribution Services Agreement with Stryker Endoscopy, a division of Stryker Corporation, to serve as the exclusive distributor, in the United States, of allografts we process for use in sports medicine applications, including reconstruction and repair of the knee, hip, shoulder, wrist, elbow, foot and ankle. Prior to this agreement, we distributed these allografts through a network of independent distributors. Under the agreement, Stryker Endoscopy pays us license and service fees based on a percentage of the listed average net distribution fee. Our line of sports medicine allograft products includes menisci, pre-shaped tendons, precision-tooled anchors, screws, and pins. Under the agreement, we remain responsible for processing and delivery of the relevant tissue and related regulatory compliance. Stryker Endoscopy is responsible for distribution of available tissue, managing customer orders and invoicing, as well as customer education and certain marketing activities. The agreement also provides that each party must first offer the other party the opportunity to pursue the development and/or distribution of any new product covered by the agreement. The agreement, which was to expire on December 31, 2004, has been extended to June 30, 2005.

Exactech, Inc., or Exactech, serves as our exclusive worldwide distributor for bone paste products for general orthopedic procedures. Effective July 1, 2002, we entered into a new license and distribution agreement with Exactech which replaced the existing agreement between the two companies. The agreement expands Exactech’s distribution rights to both moldable and flowable bone paste. The original agreement was limited to moldable bone paste products. Under the new agreement, we remain responsible for processing bone paste allograft tissue and related regulatory compliance. Exactech will continue distribution of available bone paste products and regulatory compliance related to distribution. Under the agreement, Exactech is required to pay us license and service fees based on a percentage of the listed average net distribution fee for bone paste used in non-spinal orthopedic procedures. We also are required to pay Exactech a 3% royalty fee with respect to our moldable bone pastes distributed by others. The agreement is for an initial term expiring June 30, 2014, subject to earlier termination under certain limited circumstances.

In the United States, we have 9 independent distributors specializing in general orthopedics, which distribute our allografts through approximately 75 representatives, complemented by our marketing staff of 26 people. Internationally, we have five distributors that distribute our allografts through approximately 75 representatives. This network distributes conventional tissue directly to hospitals and surgeons in their exclusive territory. Distributors and representatives receive compensation for the revenues they generate through commissions.

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

In the cardiovascular market, we distribute heart valve and vascular tissue allografts through 13 cardiovascular distributors, using approximately 30 representatives within the United States. Distributors and representatives receive compensation for the revenues they generate through commissions.

Research and Development

In 2003, we developed a long-term product development plan to steadily introduce new products which we expect will become an ever-increasing component of our revenues. In 2004, we almost doubled the financial resources in our research and development efforts to support this plan. Our scientists are focusing their studies on delivering optimal regenerative medicine by achieving higher levels of osteoinductivity and osteoconductivity through allograft and xenograft, as well as expanding the uses of the BioCleanse® process technology to infuse healing pharmaceutical components into allograft implants. We are geared to develop sophisticated processing technology to accelerate the introduction of new tissue implants in all product lines and to continuously raise the bar for tissue safety.

We plan to continue to develop new allografts and technologies within the spinal, cardiovascular, sports medicine and orthopedic markets and to develop additional tissue-related technologies for other markets. We will do this by building on our core technology platforms: BioCleanse®, precision machined and assembled grafts, and tissue mediated induction. As of December 31, 2004, our research and development staff consisted of 26 professional and technical personnel.

In addition, in 2005, we plan to launch six new products, including our assembled bone-tendon-bone product. Development has been advancing on the new products and are on track for 2005 launch dates. We are experimenting with the use of the BioCleanse® process on cardiovascular tissue and loading bone growth factors, as well as antimicrobial and cancer-fighting agents into our allografts. We will continue to expand upon the ability of our BioCleanse® process to render various tissues sterile, biocompatible and nonimmunogenic. We have received the CE mark in Europe for seven xenograft cortical and cancellous bone constructs processed by the BioCleanse® process. We intend to continue to expand our xenograft program to other tissue types and configurations.

We continue to develop our precision machined and composite technology to produce novel graft types previously not possible due to the naturally occurring anatomical constraints of human tissue. Our composite technology allows us to produce optimal graft configurations and expand the offering of allograft tissues into previously unmet applications. Composite technology consists of the construction of grafts from subassemblies enabling the manufacture of more grafts as well as more complex constructs for broader surgical indications. Additionally, tissue that was previously unusable due to anatomical limitations on bone thickness, shape or quality can now be formed into implantable grafts.

Intellectual Property

Our business depends upon the significant know-how and proprietary technology we have developed. To protect this know-how and proprietary technology, we rely on a combination of trade secret laws, patents, trademarks and confidentiality agreements. The effect of these intellectual property rights is to define zones of exclusive use of the covered intellectual property.

Presently, our United States patent holdings include patents relating to or covering: BioCleanse®, our proprietary method of cleaning, sterilizing and virally inactivating donor tissue; our MD-Series™ cortical bone dowel; the use of the interference screw technology; our segmentally demineralized graft; claims directed toward our demineralized stent or conduit technology; methods and instruments for improved meniscus transplantation; and materials and methods for improved bone-tendon-bone transplantation. Presently, our foreign patent holdings include: our MD-Series™ cortical bone dowel technology, our demineralized stent technology, and our BioCleanse® process. The duration of patent rights generally is 20 years from the date of filing of priority application, while trademarks, once registered, essentially are perpetual. We also have patent applications pending in the U.S. (including continuation and divisional applications), and corresponding foreign patent applications pending in various countries including, but not limited to, Canada, Japan, Australia and the European Union. In addition, we rely on our substantial body of know-how, including proprietary tissue recovery techniques and processes, research and development, tissue processing and quality assurance.

Competition

Competition in the bone and tissue reconstruction and healing industry is intense and subject to rapid technological change and evolving industry requirements and standards. Companies within the industry compete on the basis of design of related instrumentation, efficacy of products, relationships with the surgical community, depth of range of implants, scientific and clinical results, and pricing. Allograft implants compete with autograft, metals and synthetic tissues, and xenografts.

Our principal competitors in the conventional allograft market include the Musculoskeletal Transplant Foundation, or MTF, AlloSource and LifeNet. Among our competitors in precision tooled allograft are Osteotech, MTF, LifeNet, and Tutogen. Other companies who process bone pastes include Osteotech, AlloSource, Isotis, Wright Medical Technologies, and MTF. Among the companies that market devices used for soft tissue anchoring in bladder neck suspensions are Mentor, Ethicon (a division of Johnson & Johnson), Boston Scientific, Smith & Nephew and C.R. Bard. In the cardiovascular tissue market, CryoLife and LifeNet are our principal competitors distributing human heart valves and vascular tissue. Northwest Tissue Service Center also competes in this market. We estimate that our market share, in conjunction with our related distributors, are: spinal 27.0%; sport medicine 15.0%; cardiovascular 17.0%; and general orthopedic 18.0%.

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

We currently market and distribute allografts that are subject to the FDA’s “Human Tissue Intended for Transplantation” and Subparts A and B of “Human Cells, Tissues, and Cellular and Tissue-Based Products” regulations. Under these regulations, we are required to perform donor screening and infectious disease testing and to document this screening and testing for each donor from whom we process tissue. The FDA has authority under the rules to inspect human tissue processing facilities, and to detain, recall, or destroy tissues for which appropriate documentation is not available. We are not required to obtain pre-market approval or clearance from the FDA for allografts that meet the regulation’s definition of “human tissue.”

In January 2001, the FDA issued a final rule requiring tissue processors to register with the agency and list their tissue products. We are currently an FDA registered tissue processor. The FDA published the “Good Tissue Practices” (“GTPs”) Final Rule in November 2004, with full implementation in May 2005. The FDA also published the Donor Eligibility Final Rule in 2004, with full implementation in May 2005. We had anticipated both regulations, and management believes that current processes will be determined to be in compliance.

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

On March 12, 2002, we and other tissue processors were advised by the FDA that our bone paste allografts would be subject to regulation as medical devices under the 510(k) pre-market notification process. We submitted the required documentation to the FDA in August 2002 and in February 2005 we received clearance for both our flowable and moldable bone paste allografts for orthopedic and spinal applications.

Heart valve allografts are currently regulated by the FDA as medical devices. The FDA permits entities that processed and distributed heart valve allografts before June 26, 1991 to continue distributing heart valve allografts without obtaining 510(k) clearance or pre-market approval from the FDA. Our heart valve allografts are covered by this “grandfather” policy provided these heart valves are processed and labeled in the same manner as they were prior to June 26, 1991. Any changes to processes or labels would subject heart valves to the pre-market approval process as a medical device. Heart valves revert to regulation as human tissue when the GTPs become effective in May 2005.

Our tissue processing generates by-products classified as medical hazardous waste by the U.S. Environmental Protection Agency and the Florida Department of Environmental Protection. All such by-products must be segregated and properly disposed of in compliance with applicable environmental regulations. We are in compliance with the various regulations we are required to follow.

Employees

As of December 31, 2004, we had a total of 442 employees. The following chart shows the number of our employees involved in the various aspects of our business:

Department	Number of Employees
Tissue Processing and Manufacturing	220
Tissue Recovery	94
Distribution and Marketing	26
Research and Development	26
General and Administrative	76

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

Southeast Tissue Alliance, or SETA, our largest donor recovery group, supplied us with approximately 27% of our total tissue for the year ended December 31, 2004. Our three largest recovery groups together supplied approximately 51% of our total tissue for the year ended December 31, 2004. If we were to lose any one of these three sources of tissue, the impact on our operating results would be material.

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

We currently derive the majority of our revenues through our relationships with three companies, Medtronic Sofamor Danek, or MSD, Stryker Endoscopy and Exactech, Inc. For the year ended December 31, 2004, we derived approximately 65%, 7%, and 6% of our net revenues from distribution by MSD, Stryker Endoscopy, and Exactech, respectively.

MSD provides nearly all of the instrumentation, surgeon training, distribution assistance and marketing materials for our line of spinal allografts. If our relationship with MSD is terminated or materially reduced for any reason and we are unable to replace the relationship with other means of distribution, we would suffer a material decrease in revenues.

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

For example, in mid-2001, the FDA reviewed our BioCleanse® process after the FDA raised concerns about the process. While the FDA concluded that the compliance portion of its review of our BioCleanse® process in January 2002 and determined we were in compliance with existing FDA requirements and that no regulatory action was warranted, the possibility always exists that the FDA could raise concerns with these or other aspects of our business. The FDA’s decision, that no regulatory action was warranted, does not constitute a formal approval of our BioCleanse® process and the FDA is free to raise the same or similar concerns in the future.

If any of our allografts fall under the FDA’s definitions of “more than minimally manipulated or indicated for nonhomologous use,” we would be required to obtain medical device approval or clearance or biologics licenses, which could require clinical testing. Disapproval of our license applications and restricted distribution of any of our allografts, which may become subject to pre-market approval, may result. The FDA could require post-market testing and surveillance to monitor the effects of such allografts, could restrict the commercial applications of these allografts, and could conduct periodic inspections of our facility and our suppliers’ facilities. Delays encountered during the FDA approval process could shorten the patent protection period during which we have the exclusive right to commercialize such technologies or could allow others to come to market with similar technologies before us.

Some of our proposed grafts will contain tissue derived from animals, commonly referred to as xenografts. Xenografts are medical devices that are subject to pre-market approval or clearance by the FDA. We may not receive FDA approval or clearance to market these grafts.

FDA regulations of human cellular and tissue-based products, titled “Good Tissue Practices,” which will go into full force as of May 2005, will regulate all stages of allograft processing, from procurement of tissue to distribution of final allografts. These regulations will potentially increase regulatory scrutiny within our industry and this could lead to increased enforcement action affecting the conduct of our business. In addition, the effect of this regulation on recovery agencies which supply us with tissue may be significant and lead to additional costs of recovery activities. These costs may translate into increased costs to us, as we compensate the recovery agencies based on their cost of recovery.

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

The value of our investment in Organ Recovery Systems, Inc. is dependent on the financial success of this venture.

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

Our exploration of strategic alternatives may disrupt our operations.

On February 17, 2005, we announced that we had engaged a major investment banking firm to explore strategic opportunities available to us which could include but are not limited to a possible sale or merger with a third party; new strategic alliances; or additional or alternative distribution models of both allograft and xenograft products.

Since we began exploring strategic alternatives, we have experienced, and may continue to experience, delays in expected orders from our key distributors. If orders from our key distributors remain lower than we had anticipated, we will experience a material adverse impact on our results of operations.

Item 2.    PROPERTIES.

Our physical facilities, located in Alachua, Florida, near metropolitan Gainesville, include three new buildings on approximately 21 acres of property that we own, including a 65,000 square foot manufacturing facility, a 50,000 square foot office building and a 20,000 square foot commons building. These facilities include 30 clean-rooms for tissue processing and packaging, eight single-donor BioCleanse® process sterilization chambers, freezers for storage of tissue and laboratory facilities.

We currently have a separate BioCleanse® processing unit and laboratory operations in approximately 6,500 square feet of leased space related to xenograft processing and research. The monthly rent is approximately $9,000 and the lease expires on January 31, 2006.

We also lease additional warehousing facilities in Alachua. The monthly rent is $5,200 and the lease expires on August 31, 2005.

Our new manufacturing facility will increase our capacity for tissue processing. We intend for this new facility to meet the FDA’s Current Good Manufacturing Practices requirements and believe it will also allow us to meet the requirements of an FDA approved medical device manufacturer.

Our wholly owned subsidiary, Alabama Tissue Center, operates from a leased space on the campus of the University of Alabama in Birmingham, Alabama comprising 3,200 square feet, with four clean rooms for tissue processing and packaging, and freezers for tissue storage. We had a two-year term lease which expired in August 2002 and we are currently paying $4,000 on a month to month basis. On August 11, 2003, we entered into a new long-term lease agreement at an additional site for Alabama Tissue Center. The new lease, comprising 9,745 square feet, commenced in December 2003 and will run for 65 months. The monthly rent is approximately $11,000.

We also lease space at seven of our recovery group locations throughout the United States. Monthly rent is approximately $20,000, for all seven locations.

Item 3.    LEGAL PROCEEDINGS.

We are, from time to time, involved in litigation relating to claims arising out of our operations in the ordinary course of business. We believe that none of these claims that were outstanding as of December 31, 2004 will have a material adverse impact on our financial position or results of operations.

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

2003	High	Low
First Quarter	$9.90	$7.48
Second Quarter	$14.05	$8.69
Third Quarter	$17.25	$8.77
Fourth Quarter	$12.20	$8.02

2004	High	Low
First Quarter	$13.45	$9.25
Second Quarter	$11.61	$8.30
Third Quarter	$10.95	$7.85
Fourth Quarter	$10.68	$6.95

As of March 4, 2005, we had 145 stockholders of record of our common stock. The closing sale price of our common stock on March 4, 2005 was $11.26 per share.

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

Item 6.    SELECTED FINANCIAL DATA.

The statement of operations data set forth below for the years ended December 31, 2000 and 2001, and the balance sheet data set forth as of December 31, 2000, 2001 and 2002 have been derived from our audited consolidated financial statements and accompanying notes which are not included elsewhere in this Form 10-K.

The statement of operations data set forth below for the years ended December 31, 2002, 2003, and 2004, and selected balance sheet data as of December 31, 2003 and 2004 have been derived from our audited consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2004 and 2003 and for the three years ended December 31, 2004 are included elsewhere in this Form 10-K. The selected consolidated financial data set forth below should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and accompanying notes included elsewhere in this document.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues:
Fees from tissue distribution	$120,905	$138,762	$116,974	$73,299	$89,850
Other revenues	1,598	1,964	1,516	2,211	2,853

Total revenues	122,503	140,726	118,490	75,510	92,703
Management services fees	64,572	73,176	49,430	—	—

Net revenues	57,931	67,550	69,060	75,510	92,703
Costs of processing and distribution	31,063	39,455	44,879	42,766	55,526

Gross profit	26,868	28,095	24,181	32,744	37,177

Expenses:
Marketing, general and administrative	17,674	35,962	29,236	23,104	23,224
Research and development	2,392	2,631	2,460	2,852	3,838
Litigation settlement	—	—	2,000	—	—
Asset abandonments	—	—	3,098	169	136
Restructuring	—	—	1,352	—	—

Total expenses	20,066	38,593	38,146	26,125	27,198

Operating income (loss)	6,802	(10,498)	(13,965)	6,619	9,979

Equity in income of unconsolidated subsidiary	1	—	—	—	—

Other (expense) income:
Interest expense	(434)	(106)	(2,758)	(981)	(967)
Interest income	1,207	1,313	186	235	96

Total other income (expense)—net	773	1,207	(2,572)	(746)	(871)

Income (loss) before income tax (expense) benefit	7,576	(9,291)	(16,537)	5,873	9,108
Income tax (expense) benefit	(3,117)	3,786	3,032	483	(2,953)

Net income (loss)	4,459	(5,505)	(13,505)	6,356	6,155
Other comprehensive (loss) income, net of tax:
Unrealized derivative (loss) income	—	(344)	443	—	—

Comprehensive income (loss)	$4,459	$(5,849)	$(13,062)	$6,356	$6,155

Net income (loss) per common share—basic	$0.42	$(0.25)	$(0.60)	$0.24	$0.23

Net income (loss) per common share—diluted	$0.22	$(0.25)	$(0.60)	$0.24	$0.23

Weighted average shares outstanding—basic	10,639,884	21,760,596	22,434,436	26,365,348	26,593,030

Weighted average shares outstanding—diluted	20,343,214	21,760,596	22,434,436	26,999,175	27,063,283

	As of December 31,
	2000	2001	2002	2003	2004
Balance Sheet Data:
Cash and cash equivalents	$34,944	$13,504	$9,811	$10,051	$11,484
Working capital	60,336	27,688	25,752	40,196	54,192
Total assets	108,552	118,700	141,190	136,353	124,730
Long-term debt—less current portion	3,684	658	2,266	621	7,919
Total stockholders’ equity	72,476	67,784	82,622	92,397	99,602

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations together with those financial statements and the notes to these statements included elsewhere in this filing. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. Our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Management Overview

In 2004, we achieved net revenues of $92.7 million and net income of $6.2 million. Our net revenues continue to be driven primarily by our spinal product line, approximately 65%, which is distributed by Medtronic Sofamor Danek (“MSD”); in addition, in 2004 our cardiovascular subsidiary, Alabama Tissue Center, achieved significant growth as its revenues increased by 43% to $7.4 million.

Our goals for 2005 are to continue to build on the Company’s strengths as we focus on our future. There are several challenges we face heading into 2005 that we will focus on in order to meet our goals. The key challenges are:

•	Work with MSD and other major distributors to enhance coordination under our distribution agreements;

•	Expand our distribution into new markets;

•	Advance our operational and procurement programs, raising the bar for safety standards in the industry; and

•	Increase the financial resources allocated to our research and development initiatives.

Our primary goal in 2004 was to establish an improved distribution agreement with MSD. Now that we have accomplished that goal, we will work with MSD to enhance coordination efforts under the agreement. MSD has historically accounted for between 55% and 65% of our net revenues and our relationship with MSD is a key component to our success in 2005 and beyond. In 2005, we plan to work closely with MSD in coordinating the launch of several new products and developing new product plans for the future.

We continue to be committed to maximizing distribution growth in all product categories for 2005 and beyond. During 2004, we amended our distribution agreement with MSD, which now allows us to distribute our spinal allograft products worldwide, except for the United States, Canada and Puerto Rico. Key initiatives for 2005 include developing this international opportunity for our spinal products, as well as exploring all of our avenues for distribution of our sports medicine product line. We will also continue to work with our existing exclusive distributors to further strengthen those relationships and expand product offerings.

The efforts put forth the last two years in our tissue recovery and operational effectiveness initiatives have enabled us to consistently meet the needs of our current distributors. Our national network of tissue procurement agencies provides services to donor families and education to their communities about the benefits of tissue donation. Our state-of-the-art, pharmaceutical-grade processing facility allows us to improve the quality of our implants and increase our effectiveness in meeting surgeon demand. We will continue to advance our operational and procurement programs to improve tissue utilization and raise the bar for safety standards in the industry.

We have a long-term product development plan to steadily introduce new products, which we expect will become an ever-increasing component of our revenue. In 2004, we increased our spending in our research and development efforts by 35% over 2003 spending levels. We expect to continue to increase our research and development spending in an effort to support our product development introduction plan. Our scientists are focusing their studies on delivering optimal regenerative medicine solutions, by achieving higher levels of osteoinductivity and osteoconductivity through allograft, and to expand the availability of tissue implants by expanding the uses of the BioCleanse® process technology to utilize animal tissue or xenograft. In addition, we are planning to launch our composite bone-tendon-bone allograft product. We are geared to develop sophisticated processing technology to accelerate the introduction of new tissue implants and to raise the bar for tissue safety.

We have engaged a major investment banking firm to explore strategic opportunities available to us which could include but are not limited to a possible sale to or merger with a third party; new strategic alliances; or additional or alternative distribution models for both allograft and xenograft products. However, there can be no assurance that any transaction, new alliance, distribution arrangement or other corporate action will result from this effort.

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

We often introduce new technologies and processes and therefore we may be at risk of using estimates based on assumptions related to patents, trademarks and other intangible assets that later become invalid.

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

Our management reviews available information regarding processing costs, inventory distribution rates, industry supply and demand, medical releases and processed tissue rejections, in order to determine write-offs of cost above market value. For a variety of reasons, we may from time to time be required to adjust our assumptions as processes change and as we gain better information. Although we continue to refine the information on which we base our estimates, we cannot be sure that our estimates are accurate indicators of future events. Accordingly, future adjustments may result from refining these estimates. Such adjustments may be significant.

Accounts Receivable Allowances.    We maintain allowances for doubtful accounts based on our review and assessment of historical payment history and our estimate of the ability of each customer to make payments on amounts invoiced. If the financial condition of any of our customers were to deteriorate, additional allowances might be required. From time to time we must adjust our estimates. For example, during 2004, we determined that our required accounts receivable allowance was lower than previously estimated, which resulted in a $0.6 million decrease in our bad debt allowance during the year as a result of the change in the nature of our accounts receivable portfolio due to changes in our distribution agreements and refining of estimates. Changes in estimates of the collection risk related to accounts receivable can result in decreases and increases to current period net income.

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

If we overestimate the useful life of an asset, or overestimate the fair value of an asset, and at some time in the future we dispose of that asset for a lower amount than its carrying value, our historically reported total assets and net income would have been higher than they would have been during periods prior to our recognition of the loss on disposal of assets, and lower during the period when we recognize the loss.

Long-lived assets include certain long-term investments, such as our investment in ORS and the goodwill associated with our acquisition of ATC. The fair value of these long-term investments are dependent on their performance, as well as volatility inherent in the external markets for this investment. These determinations require complex calculations based on estimated future benefit and fair value. We have often made investments for which the expected future benefit has not been easily estimated. Examples of such investments include, but are not limited to, our acquisition of ATC; our investment in Organ Recovery Systems, Inc., or ORS; our investment in equipment; our investment in development of software; and our investment in obtaining patents. In assessing potential impairment for these investments, we consider these factors as well as forecasted financial performance. If forecasts are not met, impairment charges may be required.

Revenue Recognition.    We recognize revenue upon shipping, or receipt by our customers of the processed tissue for implantation, depending on our distribution agreements with our customers or distributors. For consignment inventory, we recognize revenue when the tissue is transferred from our consignment inventory locations to our customers for implantation. Effective November 1, 2002, our revenues no longer reflect a management service fee as such fees are no longer included in our distribution agreements. However, revenues will continue to be reported on a gross basis, which includes any management services fees incurred by us related to the distribution of our allografts. We recognize our other revenues when all significant contractual obligations have been satisfied.

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

Off Balance-Sheet Arrangements

As of December 31, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Regulatory Actions

In February 2005, we received 510(k) clearance from the FDA for our bone paste products.

In October 2004, our Alachua, Florida site and in November 2004 our Birmingham, Alabama site were inspected by the FDA. The inspections resulted in Form FDA 483 “Inspectional Observations” (“FD483”) observations at both sites. The form FD483 is used to identify issues that are or may result in non-compliance with FDA regulations. All observations raised were addressed appropriately during or very shortly after each inspection. Our management does not anticipate any further FDA actions regarding these inspections.

In December 2003, our Menasha, Wisconsin site for RTI Donor Services, Inc. was inspected by the FDA. The inspection resulted in no FD483 being issued.

ISO 9001 standards, a standard intended for quality management system assessment, have been adopted around the world and many companies require their suppliers to have ISO 9001 certification. On June 24, 2003 we renewed our ISO 9001 certifications with the International Organization for Standardization and received an ISO 13485 certification. The ISO 13485 certification is based on the same framework as the ISO 9001 certification, but contains requirements specific to medical device manufacturers. The certification process covers all aspects of a company’s business, from design, procurement, and production, to distribution and customer satisfaction. Maintaining our ISO 9001 and ISO 13485 certifications permits us entry into certain global markets that we would not be able to distribute our products in without those certifications.

On July 17, 2003, we were approved for accreditation by the American Association of Tissue Banks. The accreditation covers the processing, storage and distribution of musculoskeletal tissue for transplantation and research. Accreditation is awarded for a three-year term, after which we will apply for renewal.

Results of Operations

The following table sets forth, in both dollars and as a percentage of net revenues, the results of our operations for the years indicated:

	Year Ended December 31,
	2004		2003		2002
	(In thousands)
Statement of Operations Data:
Revenues:
Fees from tissue distribution	$89,850		$73,299		$116,974
Other revenues	2,853		2,211		1,516

Total revenues	92,703		75,510		118,490
Management services fees	—		—		49,430

Net revenues	92,703	100.0%	75,510	100.0%	69,060	100.0%
Costs of processing and distribution	55,526	59.9	42,766	56.6	44,879	65.0

Gross profit	37,177	40.1	32,744	43.4	24,181	35.0

Expenses:
Marketing, general and administrative	23,224	25.1	23,104	30.6	29,236	42.3
Research and development	3,838	4.1	2,852	3.8	2,460	3.5
Litigation settlement	—	—	—	—	2,000	2.9
Asset abandonments	136	0.1	169	0.2	3,098	4.5
Restructuring	—	—	—	—	1,352	2.0

Total expenses	27,198	29.3	26,125	34.6	38,146	55.2

Operating income (loss)	9,979	10.8	6,619	8.8	(13,965)	(20.2)

Other (expense) income:
Interest expense	(967)	(1.0)	(981)	(1.3)	(2,758)	(4.0)
Interest income	96	—	235	0.3	186	0.3

Total other expense—net	(871)	(1.0)	(746)	(1.0)	(2,572)	(3.7)

Income (loss) before income tax (expense) benefit	9,108	9.8	5,873	7.8	(16,537)	(23.9)
Income tax (expense) benefit	(2,953)	(3.2)	483	0.6	3,032	4.4

Net income (loss)	6,155	6.6	6,356	8.4	(13,505)	(19.5)
Other comprehensive income, net of tax:
Unrealized derivative income	—	—	—	—	443	0.6

Comprehensive income (loss)	$6,155	6.6%	$6,356	8.4%	$(13,062)	(18.9)%

2004 Compared to 2003

Total Revenues.    Our total revenues increased by $17.2 million or 22.8%, to $92.7 million for the year ended December 31, 2004 from $75.5 million for the year ended December 31, 2003. As described in more detail below, subsequent to November 1, 2002, our total revenues are the same as our net revenues. Accordingly, we believe that analysis of our revenues on a net revenues basis is more meaningful than any comparison on a total revenues basis.

Net Revenues.    Our net revenues, which consist primarily of fees from tissue distributions, increased by $17.2 million, or 22.8%, to $92.7 million for the year ended December 31, 2004 from $75.5 million for the year ended December 31, 2003. The increase was due to an increase of $14.5 million in revenues from the distribution of our spinal allografts, an increase of $147,000 from the distribution of our sports medicine allografts and an increase of $2.2 million from the distribution of our cardiovascular tissues, offset by a $262,000 decrease from the distribution of our general orthopedic allografts. Spinal net revenues increased as a result of a 37.9% increase in units distributed to our distributor, MSD, which is attributed to increased demand for these allografts and new product introductions which represented 15.6% of net spinal revenues for the year. Comparative 2003 net revenues were adversely affected by inventory reductions by MSD in the fourth quarter of 2003. The small increase in the distribution of sports medicine allografts reflects similar amounts of available tissue to distribute between 2004 and 2003. Unit volume distributions of our sports medicine line of products decreased 1.5% in 2004 compared to 2003. The unit volume decrease was offset by a mid-year price increase associated with the introduction of soft tissue BioCleanse®. The increase in cardiovascular revenues was the result of volume increases of 46.8%, change in product mix and a 7% price increase implemented at the beginning of 2004. Unit volume distributions of general orthopedic products remained constant in 2004, as compared to 2003 levels. Other revenues, which consist of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, grant revenues, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $642,000 to $2.9 million for the year ended December 31, 2004 compared to $2.2 million for the year ended December 31, 2003.

Costs of Processing and Distribution.    Costs of processing and distribution increased by $12.8 million, or 29.8%, to $55.5 million for the year ended December 31, 2004 from $42.8 million for the year ended December 31, 2003. As a percentage of net revenues, these costs increased from 56.6% for the year ended December 31, 2003 to 59.9% for the year ended December 31, 2004. Our costs of processing and distribution were affected primarily by an increase in the proportion of new cervical units produced as compared to our lumbar spinal line, which on a per unit basis are more costly to produce than our lumbar spinal product line, along with increases in tissue recovery costs.

Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses increased by $120,000, or 0.5%, to $23.2 million for the year ended December 31, 2004 from $23.1 million for the year ended December 31, 2003. These expenses decreased as a percentage of net revenues from 30.6% for the year ended December 31, 2003 to 25.1% for the year ended December 31, 2004. This increase was primarily due to the reversal of $645,000 in our allowance for bad debts, as these reserves are no longer deemed necessary for potential uncollectible accounts, offset by an additional $410,000 of accounting expenses relating to Sarbanes-Oxley compliance.

Research and Development Expenses.    Research and development expenses increased by $1.0 million, or 34.6%, to $3.8 million for the year ended December 31, 2004 from $2.9 million for the year ended December 31, 2003. As a percentage of net revenues, research and development expenses increased from 3.8% for the year ended December 31, 2003 to 4.1% for the year ended December 31, 2004. The increase was the result of our commitment to increase funding of research and development to expand new product development efforts.

Asset Abandonments.    We recognized a loss on asset abandonments of $136,000 during the year ended December 31, 2004. The assets abandoned consisted of obsolete manufacturing equipment.

Other Expense and Income- Net.    Other expense, net for the year ended December 31, 2004 was an expense of $871,000 compared to $746,000 for the year ended December 31, 2003.

Income Taxes.    Income tax expense for the year ended December 31, 2004 was $3.0 million, compared to an income tax benefit of $483,000 for the year ended December 31, 2003. Our effective tax rate for the year ended December 31, 2004 was 32.4%, which was lower than the statutory rate due to research and development credits recognized during the year ended December 31, 2004. The percentage for the year ended December 31, 2003 was lower than the statutory rate due to the reversal of valuation allowances, of $2.7 million, previously recorded against our future realization of certain deferred tax assets. With our continued profitability, it was determined that it was more likely than not that the deferred tax assets associated with the valuation allowance will be realized.

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

Net Revenues.    Our net revenues, which consist primarily of fees from tissue distributions, increased by $6.5 million, or 9.3%, to $75.5 million for the year ended December 31, 2003 from $69.1 million for the year ended December 31, 2002. The increase was due to an increase of $8.2 million in revenues from the distribution of our spinal allografts and an increase of $1.7 million from the distribution of our cardiovascular tissues, offset by a decrease of $1.2 million from the distribution of our sports medicine allografts and a $3.0 million decrease from the distribution of our general orthopedic allografts. The increased revenues from the distribution of our spinal allografts primarily relates to increases in tissue transfer fees, which were implemented in mid-2002 as part of the new distribution agreement with MSD, noted above. The increase in cardiovascular revenues was the result of the continued high demand for these allografts, together with our success in entering into new recovery agreements. The decrease in the distribution of sports medicine allografts was due to our transition of the distribution of these allografts to Stryker Endoscopy from our previous distribution network. The decrease from the distribution of general orthopedic allografts was primarily due to our transition of the distribution of these allografts to MSD and Exactech from our previous distribution network. Unit volume distributions of our sports medicine line of products increased 9.0% in 2003 compared to 2002. Unit volume distributions of general orthopedic products remained constant in 2003, as compared to 2002 levels, as we focused more of our attention on spine and sports medicine products during the year. The lower net revenues from distributions for both our sports medicine and general orthopedic product lines were offset by lower commission expense in 2003. Under our new distribution agreements with Exactech and Stryker, we do not pay commissions, but instead they pay us license and service fees based on a percent of the average net distribution fee for the products they distribute. Other revenues, which consist of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, grant revenues, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $695,000 to $2.2 million for the year ended December 31, 2003 compared to $1.5 million for the year ended December 31, 2002. During the three months ended December 31, 2003, we experienced a decrease in our net revenues as a result of our largest distributor executing programs to reduce its levels of inventory.

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

Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses decreased by $6.1 million, or 21.0%, to $23.1 million for the year ended December 31, 2003 from $29.2 million for the year ended December 31, 2002. This decrease was primarily due to $2.6 million of one-time charges and restructuring expenses recognized in 2002 and a decrease in commission expense of $5.5 million for the year ended December 31, 2003 as a result of a change in our distribution structure. Under our new distribution agreements with Exactech and Stryker, we do not pay commissions, but instead they pay us license and service fees based on a percent of the average net distribution fee for the products they distribute.

Research and Development Expenses.    Research and development expenses increased by $392,000, or 15.9%, to $2.9 million for the year ended December 31, 2003 from $2.5 million for the year ended December 31, 2002. As a percentage of net revenues, research and development expenses increased from 3.6% for the year ended December 31, 2002 to 3.8% for the year ended December 31, 2003. The increase was the result of our commitment to increase funding of research and development to expand new product development efforts.

Asset Abandonments.    We recognized a loss on asset abandonments of $169,000 during the year ended December 31, 2003. The assets abandoned consisted of a software project of $111,000, and loss on the sale of our former administrative and manufacturing buildings of $58,000.

Other Expense and Income- Net.    Other expense, net for the year ended December 31, 2003 was $746,000 compared to $2.6 million for the year ended December 31, 2002. This decrease in net expense was the result of a derivative gain of $443,000 for the year ended December 31, 2003 compared to a derivative loss of $2.3 million for the year ended December 31, 2002. The gain on the derivative position was due to the change in fair value of an interest rate swap that we entered into to hedge our previously existing credit facilities.

Income Taxes.    Income tax benefit for the year ended December 31, 2003 was $483,000, compared to $3.0 million for the year ended December 31, 2002. As a percentage of income (loss) before income taxes, the benefit was 8.2% for the year ended December 31, 2003 compared to 18.3% for the year ended December 31, 2002. The percentage for the year ended December 31, 2003 was lower than the statutory rate due to the reversal of valuation allowances, of $2.7 million, previously recorded against our future realization of certain deferred tax assets. With our continued profitability, a determination was made at the end of 2003 that it is now more likely than not that the deferred tax assets associated with the valuation allowance will be realized. This determination resulted in the reversal of the valuation allowances.

Liquidity and Capital Resources

Certain Commitments.

On February 20, 2004, we entered into a new long-term financing agreement with a major financial institution. The new agreement consists of a $9.0 million five-year term loan and a $16.0 million revolving line of credit. The $9.0 million term loan calls for monthly principal payments of $125. Interest on the new loan agreement is paid monthly at LIBOR plus 4.25% (6.67% at December 31, 2004). Under the $16.0 million revolving line of credit, we can borrow up to the maximum eligible amount, based on certain outstanding receivables and inventories, of which $10,676 is available at December 31, 2004. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at December 31, 2004. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and certain property and equipment.

The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, estimated future expenditures and other purchase obligations as of December 31, 2004.

	Contractual Payments Due by Period
	Total	2005	2006	2007	2008	After 2008
	(In thousands)
Debt(1)	$7,895	$1,500	$1,520	$1,500	$1,500	$1,875
Capital lease obligations(2)	2,264	740	794	705	24	1
Operating lease payments(3)	1,184	460	372	155	147	50
Estimated future expenditures	—	—	—	—	—	—
Other purchase obligations(4)	510	510	—	—	—	—

Total	$11,853	$3,210	$2,686	$2,360	$1,671	$1,926

(1)	These amounts are included on our Consolidated Balance Sheets.
(2)	The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets. See Note 10 of the Consolidated Financial Statements for additional information about our capital lease obligations.
(3)	Our operating lease obligations are described in Note 17 of the Notes to the Consolidated Financial Statements.
(4)	Our other purchase obligations consisted of our issued and outstanding purchase orders as of December 31, 2004.

Effective November 1, 2004, we entered into an amended lease agreement for certain equipment. The amended lease revises the terms of the previous lease agreement, including monthly payments, lease term and end of term provisions. The amended lease calls for monthly principal and interest payments of $70,000. The term is for 36 months, beginning November 1, 2004, and contains a bargain purchase option at the end of the lease term. As a result of the lease amendment, we recorded additional capital lease obligations of $1,583,000.

Cash Flows.

Our net cash used in operating activities was $2.9 million and $1.9 million for the years ended December 31, 2004 and 2003, respectively, an increase of $971,000. During the year ended December 31, 2004, cash was provided by net income of $6.2 and a decrease in other assets of $1.3 million, and primary uses of cash were a reduction in accounts payable of $12.0 million, which included a $10.2 million payment to Medtronic Sofamor Danek for management service fee obligations which were recognized under the terms of the prior distribution agreement, an increase in accounts receivable of $3.2 million, a decrease in accrued expenses of $1.2 million and a $1.6 million decrease in deferred revenue, resulting from a refund of deposits to MSD under the amended distribution agreement. Significant non-cash adjustments to operating activities for the year ended December 31, 2004 included depreciation and amortization expense of $4.4 million, provision for inventory write-downs of $1.2 million and a deferred income tax provision of $2.9 million primarily reflecting the utilization of income tax carryforwards. Our accounts receivable days sales outstanding were 38 for the year ended December 31, 2004 and 29 at year ended December 31, 2003. The increase reflects a higher accounts receivable balance due primarily to timing of distributions and not a deterioration of credit quality. Our inventory days outstanding were 262 for the year ended December 31, 2004, compared to 289 for year ended December 31, 2003. The reduced inventory days were the result of maintaining inventories at similar levels to the end of 2003 while increasing revenues.

Our cash used in investing activities was $2.8 million for the year ended December 31, 2004 compared to net cash provided by investing activities of $1.4 million for the year ended December 31, 2003. Our investing activities in 2004 consisted of purchases of property, plant, and equipment.

Our net cash provided by financing activities was $7.1 million for the year ended December 31, 2004 compared to $783,000 for the year ended December 31, 2003. During the year ended December 31, 2004, we entered into a new $9.0 million long-term financing arrangement with a major financial institution. As a result of the new arrangement, our previously outstanding term loan was fully repaid and terminated; therefore, the previously restricted deposits no longer serve as collateral under the agreement. In conjunction with this agreement, we also terminated the swap agreement by paying off the fair value of the swap, or $1.6 million. Cash provided by financing activities for the year ended December 31, 2004 consisted of a $14.8 million decrease in restricted deposits, proceeds of $9.0 million from issuance of our new term loan, and proceeds from exercise of stock options of $552,000. Cash used in financing activities for the year ended December 31, 2004 consisted of the repayment of our previous term loan of $12.1 million, a $1.6 million payment made to terminate a swap agreement, $852,000 associated with debt issuance costs, and payments on capital lease and note obligations of $2.7 million.

As of December 31, 2004, we had $11.5 million of cash and cash equivalents. As of March 4, 2005, our cash and cash equivalents were $5.3 million. We believe that our working capital as of December 31, 2004, together with working capital we anticipate generating during 2005, will be adequate to fund our operations and other expected needs for at least the next 12 months.

As of December 31, 2004, we had federal and state net operating loss carryforwards (net of tax) of $3.3 million and research and development tax credit carryforwards of $1.4 million. We anticipate a portion of these amounts will be utilized to offset our tax liability in 2005, with any remainder used in ensuing years. When these carryforwards are fully utilized, they will increase our cash flows by $4.7 million due to the reduction in taxes payable.

Impact of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and processing tools and supplies. We do not believe that the relatively low rates of inflation experienced in the United States since the time we began operations have had any material effect on our business.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2005. However, we cannot assure that interest rates will not significantly change in 2005. We do not enter into derivatives or other financial instruments for trading or speculative purposes. A 1.0% increase in interest rates would not have a material effect on our results of operations.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data required in this item are set forth at the pages indicated in Item 15(a)(1).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES.

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section appears on page 31. This section should be read in conjunction with the certifications and the Deloitte & Touche LLP report for a more complete understanding of the topics presented.

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

Management’s Report on Effectiveness of Internal Controls

The management of Regeneration Technologies, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company’s management carried out its evaluation.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 31.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Regeneration Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Effectiveness of Internal Controls, that Regeneration Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

March 16, 2005

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption “Directors and Executive Officers” in our definitive proxy statement to be used in connection with our 2005 Annual Meeting of Stockholders is incorporated by reference. Information relating to our Code of Ethics that applies to our senior financial professionals is included on page 2 of this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive Compensation” in our definitive proxy statement to be used in connection with our 2005 Annual Meeting of Stockholders is incorporated by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption “Beneficial Ownership of Common Stock by Certain Stockholders and Management” in our definitive proxy statement to be used in connection with our 2005 Annual Meeting of Stockholders is incorporated by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be used in connection with our 2005 Annual Meeting of Stockholders is incorporated by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information set forth under the caption “Audit Matters—Audit Fees” in our definitive proxy statement to be used in connection with our 2005 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements:

See “Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule” on page 35, the Independent Registered Public Accounting Firm’s Report on page 36 and the Consolidated Financial Statements on pages 37 to 57, all of which are incorporated herein by reference.

(2) Financial	Statement Schedule:

The following consolidated financial statement schedule is filed as part of this Report:

Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.

(3) Exhibits:

The following exhibits are filed as part of this report or incorporated herein by reference.

2.1	Asset Purchase Agreement by and among University of Alabama Health Services Foundation, P.C., Alabama Tissue Center, Inc. and Regeneration Technologies, Inc., dated April 27, 2000. [1]†

3.1	Certificate of Incorporation of Regeneration Technologies, Inc.[1]

3.2	Bylaws.[1]

3.3	Certificate of Designation of Rights and Preferences of Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock of Regeneration Technologies, Inc.[1]

4.1	Amended and Restated Registration Rights Agreement dated as of October 11, 1999, by and among Regeneration Technologies, Inc., the investors set forth on Exhibit A to the Class C Preferred Stock and Warrant Purchase Agreement dated as of October 11, 1999 and the Stockholders listed on Exhibits A and B thereto.[1]

4.2	Stockholder’s Agreement dated as of October 11, 1999, by and among Regeneration Technologies, Inc., the investors set forth on Exhibit A to the Class C Preferred Stock and Warrant Purchase Agreement dated as of October 11, 1999 and the Stockholders listed on Exhibits A, B and C thereto.[1]

4.3	Specimen Stock Certificate.[1]

4.4	Purchase Agreement, dated November 26, 2002, among the Regeneration Technologies, Inc. and the Investors listed on the signature page thereto. [5]

4.5	Registration Rights Agreement, dated November 26, 2002, among Regeneration Technologies, Inc. and the Investors listed on the signature page thereto.[5]

10.1	Program Transfer Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1]†

10.2	Tissue Recovery Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1]†

10.3	Exclusive Distributorship Agreement between Regeneration Technologies, Inc. and C.R. Bard, Inc., dated June 6, 1998.[1]†

10.4	Exclusive License Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc. and Exactech, Inc., dated April 22, 1997, as amended.[1]†

10.5	Master Lease Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc., and American Equipment Leasing, dated January 23, 1998.[1]

10.6	Purchase Contract between Regeneration Technologies, Inc. and Echelon International Corp., dated January 31, 2000, as amended.[1]

10.7	Lease between Echelon International Corp. and Regeneration Technologies, Inc., dated February 4, 2000.[1]

10.8	Lease between Regeneration Technologies, Inc. and First Street Group L.C., dated June 14, 1999.[1]

10.9	Omnibus Stock Option Plan.[1]

10.10	Year 2000 Compensation Plan.[1]

10.11	Form of Indemnification Agreement between Regeneration Technologies, Inc. and its directors and executive officers.[1]

10.12	Employment Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated November 30, 2001.[2]

10.13	Employment Agreement between Regeneration Technologies, Inc. and Thomas F. Rose, dated May 1, 2002.[7]

10.14	Incentive Stock Option Grant Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated December 3, 2001.[2]

10.15	Separation Agreement and Release between Regeneration Technologies, Inc. and Jamie M. Grooms, dated June 17, 2002.[3]

10.16	$25,000,000 Loan Agreement, dated as of February 20, 2004, by and among Regeneration Technologies, Inc. and certain of its subsidiaries and Merrill Lynch Business Financial Services, Inc.[7]

10.17	Employment Agreement between Regeneration Technologies, Inc. and Roger W. Rose, dated October 21, 2002.[8]

10.18	First Amended Exclusive Distribution and License Agreement, effective as of April 15, 2004, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.[9]†

10.19	Regeneration Technologies, Inc. 2004 Equity Incentive Plan.

10.20	Form of Nonqualified Stock Option Grant Agreement.

10.21	Form of Incentive Stock Option Grant Agreement.

21	Subsidiaries of the Registrant.[2]

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas F. Rose, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Regeneration Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

32.2	Certification of Thomas F. Rose, Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Regeneration Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

[1]	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-35756).
[2]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
[3]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
[4]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
[5]	Incorporated by reference to our Current Report on Form 8-K filed on December 2, 2002.
[6]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
[7]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
[8]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
[9]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
†	Confidentiality requested, confidential portions have been omitted and filed separately with the Commission, as required by Rule 406(B) of the Securities Act of 1933.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Regeneration Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets—December 31, 2004 and 2003	39
Consolidated Statements of Operations and Comprehensive Income (Loss)—Years Ended December 31, 2004, 2003 and 2002	40
Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2004, 2003 and 2002	41
Consolidated Statements of Cash Flows—Years Ended December 31, 2004, 2003 and 2002	42
Notes to Consolidated Financial Statements—Years Ended December 31, 2004, 2003 and 2002	43 to 59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Regeneration Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Regeneration Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Regeneration Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

March 16, 2005

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2004	2003

Assets
Current Assets:
Cash and cash equivalents	$11,484	$10,051
Restricted deposits	—	14,757
Accounts receivable—less allowances of $1,037 in 2004 and $4,456 in 2003	9,544	5,942
Inventories	40,431	41,655
Prepaid and other current assets	1,420	877
Deferred tax assets—current	6,235	5,737

Total current assets	69,114	79,019
Property, plant and equipment—net	44,424	43,689
Deferred tax assets	—	1,966
Goodwill	2,863	2,863
Other assets—net	8,329	8,816

Total assets	$124,730	$136,353

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,797	$18,856
Accrued expenses	4,685	5,928
Current portion of deferred revenue	200	364
Note payable	—	12,068
Current portion of long-term debt	2,240	1,607

Total current liabilities	14,922	38,823
Long-term debt—less current portion	7,919	621
Derivative liabilities	—	1,552
Deferred tax liabilities	1,171	—
Deferred revenue	1,116	2,960

Total liabilities	25,128	43,956

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 26,648,187 and 26,517,865 shares issued and outstanding, respectively	27	26
Additional paid-in capital	102,847	102,018
Accumulated deficit	(3,222)	(9,377)
Deferred compensation	(36)	(256)
Less treasury stock, 133,296 shares	(14)	(14)

Total stockholders’ equity	99,602	92,397

Total liabilities and stockholders’ equity	$124,730	$136,353

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Fees from tissue distribution	$89,850	$73,299	$116,974
Other revenues	2,853	2,211	1,516

Total revenues	92,703	75,510	118,490
Management services fees	—	—	49,430

Net revenues	92,703	75,510	69,060
Costs of processing and distribution	55,526	42,766	44,879

Gross profit	37,177	32,744	24,181

Expenses:
Marketing, general and administrative	23,224	23,104	29,236
Research and development	3,838	2,852	2,460
Litigation settlement	—	—	2,000
Asset abandonments	136	169	3,098
Restructuring	—	—	1,352

Total expenses	27,198	26,125	38,146

Operating income (loss)	9,979	6,619	(13,965)

Other (expense) income:
Interest expense	(967)	(981)	(2,758)
Interest income	96	235	186

Total other expense—net	(871)	(746)	(2,572)

Income (loss) before income tax (expense) benefit	9,108	5,873	(16,537)
Income tax (expense) benefit	(2,953)	483	3,032

Net income (loss)	6,155	6,356	(13,505)
Other comprehensive income (loss), net of tax:
Unrealized derivative income	—	—	443

Comprehensive income (loss)	$6,155	$6,356	$(13,062)

Net income (loss) per common share—basic	$0.23	$0.24	$(0.60)

Net income (loss) per common share—diluted	$0.23	$0.24	$(0.60)

Weighted average shares outstanding—basic	26,593,030	26,365,348	22,434,436

Weighted average shares outstanding—diluted	27,063,283	26,999,175	22,434,436

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total
Balance, January 1, 2002	$22	$72,166	$(2,228)	$(443)	$(1,719)	$(14)	$67,784
Issuance of common stock	4	27,546	—	—	—	—	27,550
Stock issuance costs	—	(1,867)	—	—	—	—	(1,867)
Issuance of common stock options	—	51	—	—	(51)	—	—
Exercise of common stock options	—	710	—	—	—	—	710
Vested deferred compensation	—	(12)	—	—	878	—	866
Income tax benefit of nonqualified stock option exercises	—	641	—	—	—	—	641
Accumulated other comprehensive income	—	—	—	443	—	—	443
Net loss	—	—	(13,505)	—	—	—	(13,505)

Balance, December 31, 2002	26	99,235	(15,733)	—	(892)	(14)	82,622
Stock issuance costs	—	(29)	—	—	—	—	(29)
Exercise of common stock options	—	1,979	—	—	—	—	1,979
Vested deferred compensation	—	(396)	—	—	636	—	240
Income tax benefit of nonqualified stock option exercises	—	1,229	—	—	—	—	1,229
Net income	—	—	6,356	—	—	—	6,356

Balance, December 31, 2003	26	102,018	(9,377)	—	(256)	(14)	92,397
Exercise of common stock options	1	551	—	—	—	—	552
Vested deferred compensation	—	(23)	—	—	220	—	197
Income tax benefit of nonqualified stock option exercises	—	301	—	—	—	—	301
Net income	—	—	6,155	—	—	—	6,155

Balance, December 31, 2004	$27	$102,847	$(3,222)	$—	$(36)	$(14)	$99,602

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$6,155	$6,356	$(13,505)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	4,422	4,782	3,226
(Reduction of) provision for bad debts	(405)	182	(652)
Provision for inventory writedowns	1,165	1,299	4,021
Provision for (reduction of) product returns	15	(225)	(236)
Amortization of deferred revenue	(365)	(369)	(339)
Deferred income tax expense (benefit)	2,940	(551)	69
Deferred stock-based compensation and nonqualified option expense	197	240	866
Derivative loss (gain)	61	(444)	2,029
Litigation settlement	—	—	2,000
Loss on asset abandonments	136	169	2,680
Write-off of capitalized patent and trademark expenses	—	—	418
Changes in assets and liabilities:
Accounts receivable	(3,212)	8,183	8,501
Inventories	60	(14,328)	(3,365)
Income taxes receivable	26	1,475	1,406
Prepaid and other current assets	(569)	737	(531)
Other assets	1,319	(445)	(2,383)
Accounts payable	(11,928)	(7,670)	4,488
Accrued expenses	(1,243)	(1,289)	(2,227)
Deferred revenue	(1,643)	—	—

Net cash (used in) provided by operating activities	(2,869)	(1,898)	6,466

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,821)	(1,427)	(15,658)
Additional cash paid for purchases of assets	—	(250)	—
Proceeds from sale of property, plant and equipment	—	3,032	—

Net cash (used in) provided by investing activities	(2,821)	1,355	(15,658)

Cash flows from financing activities:
Proceeds from stock offering	—	—	27,550
Stock issuance costs	—	(29)	(1,867)
Proceeds from exercise of stock options	552	1,979	710
Payment made to terminate swap agreement	(1,613)	—	(260)
Payments on term loan and capital lease obligations	(2,653)	(1,888)	(17,224)
Payment on note payable	(12,068)	(3,032)	—
Proceeds from issuance of term loan	9,000	—	15,100
Debt issuance costs	(852)	—	—
Restricted deposits	—	—	(18,510)
Decrease in restricted deposits	14,757	3,753	—

Net cash provided by financing activities	7,123	783	5,499

Net increase (decrease) in cash and cash equivalents	1,433	240	(3,693)
Cash and cash equivalents, beginning of year	10,051	9,811	13,504

Cash and cash equivalents, end of year	$11,484	$10,051	$9,811

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

(In thousands, except share and per share data)

1.    Business

Regeneration Technologies, Inc. (“RTI”), and its subsidiaries (collectively, the “Company”) process human tissue received from various tissue recovery agencies. The processing transforms the tissue into either conventional or precision tooled allografts, some of which are patented. These allografts are distributed domestically and internationally, for use in musculoskeletal and cardiovascular reconstruction and fracture repair. The processed tissue includes cortical dowels, cervical implants, cortical bone interference screws, bone paste grafts and cardiovascular tissue of heart valves, veins, and arteries.

2.    Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of RTI and its wholly owned subsidiaries, Alabama Tissue Center, Biological Recovery Group (inactive), and RTI Services, Inc. The consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Deposits—At December 31, 2003, the Company had $14,757 on deposit with a commercial bank in satisfaction of a collateral requirement contained in a credit agreement, which was fully repaid and terminated on February 20, 2004. At December 31, 2004, the Company no longer has any restricted deposits.

Inventories—Implantable donor tissue inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Inventory writedowns are recorded for unprocessed donor tissue based on the estimated amount of inventory that will not pass the quality control process based on historical data, and the amount of inventory that is not readily distributable, unusable or slow moving. In addition, provisions for inventory writedowns are estimated for tissue in process inventory that is not readily distributable or unusable. Any implantable donor tissue deemed to be obsolete are included in the writedown at the time the determination is made.

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

Debt Issuance Costs—Debt issuance costs include costs incurred to obtain financing. Upon funding of debt offerings, deferred financing costs are capitalized as debt issuance costs and are amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt. At December 31, 2004, debt issuance costs were $852 net of accumulated amortization of $139, which are included in other assets—net in the accompanying consolidated balance sheets.

Investment in Organ Recovery System, Inc.—The Company accounts for its investment in preferred shares of stock issued by Organ Recovery Systems, Inc. (“ORS”) under the cost method as the Company does not exert control over ORS. Management monitors the performance of ORS and evaluates the assumptions and methods used to assess the fair value of its investment in ORS at each reporting period. Additionally, during 2004 management obtained an independent third party appraisal of its investment in ORS, which concluded that at December 31, 2004, the cost of this investment approximated fair value.

Research and Development Costs—Research and development costs, including the cost of research and development conducted for others and the cost of contracted research and development, are expensed as incurred. Research and development costs for the years ended December 31, 2004, 2003 and 2002 were $3,838, $2,852 and $2,460, respectively.

Revenue Recognition—Revenue is recognized at the time the Company ships the processed tissue for implant or upon receipt by the customer in accordance with the Company’s distribution agreements. Revenue for consignment inventory is recognized when the tissue is transferred from the Company’s consignment inventory locations for implant. Effective November 1, 2002, revenues no longer reflect a management service fee as these fees are no longer included in the Company’s distribution agreements. However, 2002 revenues will still be reported gross of any management services fees the Company incurred related to the distribution of its products designated for spinal vertebrae repair through its distribution agreement with Medtronic Sofamor Danek (“MSD”). Other revenues are recognized when all significant contractual obligations have been satisfied.

The Company permits returns of tissue in accordance with the terms of contractual agreements with customers if the tissue is returned in a timely manner, in unopened packaging and from the normal channels of distribution. Allowances for returns are provided based upon analysis of the Company’s historical patterns of returns matched against the revenues from which they originated.

A $4,500 nonrefundable, up-front fee received from MSD in the period ended December 31, 1998 was deferred and is being recognized as revenue on a straight-line basis over the 12 year life (originally 20 year life) of the exclusive management services agreement with MSD. During the year ended December 31, 2004, the Company paid $2,129 to MSD, which included a refund of $1,643 of the upfront fees received in 1998, as under the amended distribution agreement which now allows the Company to distribute spinal allografts worldwide, except in the United States, Canada, and Puerto Rico. The remaining amount of deferred revenues continues to be amortized over the remaining term of the amended agreement. This revenue is recorded in other revenues, which is shown in the consolidated statements of operations.

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

Stock-Based Compensation Plans—The Company accounts for stock-based compensation under the intrinsic value method as permitted by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has disclosed pro forma net income and earnings per share amounts using the fair value based method, as required by Statement of Financial Accounting Standard (‘SFAS”) No. 123, Accounting for Stock Based Compensation.

Had compensation cost for grants after March 31, 2000 been determined on the basis of fair value pursuant to SFAS No. 123, net income (loss) and net income (loss) per common share would have been affected as follows for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
	2004	2003	2002
Net income (loss):
As reported	$6,155	$6,356	$(13,505)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	24	46	78
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,574)	(1,747)	(1,681)

Pro forma net income (loss)	$4,605	$4,655	$(15,108)

Net income (loss) per common share:
Basic, as reported	$0.23	$0.24	$(0.60)
Basic, pro forma	$0.17	$0.18	$(0.67)
Diluted, as reported	$0.23	$0.24	$(0.60)
Diluted, pro forma	$0.17	$0.17	$(0.67)

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings. A reconciliation of the number of common shares used in the calculation of basic and diluted EPS is presented below:

	Year Ended December 31,
	2004	2003	2002
Basic shares	26,593,030	26,365,348	22,434,436
Effect of dilutive securities:
Stock options	470,253	633,827	—

Diluted shares	27,063,283	26,999,175	22,434,436

Options to purchase 3,095,039 and 3,137,157 shares of common stock at prices ranging from $1.30 to $14.95 per share were outstanding as of December 31, 2004 and 2003, respectively. Options to purchase 3,495,881 shares of common stock at prices ranging from $1.30 and $14.95 per share were outstanding as of December 31, 2002, but were not included in the computation of diluted EPS for the year ended December 31, 2002 because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported. For the years ended December 31, 2004, 2003, and 2002, approximately 1,575,000, 1,523,000 and 2,535,000, respectively, of issued stock options were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

Impairment of Long-Lived Assets—Periodically, the Company evaluates the recoverability of the net carrying amount of its property, plant and equipment and its intangible assets by comparing the carrying amounts to the estimated future undiscounted cash flows generated by those assets. If the sum of the estimated future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount.

In the event that facts and circumstances indicate that the cost of long-lived assets, primarily property plant and equipment and certain identifiable intangible assets may be impaired, the Company performs a recoverability evaluation. If an evaluation is required, the undiscounted estimated future cash flows associated with the assets are compared to the assets’ carrying amount to determine whether a write-down to fair value is required.

Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments—The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The fair value of the long-term debt obligations approximates the carrying value based on its variable interest rate component. The fair value of capital lease obligations approximates the carrying value, based on current market prices.

Financial Instruments—The Company has used derivative financial instruments in the management of its interest rate exposure. The Company records all derivatives on the balance sheet at fair value. Changes in the derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (“OCI”) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings as interest expense. The Company does not use derivative financial instruments for trading or speculative purposes.

New Accounting Standards—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payments, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, which is the effective date of this standard, and unvested portions of previously issued and outstanding awards. The Company is currently evaluating the impact of adopting this statement.

In November 2004, the FASB issued SFAS 151, Inventory Costs – an amendment to ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated results of operations or financial position.

Reclassifications—Certain amounts in the 2003 and 2002 consolidated financial statements, as previously reported, have been reclassified to conform to the 2004 presentation.

3.    Stock Based Compensation

2004 Stock Option Plan—In 2004, the Company adopted a stock option plan (the “2004 Plan”) which provides for the grant of incentive and nonqualified stock options to key employees, including officers and directors of the Company, and consultants and advisors. The option price per share may not be less than 100% of the fair market value of such shares on the date such option is granted. The 2004 Plan allows for up to 2,000,000 shares of common stock to be issued with respect to awards granted. Awards or shares which are forfeited, surrendered or otherwise terminated are available for further awards; provided, however, that any such shares that are surrendered in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Code Section 422. No options have been granted under the 2004 Plan.

1998 Stock Option Plan—In July 1998, the Company adopted a stock option plan (the “Plan”) which provides for the grant of incentive and nonqualified stock options to key employees, including officers and directors of the Company, and consultants and advisors. The option price per share may not be less than 100% of the fair market value of such shares on the date such option is granted. The Plan allows for up to 4,406,400 shares of common stock to be issued with respect to awards granted. Awards or shares which are forfeited, surrendered or otherwise terminated are available for further awards; provided, however, that any such shares that are surrendered in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Code Section 422.

Stock option activity is summarized as follows for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1,	3,137,157	$7.75	3,495,881	$7.60	3,350,541	$8.51
Granted	423,000	9.75	416,500	10.34	1,245,000	5.22
Exercised	(129,142)	4.10	(303,815)	6.62	(351,924)	2.03
Canceled	(335,976)	10.22	(471,409)	9.58	(747,736)	10.34

Outstanding at December 31,	3,095,039	$7.91	3,137,157	$7.75	3,495,881	$7.60

Exercisable at December 31,	1,447,221	$7.58	1,087,755	$7.31	831,696	$7.56

Available for grant at December 31,	285,060		372,084		317,127

Outstanding options under the Plan vest over a three to five year period. Options expire ten years from the date of grant.

Stock options outstanding and exercisable at December 31, 2004 are summarized as follows:

	Options Outstanding			Options Outstanding and Currently Exercisable
Range of Exercise Prices:	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$1.30 to $3.80	278,431	4.60	$2.90	278,431	$2.90
$4.80 to $5.65	946,000	7.39	4.81	394,000	4.81
$7.56 to $7.97	120,000	7.69	7.79	56,000	7.86
$8.02 to $8.70	117,840	7.65	8.62	45,680	8.65
$9.01 to $9.95	417,600	8.26	9.42	98,132	9.51
$10.00 to $10.81	900,000	7.74	10.10	359,800	10.13
$11.04 to $11.90	25,880	6.30	11.52	20,008	11.59
$12.00 to $12.88	51,045	6.11	12.10	31,933	12.13
$13.15 to $13.99	204,778	6.26	13.45	135,711	13.52
$14.00 to $14.95	33,465	5.89	14.57	27,526	14.52

$1.30 to $14.95	3,095,039	7.26	$7.91	1,447,221	$7.58

The Company applies APB Opinion No. 25 in accounting for its stock options. No compensation expense has been recognized for options granted to employees after March 31, 2000 because the exercise price equaled the fair market value on the date of the grant. In accordance with APB Opinion No. 25, the Company has $16 of deferred compensation costs remaining to be amortized at December 31, 2004, related to the issuance of non-qualified stock options.

The Company recorded deferred compensation expense for options granted during the period October 1, 1999 through March 31, 2000. The total compensation cost related to these options of $2,499, net of subsequent cancellations, is being amortized over the life of the option grants, or 5 years. At December 31, 2004, $20 of this cost remained to be amortized through 2005.

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

The fair value of each grant subsequent to October 31, 1999 was estimated using the Black-Scholes Option Pricing model with the following weighted-average assumptions used:

	Year Ended December 31,
	2004	2003	2002
Expected life (years)	4.43	4.53	4.94
Risk free interest rate	4.25%	4.25%	4.25%
Volatility factor	52.87%	60.63%	92.10%
Dividend yield	—	—	—

Stock Awards—The Company awarded 3,699,130 shares of common stock to various key employees at the beginning of the Company’s operations in 1998. These shares of common stock, which were valued at $0.18 per share, vested over a five-year period through August 2002. At the date of issuance, $655 in deferred compensation was recorded by the Company. Compensation expense of approximately $86 was recognized for stock awards for the year ended December 31, 2002.

4.    Goodwill and Other Intangible Assets

The Company accounts for it’s goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and other intangible assets determined to have an indefinite useful life to be assessed at least annually for impairment. Amortization of indefinite-lived intangible assets, including goodwill, ceased upon adoption of this statement in June 2001. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. Upon adoption, the Company performed the transitional impairment test and determined that no impairment of goodwill existed. The Company has one reporting unit, and therefore, utilized the fair value of its common stock for estimating the fair value of its reporting unit. The Company performs an annual impairment test for goodwill during the fourth quarter of each fiscal year unless indicators of impairment are present and require more frequent testing.

The carrying value of goodwill, net of accumulated amortization, increased by $250 during the year ended December 31, 2003. The increase was a result of a contingent payment made in connection with the Company’s purchase of certain assets of Alabama Tissue Center (“ATC”), originally consummated in August 2000. Under the purchase agreement, if the business the Company acquired achieved a specified operating income within a defined period of time, an additional purchase price of $250 was required to be paid. As a result of the milestone being achieved, the Company paid $250 which has been recorded as additional goodwill. The carrying value of goodwill was $2,863 at December 31, 2004 and 2003.

The Company’s intangible assets are recorded as a component of noncurrent other assets – net in the accompanying consolidated balance sheets.

5.    Inventories

Inventories by stage of completion are as follows:

	December 31,
	2004	2003
Unprocessed donor tissue	$5,114	$6,246
Tissue in process	22,433	20,065
Implantable donor tissue	11,801	14,176
Supplies	1,083	1,168

	$40,431	$41,655

6.    Property, Plant and Equipment

Property, plant and equipment are as follows:

	December 31,
	2004	2003
Land	$625	$625
Buildings and improvements	35,690	35,622
Construction in process	903	—
Processing equipment	9,625	8,235
Leasehold improvements	834	816
Office equipment, furniture and fixtures	774	773
Computer hardware and software	3,314	3,152
Equipment under capital leases	7,533	6,322

	59,298	55,545
Less accumulated depreciation and amortization	(14,874)	(11,856)

	$44,424	$43,689

The Company capitalizes interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets once they are placed in service. Total interest costs, including interest on capital leases, derivative investments and amortization of debt issuance costs for the years ended December 31, 2004, 2003 and 2002 were $967, $981 and $2,066, and of that $1,597 was capitalized to construction in process in 2002. No interest was capitalized during 2004 or 2003. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $4,402, $4,752 and $3,191, respectively.

7.    Other Assets

Other assets are as follows:

	December 31,
	2004	2003
Patents and trademarks	$1,754	$1,362
Acquired exclusivity rights	486	—
Deposits	179	2,339
Investment in Organ Recovery Systems, Inc.	5,250	5,250
Debt issuance costs	852	—
Other	—	25

	8,521	8,976
Less accumulated amortization	(192)	(160)

	$8,329	$8,816

Patents and trademarks are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful life. Patents and trademarks are recorded net of accumulated amortization of $53 and $160 at December 31, 2004 and 2003, respectively. Debt issuance costs are amortized on the straight-line method to interest expense over the term of the associated debt instrument, which is five years. The straight-line method approximates the effective interest method. For the year ended December 31, 2004, the Company recognized interest expense of $139 associated with the amortization of its debt issuance costs.

During the year ended December 31, 2004, the Company and MSD entered into an amended distribution agreement which now allows the Company to distribute spinal allografts worldwide, except in the United States, Canada and Puerto Rico. As a result of the Company’s ability to now distribute spinal allografts worldwide, $2,129 was paid to MSD for such rights. As a result of this payment, $486 has been set up as an intangible asset and is being amortized over the approximate 10 years remaining term of the amended agreement. This intangible asset relates to the reacquired international spinal distribution rights.

Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $21, $29 and $54, respectively. Management estimates amortization expense of $25 per year for the next five years.

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

9.    Note Payable

Note payable is as follows at December 31:

	December 31,
	2004	2003
Term loan	$—	$12,068

On February 20, 2004 the Company repaid the outstanding balance on the term loan with proceeds from a new long-term financing agreement and terminated the previous term loan. Restricted deposits were applied to the outstanding loan balance and the remaining amount of the restricted deposits, or $1,076, became unrestricted cash as under the new financing agreement, cash no longer serves as collateral.

10.    Long-Term Obligations

Long-term obligations are as follows:

	December 31,
	2004	2003
Term loan	$7,895	$—
Capital leases	2,264	2,228

	10,159	2,228
Less current portion	(2,240)	(1,607)

Long-term portion	$7,919	$621

On February 20, 2004, the Company entered into a new long-term financing agreement with a major financial institution. The new agreement consists of a $9,000 five-year term loan and a five-year $16,000 revolving line of credit. The $9,000 term loan calls for monthly principal payments of $125. Interest on the new loan agreement is paid monthly at LIBOR plus 4.25% (6.67% at December 31, 2004). Under the $16,000 revolving line of credit, the Company can borrow up to the maximum eligible amount, based on certain outstanding receivables and inventories, of which $10,676 is available at December 31, 2004. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at December 31, 2004. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and certain property and equipment.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must maintain certain financial covenant ratios, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement. The Company is in compliance with the financial covenant ratios at December 31, 2004.

Effective November 1, 2004, the Company entered into an amended lease agreement for certain equipment. The amended lease revises the terms of the previous lease agreement, including monthly payments, lease term and end of term provisions. The amended lease calls for monthly principal and interest payments of $70. The term is for 36 months, beginning November 1, 2004, and contains a bargain purchase option at the end of the lease term. As a result of the lease amendment, the Company recorded additional capital lease obligations of $1,583.

Contractual maturities of long-term obligations are as follows:

	Term Loan	Capital Leases	Total
2005	$1,500	$740	$2,240
2006	1,520	794	2,314
2007	1,500	705	2,205
2008	1,500	24	1,524
2009	1,500	1	1,501
2010	375	—	375

	$7,895	$2,264	$10,159

The capital leases have interest rates ranging from 5.50% to 10.85%, are collateralized by the related equipment, and are due at various dates through 2009.

11.    Derivatives

The following table summarizes the notional transaction amounts and fair values for outstanding derivatives at December 31, 2003:

	December 31, 2003
	Notional Amount	Fair Value	Maturity
Interest rate swap	$15,383	$(1,552)	2007

On February 20, 2004, the Company terminated the interest rate swap agreement by paying off the fair value of the swap, or $1,613. The net increase in fair value for the derivative liability of the interest rate swap for the period from December 31, 2003 to the termination date was $61.

12.    Income Taxes

Income tax expense (benefit) consisted of the following components:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$14	$68	$(2,724)
State	—	—	(377)

Total current	14	68	(3,101)

Deferred:
Federal	2,647	(496)	61
State	292	(55)	8

Total deferred	2,939	(551)	69

Total income tax expense (benefit)	$2,953	$(483)	$(3,032)

The components of the deferred tax assets and liabilities consisted of the following at December 31:

	2004		2003
	Deferred Income Tax		Deferred Income Tax
	Asset	Liability	Asset	Liability
Current:
Derivative unrealized loss	$—	$—	$586	$—
Allowance for bad debts	390	—	611	—
Inventory reserves	2,244	—	2,165	—
Federal net operating loss	2,679	—	—	—
Accrued reserves	920	—	2,353	—
State taxes	2	—	22	—

Total current	6,235	—	5,737	—

Noncurrent:
Depreciation	—	(4,228)	—	(3,510)
Amortization	—	(781)	—	(782)
Unearned revenue	497	—	1,256	—
Federal net operating loss	—	—	3,282	—
State net operating loss	643	—	801	—
Research and development credit	2,081	—	1,291	—
Accrued reserves	1,123	—	—	—
AMT credit	149	—	128	—
Valuation allowance	(655)	—	(500)	—

Total noncurrent	3,838	(5,009)	6,258	(4,292)

Total	$10,073	$(5,009)	$11,995	$(4,292)

The Company has recorded a valuation allowance to reduce the deferred tax assets reported. Based on the weight of the evidence, management has determined that it is more likely than not that some portion of the deferred tax assets will not be realized based on the nature of the credits claimed for research and development expenditures incurred. During the year ended December 31, 2004, the Company increased its valuation allowance as it has determined that it is more likely than not that $155 of certain deferred tax assets will not be realized, based on the characteristics of the research and development tax credits claimed. As such, valuation allowances not $655 and $500 have been established at December 31, 2004 and 2003, respectively.

The Company recorded a non-cash tax benefit from the exercise of nonqualified stock options as an addition to its deferred income tax assets in the amount of $301 and $1,229 for the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2004, the Company has federal net operating loss carryforwards of $7,879 that will expire in the year 2022, as well as state net operating loss carryforwards of $17,101 that will expire in the years 2021 and 2022.

As of December 31, 2004, the Company has research and development tax credit carryforwards of $2,081 that will expire in years 2018 through 2022, as well as alternative minimum tax credit carryforwards of $149 that are carried forward indefinitely.

The effective tax rate differs from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2004	2003	2002
Statutory federal rate	34.00%	34.00%	(34.00)%
State income taxes—net of federal tax benefit	3.76%	3.76%	(4.72)%
Meals and entertainment	0.59%	0.71%	0.25%
Stock compensation expense	0.19%	0.48%	0.82%
Donated tissue contribution	(0.16)%	(1.48)%	—
Research and development credit	(8.67)%	—	(1.51)%
Miscellaneous	1.01%	0.06%	2.03%
Valuation allowance	1.70%	(45.75)%	18.80%

Effective tax rate	32.42%	(8.22)%	(18.33)%

13.    Restructuring

The Company’s formal restructuring plan announced on April 24, 2002 resulted in the recognition of $890 in restructuring charges from the announcement date through December 31, 2003, including charges for severance benefits, costs of closing its Atlanta processing facility and consulting expenses relating to development of the restructuring plan. The following table presents restructuring charges recognized through December 31, 2003:

	Accruals	Reversals	Non-cash Charges	Total Charges
Employee separation benefits	$710	$209	$—	$501
Lease obligations	80	—	—	80
Consulting	200	—	—	200
Fixed asset write-offs	—	—	69	69
Facility closure	170	130	—	40

	1,160	$339	$69	$890

Cash payments	800
Reversals	360

Balance at December 31, 2003	$—

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

On November 26, 2002, the Company completed a private placement of 3,800,000 shares of common stock for approximately $27,550. Transaction costs totaled $1,867. As part of the private placement transaction, the Company entered into a registration rights agreement with the stockholders who purchased these shares. The registration rights agreement required the shares to be registered for resale and that the registration statement be declared effective by the SEC within a specified amount of time or the Company would have been required to pay liquidated damages to the purchasers. These requirements under the registration rights agreement were met.

15.    Retirement Benefits

The Company has a qualified 401(k) plan available to all employees who meet certain eligibility requirements. The 401(k) plan allows each employee to contribute 20% of the employee’s salary up to the annual maximum allowed under the Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee’s earnings. For the years ended December 31, 2004, 2003 and 2002, the Company’s contributions to the plan were $612, $525, and $445, respectively.

16.    Concentrations of Risk

Distribution—The Company’s principal concentration of risk is related to its limited distribution channels. The Company’s net revenues are primarily related to the distribution efforts of four independent companies with the majority of its net revenues coming from one of the distribution companies, MSD. For years ended December 31, 2004, 2003, and 2002, the amount of net revenues coming from MSD were approximately 65%, 61%, and 55%, respectively.

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

17.    Commitments and Contingencies

New Distribution Agreement with MSD—On April 15, 2004, the Company and MSD entered into a new license and distribution agreement which replaced the existing agreement between the two companies. In conjunction with the new agreement the companies agreed to settle all past contractual disputes regarding the performance of both parties under the prior agreements, which included among other things, responsibilities of the parties relative to consignment inventories and uncollected accounts receivable. During 2004, the Company paid MSD $11,000 of management service fee obligations which were previously recognized under the terms of the prior distribution agreement, and transferred $918 of remaining consignment inventories to MSD. The Company wrote-off $2,278 of uncollectible accounts receivable outstanding under the previous agreements which were fully reserved. The Company also paid MSD $2,129 associated with the new agreement which allows the Company to distribute its spinal allograft products outside of North America. The payment related to amounts paid by MSD to the Company under prior agreements for exclusive worldwide distribution rights. A portion of the payment, or $1,643, was offset against the deferred revenues and the remaining $486 was recorded as an intangible asset, as the total payment exceeded the deferred revenue allocated by the Company to international distribution rights.

Leases—The Company leases various buildings, office equipment and fixtures under non-cancelable operating leases for various periods. The Company also leases various equipment under capital leases that are included in property, plant and equipment in the accompanying consolidated balance sheets.

Future minimum lease commitments under noncancelable leases as of December 31, 2004 are as follows:

	Capital Leases	Operating Leases
2005	$877	$460
2006	874	372
2007	731	155
2008	25	147
2009	1	50

	2,508	$1,184

Less amounts representing interest	(244)

Present value of net minimum lease payments	$2,264

Rent expense for the periods ended December 31, 2004, 2003 and 2002 was $964, $773, and $1,383, respectively, and is included as a component of marketing, general and administrative expenses.

18.    Related Parties

The following is a summary of transactions and balances with a director of National Tissue Banking Network as of and for the year ended December 31:

2002
Payments on leased premises	$147
Payments for Medical Director fees	45

$192

During the years ended December 31, 2004 and 2003, the Company recognized revenues of $6,791 and $4,379, respectively, from distributions to Stryker Endoscopy, a division of Stryker Corporation (Stryker), representing 7.3% and 5.8% of our total net revenues. A member of our board of directors serves as a non-executive officer of Stryker.

19.    Legal Actions

Exactech Litigation

In June 2002, the Company and Exactech, Inc. (“Exactech”) reached an agreement in settlement of the arbitration resulting from the June 22, 1999 complaint filed by Exactech. In connection with the settlement, the Company recognized a charge of $2,000 in 2002, representing damages and legal fees relating to the dispute. Significant terms of the settlement included the following: 1) The payment by the Company to Exactech of $1,500 payable in quarterly cash installments of $250 beginning September 30, 2002 and continuing through December 31, 2003; 2) Exactech will be the exclusive distributor for the Company of produced moldable and flowable paste products for use in non-spinal musculoskeletal system procedures subject to certain limitations with respect to oral maxillofacial products; and 3) The Company will pay Exactech a royalty on the distribution of moldable paste products for use in spinal procedures. Royalty payments totaled $303 and $113 for the years ended December 31, 2004 and 2003, respectively.

Other Litigation

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2004 will have a material adverse impact on its financial position or results of operations.

20.    Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Year Ended December 31,
	2004	2003	2002
Cash paid for interest	$873	$1,438	$2,066
Income taxes payments (refunded)	105	(1,510)	(2,445)
Capital lease obligations	1,583	—	4,649
Issuance of stock options	—	—	48

21.    Segment Data

The Company processes human tissue received from various tissue recovery agencies and distributes the tissue through various channels. This one line of business represents almost 100% of consolidated revenues and is comprised of four primary product lines: spinal, sports medicine, cardiovascular and general orthopedic. Effective November 1, 2002, the Company entered into a new distribution agreement with MSD under which the Company is no longer responsible for the collection of total distribution fees, but instead receives a fee from MSD based on the Company’s average net distribution fee. Therefore, subsequent to November 1, 2002, the Company’s total revenues are the same as its net revenues. The following table presents net revenues from tissue distribution and other non-tissue revenues:

	Year Ended December 31,
	2004	2003	2002
Fees from tissue distribution:
Spinal	$60,611	$46,159	$37,971
Sports medicine	9,002	8,855	10,028
Cardiovascular	7,355	5,141	3,426
General orthopedic	12,882	13,144	16,119
Other non-tissue	2,853	2,211	1,516

Total	$92,703	$75,510	$69,060

The Company distributes its products both within and outside the United States. Foreign distribution, primarily in Europe, accounted for 5.7%, 7.6% and 6.5% of the Company’s net revenues during the years ended December 31, 2004, 2003 and 2002, respectively.

The following table presents total revenues from tissue distribution and for other non-tissue revenues:

	Year Ended December 31,
	2004	2003	2002
Fees from tissue distribution:
Spinal	$60,611	$46,159	$85,153
Sports medicine	9,002	8,855	10,028
Cardiovascular	7,355	5,141	3,426
General orthopedic	12,882	13,144	18,367
Other non-tissue	2,853	2,211	1,516

Total	$92,703	$75,510	$118,490

22.    Quarterly Results of Operations (Unaudited)

The following table sets forth the results of operations for the periods indicated:

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Quarter Ended:
Net revenues	$23,644	$23,084	$22,768	$23,207
Gross profit	8,701	9,699	9,421	9,356
Net income	1,381	1,507	1,653	1,614
Net income per common share:
Basic	$0.05	$0.06	$0.06	$0.06
Diluted	$0.05	$0.06	$0.06	$0.06

During 2004 the Company experienced an increase in revenues in the spinal, sports medicine and cardiovascular segments. Spinal revenues increased as a result of an increase in units distributed to our distributor, MSD, which is attributable to increased demand for these allografts, the revenues from transferring consignment inventories, and new product introductions. In addition, sports medicine revenues increased primarily as the result of a price increase associated with the introduction of soft tissue BioCleanse®. Cardiovascular revenues increased as a result of volume increases, change in product mix, and a 7% price increase instituted at the beginning of 2004. General orthopedic revenues decreased in 2004 as a result of our allocation of tissue to support the increasing demand for our spinal allograft products.

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

23.    Subsequent Events

On January 21, 2005, the Company entered into a new five year tissue recovery agreement with its largest tissue recovery agency, Southeast Tissue Alliance (SETA). The Company also entered into an agreement with SETA whereby all patent and intellectual property rights were purchased by the Company for $1.6 million. The Company will also pay SETA a 1.25% quarterly royalty associated with all product distributions relating to the assigned patents.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2005	REGENERATION TECHNOLOGIES, INC.

	By:	/s/ BRIAN K. HUTCHISON
Brian K. Hutchison Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN K. HUTCHISON Brian K. Hutchison	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ THOMAS F. ROSE Thomas F. Rose	Vice President and Chief Financial Officer	March 16, 2005

/s/ PHILIP R. CHAPMAN Philip R. Chapman	Director	March 16, 2005

/s/ PETER F. GEAREN Peter F. Gearen	Director	March 16, 2005

/s/ MICHAEL J. ODRICH Michael J. Odrich	Director	March 16, 2005

/s/ DAVID J. SIMPSON David J. Simpson	Director	March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Regeneration Technologies, Inc.:

We have audited the consolidated financial statements of Regeneration Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 16, 2005; such consolidated financial statements and reports are included in Items 9A and 15(a)(1) of this Form 10-K. Our audits also included the consolidated financial statement schedule of Regeneration Technologies, Inc. and subsidiaries, listed in Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

March 16, 2005

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2004:
Allowance for doubtful accounts	$4,381	$(405)	$3,029	$947
Allowance for product returns	75	15	—	90
Allowance for obsolescence	6,281	1,165	1,088	6,358

For the year ended December 31, 2003:
Allowance for doubtful accounts	4,448	182	249	4,381
Allowance for product returns	300	60	285	75
Allowance for obsolescence	7,182	1,299	2,200	6,281

For the year ended December 31, 2002:
Allowance for doubtful accounts	6,354	(652)	1,254	4,448
Allowance for product returns	536	292	528	300
Allowance for obsolescence	5,765	4,021	2,604	7,182

Exhibit Number	Description

2.1	Asset Purchase Agreement by and among University of Alabama Health Services Foundation, P.C., Alabama Tissue Center, Inc. and Regeneration Technologies, Inc., dated April 27, 2000.[1]†

3.1	Certificate of Incorporation of Regeneration Technologies, Inc.[1]

3.2	Bylaws.[1]

3.3	Certificate of Designation of Rights and Preferences of Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock of Regeneration Technologies, Inc.[1]

4.1	Amended and Restated Registration Rights Agreement dated as of October 11, 1999, by and among Regeneration Technologies, Inc., the investors set forth on Exhibit A to the Class C Preferred Stock and Warrant Purchase Agreement dated as of October 11, 1999 and the Stockholders listed on Exhibits A and B thereto.[1]

4.2	Stockholder’s Agreement dated as of October 11, 1999, by and among Regeneration Technologies, Inc., the investors set forth on Exhibit A to the Class C Preferred Stock and Warrant Purchase Agreement dated as of October 11, 1999 and the Stockholders listed on Exhibits A, B and C thereto.[1]

4.3	Specimen Stock Certificate.[1]

4.4	Purchase Agreement, dated November 26, 2002, among the Regeneration Technologies, Inc. and the Investors listed on the signature page thereto.[5]

4.5	Registration Rights Agreement, dated November 26, 2002, among Regeneration Technologies, Inc. and the Investors listed on the signature page thereto.[5]

10.1	Program Transfer Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1]†

10.2	Tissue Recovery Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1]†

10.3	Exclusive Distributorship Agreement between Regeneration Technologies, Inc. and C.R. Bard, Inc., dated June 6, 1998.[1]†

10.4	Exclusive License Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc. and Exactech, Inc., dated April 22, 1997, as amended.[1]†

10.5	Master Lease Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc., and American Equipment Leasing, dated January 23, 1998.[1]

10.6	Purchase Contract between Regeneration Technologies, Inc. and Echelon International Corp., dated January 31, 2000, as amended.[1]

10.7	Lease between Echelon International Corp. and Regeneration Technologies, Inc., dated February 4, 2000.[1]

10.8	Lease between Regeneration Technologies, Inc. and First Street Group L.C., dated June 14, 1999.[1]

10.9	Omnibus Stock Option Plan.[1]

10.10	Year 2000 Compensation Plan.[1]

10.11	Form of Indemnification Agreement between Regeneration Technologies, Inc. and its directors and executive officers.[1]

10.12	Employment Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated November 30, 2001.[2]

10.13	Employment Agreement between Regeneration Technologies, Inc. and Thomas F. Rose, dated May 1, 2002.[7]

Exhibit Number	Description

10.14	Incentive Stock Option Grant Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated December 3, 2001.[2]

10.15	Separation Agreement and Release between Regeneration Technologies, Inc. and Jamie M. Grooms, dated June 17, 2002.[3]

10.16	$25,000,000 Loan Agreement, dated as of February 20, 2004, by and among Regeneration Technologies, Inc. and certain of its subsidiaries and Merrill Lynch Business Financial Services, Inc.[7]

10.17	Employment Agreement between Regeneration Technologies, Inc. and Roger W. Rose, dated October 21, 2002.[8]

10.18	First Amended Exclusive Distribution and License Agreement, effective as of April 15, 2004, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.[9]†

10.19	Regeneration Technologies, Inc. 2004 Equity Incentive Plan.

10.20	Form of Nonqualified Stock Option Grant Agreement.

10.21	Form of Incentive Stock Option Grant Agreement.

21	Subsidiaries of the Registrant.[2]

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas F. Rose, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Regeneration Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

32.2	Certification of Thomas F. Rose, Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Regeneration Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

[1]	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-35756).
[2]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
[3]	Incorporated by reference our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
[4]	Incorporated by reference our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
[5]	Incorporated by reference to our Current Report on Form 8-K filed on December 2, 2002.
[6]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
[7]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
[8]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
[9]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
†	Confidentiality requested, confidential portions have been omitted and filed separately with the Commission, as required by Rule 406(B) of the Securities Act of 1933.