Form 10-K/A
period 2004-12-31
REGENERATION TECHNOLOGIES INC
filed 2005-04-29
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

Regeneration Technologies, Inc. (the “Company”) is filing this Amendment to its Annual Report on Form 10-K for the year ended December 31, 2004, solely to timely file information required by Part III of Form 10-K. Accordingly, the Part III information included herein is filed to amend and replace the originally filed Part III information in the Company’s Form 10-K for the year ended December 31, 2004, as originally filed on March 16, 2005 (the “Original Filing”).

Except for the amendments described above, this Amendment No. 1 to Form 10-K does not modify or update other disclosures in, or exhibits to, the Original Filing.

REGENERATION TECHNOLOGIES, INC.

FORM 10-K Annual Report

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors, their respective ages, the year in which each first became one of our directors and their principal occupations or employment during the past five years are as follows:

Director	Age	Year First Became Director	Term Expires In	Employment History
Brian K. Hutchison	45	2001	2007	Mr. Hutchison joined us on December 1, 2001 as President and Chief Executive Officer, and became Chairman of the Board in December 2002. Prior to this time, he served 12 years in various positions for Stryker Corporation, a leading worldwide medical services company, most recently as Vice President of worldwide product development and distribution and previously as Senior Vice President and Chief Operating Officer for Stryker Howmedica’s Osteonics Division. Mr. Hutchison earned a bachelor’s degree in business administration from Grand Valley State University in 1981. He also completed the Program for Management Development from Harvard Business School in 1995.

David J. Simpson	58	2002	2007	Mr. Simpson has served as a member of our Board of Directors since October 2002. He formerly served as Chief Financial Officer and Secretary of Stryker Corporation, a leading worldwide medical products and services company, from June 1987 until January 1, 2003, when he was appointed Executive Vice President of Stryker Corporation. He had previously been Vice President and Treasurer of Rexnord, Inc., a manufacturer of industrial and aerospace products since 1985. Mr. Simpson earned a bachelor’s degree of business administration in accounting and finance from Western Michigan University and attended the Advanced Management Program at Harvard University.

Philip R. Chapman	43	1998	2006	Mr. Chapman has served as a member of our Board of Directors since we began operations in February 1998. He is the President of Venad Administrative Services, Inc., a management services company, and has been a General Partner of Adler & Company, an investment

Director	Age	Year First Became Director	Term Expires In	Employment History
				management company, since 1995. Mr. Chapman is also a Director of Shells Seafood Restaurants, Inc. He holds a B.S. and an M.B.A. from Columbia University.

Peter F. Gearen	56	1998	2005	Dr. Gearen has served as a member of our Board of Directors since we began operations in February 1998. Dr. Gearen was Chief of Staff at the Shands Hospital at the University of Florida and served as Assistant Dean of Clinical Affairs at the University of Florida College of Medicine from 1992 until 1999. He also has been an Associate Professor of Orthopedics at the University of Florida College of Medicine since 1993. He was appointed Chairman of the Department of Orthopedics in May 2002. Dr. Gearen holds a B.A. from Spring Hill College and an M.D. from the Stritch Loyola Medical School.

Michael J. Odrich	41	1998	2005	Mr. Odrich has served as a member of our Board of Directors since we began operations in February 1998. Mr. Odrich is a Managing Director of Lehman Brothers, Inc. and head of its Private Equity Division. He also is a member of the Lehman Brothers Investment Committee. Mr. Odrich holds a B.A. from Stanford University and received an M.B.A. from Columbia University. Mr. Odrich also serves on the Board of Directors of PEMSTAR, Inc., an electronics manufacturing services company.

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers and their respective ages and positions as of April 15, 2005, were as follows:

NAME	AGE	POSITION WITH THE COMPANY
Brian K. Hutchison	45	Chairman, President and Chief Executive Officer
Thomas F. Rose	54	Vice President, Chief Financial Officer and Secretary
Roger W. Rose	45	Executive Vice President
Caroline Hartill	48	Vice President of Quality Assurance and Regulatory Affairs
Joseph W. Condon	43	Vice President of Operations

Brian K. Hutchison has served as our President and Chief Executive Officer since December 2001, and became Chairman of the Board in December 2002. Prior to this time, he served 12 years in various positions for Stryker Corporation, a leading worldwide medical services company, most recently as vice president of worldwide product development and distribution and previously as senior vice president and chief operating officer for Stryker Howmedica’s Osteonics Division. Mr. Hutchison earned a bachelor’s degree in business administration from Grand Valley State University in 1981. He also completed the Program for Management Development from Harvard Business School in 1995.

Thomas F. Rose has served as our Executive Vice President of Regeneration Technologies, Inc. since October 2004 and our Vice President, Chief Financial Officer and Secretary since May 2002. Mr. Rose served the previous ten years as vice president and chief financial officer at A. M. Todd Group, based in Kalamazoo, Michigan. From 1988 to 1991, Mr. Rose was vice president and corporate controller for Sotheby’s Holdings Inc. in New York. Prior to this, Mr. Rose was an audit partner with Ernst & Whinney (currently Ernst & Young) in New York, providing audit, tax and consulting services for clients in a variety of industries for 15 years. Mr. Rose earned a bachelor’s degree in business administration from Western Michigan University.

Roger W. Rose has served as our Executive Vice President since October 2004 and our Vice President of Distribution, Marketing and Donor Services since December 2002. Prior to joining us in October 2002, Mr. Rose served seven years in various positions with Stryker Corporation, including vice president of sales and vice president of marketing for Stryker’s medical division. Mr. Rose also has extensive experience in healthcare sales and marketing with 20 years of service with healthcare companies such as Stryker, Johnson & Johnson, Herman Miller and Nellcor. Mr. Rose holds a bachelor’s degree in business administration from Western Michigan University.

Caroline A. Hartill has served as our Vice President of Quality Assurance and Regulatory Affairs since December 2002 and our Executive Director of Quality Assurance and Regulatory Affairs since October 2001. Prior to that, Ms. Hartill was an independent consultant working with biotechnology and medical device companies worldwide. Ms. Hartill earned a bachelor’s degree in health sciences from Birmingham University in England, as well as a master’s degree in management from the University of Wolverhampton in England. Ms. Hartill has also earned master’s level credits in sterilization science from Manchester University.

Joseph W. Condon has served as our Vice President of Operations since June 2003. From March 2000 until 2003, he served as vice president of operations for Stryker Howmedica Osteonics. Mr. Condon has 15 years of experience running manufacturing facilities for Stryker Howmedica Osteonics and Stryker Medical, as well as Atwood Automotive and KL Spring and Stamping Corporation. Mr. Condon earned a bachelor’s degree in mechanical engineering from University of Illinois at Chicago and a master’s in business administration from Illinois Institute of Technology.

Information Regarding the Board’s Audit Committee

The Board of Directors has determined that four of its five members (David J. Simpson, Philip R. Chapman, Peter F. Gearen and Michael J. Odrich) are “independent” as defined in Rule 4200(a)(15) of The Nasdaq Stock Market. Our Audit Committee is currently composed of Messrs. Chapman, Gearen and Simpson. Our Board of Directors has determined that Mr. Simpson qualifies as an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended. Our Board has also determined that each member of our Audit Committee is “independent” as defined in Rule 4200(a)(15) of The Nasdaq Stock Market and that each member satisfies the financial literacy requirements of The Nasdaq Stock Market.

Code of Ethics for Senior Financial Professionals

Our Board of Directors has adopted a Code of Ethics for Senior Financial Professionals, applicable to our Chief Executive Officer, Chief Financial Officer and Controller. The Code of Ethics for Senior Financial Professionals is available on our website at www.rtix.com/investors/ethicsfp.cfm.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

To our knowledge, our directors, executive officers and beneficial owners of more than ten percent of our common stock are in compliance with the reporting requirements of Section 16(a) under the Securities Exchange Act of 1934.

Item 11.	EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation for fiscal 2004, 2003 and 2002 awarded to, earned by or paid to our chief executive officer and our four most highly compensated executive officers other than our chief executive officer who were serving as executive officers at December 31, 2004.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Awards ($)	Number of Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Brian K. Hutchison Chairman, President and Chief Executive Officer	2004 2003 2002	$380,652 364,103 352,054	$75,000 125,000 210,000	— — —	— — —	40,000 20,000 600,000	— — —	$14,876 12,700 —	(1) (2)

Thomas F. Rose Vice President, Chief Financial Officer and Secretary	2004 2003 2002	198,344 190,449 118,059	40,000 50,000 75,000	— — —	— — —	20,000 20,000 200,000	— — —	13,553 8,915 1,233	(3) (4) (5)

Roger W. Rose Executive Vice President	2004 2003 2002	201,827 185,673 30,677	40,000 46,000 65,200	— — —	— — —	40,000 20,000 100,000	— — —	13,267 3,092 —	(6) (7)

Caroline Hartill Vice President of Quality Assurance and Regulatory Affairs	2004 2003 2002	183,271 174,958 159,808	37,170 45,000 30,000	— — —	— — —	20,000 20,000 40,000	— — —	11,975 11,325 9,161	(8) (9) (10)

Joseph Condon Vice President of Operations	2004 2003 2002	158,405 79,567 —	30,780 21,000 —	— — —	— — —	30,000 50,000 —	— — —	5,619 1,582 —	(11) (12)

Charles Randal Mills Vice President of Research and Development	2004 2003 2002	85,619 151,599 140,190	— 40,000 40,000	— — —	— — —	20,000 20,000 100,000	— — —	— 9,387 7,765	(13) (14) (15)

(1)	Includes matching contributions under our 401(k) Plan of $13,000 and payment of $1,876 for term life insurance.

(2)	Includes matching contributions under our 401(k) Plan of $12,000 and payment of $700 for term life insurance.

(3)	Includes matching contributions under our 401(k) Plan of $11,901 and payment of $1,652 for term life insurance.

(4)	Includes matching contributions under our 401(k) Plan of $7,592 and payment of $1,323 for term life insurance.

(5)	Represents payment for term life insurance.

(6)	Includes matching contributions under our 401(k) Plan of $12,110 and payment of $1,157 for term life insurance.

(7)	Includes matching contributions under our 401(k) Plan of $2,173 and payment of $919 for term life insurance.

(8)	Includes matching contributions under our 401(k) Plan of $10,996 and payment of $979 for term life insurance.

(9)	Includes matching contributions under our 401(k) Plan of $10,498 and payment of $827 for term life insurance.

(10)	Represents matching contributions under our 401(k) Plan.

(11)	Includes matching contributions under our 401(k) Plan of $3,559 and payment of $2,060 for term life insurance.

(12)	Represents payment for term life insurance.

(13)	Mr. Mills ceased to be employment by us during 2004.

(14)	Includes matching contributions under our 401(k) Plan of $9,096 and payment of $291 for term life insurance.

(15)	Includes matching contributions under our 401(k) Plan of $7,481 and payment of $284 for term life insurance.

The following table sets forth information on option grants in the fiscal year ended December 31, 2004 to the persons named in the Summary Compensation Table.

Option Grants in Last Fiscal Year

	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name						5%	10%
Brian K. Hutchison	40,000	(2)	9.5	$10.04	4/26/2014	$252,520	$639,911
Thomas F. Rose	20,000	(2)	4.7	10.04	4/26/2014	126,260	319,956
Roger W. Rose	20,000	(2)	4.7	10.04	4/26/2014	115,445	292,549
	20,000	(3)	4.7	9.18	8/9/2014	126,260	319,956
Caroline Hartill	20,000	(2)	4.7	10.04	4/26/2014	126,260	319,956
Joseph W. Condon	20,000	(2)	4.7	10.04	4/26/2014	126,260	319,956
	10,000	(3)	2.4	9.18	8/9/2014	57,723	146,274
Charles Randal Mills	20,000	(2)	4.7	10.04	4/26/2014	126,260	319,956

(1)	Amounts reflected in these columns represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified annually compounded rates of appreciation of our common stock over the term of the options. These numbers are calculated based on rules adopted by the Securities and Exchange Commission. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock.

(2)	Such options were granted on April 26, 2004 pursuant to our Omnibus Stock Plan. Subject to the recipient’s continued service with us, 20% of these options will become exercisable on each anniversary date from April 26, 2005 through April 26, 2009. Such options will vest immediately upon a change of control of the Company.

(3)	Such options were granted on August 9, 2004 pursuant to our Omnibus Stock Plan. Subject to the recipient’s continued service with us, 20% of these options will become exercisable on each anniversary date from August 9, 2005 through August 9, 2009. Such options will vest immediately upon a change of control of the Company.

The following table sets forth information with respect to: (1) exercises of stock options during fiscal year 2004 and (2) unexercised stock options held at December 31, 2004 by the persons named in the Summary Compensation Table.

Aggregated Option Exercises In Last Fiscal Year

And Fiscal Year-End Option Values

	Option Exercises		Number of Unexercised Options Held at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(2)
Name	Shares Acquired On Exercise	Value Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Brian K. Hutchison	—	—	544,000	616,000	$1,472,800	$2,150,800
Thomas F. Rose	—	—	84,000	156,000	459,200	708,800
Roger W. Rose	—	—	44,000	116,000	75,800	160,000
Caroline Hartill	—	—	44,000	76,000	105,320	170,080
Joseph W. Condon	—	—	10,000	70,000	—	21,800
Charles Randal Mills	55,960	$308,533	—	—	—	—

(1)	The “value realized” represents the difference between the exercise price of the option and the closing price of our common stock on The Nasdaq Stock Market on the date of exercise.

(2)	The value for an “in-the-money” option represents the difference between the exercise price of the option and the closing price of our common stock on The Nasdaq Stock Market on December 31, 2004 of $10.48.

Employment Agreements

We entered into an employment agreement with Mr. Hutchison effective December 1, 2001. The agreement provides for an annual base salary of $350,000 for the first two years, after which his salary will be reviewed annually by our Board of Directors. The agreement expired on November 30, 2004, subject to automatic one-year renewal periods. Mr. Hutchison is also eligible to receive an annual bonus, beginning in the first fiscal quarter of 2003, in an amount to be determined by our Board of Directors provided we achieve certain specified goals. When he entered into the employment agreement with us, Mr. Hutchison received a sign-on bonus and related tax gross-up totaling $61,400, temporary housing and moving expenses and an option to purchase 500,000 shares of our common stock. This option is subject to a stock option agreement under which one-fifth of the option vests on each anniversary date of the grant. In April 2004, April 2003 and May 2002, Mr. Hutchison received an additional option to purchase 40,000, 20,000 and 600,000, respectively, shares of our common stock, which are also subject to five-year vesting.

Our agreement with Mr. Hutchison provides for us to pay for a $1.0 million life insurance policy payable to a beneficiary of Mr. Hutchison’s choosing. Mr. Hutchison is also eligible to receive standard employee benefits and matching contributions to our 401(k) plan of up to 6% of his salary up to the maximum excludable dollar amount permitted by the Internal Revenue Code. If we terminate Mr. Hutchison without “cause,” he will be entitled to severance pay equal to his salary and benefits for one year from the date of termination. In the event of termination for “cause,” Mr. Hutchison will not be entitled to severance pay. In either case, or in the case of a voluntary termination by Mr. Hutchison, he will be precluded from competing with us for two years following termination.

We entered into an employment agreement with Mr. Thomas Rose effective May 1, 2002. The agreement provides for an annual base salary of $180,000 for the first two years, after which his annual base salary will be reviewed annually. The agreement expired on April 30, 2004, subject to automatic one-year renewal periods. Mr. Thomas Rose is also eligible to receive a bonus at any time during the year, or after the close of the year. When he entered into the agreement, Mr. Thomas Rose also received an option to purchase 200,000 shares of our common stock. This option is subject to a stock option agreement under which one-fifth of the option vests each anniversary date of the grant. In each of April 2003 and April 2004, Mr. Thomas Rose received an additional option to purchase 20,000 shares of our common stock, which are also subject to five-year vesting.

We entered into an employment agreement with Mr. Roger Rose effective October 4, 2002. The agreement provides for an annual base salary of $175,000 for the first year, after which his annual base salary will be reviewed annually. The agreement expires on October 20, 2005, subject to automatic one-year renewal periods. Mr. Roger Rose is also eligible to receive a bonus during the first calendar quarter of each year of the agreement. When he entered into the agreement, Mr. Roger Rose also received an option to purchase 100,000 shares of our common stock and a signing bonus of $40,000. This option is subject to a stock option agreement under which one-fifth of the option vests each anniversary date of the grant. In each of April 2003, April 2004 and August 2004, Mr. Roger Rose received an additional option to purchase 20,000 shares of our common stock, which are also subject to five-year vesting.

Executive Retention and Bonus Program

On February 15, 2005, the Board approved retention and severance arrangements with executive officers and other key personnel designed to maintain stability following the Company’s announcement of its exploration of strategic alternatives to enhance shareholder value and to facilitate an orderly transition in the event the strategic review process leads to a sale of the Company (a “transaction”).

The retention arrangements cover four executive officers (Mr. Hutchison is not covered) and twenty-one other management personnel. Each covered employee will be entitled to receive a retention bonus of 50% of salary if a transaction occurs and the employee stays with the Company (or its successor) for at least six months after the transaction. The bonus would also be payable if, before the end of the six-month period, the employee is terminated without “cause” or, in certain cases, terminates for “good reason.” The following table shows the potential retention bonuses that may be earned by each of the executive officers and by the remaining participants:

Estimated Retention Bonus Awards

Amounts
Executive Officers:
Brian K. Hutchison	$—
Thomas F. Rose	100,000
Roger W. Rose	108,000
Caroline Hartill	92,500
Joseph W. Condon	80,000

Subtotal for Executive Officers	380,500
Other Key Employees	1,322,323

Total for all Participants	$1,702,823

The severance arrangements approved by the Board will cover all five executive officers and twenty-one other key personnel. Each covered employee will be entitled to severance payments and benefits if the employee is terminated without “cause” or, in certain cases, terminates for “good reason” before the second anniversary of a change in control of the Company, including, for this purpose, the transaction. The amount of severance a participant is eligible to receive is equal to the applicable percentage of the participant’s salary and target bonus. The applicable percentage is 200% for Mr. Hutchison, 100% for each of the other executive officers, 100% for three other executive employees, and 50% for the eighteen additional participating key personnel. Severed participants would also be entitled to continuing group health plan participation for the period covered by their severance payments. The severance payments and benefits described above will be subject to reduction in order to avoid duplication of payments and benefits provided under a participant’s employment agreement, if any.

Compensation of Directors

Our directors who are also our employees or officers do not receive any compensation specifically related to their activities as directors, other than reimbursement for expenses incurred relating to their attendance at meetings of our Board of Directors. Our non-employee directors are eligible to receive an annual retainer of $15,000, to be paid in quarterly installments. In addition, our non-employee directors are eligible to receive a stipend of up to $5,000 per meeting, $500 to $2,000 per committee meeting and reimbursement for their expenses incurred relating to their attendance at meetings of the Board of Directors and committees thereof. The Chairman of our Audit Committee receives additional annual compensation of $10,000 in recognition of the increased responsibilities of the Audit Committee as a result of rules and regulations enacted by the Securities and Exchange Commission and The Nasdaq Stock Market pursuant to the Sarbanes-Oxley Act of 2002.

At the discretion of our Board of Directors or Compensation Committee, our directors are also eligible to receive awards under our Omnibus Stock Plan and our 2004 Equity Incentive Plan. In 2004, all of our non-employee directors received a grant of an option to purchase 30,000 shares of our common stock at an exercise price of $10.04 per share. Each such option will vest as to 10,000 shares on April 26, 2005, April 26, 2006 and April 26, 2007. Such options will vest immediately upon a change of control of the Company.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has been an employee of ours. None of our executive officers serve as a member of the board of directors or the compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or our Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004, with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

	(A)	(B)	(C)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Plan Category
Equity Compensation Plans Approved by Stockholders	1,447,221	$7.58	2,285,060

Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	1,447,221	$7.58	2,285,060

The following table sets forth information as of April 15, 2005 regarding the beneficial ownership of our common stock by: (1) each person known by us to own beneficially more than 5% of our outstanding common stock; (2) each of our directors and nominees for director; (3) each executive officer named in the Summary Compensation Table below; and (4) all of our directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed. Unless otherwise indicated, the address of the beneficial owner is: c/o Regeneration Technologies, Inc., 11621 Research Circle, Alachua, Florida 32615.

	Shares Beneficially Vested and Owned(1)
Name and Address of Beneficial Owner	Number	Percent
Brian K. Hutchison(2)	712,200	2.7
Thomas F. Rose(3)	142,000	*
Roger Rose(4)	58,000	*
Caroline Hartill(5)	60,000	*
Joseph W. Condon(6)	33,000	*
Charles Randal Mills(7)	—	*
Philip R. Chapman(8)	1,001,191	3.8
Peter F. Gearen(5)	45,467	*
Michael J. Odrich(9)	1,660,592	6.2
David J. Simpson(10)	28,824	*

Kern Capital Management LLC 114 West 47th Street Suite 1926 New York, NY 10036-1510(11)	2,359,400	8.8

Gagnon Securities LLC 1370 Avenue of the Americas Suite 2002 New York, NY 10019-4602(12)	2,353,141	8.8

T. Rowe Price Associates, Inc. 100 East Pratt Street Baltimore, MD 21202-1009(13)	1,828,500	6.8

LBI Group Inc. c/o Lehman Brothers Inc. 745 Seventh Avenue 30th Floor New York, NY 10019(9)	1,615,085	6.0

Fidelity Management & Research Co. 1 Federal Street Boston, MA 02110-2003(14)	1,339,900	5.0

All executive officers and directors, including those named as a group (10 persons)(15)	3,741,274	14.0

*	Represents beneficial ownership of less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Shares of common stock issuable pursuant to options, to the extent such options are exercisable or convertible within 60 days after April 15, 2005, are treated as outstanding for purposes of computing the percentage of the person holding such securities but are not treated as outstanding for purposes of computing the percentage of any other person.

(2)	Includes options to purchase 676,000 shares of our common stock.

(3)	Includes options to purchase 132,000 shares of our common stock.

(4)	Includes options to purchase 52,000 shares of our common stock.

(5)	Represents options to purchase shares of our common stock.

(6)	Includes options to purchase 24,000 shares of our common stock.

(7)	Mr. Mills ceased to be employed by us during 2004.

(8)	Includes options to purchase 23,296 shares of our common stock. Euro-America-II, L.P. holds 962,559 shares of our common stock and options to purchase 15,336 shares of our common stock, which Mr. Chapman may be deemed to beneficially own by virtue of his position as a partner in a partnership that is a member of the general partner of Euro-America-II, L.P. Mr. Chapman disclaims beneficial ownership of all shares other than those held in his name and to the extent of his pecuniary interest in Euro-America-II, L.P.

(9)	Includes options to purchase 14,440 shares of our common stock. We have been advised that Mr. Odrich has investment control with respect to shares of our common stock held by LBI Group, Inc., a wholly-owned subsidiary of Lehman Brothers Holdings, Inc. The LBI holding includes an option to purchase 31,067 shares of our common stock. Mr. Odrich disclaims beneficial ownership of all shares other than those held in his name.

(10)	Includes options to purchase 18,667 shares of our common stock. Mr. Simpson also holds 10,000 shares of common stock and his wife owns 157 shares of common stock as part of an individual retirement account. Mr. Simpson disclaims beneficial ownership of all shares other than those held in his name.

(11)	Information is derived from the Schedule 13G, dated December 31, 2004 filed by Kern Capital Management LLC with the Securities and Exchange Commission. Such filing states that Kern Capital Management LLC is deemed to have beneficial ownership as of December 31, 2004 of 2,359,400 shares.

(12)	Information is derived from the Schedule 13G, dated December 31, 2004 filed by Gagnon Securities LLC with the Securities and Exchange Commission. Such filing states that Gagnon Securities LLC is deemed to have beneficial ownership as of December 31, 2004 of 2,353,141 shares.

(13)	Information is derived from the Schedule 13G, dated December 31, 2004 filed by T. Rowe Price Associates, Inc. with the Securities and Exchange Commission. Such filing states that T. Rowe Price Associates, Inc. is deemed to have beneficial ownership as of December 31, 2004 of 1,828,500 shares.

(14)	Information is derived from the Schedule 13G, dated December 31, 2004 filed by Fidelity Management & Research Co. with the Securities and Exchange Commission. Such filing states that Fidelity Management & Research Co. is deemed to have beneficial ownership as of December 31, 2004 of 1,339,900 shares.

(15)	Includes options to purchase 1,092,273 shares of our common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective January 1, 2003, we entered into an exclusive License and Distribution Services Agreement with Stryker Endoscopy, a division of Stryker Corporation, to serve as the exclusive distributor of allografts we process for use in sports medicine surgeries, including reconstruction and repair of the knee, hip, shoulder, wrist, elbow, foot and ankle. The agreement, which was to expire on December 31, 2004, has been extended to June 30, 2005. David J. Simpson, one of our directors, currently serves as an Executive Vice President of Stryker Corporation and was Chief Financial Officer of Stryker Corporation from June 1987 until January 1, 2003.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2004 and 2003, for the Sarbanes-Oxley Section 404 audit of our internal control structure, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years were $758,000 and $394,200, respectively.

Audit Related Fees

Deloitte rendered no professional services for audit-related services for the fiscal years ended December 31, 2004 or 2003.

Tax Fees

The aggregate fees billed by Deloitte for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 totaled $231,880 and $125,223, respectively.

All Other Fees

The aggregate fees billed by Deloitte for services rendered to us, other than the services described above under “Audit Fees”, “Audit Related Fees”, and “Tax Fees”, for the fiscal years ended December 31, 2004 and 2003 were $24,972 and $135,017, respectively. All other fees principally relate to benefit plan consulting services and a dispute regarding contractual terms with one of our distributors. The Audit Committee has determined that the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

The Audit Committee pre-approves all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. The Audit Committee shall pre-approve any additional audit services and permissible non-audit services. All “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees” set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(3) Exhibits.

The following exhibits are filed as part of this report:

31.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas F. Rose, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2005	REGENERATION TECHNOLOGIES, INC.

	By:	/s/ Brian K. Hutchison
Brian K. Hutchison
Chairman, President and Chief Executive Officer