Form 10-Q
period 2005-03-31
REGENERATION TECHNOLOGIES INC
filed 2005-05-10
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Shares of common stock, $0.001 par value, outstanding on April 29, 2005: 26,734,895

REGENERATION TECHNOLOGIES, INC.

FORM 10-Q For the Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$5,507	$11,484
Accounts receivable - less allowances of $1,023 in 2005 and $1,037 in 2004	8,022	9,544
Inventories	43,246	40,431
Prepaid and other current assets	1,451	1,420
Deferred tax assets - current	6,941	6,235

Total current assets	65,167	69,114
Property, plant and equipment - net	45,322	44,424
Goodwill	2,863	2,863
Other assets - net	9,965	8,329

	$123,317	$124,730

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,598	$7,797
Accrued expenses	3,161	4,685
Current portion of deferred revenue	200	200
Current portion of long-term debt	2,257	2,240

Total current liabilities	15,216	14,922
Long-term debt - less current portion	7,284	7,919
Deferred tax liabilities	918	1,171
Deferred revenue	1,066	1,116

Total liabilities	24,484	25,128

Stockholders’ Equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 26,734,395 and 26,648,187 shares issued and outstanding, respectively	27	27
Additional paid-in capital	103,311	102,847
Accumulated deficit	(4,472)	(3,222)
Deferred compensation	(19)	(36)
Less treasury stock, 133,296 shares	(14)	(14)

Total stockholders’ equity	98,833	99,602

	$123,317	$124,730

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2004
Net Revenues:
Fees from tissue distribution	$14,086	$23,082
Other revenues	884	562

Total net revenues	14,970	23,644
Costs of processing and distribution	10,347	14,943

Gross profit	4,623	8,701

Expenses:
Marketing, general and administrative	5,686	5,564
Research and development	973	855

Total expenses	6,659	6,419

Operating (loss) income	(2,036)	2,282

Other (expense) income:
Interest expense	(206)	(284)
Interest income	33	34

Net interest expense	(173)	(250)

(Loss) income before income tax benefit (expense)	(2,209)	2,032
Income tax benefit (expense)	959	(651)

Net (loss) income	$(1,250)	$1,381

Net (loss) income per common share - basic	$(0.05)	$0.05

Net (loss) income per common share - diluted	$(0.05)	$0.05

Weighted average shares outstanding - basic	26,732,603	26,539,620

Weighted average shares outstanding - diluted	26,732,603	27,092,144

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(1,250)	$1,381
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,106	1,100
Provision for bad debts	—	60
Provision for inventory writedowns	158	—
Amortization of deferred revenue	(50)	(92)
Deferred income tax provision	(959)	636
Deferred stock-based compensation and nonqualified option expense	17	62
Derivative (gain) loss	—	61
Changes in assets and liabilities:
Accounts receivable	1,522	(1,687)
Inventories	(2,973)	948
Prepaid and other current assets	(31)	256
Other assets	(55)	(768)
Accounts payable	(4)	41
Accrued expenses	(1,524)	(479)

Net cash (used in) provided by operating activities	(4,043)	1,519

Cash flows from investing activities:
Purchases of property, plant and equipment	(180)	(476)
Purchase of intellectual property	(1,600)	—

Net cash used in investing activities	(1,780)	(476)

Cash flows from financing activities:
Proceeds from exercise of stock options	464	33
Payment made to terminate swap agreement	—	(1,613)
Payments on capital lease and note obligations	(618)	(324)
Payment on note payable	—	(12,068)
Proceeds from issuance of term loan	—	9,000
Decrease in restricted deposits	—	14,757

Net cash (used in) provided by financing activities	(154)	9,785

Net (decrease) increase in cash and cash equivalents	(5,977)	10,828
Cash and cash equivalents, beginning of period	11,484	10,051

Cash and cash equivalents, end of period	$5,507	$20,879

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

(In thousands, except share and per share data)

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated financial statements include the accounts of RTI and its wholly owned subsidiaries, Alabama Tissue Center, Biological Recovery Group (inactive), and RTI Services, Inc. (collectively, the “Company”).

The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc., (“RTIDS”) which is a controlled entity. RTIDS is a taxable not for profit entity organized and controlled by the Company. RTIDS is the corporate entity that is responsible for procuring most of the tissue for the Company. Expenses incurred by RTIDS to procure tissue are passed through to the Company. RTIDS has no significant assets or liabilities except for its intercompany account and accounts payable to tissue recovery agencies. The Company pays all expenses of RTIDS. All intercompany balances and transactions have been eliminated in consolidation.

2. Stock Based Compensation

Options to purchase approximately 2,843,205 shares of common stock at prices ranging from $1.30 to $14.95 per share were outstanding as of March 31, 2005.

Had compensation cost for grants of options after March 31, 2000, the date with which all options granted to employees thereafter were issued with an exercise price equal to the fair market value on the date of the grant, been determined on the basis of fair value pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock Based Compensation, net (loss) income and net (loss) income per common share would have been affected as follows:

	Three Months Ended March 31,
	2005	2004
Net (loss) income:
As reported	$(1,250)	$1,381
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	7
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(367)	(443)

Pro forma net (loss) income	$(1,617)	$945

Net (loss) income per common share:
Basic, as reported	$(0.05)	$0.05
Basic, pro forma	$(0.06)	$0.04
Diluted, as reported	$(0.05)	$0.05
Diluted, pro forma	$(0.06)	$0.03

The Company recorded deferred compensation expense for options granted during the period October 1, 1999 through March 31, 2000 of $17 and $62 for the three months ended March 31, 2005 and 2004, respectively.

3. Earnings Per Share

A reconciliation of the weighted average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,
	2005	2004
Basic shares	26,732,603	26,539,620
Effect of dilutive stock options	—	552,524

Diluted shares	26,732,603	27,092,144

For the three months ended March 31, 2005 and 2004, approximately 1,292,000 and 1,255,000, respectively, of issued stock options were not included in the computation of diluted earnings per share because they were anti-dilutive. For the three months ended March 31, 2005, options to purchase 465,476 shares of common stock were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported.

4. Goodwill and Other Intangible Assets

The carrying value of goodwill was $2,863 at March 31, 2005 and December 31, 2004. The Company’s intangible assets are recorded as a component of noncurrent other assets – net in the accompanying condensed consolidated balance sheets. Amortization expense for the three months ended March 31, 2005 and 2004 was $19 and $5, respectively. Management estimates amortization expense of $76 for each of the next five years.

On January 21, 2005 the Company purchased all patents and intellectual property rights from Southeast Tissue Alliance (“SETA”), the Company’s largest tissue recovery agency, for $1,600. As part of the patent assignment agreement, the Company will pay SETA a 1.25% quarterly royalty associated with all product distributions related to the assigned patents.

5. Inventories

Inventories by stage of completion are as follows:

	March 31, 2005	December 31, 2004
Unprocessed donor tissue	$6,469	$5,114
Tissue in process	21,822	22,433
Implantable donor tissue	13,892	11,801
Supplies	1,063	1,083

	$43,246	$40,431

During the three month periods ended March 31, 2005 and 2004, the Company had inventory write-downs of $158 and $0, respectively, due to estimated obsolescence.

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

At March 31, 2005, net deferred tax assets were approximately $6,023. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance at March 31, 2005 of $542, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. During the three months ended March 31, 2005, the Company decreased its valuation allowance as it has determined that it is now more likely than not that $113 of certain deferred tax assets will be realized, based on the characteristics of the research and development expenditures incurred.

9. Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended March 31,
	2005	2004
Income taxes paid during the period	$40	$—
Interest paid during the period	158	223
Noncash insurance financing	—	272
Noncash purchases of property, plant and equipment	1,805	—

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

	Three Months Ended March 31,
	2005	2004
Fees from tissue distribution:
Spinal	$8,038	$15,871
Sports medicine	2,243	2,781
Cardiovascular	2,188	1,527
General orthopedic	1,617	2,903
Other non-tissue	884	562

Total	$14,970	$23,644

11. Note Payable

On February 20, 2004, the Company repaid the outstanding balance on the term loan with proceeds from a new long-term financing agreement and terminated the previous term loan. Restricted deposits were applied to the outstanding loan balance and the remaining amount of the restricted deposits, or $1,076 became unrestricted cash as under the new loan agreement, cash no longer serves as collateral.

12. Long-Term Obligations

Long-term obligations are as follows:

	March 31, 2005	December 31, 2004
Term Loan	$7,516	$7,895
Capital leases	2,025	2,264

	9,541	10,159
Less current portion	(2,257)	(2,240)

	$7,284	$7,919

On February 20, 2004, the Company entered into a new long-term financing agreement with a major financial institution. The new agreement consists of a $9,000 five-year term loan and a five-year $16,000 revolving line of credit. The $9,000 term loan calls for monthly principal payments of $125. Interest on the new loan agreement is paid monthly at LIBOR plus 4.25% (7.11% at March 31, 2005). Under the $16,000 revolving line of credit, the Company can borrow up to the maximum eligible amount, based on certain outstanding receivables and inventories, of which $10,491 is available at March 31, 2005. The Company borrowed $3.0 million under the revolving line of credit on May 4, 2005. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at March 31, 2005. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and certain property and equipment.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must maintain certain financial covenant ratios, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement. The Company is in compliance with the financial covenant ratios at March 31, 2005.

13. Related Parties

During the three months ended March 31, 2005 and 2004, the Company recognized revenues of $1,645 and $1,935, respectively, from distributions to Stryker Endoscopy, a division of Stryker Corporation (Stryker), representing 11.0% and 8.2% of our total net revenues. A member of our board of directors serves as a non-executive officer of Stryker Corporation.

14. Commitments

The Company has entered into an agreement for the build out of a new processing facility for its wholly owned subsidiary Alabama Tissue Center in Birmingham, Alabama. As of March 31, 2005, $1.0 remains on this purchase commitment.

15. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2005 will have a material adverse impact on its financial position or results of operations.

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

Management Overview: Recent Developments

On February 17, 2005, we announced that we had engaged an investment banking firm to explore strategic alternatives available to us including, but not limited to, a possible sale or merger with a third party; new strategic alliances; or additional or alternative distribution models for both allograft and xenograft products. Since that time, we performed a thorough review of various strategic alternatives to enhance shareholder value. Our board of directors has determined that, at this time, the best alternative available to us for our shareholders, employees and customers is to remain an independent company and continue to consider new strategic alliances; or additional or alternative distribution models for both allograft and xenograft products.

During the first quarter of 2005 we operated our business to allow us to meet our long term financial goals as set forth in our Annual Report on Form 10-K. Since we began exploring strategic alternatives, however, we have experienced delays in expected orders from our key distributors. Donor recovery activities continued as planned, which has resulted in an increase in inventories because customer orders were well below our expectations for the quarter. We believe that this slowdown was due at least in part, to our evaluation of strategic alternatives. If customer orders do not improve from levels experienced during the first quarter, it would have a material adverse effect on the Company.

Three Months Ended March 31, 2005 Compared With Three Months Ended March 31, 2004

Net Revenues. Our net revenues decreased by $8.7 million, or 36.7%, to $15.0 million for the three months ended March 31, 2005 from $23.6 million for the three months ended March 31, 2004.

Spinal - Net revenues from spinal allografts decreased $7.8 million, or 49.4%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Net revenues from spinal allografts include a fee increase of $211,000 relating to certain spinal allograft products distributed during the quarter. Spinal allograft net revenues decreased as a result of our distributor, Medtronic Sofamor Danek (“MSD”), decreasing their orders for our spinal implants.

Sports Medicine - Net revenues from sports medicine allografts decreased $538,000, or 19.3%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Net revenues from sports medicine decreased as we experienced delays in tissue sterilization during the quarter ended March 31, 2005, causing certain grafts to be held in tissue in process inventory until we could complete final processing. These grafts, with a list fee of $455,000, will be available for distribution in subsequent quarters in 2005. In addition, we believe that revenues are lower, at least in part as a result of our exploration of strategic alternatives during the quarter. We deferred signing a new long-term arrangement with Stryker, the Company’s current exclusive domestic distributor of our sports medicine product line, until we completed our strategic review. The uncertainty of our future relationship had an impact on Stryker’s distribution pattern during the quarter ended March 31, 2005.

General Orthopedic - Net revenues from general orthopedic allografts decreased $1.3 million, or 44.3%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Net revenues from general orthopedic distributions decreased due to a slow down in orders from Exactech, our exclusive distributor of bone paste for orthopedic purposes, as well as reduced orders from MSD and our independent network of distributors.

Cardiovascular - Net revenues from cardiovascular distributions increased $661,000, or 43.3%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The volume increases are directly related an increase in donor recoveries in the past two quarters, as the demand for these vital grafts continues to exceed supply.

Other non-tissue - Net revenues from other non-tissue revenues, which consist of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, grant revenues, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $322,000, or 57.3%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase related to higher recovery fees from other tissue processors.

Costs of Processing and Distribution. Costs of processing and distribution decreased by $4.6 million, or 30.8%, to $10.3 million for the three months ended March 31, 2005 from $14.9 million for the three months ended March 31, 2004. As a percentage of net revenues, costs of processing and distribution increased from 63.2% for the three months ended March 31, 2004 to 69.1% for the three months ended March 31, 2005. Our costs of processing and distribution were impacted by our production plant running lower than normal capacity levels primarily due to lower orders of our spinal implants. As a result, fixed costs per unit produced were 9.8% higher for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $122,000, or 2.2%, to $5.7 million for the three months ended March 31, 2005 from $5.6 million for the three months ended March 31, 2004. These expenses increased as a percentage of net revenues from 23.5% for the three months ended March 31, 2004 to 38.0% for the three months ended March 31, 2005 as a result of lower revenues and $196,000 of additional costs relating to accounting and legal fees incurred as part of our review of strategic alternatives.

Research and Development Expenses. Research and development expenses increased by $118,000, or 13.8%, to $973,000 for the three months ended March 31, 2005 from $855,000 for the three months ended March 31, 2004. As a percentage of net revenues, research and development expenses increased from 3.6% for the three months ended March 31, 2004 to 6.5% for the three months ended March 31, 2005 as a result of a decrease in net revenues and an increase in spending as we continue our product development efforts in anticipation of new product offerings in 2005 and beyond.

Net Interest Expense. Net interest expense was $173,000 for the three months ended March 31, 2005 compared to $250,000 for the three months ended March 31, 2004. Included in net interest expense for the three months ended March 31, 2004 was a $61,000 loss associated with our previously outstanding interest rate swap agreement. The swap agreement was terminated on February 20, 2004.

Income Tax Benefit (Expense). Income tax benefit for the three months ended March 31, 2005 was $959,000 compared to income tax expense of $651,000 for the three months ended March 31, 2004. Our effective tax rate for the three months ended March 31, 2005 was 43%, compared to 32% for the three months ended March 31, 2004. Our effective tax rate for the three months ended March 31, 2005 was impacted by a tax credit recognized for qualified research and development expenses incurred, as well as the reversal of certain valuation allowances against our future realization of certain deferred tax assets.

Liquidity and Capital Resources

Cash Flows.

Our net cash used in operating activities was $4.0 million for the three months ended March 31, 2005, compared to $1.5 million of net cash provided by operating activities for the three months ended March 31, 2004. During the three months ended March 31, 2005, cash was provided by a decrease in our accounts receivable of $1.5 million and primary uses of cash were a net loss of $1.3 million, an increase in inventories of $3.0 million, and a $1.5 million decrease in accrued expenses. Significant non-cash adjustments to operating activities for the three months ended March 31, 2005 included depreciation and amortization expense of $1.1 million. Our accounts receivable days sales outstanding were 35 at March 31, 2005 and December 31, 2004. Our inventory days outstanding were 295 annualized for the three months ended March 31, 2005, compared to 262 for year ended December 31, 2004. The increase in inventory days is the result of the increase in inventory levels and the lower annualized revenues as a result of the lower revenues experienced for the three months ended March 31, 2005.

Our cash used in investing activities was $1.8 million for the three months ended March 31, 2005 compared to $476,000 for the three months ended March 31, 2004. Investing activities for the three months ended March 31, 2005 consisted of a $1.6 million acquisition of intellectual property rights and $180,000 of purchases of property, plant, and equipment.

Our net cash used in financing activities was $154,000 for the three months ended March 31, 2005 compared to net cash provided by financing activities of $9.8 million for the three months ended March 31, 2004. Cash used in financing activities for the three months ended March 31, 2005 consisted of $618,000 of payments made on our outstanding term loan and capital lease obligations, offset by $464,000 of proceeds from exercises of stock options. Cash provided by financing activities for the three months ended March 31, 2004 consisted of a $14.8 million decrease in restricted deposits and proceeds of $9.0 million from issuance of our new term loan. Cash used in financing activities for the three months ended March 31, 2004 consisted of the repayment of our previous term loan of $12.1 million, a $1.6 million payment made to terminate a swap agreement and payments on capital lease and note obligations of $324,000.

Liquidity.

As of March 31, 2005, we had $5.5 million of cash and cash equivalents. We believe that our working capital as of March 31, 2005, together with our borrowing ability under our revolving line of credit, will be adequate to fund our operations for at least the next 12 months. On May 4, 2005 we borrowed $3.0 million on our $16.0 million revolving line of credit. If customer orders do not improve from levels experienced during the first quarter, it would have a material adverse effect on the Company.

Certain Commitments.

We have entered into an agreement for the build out a new processing facility for our wholly owned subsidiary Alabama Tissue Center in Birmingham, Alabama. As of March 31, 2005, $1.0 remains on this purchase commitment.

On February 20, 2004, we entered into a new long-term financing agreement with a major financial institution. The new agreement consists of a $9.0 million five-year term loan and a five-year $16.0 million revolving line of credit. The $9.0 million term loan calls for monthly principal payments of $125,000. As of March 31, 2005, the term loan balance was $7.5 million. Interest on the new loan agreement is paid monthly at LIBOR plus 4.25% (7.11% at March 31, 2005). Under the $16.0 million revolving line of credit, we can borrow up to the maximum eligible amount, based on certain outstanding receivables and inventories. As of March 31, 2005, $10.5 million was available under the revolving line of credit. We borrowed $3.0 million under the revolving line of credit on May 4, 2005. Interest on outstanding amounts under the revolving credit loan is payable at LIBOR plus 3.75%. Principal and interest on the revolving credit loan are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at March 31, 2005. The term loan and revolving line of credit are collateralized by substantially all of our assets, including accounts receivable, inventories and certain property and equipment.

The credit agreement also contains various restrictive covenants, which limit, among other things, indebtedness, liens and business combination transactions. In addition, we must maintain certain financial covenant ratios, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement. We were in compliance with the financial covenants at March 31, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Tissue Recovery Agreement between Regeneration Technologies, Inc. and Southeast Tissue Alliance, Inc. dated January 21, 2005.†

31.1	Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

†	A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

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

Date: May 10, 2005