Form 10-K/A
period 2004-12-31
REGENERATION TECHNOLOGIES INC
filed 2005-06-28
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 2

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

The number of shares of Common Stock outstanding as of June 17, 2005 was 26,735,955.

Explanatory Note

Regeneration Technologies, Inc. (the “Company”) is filing this Amendment to its Annual Report on Form 10-K for the year ended December 31, 2004, to correct information in columns (A) and (B) of the Equity Compensation Plan Information Table in Item 12 of Part III. Accordingly, the information included herein is filed to amend and replace the Part III, Item 12 information in the Company’s Form 10-K for the year ended December 31, 2004, as originally filed on March 16, 2005 and as amended by a Form 10-K/A filed on April 29, 2005 (as so amended, the “Previous Filings”).

Except for the amendments described above and updates to the most recent practicable date of information regarding the number of outstanding shares and beneficial ownership of our common stock, this Amendment No. 2 to Form 10-K does not modify or update other disclosures in, or exhibits to, the Previous Filings.

REGENERATION TECHNOLOGIES, INC.

FORM 10-K Annual Report

		Page
Part III
Item 12	Security Ownership of Certain Beneficial Owners and Management	1

Part IV
Item 15	Exhibits and Financial Statement Schedules	3

PART III

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Equity Compensation Plan information

The following table provides information as of December 31, 2004, with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders	3,095,039	$7.91	2,285,060

Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	3,095,039	$7.91	2,285,060

The following table sets forth information as of June 17, 2005 regarding the beneficial ownership of our common stock by: (1) each person known by us to own beneficially more than 5% of our outstanding common stock; (2) each of our directors and nominees for director; (3) each executive officer named in the Summary Compensation Table below; and (4) all of our directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed. Unless otherwise indicated, the address of the beneficial owner is: c/o Regeneration Technologies, Inc., 11621 Research Circle, Alachua, Florida 32615.

	Shares Beneficially Vested and Owned(1)
Name and Address of Beneficial Owner	Number	Percent
Brian K. Hutchison(2)	712,200	2.7
Thomas F. Rose(3)	142,000	*
Roger Rose(4)	58,000	*
Caroline Hartill(5)	60,000	*
Joseph W. Condon(6)	33,000	*
Charles Randal Mills(7)	—	*
Philip R. Chapman(8)	1,001,191	3.8
Peter F. Gearen(5)	45,467	*
Michael J. Odrich(9)	1,660,592	6.2
David J. Simpson(10)	28,824	*

Kern Capital Management LLC 114 West 47th Street Suite 1926 New York, NY 10036-1510(11)	2,359,400	8.8

Gagnon Securities LLC 1370 Avenue of the Americas Suite 2002 New York, NY 10019-4602(12)	2,353,141	8.8

T. Rowe Price Associates, Inc. 100 East Pratt Street Baltimore, MD 21202-1009(13)	1,828,500	6.8

1

	Shares Beneficially Vested and Owned(1)
Name and Address of Beneficial Owner	Number	Percent
LBI Group Inc. c/o Lehman Brothers Inc. 745 Seventh Avenue 30th Floor New York, NY 10019(9)	1,615,085	6.0

Fidelity Management & Research Co. 1 Federal Street Boston, MA 02110-2003(14)	1,339,900	5.0

All executive officers and directors, including those named as a group (10 persons)(15)	3,741,274	14.0

*	Represents beneficial ownership of less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Shares of common stock issuable pursuant to options, to the extent such options are exercisable or convertible within 60 days after June 17, 2005, are treated as outstanding for purposes of computing the percentage of the person holding such securities but are not treated as outstanding for purposes of computing the percentage of any other person.
(2)	Includes options to purchase 676,000 shares of our common stock.
(3)	Includes options to purchase 132,000 shares of our common stock.
(4)	Includes options to purchase 52,000 shares of our common stock.
(5)	Represents options to purchase shares of our common stock.
(6)	Includes options to purchase 24,000 shares of our common stock.
(7)	Mr. Mills ceased to be employed by us during 2004.
(8)	Includes options to purchase 23,296 shares of our common stock. Euro-America-II, L.P. holds 962,559 shares of our common stock and options to purchase 15,336 shares of our common stock, which Mr. Chapman may be deemed to beneficially own by virtue of his position as a partner in a partnership that is a member of the general partner of Euro-America-II, L.P. Mr. Chapman disclaims beneficial ownership of all shares other than those held in his name and to the extent of his pecuniary interest in Euro-America-II, L.P.
(9)	Includes options to purchase 14,440 shares of our common stock. We have been advised that Mr. Odrich has investment control with respect to shares of our common stock held by LBI Group, Inc., a wholly-owned subsidiary of Lehman Brothers Holdings, Inc. The LBI holding includes an option to purchase 31,067 shares of our common stock. Mr. Odrich disclaims beneficial ownership of all shares other than those held in his name.
(10)	Includes options to purchase 18,667 shares of our common stock. Mr. Simpson also holds 10,000 shares of common stock and his wife owns 157 shares of common stock as part of an individual retirement account. Mr. Simpson disclaims beneficial ownership of all shares other than those held in his name.
(11)	Information is derived from the Schedule 13G, dated December 31, 2004 filed by Kern Capital Management LLC with the Securities and Exchange Commission. Such filing states that Kern Capital Management LLC is deemed to have beneficial ownership as of December 31, 2004 of 2,359,400 shares.
(12)	Information is derived from the Schedule 13G, dated December 31, 2004 filed by Gagnon Securities LLC with the Securities and Exchange Commission. Such filing states that Gagnon Securities LLC is deemed to have beneficial ownership as of December 31, 2004 of 2,353,141 shares.
(13)	Information is derived from the Schedule 13G, dated December 31, 2004 filed by T. Rowe Price Associates, Inc. with the Securities and Exchange Commission. Such filing states that T. Rowe Price Associates, Inc. is deemed to have beneficial ownership as of December 31, 2004 of 1,828,500 shares.
(14)	Information is derived from the Schedule 13G, dated December 31, 2004 filed by Fidelity Management & Research Co. with the Securities and Exchange Commission. Such filing states that Fidelity Management & Research Co. is deemed to have beneficial ownership as of December 31, 2004 of 1,339,900 shares.
(15)	Includes options to purchase 1,092,273 shares of our common stock.

2

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(3) Exhibits.

The following exhibits are filed as part of this report:

31.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas F. Rose, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 27, 2005	REGENERATION TECHNOLOGIES, INC.

	By:	/S/ BRIAN K. HUTCHISON
Brian K. Hutchison
Chairman, President and Chief Executive Officer

4