Form 10-Q
period 2005-06-30
REGENERATION TECHNOLOGIES INC
filed 2005-08-09
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Shares of common stock, $0.001 par value, outstanding on July 29, 2005: 26,735,955

REGENERATION TECHNOLOGIES, INC.

FORM 10-Q For the Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$4,682	$11,484
Accounts receivable - less allowances of $1,023 in 2005 and $1,037 in 2004	7,205	9,544
Inventories	43,970	40,431
Prepaid and other current assets	1,423	1,420
Deferred tax assets - current	7,628	6,235

Total current assets	64,908	69,114
Property, plant and equipment - net	45,534	44,424
Goodwill	2,863	2,863
Other assets - net	10,027	8,329

	$123,332	$124,730

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,174	$7,797
Accrued expenses	3,213	4,685
Current portion of deferred revenue	200	200
Line of credit	3,000	—
Current portion of long-term debt	2,270	2,240

Total current liabilities	16,857	14,922
Long-term debt - less current portion	6,706	7,919
Deferred tax liabilities	746	1,171
Deferred revenue	1,016	1,116

Total liabilities	25,325	25,128

Stockholders’ Equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 26,735,955 and 26,648,187 shares issued and outstanding, respectively	27	27
Additional paid-in capital	103,473	102,847
Accumulated deficit	(5,469)	(3,222)
Deferred compensation	(10)	(36)
Less treasury stock, 133,296 shares	(14)	(14)

Total stockholders’ equity	98,007	99,602

	$123,332	$124,730

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Revenues:
Fees from tissue distribution	$16,941	$22,400	$31,027	$45,482
Other revenues	613	684	1,497	1,246

Total net revenues	17,554	23,084	32,524	46,728
Costs of processing and distribution	12,585	13,385	22,932	28,328

Gross profit	4,969	9,699	9,592	18,400

Expenses:
Marketing, general and administrative	5,096	6,022	10,782	11,575
Research and development	1,389	1,159	2,362	2,014

Total expenses	6,485	7,181	13,144	13,589

Operating (loss) income	(1,516)	2,518	(3,552)	4,811

Other (expense) income:
Interest expense	(209)	(214)	(415)	(509)
Interest income	26	13	59	47

Net interest expense	(183)	(201)	(356)	(462)

(Loss) income before income tax benefit (expense)	(1,699)	2,317	(3,908)	4,349
Income tax benefit (expense)	702	(810)	1,661	(1,461)

Net (loss) income	$(997)	$1,507	$(2,247)	$2,888

Net (loss) income per common share - basic	$(0.04)	$0.06	$(0.08)	$0.11

Net (loss) income per common share - diluted	$(0.04)	$0.06	$(0.08)	$0.11

Weighted average shares outstanding - basic	26,735,602	26,551,914	26,735,029	26,549,723

Weighted average shares outstanding - diluted	26,735,602	27,009,598	26,735,029	27,069,233

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net (loss) income	$(997)	$1,507	$(2,247)	$2,888
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	1,118	1,098	2,224	2,198
Amortization of deferred financing costs	43	39	88	50
Provision for bad debts	26	60	26	120
Provision for inventory writedowns	—	—	158	—
Provision for product returns	—	11	—	11
Amortization of deferred revenue	(50)	(91)	(100)	(183)
Deferred income tax provision	(702)	716	(1,661)	1,352
Deferred stock-based compensation and nonqualified option expense	9	67	26	129
Derivative loss	—	—	—	61
Changes in assets and liabilities:
Accounts receivable	791	78	2,313	(1,609)
Inventories	(724)	(565)	(3,697)	383
Prepaid and other current assets	28	(184)	(3)	72
Other assets	(124)	(66)	(223)	(158)
Accounts payable	(194)	(11,413)	(198)	(11,372)
Accrued expenses	52	60	(1,472)	(419)

Net cash used in operating activities	(724)	(8,683)	(4,766)	(6,477)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,541)	(586)	(2,722)	(1,062)
Purchase of intellectual property	—	—	(1,600)	—
Decrease in restricted deposits	—	—	—	14,757

Net cash (used in) provided by investing activities	(2,541)	(586)	(4,322)	13,695

Cash flows from financing activities:
Proceeds from exercise of stock options	5	105	469	138
Payment made to terminate swap agreement	—	—	—	(1,613)
Payments on capital lease and note obligations	(565)	(787)	(1,183)	(1,111)
Payments on note payable	—	—	—	(12,068)
Proceeds from issuance of term loan	—	—	—	9,000
Proceeds from revolving line of credit	3,000	—	3,000	—
Debt issuance costs	—	(145)	—	(832)

Net cash provided by (used in) financing activities	2,440	(827)	2,286	(6,486)

Net (decrease) increase in cash and cash equivalents	(825)	(10,096)	(6,802)	732
Cash and cash equivalents, beginning of period	5,507	20,879	11,484	10,051

Cash and cash equivalents, end of period	$4,682	$10,783	$4,682	$10,783

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Six Months Ended June 30, 2005 and 2004

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

The consolidated financial statements include the accounts of RTI and its wholly owned subsidiaries, Regeneration Technologies, Inc. – Cardiovascular (formerly Alabama Tissue Center, Inc.), Biological Recovery Group (inactive), and RTI Services, Inc. (collectively, the “Company”).

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

Reclassifications— In our condensed consolidated statements of cash flows for the six months ended June 30, 2005, the Company changed the classification of changes in restricted cash balances to present such changes as an investing activity. The Company previously presented such changes as a financing activity. In the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2004, we reclassified changes in restricted cash balances to be consistent with our 2005 presentation which resulted in a $14,757 increase to investing cash flows and a corresponding decrease to financing cash flows from the amounts previously reported.

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2004, as previously reported, have been reclassified to conform to the 2005 presentations.

2. Stock Based Compensation

Options to purchase approximately 3,250,279 shares of common stock at prices ranging from $1.30 to $14.95 per share were outstanding as of June 30, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss) income:
As reported	$(997)	$1,507	$(2,247)	$2,888
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	7	—	15
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(373)	(400)	(734)	(818)

Pro forma net (loss) income	$(1,370)	$1,114	$(2,981)	$2,085

Net (loss) income per common share:
Basic, as reported	$(0.04)	$0.06	$(0.08)	$0.11
Basic, pro forma	$(0.05)	$0.04	$(0.11)	$0.08
Diluted, as reported	$(0.04)	$0.06	$(0.08)	$0.11
Diluted, pro forma	$(0.05)	$0.04	$(0.11)	$0.08

The Company recorded deferred compensation expense for options granted during the period October 1, 1999 through March 31, 2000 of $9 and $48 for the three months ended June 30, 2005 and 2004, respectively, and $26 and $110 for the six months ended June 30, 2005 and 2004, respectively.

3. Earnings Per Share

A reconciliation of the weighted average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic shares	26,735,602	26,551,914	26,735,029	26,549,723
Effect of dilutive stock options	—	457,684	—	519,510

Diluted shares	26,735,602	27,009,598	26,735,029	27,069,233

For the three months ended June 30, 2005 and 2004, approximately 1,706,000 and 1,645,000, respectively, and for the six months ended June 30, 2005 and 2004, approximately 1,693,000 and 1,868,000, respectively, of issued stock options were not included in the computation of diluted earnings per share because they were anti-dilutive. Additionally, for the three months ended June 30, 2005 and six months ended June 30, 2005, options to purchase 327,483 and 395,724, respectively, shares of common stock were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from operations is reported.

4. Goodwill and Other Intangible Assets

The carrying value of goodwill was $2,863 at June 30, 2005 and December 31, 2004.

The Company’s intangible assets are recorded as a component of noncurrent other assets – net in the accompanying condensed consolidated balance sheets. Amortization expense for the six months ended June 30, 2005 and 2004 was $37 and $9, respectively. Management estimates amortization expense of $76 for each of the next five years.

On January 21, 2005 the Company purchased all patents and intellectual property rights from Southeast Tissue Alliance (“SETA”), the Company’s largest tissue recovery agency, for $1,600. As part of the patent assignment agreement, the Company will pay SETA a 1.25% quarterly royalty associated with all product distributions related to the assigned patents.

5. Inventories

Inventories by stage of completion are as follows:

	June 30, 2005	December 31, 2004
Unprocessed donor tissue	$6,030	$5,114
Tissue in process	23,849	22,433
Implantable donor tissue	12,951	11,801
Supplies	1,140	1,083

	$43,970	$40,431

During the six month periods ended June 30, 2005 and 2004, the Company had inventory write-downs of $123 and $0, respectively, due to estimated obsolescence.

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

At June 30, 2005, net deferred tax assets were approximately $6,882. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance at June 30, 2005 of $568, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. During the six months ended June 30, 2005, the Company’s effective tax rate was positively impacted by tax credits recognized for qualified research and development expenses incurred, as well as the reversal of certain valuation allowances against our future realization of certain deferred tax assets. The Company decreased its valuation allowance as it has determined that it is probable that $87 of certain deferred tax assets will be realized, based on the characteristics of the research and development expenditures incurred.

8. Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income taxes paid during the period	$—	$—	$40	$70
Interest paid during the period	151	175	308	398
Noncash insurance financing	—	278	—	550
Accrual for purchases of property, plant and equipment	576	—	576	—

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Fees from tissue distribution:
Spinal	$11,068	$14,976	$19,106	$30,847
Sports medicine	1,996	2,275	4,239	5,055
Cardiovascular	1,853	1,604	4,041	3,131
General orthopedic	2,024	3,545	3,641	6,449
Other non-tissue	613	684	1,497	1,246

Total	$17,554	$23,084	$32,524	$46,728

10. Long-Term Obligations

Long-term obligations are as follows:

	June 30, 2005	December 31, 2004
Term loan	$7,125	$7,895
Capital leases	1,851	2,264

	8,976	10,159
Less current portion	(2,270)	(2,240)

	$6,706	$7,919

On February 20, 2004, the Company entered into a new long-term financing agreement with a major financial institution. The new agreement consists of a $9,000 five-year term loan and a five-year $16,000 revolving line of credit. The $9,000 term loan calls for monthly principal payments of $125. Interest on the new loan agreement is paid monthly at LIBOR plus 4.25% (7.59% at June 30, 2005). Under the $16,000 revolving line of credit, the Company can borrow up to the maximum eligible amount, based on certain outstanding receivables and inventories. Interest on outstanding amounts under the revolving line of credit is payable monthly at LIBOR plus 3.75%. There is a 0.5% fee payable monthly on the unused portion of the revolving credit facility. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and certain property and equipment.

The financing agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must maintain certain financial covenant ratios, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement.

As of June 30, 2005, the Company’s total outstanding debt under this long-term financing agreement consisted of its term loan of $7,125 and $3,000 outstanding under the revolving line of credit.

One of the provisions of the Company’s long-term financing agreement requires that a four-quarter rolling average operating cash flow to fixed charges ratio of 1.2 to 1.0 be maintained at the end of each quarterly reporting period. As a result of the losses incurred by the Company during the six months ended June 30, 2005, the Company did not meet this requirement for the quarter ended June 30, 2005. The Company received a letter from its lender dated August 4, 2005, waiving the non compliance with the covenant for the quarter ended June 30, 2005. The lender has removed the operating cash flow to fixed charges covenant for the third and fourth quarters of 2005 and replaced it with a requirement for minimum EBITDA, on a trailing four-quarters basis, of $3,600 and $4,600, respectively. Management believes that the Company will be able to fully comply with the revised covenants for the periods indicated; however, there can be no assurance it will be able to do so.

In conjunction with the waiver the lender has placed a $3,000 reserve against available amounts of borrowing until the earlier of 1) lender’s good faith credit judgment such reserve is no longer necessary and 2) the Company is in compliance with the ratio of operating cash flow to fixed charges for the quarter ending March 31, 2006. Therefore, the Company has $3,200 of available credit as of June 30, 2005.

11. Related Parties

During the three months ended June 30, 2005 and 2004, the Company recognized revenues of $1,696 and $1,735, respectively, from distributions to Stryker Endoscopy, a division of Stryker Corporation (Stryker), representing 9.7% and 7.5% of our total net revenues. During the six months ended June 30, 2005 and 2004, the Company recognized revenues of $3,372 and $3,670, respectively, from distributions to Stryker Endoscopy, a division of Stryker Corporation, representing 10.4% and 7.9% of our total net revenues. A member of our board of directors serves as a non-executive officer of Stryker Corporation.

12. Commitments

The Company has entered into an agreement for the build out of a new processing facility for its wholly owned subsidiary Regeneration Technologies, Inc. – Cardiovascular (formerly Alabama Tissue Center, Inc.) in Birmingham, Alabama which is expected to be completed and fully operational by September 30, 2005. As of June 30, 2005, $573 remains on this purchase commitment.

13. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of June 30, 2005 will have a material adverse impact on its financial position or results of operations.

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

Management Overview: Recent Developments

On February 17, 2005 we announced that we had engaged an investment banking firm to explore strategic alternatives available to us including, but not limited to, a possible sale or merger with a third party; new strategic alliances; or additional or alternative distribution models for both allograft and xenograft products. Since that time, we performed a thorough review of various strategic alternatives to enhance shareholder value. In May, 2005 we announced that our board of directors had determined that, the best alternative available to us, for our shareholders, employees and customers is to remain an independent company and continue to consider new strategic alliances or additional or alternative distribution models for both allograft and xenograft products.

During the first six months of 2005 we operated our business to allow us to meet our long term financial goals as set forth in our Annual Report on Form 10-K. During the period in which we were exploring strategic alternatives we experienced shortfalls in expected orders from our key distributors. Donor recovery activities continued as planned which has resulted in an increase in inventories because customer orders have been well below our expectations. We believe that this slowdown was due at least in part to our evaluation of strategic alternatives.

In June and July of 2005 revenues reached $7.0 million and $7.5 million, respectively, and are more representative of historical ordering patterns. These revenue levels allowed the company to return to profitability during these months. Based on discussions with our major customers and expectations for orders for the remainder of the year, we believe revenues will continue to reflect historical ordering patterns. In addition, in June, we announced plans to develop our own distribution force to market and distribute our sports medicine and conventional tissue products, and a new alliance with ATS Medical to distribute our cardiovascular products. These changes in our distribution model will diversify and expand distribution for these product areas and therefore increase revenues and operating margins on these products beginning in the fourth quarter of 2005.

However, if customer orders do not continue to improve from levels experienced during the first six months it would have a material adverse effect on the Company.

Three Months Ended June 30, 2005 Compared With Three Months Ended June 30, 2004

Net Revenues. Our net revenues decreased by $5.5 million, or 24.0%, to $17.6 million for the three months ended June 30, 2005 from $23.1 million for the three months ended June 30, 2004.

Spinal - Net revenues from spinal allografts decreased $3.9 million, or 26.1%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Spinal allograft net revenues decreased as a result of our exclusive distributor, Medtronic Sofamor Danek (“MSD”), decreasing its orders for spinal implants.

Sports Medicine - Net revenues from sports medicine allografts decreased $279,000, or 12.3%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Net revenues from sports medicine decreased as a result of lower production levels experienced in our processing plant and fewer donors processed during the quarter ended June 30, 2005 when compared to the quarter ended June 30, 2004.

General Orthopedic - Net revenues from general orthopedic allografts decreased $1.5 million, or 42.9%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Net revenues from general orthopedic distributions decreased due to a slow down in orders from Exactech, our exclusive distributor of bone paste for orthopedic purposes. Exactech decreased their orders by $475,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. We also experienced lower orders from MSD and our independent network of distributors for conventional tissue products.

Cardiovascular - Net revenues from cardiovascular distributions increased $249,000, or 15.5%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The volume increases are directly related to an increase in donor recoveries as the demand for many of our cardiovascular grafts continues to exceed supply.

Other non-tissue - Net revenues from other non-tissue revenues, which consist of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, grant revenues, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, decreased by $71,000, or 10.4%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Costs of Processing and Distribution. Costs of processing and distribution decreased by $800,000, or 6.0%, to $12.6 million for the three months ended June 30, 2005 from $13.4 million for the three months ended June 30, 2004. As a percentage of net revenues, costs of processing and distribution increased from 58.0% for the three months ended June 30, 2004 to 71.7% for the three months ended June 30, 2005. Our costs of processing and distribution were affected by our production plant running lower than normal capacity levels due to lower orders for our implants, higher tissue recovery costs, and the mix of products produced and shipped during the quarter. As a result of the lower production levels, our fixed costs per unit produced were 32% higher for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The proportion of cervical units produced during the quarter was higher than our spinal lumbar units when compared to the three months ended June 30, 2004. The per unit cost to produce cervical units is greater as a percentage of revenue, than that for our spinal lumbar units.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $926,000, or 15.4%, to $5.1 million for the three months ended June 30, 2005 from $6.0 million for the three months ended June 30, 2004 due to lower compensation costs of $513,000 and lower property taxes of $236,000. These expenses increased as a percentage of net revenues from 26.1% for the three months ended June 30, 2004 to 29.0% for the three months ended June 30, 2005 as a result of lower revenues.

Research and Development Expenses. Research and development expenses increased by $230,000, or 19.8%, to $1.4 million for the three months ended June 30, 2005 from $1.2 million for the three months ended June 30, 2004. As a percentage of net revenues, research and development expenses increased from 5.0% for the three months ended June 30, 2004 to 7.9% for the three months ended June 30, 2005 as a result of a decrease in net revenues and an increase in product development efforts in anticipation of new product offerings in 2005 and beyond.

Net Interest Expense. Net interest expense was $183,000 for the three months ended June 30, 2005 compared to $201,000 for the three months ended June 30, 2004. Interest income for the three months ended June 30, 2005 was $26,000 compared to interest income of $13,000 for the three months ended June 30, 2004.

Income Tax Benefit (Expense). Income tax benefit for the three months ended June 30, 2005 was $702,000 compared to income tax expense of $810,000 for the three months ended June 30, 2004. Our effective tax rate for the three months ended June 30, 2005 was 41%, compared to 35% for the three months ended June 30, 2004. Our effective tax rate for the three months ended June 30, 2005 was impacted by a tax credit recognized for qualified research and development expenses incurred.

Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004

Net Revenues. Our net revenues decreased by $14.2 million, or 30.4%, to $32.5 million for the six months ended June 30, 2005 from $46.7 million for the six months ended June 30, 2004.

Spinal - Net revenues from spinal allografts decreased $11.7 million, or 38.1%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Spinal allograft net revenues decreased as a result of our exclusive distributor, MSD, decreasing its orders for spinal implants.

Sports Medicine - Net revenues from sports medicine allografts decreased $816,000, or 16.1%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Net revenues from sports medicine decreased as a result of lower production levels experienced in our processing plant and fewer donors processed during the six months ended June 30, 2005 when compared to the six months ended June 30, 2004.

General Orthopedic - Net revenues from general orthopedic allografts decreased $2.8 million, or 43.5%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Net revenues from general orthopedic distributions decreased due to a slow down in orders from Exactech, our exclusive distributor of bone paste for orthopedic purposes. Exactech decreased their orders by $857,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. We also experienced lower orders from MSD and our independent network of distributors for conventional tissue products.

Cardiovascular - Net revenues from cardiovascular distributions increased $910,000, or 29.1%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The volume increases are directly related to an increase in donor recoveries as the demand for many of our cardiovascular grafts continues to exceed supply.

Other non-tissue - Net revenues from other non-tissue revenues, which consist of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, grant revenues, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $251,000, or 20.1%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase is related to higher recovery fees from other tissue processors.

Costs of Processing and Distribution. Costs of processing and distribution decreased by $5.4 million, or 19.0%, to $22.9 million for the six months ended June 30, 2005 from $28.3 million for the six months ended June 30, 2004. As a percentage of net revenues, costs of processing and distribution increased from 60.6% for the six months ended June 30, 2004 to 70.5% for the six months ended June 30, 2005. Our costs of processing and distribution were affected by our production plant running lower than normal capacity levels primarily due to lower orders for our implants, higher tissue recovery costs, and the mix of products produced and shipped during the quarter. As a result of the lower production levels, our fixed costs per unit produced were 20% higher for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The proportion of cervical units produced during the quarter was higher than our spinal lumbar units when compared to the six months ended June 30, 2004. The per unit cost to produce cervical units is greater as a percentage of revenue, than that for our spinal lumbar units.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $793,000, or 6.9%, to $10.8 million for the six months ended June 30, 2005 from $11.6 million for the six months ended June 30, 2004 due to lower compensation costs of $806,000 and lower property taxes of $241,000. These expenses increased as a percentage of net revenues from 24.8% for the six months ended June 30, 2004 to 33.2% for the six months ended June 30, 2005 primarily as a result of lower revenues.

Research and Development Expenses. Research and development expenses increased by $348,000, or 17.3%, to $2.4 million for the six months ended June 30, 2005 from $2.0 million for the six months ended June 30, 2004. As a percentage of net revenues, research and development expenses increased from 4.3% for the six months ended June 30, 2004 to 7.3% for the six months ended June 30, 2005 as a result of a decrease in net revenues and an increase in product development efforts in anticipation of new product offerings in 2005 and beyond.

Net Interest Expense. Net interest expense was $356,000 for the six months ended June 30, 2005 compared to $462,000 for the six months ended June 30, 2004. Included in net interest expense for the six months ended June 30, 2004 was a $61,000 loss associated with our previously outstanding interest rate swap agreement. The swap agreement was terminated on February 20, 2004.

Income Tax Benefit (Expense). Income tax benefit for the six months ended June 30, 2005 was $1.7 million compared to income tax expense of $1.5 million for the six months ended June 30, 2004. Our effective tax rate for the six months ended June 30, 2005 was 43%, compared to 34% for the six months ended June 30, 2004. Our effective tax rate for the six months ended June 30, 2005 was impacted by tax credits recognized for qualified research and development expenses incurred, as well as the reversal of certain valuation allowances against our future realization of certain deferred tax assets.

Liquidity and Capital Resources

Cash Flows.

Our net cash used in operating activities was $4.8 million for the six months ended June 30, 2005, compared to $6.5 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, cash was provided by a decrease in our accounts receivable of $2.3 million and primary uses of cash were a net loss of $2.2 million, an increase in inventories of $3.7 million, and a $1.5 million decrease in accrued expenses. Significant non-cash adjustments to operating activities for the six months ended June 30, 2005 included depreciation and amortization expense of $2.2 million. Our accounts receivable days sales outstanding were 34 at June 30, 2005 compared to 35 for year ended December 31, 2004. Our inventory days outstanding were 305 annualized for the six months ended June 30, 2005, compared to 262 for year ended December 31, 2004. The increase in inventory days is the result of the increase in inventory levels and the lower annualized revenues as a result of the lower revenues experienced for the six months ended June 30, 2005. During the six months ended June 30, 2004, primary use of cash was a reduction in accounts payable of $11.4 million which included a $10.2 million payment to MSD for management service fee obligations which were recognized under the terms of the prior distribution agreement.

Our cash used in investing activities was $4.3 million for the six months ended June 30, 2005 compared to net cash provided by investing activities of $13.7 million for the six months ended June 30, 2004. Investing activities for the six months ended June 30, 2005 consisted of a $1.6 million acquisition of intellectual property rights and $2.7 million of purchases of property, plant, and equipment, primarily related to the build out of our new cardiovascular processing facility in Birmingham, Alabama. Cash provided by investing activities for the six months ended June 30, 2004 consisted of a $14.8 million decrease in restricted deposits, offset by cash used in investing activities of $1.1 million for purchases of property, plant and equipment.

Our net cash provided by financing activities was $2.3 million for the six months ended June 30, 2005 compared to net cash used in financing activities of $6.5 million for the six months ended June 30, 2004. Cash provided by financing activities for the six months ended June 30, 2005 consisted of $3.0 million borrowed under the revolving line of credit and $469,000 of proceeds from exercises of stock options, offset by $1.2 million of payments made on our outstanding term loan and capital lease obligations. Cash provided by financing activities for the six months ended June 30, 2004 consisted of proceeds of $9.0 million from issuance of our new term loan. Cash used in financing activities for the six months ended June 30, 2004 consisted of the repayment of our previous term loan of $12.1 million, a $1.6 million payment made to terminate a swap agreement and payments on capital lease and note obligations of $1.1 million.

Liquidity.

As of June 30, 2005, we had $4.7 million of cash and cash equivalents. On May 4, 2005 we borrowed $3.0 million on our $16.0 million revolving line of credit. As a result of the losses incurred during the six months ended June 30, 2005, we failed to meet the operating cash flow to fixed charges ratio set forth in our long-term financing agreement. As a result of this violation, the lender has placed a $3.0 million reserve against the remaining available borrowing amounts under the revolving line of credit. As a result, $3.2 million remained available under the revolving line of credit as of June 30, 2005. We believe that our working capital as of June 30, 2005, together with our borrowing ability under our revolving line of credit, will be adequate to fund our operations for at least the next 12 months. However, if customer orders do not continue to improve from levels experienced during the first half of 2005, it will have a material adverse effect on our liquidity.

Certain Commitments.

We have entered into an agreement for the build out a new processing facility for our wholly owned subsidiary Regeneration Technologies, Inc. – Cardiovascular (formerly Alabama Tissue Center, Inc.) in Birmingham, Alabama which is expected to be completed and fully operational by September 30, 2005. As of June 30, 2005, $573,000 remains on this purchase commitment.

On February 20, 2004, we entered into a new long-term financing agreement with a major financial institution. The new agreement consists of a $9.0 million five-year term loan and a five-year $16.0 million revolving line of credit. The $9.0 million term loan calls for monthly principal payments of $125,000. As of June 30, 2005, the term loan balance was $7.1 million. Interest on the new loan agreement is paid monthly at LIBOR plus 4.25% (7.59% at June 30, 2005). Under the $16.0 million revolving line of credit, we can borrow up to the maximum eligible amount, based on certain outstanding receivables and inventories. Interest on outstanding amounts under the revolving credit loan is payable monthly at LIBOR plus 3.75%. There is a 0.5% fee payable monthly on the unused portion of the revolving credit facility. The term loan and revolving line of credit are collateralized by substantially all of our assets, including accounts receivable, inventories and certain property and equipment.

The financing agreement also contains various restrictive covenants, which limit, among other things, indebtedness, liens and business combination transactions. In addition, we must maintain certain financial covenant ratios, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement.

As of June 30, 2005, our total outstanding debt under this long-term financing agreement consisted of its term loan of $7.1 million and $3.0 million outstanding under the revolving line of credit.

One of the provisions of our long-term financing agreement requires that a four-quarter rolling average operating cash flow to fixed charges ratio of 1.2 to 1.0 be maintained at the end of each quarterly reporting period. As a result of the losses we incurred during the six months ended June 30, 2005, we did not meet this requirement for the quarter ended June 30, 2005. We received a letter from our lender dated August 4, 2005, waiving the non compliance with the covenant for the quarter ended June 30, 2005. The lender has removed the operating cash flow to fixed charges covenant for the third and fourth quarters of 2005 and replaced it with a requirement for minimum EBITDA, on a trailing four-quarters basis, of $3.6 million and $4.6 million, respectively. Management believes that we will be able to fully comply with the revised covenants for the periods indicated; however, there can be no assurance it will be able to do so.

In conjunction with the waiver the lender has placed a $3.0 million reserve against available amounts of borrowing until the earlier of 1) lender’s good faith credit judgment such reserve is no longer necessary and 2) we are in compliance with the ratio of operating cash flow to fixed charges for the quarter ending March 31, 2006. Therefore, we have $3.2 million of available credit as of June 30, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Severance Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison dated February 15, 2005.

10.2	Retention Agreement between Regeneration Technologies, Inc. and Thomas F. Rose dated February 15, 2005.

10.3	Retention Agreement between Regeneration Technologies, Inc. and Roger W. Rose dated February 15, 2005.

10.4	Retention Agreement between Regeneration Technologies, Inc. and Caroline Hartill dated February 15, 2005.

10.5	Retention Agreement between Regeneration Technologies, Inc. and Joseph W. Condon dated February 15, 2005.

10.6	Retention Agreement between Regeneration Technologies, Inc. and William Melendez dated February 15, 2005.

10.7	Retention Agreement between Regeneration Technologies, Inc. and Jeffrey Schumm dated February 15, 2005.

31.1	Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 9, 2005