Form 10-Q
period 2005-09-30
REGENERATION TECHNOLOGIES INC
filed 2005-11-09
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Shares of common stock, $0.001 par value, outstanding on October 28, 2005: 29,677,963

REGENERATION TECHNOLOGIES, INC.

FORM 10-Q For the Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$23,198	$11,484
Accounts receivable - less allowances of $1,009 in 2005 and $1,037 in 2004	10,214	9,544
Inventories	39,806	40,431
Prepaid and other current assets	1,208	1,420
Deferred tax assets - current	7,631	6,235

Total current assets	82,057	69,114
Property, plant and equipment - net	44,991	44,424
Deferred tax assets	547	—
Goodwill	2,863	2,863
Other assets - net	10,167	8,329

Total assets	$140,625	$124,730

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,746	$7,797
Accrued expenses	4,659	4,685
Current portion of deferred revenue	200	200
Current portion of long-term debt	2,283	2,240

Total current liabilities	13,888	14,922
Long-term debt - less current portion	6,129	7,919
Deferred tax liabilities	—	1,171
Deferred revenue	965	1,116

Total liabilities	20,982	25,128

Stockholders’ Equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 29,677,963 and 26,648,187 shares issued and outstanding, respectively	30	27
Additional paid-in capital	126,698	102,847
Accumulated deficit	(7,066)	(3,222)
Deferred compensation	(5)	(36)
Less treasury stock, 133,296 shares	(14)	(14)

Total stockholders’ equity	119,643	99,602

Total liabilities and stockholders’ equity	$140,625	$124,730

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Revenues:
Fees from tissue distribution	$22,089	$22,289	$53,116	$67,771
Other revenues	460	479	1,957	1,725

Total net revenues	22,549	22,768	55,073	69,496
Costs of processing and distribution	17,955	13,347	40,887	41,675

Gross profit	4,594	9,421	14,186	27,821

Expenses:
Marketing, general and administrative	5,947	5,576	16,729	17,151
Research and development	1,260	951	3,622	2,965

Total expenses	7,207	6,527	20,351	20,116

Operating (loss) income	(2,613)	2,894	(6,165)	7,705

Other (expense) income:
Interest expense	(217)	(217)	(632)	(726)
Interest income	81	19	140	66

Net interest expense	(136)	(198)	(492)	(660)

(Loss) income before income tax (expense) benefit	(2,749)	2,696	(6,657)	7,045
Income tax benefit (expense)	1,152	(1,043)	2,813	(2,504)

Net (loss) income	$(1,597)	$1,653	$(3,844)	$4,541

Net (loss) income per common share - basic	$(0.06)	$0.06	$(0.14)	$0.17

Net (loss) income per common share - diluted	$(0.06)	$0.06	$(0.14)	$0.17

Weighted average shares outstanding - basic	27,834,975	26,625,999	27,132,660	26,575,956

Weighted average shares outstanding - diluted	27,834,975	27,053,585	27,132,660	27,070,782

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net (loss) income	$(1,597)	$1,653	$(3,844)	$4,541
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,121	1,135	3,345	3,333
Amortization of deferred financing costs	43	41	131	92
(Reduction of) provision for bad debts	—	(140)	26	(220)
Provision for inventory writedowns	2,084	385	2,242	385
Reduction of provision for product returns	—	(11)	—	—
Amortization of deferred revenue	(50)	(91)	(150)	(274)
Deferred income tax provision	(1,130)	996	(2,791)	2,348
Deferred stock-based compensation and nonqualified option expense	5	50	31	179
Derivative loss	—	—	—	61
Changes in assets and liabilities:
Accounts receivable	(3,009)	(2,458)	(696)	(3,867)
Inventories	2,080	(792)	(1,617)	(409)
Prepaid and other current assets	219	(86)	216	(564)
Other assets	(206)	(115)	(430)	(274)
Accounts payable	(1,348)	808	(1,547)	(10,564)
Accrued expenses	1,445	(103)	(26)	28

Net cash (used in) provided by operating activities	(343)	1,272	(5,110)	(5,205)

Cash flows from investing activities:
Purchases of property, plant and equipment	(638)	(1,126)	(3,359)	(2,188)
Purchase of intellectual property	—	—	(1,600)	—
Decrease in restricted deposits	—	—	—	14,757

Net cash (used in) provided by investing activities	(638)	(1,126)	(4,959)	12,569

Cash flows from financing activities:
Proceeds from stock offering	23,940	—	23,940	—
Stock issuance costs	(1,565)	—	(1,565)	—
Proceeds from exercise of stock options	686	337	1,155	475
Payment made to terminate swap agreement	—	—	—	(1,613)
Payments on capital lease and note obligations	(564)	(787)	(1,747)	(1,898)
Payments on note payable	—	—	—	(12,068)
Proceeds from issuance of term loan	—	—	—	9,000
Proceeds from revolving line of credit	—	—	3,000	—
Payment on revolving line of credit	(3,000)	—	(3,000)	—
Debt issuance costs	—	(20)	—	(852)

Net cash provided by (used in) financing activities	19,497	(470)	21,783	(6,956)

Net increase (decrease) in cash and cash equivalents	18,516	(324)	11,714	408
Cash and cash equivalents, beginning of period	4,682	10,783	11,484	10,051

Cash and cash equivalents, end of period	$23,198	$10,459	$23,198	$10,459

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Nine Months Ended September 30, 2005 and 2004

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

The consolidated financial statements include the accounts of Regeneration Technologies Inc. and its wholly owned subsidiaries, Regeneration Technologies, Inc. – Cardiovascular (formerly Alabama Tissue Center, Inc.), Biological Recovery Group (inactive), and RTI Services, Inc. (collectively, the “Company”).

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

Reclassifications— In our condensed consolidated statements of cash flows for the nine months ended September 30, 2005, the Company changed the classification of changes in restricted cash balances to present such changes as an investing activity. The Company previously presented such changes as a financing activity. In the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2004, we reclassified changes in restricted cash balances to be consistent with our 2005 presentation which resulted in a $14,757 increase to investing cash flows and a corresponding decrease to financing cash flows from the amounts previously reported.

Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2004, as previously reported, have been reclassified to conform to the 2005 presentation.

2. Stock Based Compensation

Options to purchase 3,083,966 shares of common stock at prices ranging from $1.30 to $14.95 per share were outstanding as of September 30, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net (loss) income:
As reported	$(1,597)	$1,653	$(3,844)	$4,541
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	7	—	19
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(360)	(375)	(1,091)	(1,167)

Pro forma net (loss) income	$(1,957)	$1,285	$(4,935)	$3,393

Net (loss) income per common share:
Basic, as reported	$(0.06)	$0.06	$(0.14)	$0.17
Basic, pro forma	$(0.07)	$0.05	$(0.18)	$0.13
Diluted, as reported	$(0.06)	$0.06	$(0.14)	$0.17
Diluted, pro forma	$(0.07)	$0.05	$(0.18)	$0.13

The Company recorded deferred compensation expense for options granted during the period October 1, 1999 through March 31, 2000 of $5 and $46 for the three months ended September 30, 2005 and 2004, respectively, and $31 and $156 for the nine months ended September 30, 2005 and 2004, respectively.

3. Earnings Per Share

A reconciliation of the weighted average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic shares	27,834,975	26,625,999	27,132,660	26,575,956
Effect of dilutive stock options	—	427,586	—	494,826

Diluted shares	27,834,975	27,053,585	27,132,660	27,070,782

For the three months ended September 30, 2005 and 2004, approximately 1,666,000 and 1,651,000, respectively, and for the nine months ended September 30, 2005 and 2004, approximately 1,707,000 and 1,501,000, respectively, of issued stock options were not included in the computation of diluted earnings per share (“EPS”), because they were anti-dilutive. Additionally, for the three months ended September 30, 2005 and nine months ended September 30, 2005, options to purchase 460,249 and 432,202, respectively, shares of common stock were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from operations is reported.

4. Goodwill and Other Intangible Assets

The carrying value of goodwill was $2,863 at September 30, 2005 and December 31, 2004. The Company’s intangible assets are recorded as a component of noncurrent other assets – net in the accompanying condensed consolidated balance sheets.

On January 21, 2005 the Company purchased all patents and intellectual property rights from Southeast Tissue Alliance (“SETA”), the Company’s largest tissue recovery agency, for $1,600. As part of the patent assignment agreement, the Company will pay SETA a 1.25% quarterly royalty associated with all product distributions related to the assigned patents, which is included as a component of marketing, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Amortization expense of intangible assets for the three months ended September 30, 2005 and 2004 was $19 and $5, respectively, and for the nine months ended September 30, 2005 and 2004 was $57 and $15, respectively. Management estimates amortization expense of approximately $181 for each of the next five years.

5. Inventories

Inventories by stage of completion are as follows:

	September 30, 2005	December 31, 2004
Unprocessed donor tissue	$5,731	$5,114
Tissue in process	21,322	22,433
Implantable donor tissue	11,737	11,801
Supplies	1,016	1,083

	$39,806	$40,431

During the three months ended September 30, 2005 and 2004, the Company had inventory write-downs of $2,084 and $385, respectively, and for the nine months ended September 30, 2005 and 2004, of $2,242 and $385, respectively. The increase in inventory write-downs during the third quarter of 2005 was necessary to account for the obsolescence of certain allograft inventory on hand and the cost of replacement allografts for our affected distributors.

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

At September 30, 2005, net deferred tax assets were approximately $8,178. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance at September 30, 2005 of $579, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. During the three months ended September 30, 2005 and the nine months ended September 30, 2005 and 2004, the Company’s effective tax rate was positively impacted by tax credits recognized for qualified research and development expenses incurred, as well as the reversal of certain valuation allowances against our future realization of certain deferred tax assets. The Company decreased its valuation allowance as it has determined that it is probable that $76 of certain deferred tax assets will be realized, based on the characteristics of the research and development expenditures incurred.

8. Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income taxes paid during the period	$—	$35	$40	$105
Interest paid during the period	189	176	498	684
Accrual for purchases of property, plant and equipment	496	—	496	—

9. Segment Data

The Company processes human tissue received from various tissue recovery agencies and distributes the tissue through various channels. This one line of business represents 100% of consolidated fees from tissue distribution and is comprised of four primary product lines: spinal, sports medicine, cardiovascular and general orthopedic. The following table presents net revenues from tissue distribution and for other revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Fees from tissue distribution:
Spinal	$13,216	$14,969	$32,322	$45,816
Sports medicine	3,352	1,911	7,591	6,966
Cardiovascular	2,182	2,047	6,223	5,179
General orthopedic	3,339	3,362	6,980	9,810
Other revenues	460	479	1,957	1,725

Total	$22,549	$22,768	$55,073	$69,496

For the three and nine months ended September 30, 2005, the Company derived approximately 59.8% and 59.5%, respectively, of our total net revenues from a single customer, Medtronic Sofamor Danek (“MSD”).

10. Long-Term Obligations

Long-term obligations are as follows:

	September 30, 2005	December 31, 2004
Term loan	$6,750	$7,895
Capital leases	1,662	2,264

	8,412	10,159
Less current portion	(2,283)	(2,240)

	$6,129	$7,919

On February 20, 2004, the Company entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9,000 five-year term loan and a five-year $16,000 revolving line of credit. The $9,000 term loan calls for monthly principal payments of $125. Interest on the $9,000 term loan is paid monthly at LIBOR plus 4.25% (8.11% at September 30, 2005). Under the $16,000 revolving line of credit, the Company can borrow up to the maximum eligible amount, based on certain outstanding receivables and inventories. Interest on outstanding amounts under the revolving line of credit is payable monthly at LIBOR plus 3.75%. There is a 0.5% fee payable monthly on the unused portion of the revolving credit facility. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and certain property and equipment.

The financing agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must maintain certain financial covenant ratios, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement.

One of the provisions of the Company’s long-term financing agreement requires that a four-quarter rolling average operating cash flow to fixed charges ratio of 1.2 to 1.0 be maintained at the end of each quarterly reporting period. As a result of the losses incurred by the Company during the six months ended June 30, 2005, the Company did not meet this requirement for the quarter ended June 30, 2005. The Company received a letter from its lender dated August 4, 2005, waiving the compliance with the covenant for the quarter ended June 30, 2005. The lender has removed the operating cash flow to fixed charges covenant for the third and fourth quarters of 2005 and replaced it with a requirement for minimum EBITDA, on a trailing four-quarters basis, of $3,600 and $4,600, respectively. For the three months ended September 30, 2005, the Company, with the consent of the lender, classified estimated costs of $3,475 related to the product recall announced October 14, 2005 as a non-recurring item in the EBITDA calculation. As a result, the Company met this new covenant requirement. Management believes that the Company will be able to comply with the revised covenants for the remaining period indicated; however, there can be no assurance the Company will be able to do so.

In conjunction with the waiver of the covenant violation for the quarter ended June 30, 2005, the lender placed a $3,000 reserve against available amounts of borrowing under the revolving line of credit until the earlier of 1) lender’s good faith credit judgment such reserve is no longer necessary and 2) the Company is in compliance with the ratio of operating cash flow to fixed charges for the quarter ending March 31, 2006. Therefore, the Company has $8,621 of available credit as of September 30, 2005.

11. Common Stock

On August 29, 2005, the Company completed a private placement of 2,800,000 shares of common stock for $23,940. Transaction costs totaled $1,565. As part of the private placement transaction, the Company entered into a registration rights agreement with the stockholders who purchased these shares pursuant to which a registration statement for the resale of these shares became effective on October 3, 2005. The shares of common stock issued in this transaction are reflected in the shares issued and outstanding at September 30, 2005.

12. Related Parties

During the three months ended September 30, 2005 and 2004, the Company recognized revenues of $577 and $1,595, respectively, from distributions to Stryker Endoscopy, a division of Stryker Corporation, representing 2.6% and 7.0% of our total net revenues. During the nine months ended September 30, 2005 and 2004, the Company recognized revenues of $3,949 and $5,265, respectively, from distributions to Stryker Endoscopy, representing 7.2% and 7.6% of our total net revenues. A member of our board of directors serves as a non-executive officer of Stryker Corporation.

13. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of September 30, 2005 will have a material adverse impact on its financial position or results of operations.

14. Subsequent Event

On October 14, 2005, the Company issued a voluntary recall of certain allograft implants processed from donor tissue received from an unaffiliated donor recovery organization. The amount of tissue recalled totaled $3,326, which consists of write-downs of tissue inventories of $2,084 and replacement of distributor inventories of $1,242. These amounts are included in costs of processing and distribution in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005. In addition, the Company also recognized $150 of fees associated with legal and public relations services relating to the voluntary recall. These fees are included in marketing, general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005. The Company is pursing insurance recoveries as well as other legal remedies to offset the losses in future periods. There can be no assurance that any recovery will ultimately be received in the matter.

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

Management Overview: Recent Developments

On February 17, 2005, we announced that an investment banking firm had been engaged to explore strategic alternatives available to us including, but not limited to, a possible sale or merger with a third party; new strategic alliances; or additional or alternative distribution models for both allograft and xenograft products. In May, 2005 we announced that our board of directors had determined that, the best alternative available to us, for our shareholders, employees and customers was to remain an independent company and continue to consider new strategic alliances or additional or alternative distribution models for both allograft and xenograft products.

During the first six months of 2005 we operated our business to allow us to meet our long term financial goals as set forth in our Annual Report on Form 10-K. During the period in which we were exploring strategic alternatives we experienced shortfalls in expected orders from our key distributors. Donor recovery activities continued as planned which resulted in an increase in inventories because customer orders were well below our expectations. We believe that this slowdown was due at least in part to our evaluation of strategic alternatives. In the third quarter of 2005 revenues reached $22.5 million and are more representative of historical ordering patterns.

In June 2005, we announced plans to develop our own distribution force to market and distribute our sports medicine and conventional tissue products, and also a new alliance with ATS Medical to distribute our cardiovascular products. These changes in our distribution model will diversify and expand distribution for these products and we currently anticipate increased revenues and improved operating margins on these products beginning in the fourth quarter of 2005.

On August 29, 2005, we completed a private placement of 2,800,000 shares of common stock for $23.9 million. Transaction costs totaled $1.6 million. As part of the private placement transaction, we entered into a registration rights agreement with the stockholders who purchased these shares pursuant to which a registration statement for the resale of these shares became effective on October 3, 2005.

On October 14, 2005, we issued a voluntary recall of certain allograft implants processed from donor tissue received from an unaffiliated donor recovery organization. The amount of tissue recalled totaled $3.3 million, which consists of write-downs of tissue inventories of $2.1 million and replacement of distributor inventories of $1.2 million. We are pursing insurance recoveries as well as other legal remedies to offset the losses in future periods. There can be no assurance that any recovery will ultimately be received in the matter.

We estimate that fourth quarter revenues could be reduced by $4.0 million from historical ordering patterns due to the impact of the recall on our inventory position, the replacement of $1.2 million of distributor inventories, and a decrease in tissue recoveries due to the termination of the relationship with the unaffiliated recovery agency. In addition, our future business could also be impacted as a result of negative publicity and patient and surgeon reaction to the recall. Product recalls have the potential for damaging a Company’s reputation and could have a material adverse effect on the distribution of our products.

Three Months Ended September 30, 2005 Compared With Three Months Ended September 30, 2004

Net Revenues. Our net revenues decreased by $219,000, or 1.0%, to $22.5 million for the three months ended September 30, 2005 from $22.8 million for the three months ended September 30, 2004.

Spinal – Net revenues from spinal allografts decreased $1.8 million, or 11.7%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Spinal allograft net revenues decreased as a result of our exclusive distributor, Medtronic Sofamor Danek (“MSD”), decreasing its orders for spinal lumbar implants. Cervical units distributed as a percentage of total spinal units distributed increased to 56.6% from 46.2% for the three months ended September 30, 2005 and September 30, 2004, respectively. The average revenue per unit of cervical implants was 45.1% of the average revenue per unit of lumber implants for the three months ended September 30, 2005.

Sports Medicine – Net revenues from sports medicine allografts increased $1.4 million, or 75.4%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Sports medicine net revenues increased as a result of distributing product through our direct distribution network during the quarter ended September 30, 2005 when compared to the quarter ended September 30, 2004. Our direct distribution network distributes the product directly to end users as opposed to working through a distributor relationship, which results in a higher fee for each product distributed. In addition, unit volume distributions of our sports medicine allografts increased 17.4% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

General Orthopedic – Net revenues from general orthopedic allografts decreased $23,000, or 0.7%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Cardiovascular – Net revenues from cardiovascular distributions increased $135,000, or 6.6%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increased revenue is due to price increases.

Other revenues – Net revenues from other sources consist of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, decreased by $19,000, or 4.0%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Costs of Processing and Distribution. Costs of processing and distribution increased by $4.6 million, or 34.5%, to $18.0 million for the three months ended September 30, 2005 from $13.3 million for the three months ended September 30, 2004. As a percentage of net revenues, costs of processing and distribution increased from 58.6% for the three months ended September 30, 2004 to 79.6% for the three months ended September 30, 2005. On October 14, 2005, we issued the voluntary recall of certain allograft implants processed from donor tissue received from an unaffiliated donor recovery organization. The tissue recall, which totaled $3.3 million, consisted of write-downs of tissue inventories of $2.1 million and replacements of distributor inventories of $1.2 million. These amounts increased our costs of processing and distribution by 15.0% for the three months ended September 30, 2005. In addition, the proportion of cervical units produced during the quarter was higher than our spinal lumbar units when compared to the three months ended September 30, 2004. The per unit cost to produce cervical units is greater as a percentage of revenue than that for our spinal lumbar units. Cervical units distributed as a percentage of total spinal units distributed were 56.6% and 46.2% for the three months ended September 30, 2005 and September 30, 2004, respectively.

Additionally, our costs of processing and distribution continues to be affected by our production plant running lower than normal capacity levels due to lower orders for our implants and the mix of products produced and shipped during the quarter. As a result, our fixed costs per unit produced were 10.7% higher for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $371,000, or 6.7%, to $5.9 million for the three months ended September 30, 2005 from $5.6 million for the three months ended September 30, 2004 due to higher utilities costs of $88,000, a reduction in 2004 of $140,000 in our provision for bad debts, and a $150,000 charge for professional fees relating to the recall. These expenses increased as a percentage of net revenues from 24.5% for the three months ended September 30, 2004 to 26.4% for the three months ended September 30, 2005.

Research and Development Expenses. Research and development expenses increased by $309,000, or 32.5%, to $1.3 million for the three months ended September 30, 2005 from $1.0 million for the three months ended September 30, 2004. As a percentage of net revenues, research and development expenses increased from 4.2% for the three months ended September 30, 2004 to 5.6% for the three months ended September 30, 2005 as a result of an increase in product development efforts in anticipation of new product offerings in 2005 and beyond.

Net Interest Expense. Net interest expense was $136,000 for the three months ended September 30, 2005 compared to $198,000 for the three months ended September 30, 2004. Interest income for the three months ended September 30, 2005 was $81,000 compared to interest income of $19,000 for the three months ended September 30, 2004. The increase in interest income is due to the interest earned on the investment of proceeds received from our private placement of common stock on August 29, 2005.

Income Tax Benefit (Expense). Income tax benefit for the three months ended September 30, 2005 was $1.2 million compared to income tax expense of $1.0 million for the three months ended September 30, 2004. Our effective tax rate for the three months ended September 30, 2005 was 42%, compared to 39% for the three months ended September 30, 2004. Our tax benefit for the three months ended September 30, 2005 was positively impacted by a tax credit recognized for qualified research and development expenses.

Nine Months Ended September 30, 2005 Compared With Nine Months Ended September 30, 2004

Net Revenues. Our net revenues decreased by $14.4 million, or 20.8%, to $55.1 million for the nine months ended September 30, 2005 from $69.5 million for the nine months ended September 30, 2004.

Spinal – Net revenues from spinal allografts decreased $13.5 million, or 29.5%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Spinal allograft net revenues decreased primarily as a result of our exclusive distributor, MSD, decreasing its orders for spinal lumbar implants. Cervical units distributed as a percentage of total spinal units distributed increased to 55.7% from 47.2% for the nine months ended September 30, 2005 and September 30, 2004, respectively. The average revenue per unit of cervical implants was 38.7% of the average revenue per unit of lumber implants for the nine months ended September 30, 2005.

Sports Medicine – Net revenues from sports medicine allografts increased $625,000, or 9.0%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Sports medicine net revenues increased as a result of distributing product through our direct distribution network during the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004. Our direct distribution network distributes the product directly to end users as opposed to working through a distributor relationship, which results in a higher fee for each product distributed.

General Orthopedic – Net revenues from general orthopedic allografts decreased $2.8 million, or 28.8%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Net revenues from general orthopedic distributions decreased due to a $1.3 million reduction in orders from our exclusive distributor of bone paste for orthopedic purposes. We have also experienced lower orders from MSD and our independent network of distributors for conventional tissue products.

Cardiovascular – Net revenues from cardiovascular distributions increased $1.0 million, or 20.2%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increased revenue is due to price increases and a change in mix of products distributed.

Other revenues – Net revenues from other sources, which consist of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, grant revenues, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $232,000, or 13.4%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase is primarily related to higher fees relating to tissue recovered for other tissue processors which increased $815,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 which were offset by reductions in grant revenues of $511,000.

Costs of Processing and Distribution. Costs of processing and distribution decreased by $788,000, or 1.9%, to $40.9 million for the nine months ended September 30, 2005 from $41.7 million for the nine months ended September 30, 2004. As a percentage of net revenues, costs of processing and distribution increased from 60.0% for the nine months ended September 30, 2004 to 74.2% for the nine months ended September 30, 2005. On October 14, 2005 we issued the voluntary recall of certain allograft implants processed from donor tissue received from an unaffiliated donor recovery organization. The tissue recall, which totaled $3.3 million, consisted of write-downs of tissue inventories of $2.1 million and replacements of distributor inventories of $1.2 million. These amounts increased our costs of processing and distribution by 6.0% for the nine months ended September 30, 2005. In addition, the proportion of cervical units produced was higher than our spinal lumbar units for the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004. The per unit cost to produce cervical units is greater as a percentage of revenue than that for our spinal lumbar units. Cervical units distributed as a percentage of total spinal units distributed were 55.7% and 47.2% for the nine months ended September 30, 2005 and September 30, 2004, respectively.

Additionally, our costs of processing and distribution continues to be affected by our production plant running lower than normal capacity levels due to lower orders for our implants and the mix of products produced and shipped during the quarter. As a result, our fixed costs per unit produced were 16.5% higher for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $422,000, or 2.5%, to $16.7 million for the nine months ended September 30, 2005 from $17.1 million for the nine months ended September 30, 2004 due to lower compensation costs of $748,000 and property taxes of $329,000, partially offset by higher utilities costs of $215,000, insurance expense of $132,000, legal expense of $201,000, a reduction in 2004 of $220,000 in our provision for bad debts, and a $150,000 charge for professional fees relating to the recall. These expenses increased as a percentage of net revenues from 24.7% for the nine months ended September 30, 2004 to 30.4% for the nine months ended September 30, 2005 primarily as a result of lower revenues.

Research and Development Expenses. Research and development expenses increased by $657,000, or 22.2%, to $3.6 million for the nine months ended September 30, 2005 from $3.0 million for the nine months ended September 30, 2004. As a percentage of net revenues, research and development expenses increased from 4.3% for the nine months ended September 30, 2004 to 6.6% for the nine months ended September 30, 2005 as a result of a decrease in net revenues and an increase in product development efforts in anticipation of new product offerings in 2005 and beyond.

Net Interest Expense. Net interest expense was $492,000 for the nine months ended September 30, 2005 compared to $660,000 for the nine months ended September 30, 2004. Included in net interest expense for the nine months ended September 30, 2005 was interest income of $140,000 compared to $66,000 of interest income for the nine months ended September 30, 2004. The increase in interest income is due to the investment of proceeds received from our private placement of common stock on August 29, 2005. Also included in net interest expense for the nine months ended September 30, 2004 was a $61,000 loss associated with our previously outstanding interest rate swap agreement. The swap agreement was terminated on February 20, 2004.

Income Tax Benefit (Expense). Income tax benefit for the nine months ended September 30, 2005 was $2.8 million compared to income tax expense of $2.5 million for the nine months ended September 30, 2004. Our effective tax rate for the nine months ended September 30, 2005 was 42%, compared to 36% for the nine months ended September 30, 2004. Our tax benefit for the nine months ended September 30, 2005 was positively impacted by tax credits recognized for qualified research and development expenses, as well as, the reversal of certain valuation allowances against our future realization of certain deferred tax assets.

Liquidity and Capital Resources

Equity Financing.

On August 29, 2005, the Company completed a private placement of 2,800,000 shares of common stock for $23.9 million. Transaction costs totaled $1.6 million. As part of the private placement transaction, the Company entered into a registration rights agreement with the stockholders who purchased these shares pursuant to which a registration statement for the resale of these shares became effective on October 3, 2005.

Cash Flows - Three Months Ended September 30, 2005 Compared With Three Months Ended September 30, 2004.

Our net cash used in operating activities was $343,000 for the three months ended September 30, 2005, compared to net cash provided by operating activities of $1.3 million for the three months ended September 30, 2004. During the three months ended September 30, 2005 primary uses of cash were a net loss of $1.6 million, an increase in accounts receivable of $3.0 million, and a $1.3 million decrease in accounts payable. During the three months ended September 30, 2005 cash was provided by a decrease in inventories of $2.1 million, and an increase in accrued expenses of $1.4 million. Significant non-cash adjustments to operating activities for the three months ended September 30, 2005 included an increase in the deferred income tax provision of $1.1 million, and depreciation and amortization expense of $1.1 million. During the three months ended September 30, 2004, cash was provided by net income of $1.7 million, and an increase in accounts payable of $808,000, offset by a decrease in accounts receivable of $2.5 million.

Our cash used in investing activities was $638,000 for the three months ended September 30, 2005 compared to $1.1 million for the three months ended September 30, 2004. Our investing activities consisted of purchases of property, plant, and equipment, primarily related to our new cardiovascular processing facility in Birmingham, Alabama.

Our net cash provided by financing activities was $19.5 million for the three months ended September 30, 2005 compared to net cash used in financing activities of $470,000 for the three months ended September 30, 2004. Cash provided by financing activities for the three months ended September 30, 2005 consisted of net proceeds of $22.4 million from our private placement of common stock, and $686,000 of proceeds from exercises of stock options. Cash used in financing activities for the three months ended September 30, 2005 consisted of $564,000 of payments made on our outstanding term loan and capital lease obligations, and a $3.0 million payment on the revolving line of credit. Cash used in financing activities for the three months ended September 30, 2004 consisted primarily of payments on capital lease and note obligations of $787,000.

Cash Flows - Nine Months Ended September 30, 2005 Compared With Nine Months Ended September 30, 2004.

Our net cash used in operating activities was $5.1 million for the nine months ended September 30, 2005, compared to $5.2 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005 primary uses of cash were a net loss of $3.8 million, an increase in accounts receivable of $696,000, and a $1.5 million decrease in accounts payable. Significant non-cash adjustments to operating activities for the nine months ended September 30, 2005 included an increase in the deferred income tax provision of $2.8 million, and depreciation and amortization expense of $3.3 million. During the nine months ended September 30, 2004, the primary use of cash was a reduction in accounts payable of $10.6 million which included a $10.2 million payment to MSD for management service fee obligations which were recognized under the terms of the prior distribution agreement.

Our cash used in investing activities was $5.0 million for the nine months ended September 30, 2005 compared to net cash provided by investing activities of $12.6 million for the nine months ended September 30, 2004. Investing activities for the nine months ended September 30, 2005 consisted of a $1.6 million acquisition of intellectual property rights and $3.4 million of purchases of property, plant, and equipment, primarily related to our new cardiovascular processing facility in Birmingham, Alabama. Cash provided by investing activities for the nine months ended September 30, 2004 consisted of a $14.8 million decrease in restricted deposits, offset by purchases of property, plant and equipment of $2.2 million.

Our net cash provided by financing activities was $21.8 million for the nine months ended September 30, 2005 compared to net cash used in financing activities of $7.0 million for the nine months ended September 30, 2004. Cash provided by financing activities for the nine months ended September 30, 2005 consisted of net proceeds of $22.4 million from our private placement of common stock, $3.0 million borrowed under the revolving line of credit and $1.2 million of proceeds from exercises of stock options. Cash used in financing activities for the nine months ended September 30, 2005 consisted of $1.7 million of payments made on our outstanding term loan and capital lease obligations and a $3.0 million payment on the revolving line of credit. Cash provided by financing activities for the nine months ended September 30, 2004 consisted primarily of proceeds of $9.0 million from issuance of our term loan. Cash used in financing activities for the nine months ended September 30, 2004 consisted primarily of the repayment of our previous term loan of $12.1 million, a $1.6 million payment made to terminate a swap agreement and payments on capital lease and note obligations of $1.9 million.

Liquidity.

As of September 30, 2005, we had $23.2 million of cash and cash equivalents. On August 29, 2005, the Company completed a private placement of 2,800,000 shares of common stock resulting in net proceeds of $22.4 million. After the completion of the private placement, on August 31, 2005 we repaid the $3.0 million that was outstanding on our $16.0 million revolving line of credit.

Our accounts receivable days sales outstanding were 48 at September 30, 2005 compared to 35 for year ended December 31, 2004. The increase was caused by our transition to a direct distribution model. Our inventory days outstanding were 267 annualized for the nine months ended September 30, 2005, compared to 262 for year ended December 31, 2004. The increase in inventory days is primarily the result of the lower annualized revenues as a result of the lower revenues experienced during the nine months ended September 30, 2005.

During the six months ended June 30, 2005, we did not meet the operating cash flow to fixed charges ratio set forth in our long-term financing agreement. As a result of this violation, the lender placed a $3.0 million reserve against the remaining available borrowing amounts under the revolving line of credit. As a result, $8.6 million remained available under the revolving line of credit as of September 30, 2005. We believe that our working capital as of September 30, 2005, together with our borrowing ability under our revolving line of credit, will be adequate to fund our operations for at least the next 12 months.

Certain Commitments.

On February 20, 2004, we entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9.0 million five-year term loan and a five-year $16.0 million revolving line of credit. The $9.0 million term loan calls for monthly principal payments of $125,000. As of September 30, 2005, the term loan balance was $6.8 million. Interest on the $9.0 million term loan agreement is paid monthly at LIBOR plus 4.25% (8.11% at September 30, 2005). Under the $16.0 million revolving line of credit, we can borrow up to the maximum eligible amount, based on certain outstanding receivables and inventories. Interest on outstanding amounts under the revolving credit loan is payable monthly at LIBOR plus 3.75%. There is a 0.5% fee payable monthly on the unused portion of the revolving credit facility. The term loan and revolving line of credit are collateralized by substantially all of our assets, including accounts receivable, inventories and certain property and equipment.

The financing agreement also contains various restrictive covenants, which limit, among other things, indebtedness, liens and business combination transactions. In addition, we must maintain certain financial covenant ratios, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement.

The operating cash flows to fixed charges ratio requires that a four-quarter rolling average of 1.2 to 1.0 be maintained at the end of each quarterly reporting period. As a result of the losses we incurred during the first six months of 2005, we did not meet this requirement for the quarter ended June 30, 2005. We received a letter from our lender dated August 4, 2005, waiving the non-compliance with the covenant for the quarter ended June 30, 2005. The lender removed the operating cash flow to fixed charges covenant for the third and fourth quarters of 2005 and replaced it with a requirement for minimum EBITDA, on a trailing four-quarters basis, of $3.6 million and $4.6 million, respectively. For the three months ended September 30, 2005, with the consent of our lender, we classified estimated costs of $3.5 million related to the product recall announced October 14, 2005 as a non-recurring item in the EBITDA calculation. As a result, we met this new covenant requirement. Management believes that we will be able to comply with the revised covenants for the remaining period indicated; however, there can be no assurance we will be able to do so.

In conjunction with the waiver noted above for the quarter ended June 30, 2005, the lender placed a $3.0 million reserve against available amounts of borrowing under the revolving line of credit until the earlier of 1) lender’s good faith credit judgment such reserve is no longer necessary and 2) we are in compliance with the ratio of operating cash flow to fixed charges for the quarter ending March 31, 2006.

As of September 30, 2005, our total outstanding debt under this long-term financing agreement consisted $6.8 million related to the term loan. We repaid $3.0 million amount outstanding on the revolving line of credit on August 31, 2005; therefore, the entire eligible borrowing amount of $8.6 million was available at September 30, 2005. We believe that our working capital as of September 30, 2005, together with our borrowing ability under our revolving line of credit, will be adequate to fund our operations for at least the next 12 months.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We refer you to Item 1, note 13 entitled “Legal Actions.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously furnished in a current report on Form 8-K filed on August 29, 2005.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On July 26, 2005, we held our Annual Meeting of Stockholders. The matter voted on at the meeting and the result of the vote are as follows:

Election of two directors for a three year term expiring 2008:

Name	Term	For	Withhold Authority
Peter F. Gearen	3 years expiring 2008	24,779,976	378,866
Michael J. Odrich	3 years expiring 2008	23,877,775	1,281,067

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 9, 2005