Form 10-K
period 2005-12-31
REGENERATION TECHNOLOGIES INC
filed 2006-03-16
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):  Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005), was approximately $167.4 million.

The number of shares of Common Stock outstanding as of March 3, 2006 was 29,688,363.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Item 1.    BUSINESS.

Company Overview

We are a leader in the use of natural tissues and innovative technologies to produce orthopedic, cardiovascular, and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, dermal and cardiovascular tissue in producing our allografts. We also process bovine tissue to produce our new Sterling® xenograft line of products. Surgeons then use our products to repair and promote the healing of a wide variety of bone and other tissue defects, including spinal vertebrae repair, musculoskeletal reconstruction, fracture repair, repairs to the jaw and related tissues, and heart valve disorders, among other conditions. Our products are distributed in all 50 states and in ten other countries.

We provide a comprehensive portfolio of natural tissue products in a broad range of markets. We separate our implants into four primary product lines within musculoskeletal and cardiovascular surgeries: spinal, sports medicine, cardiovascular and other general orthopedic applications. The following table outlines the product lines we serve and the amount and percentage of our revenues for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005		2004		2003
	(In thousands)
Spinal	$44,887	59.7%	$60,611	65.4%	$46,159	61.1%
Sports medicine	10,545	14.0%	9,002	9.7%	8,855	11.8%
Cardiovascular	7,653	10.2%	7,108	7.7%	5,141	6.8%
General orthopedic	9,252	12.3%	12,882	13.9%	13,144	17.4%
Other revenues	2,862	3.8%	3,100	3.3%	2,211	2.9%

Total	$75,199	100.0%	$92,703	100.0%	$75,510	100.0%

For additional financial information concerning our operating performance, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report and our Consolidated Financial Statements in Part II, Item 8 of this report and incorporated herein by reference.

We distribute our implants both within and outside the United States. Foreign distribution, primarily in Korea and Europe, accounted for 6.3%, 5.7% and 7.6% of our revenues during the years ended December 31, 2005, 2004 and 2003, respectively.

We pursue a market-by-market approach to the distribution of our implants, and establish strategic distribution arrangements in order to increase our penetration in selected markets. We have distribution arrangements with Medtronic Sofamor Danek in the spinal market, Exactech, Inc. for our allograft paste implants and with C.R. Bard, Inc. for certain urological applications. We have an exclusive distribution arrangement with ATS Medical, Inc., (“ATS”) for the cardiovascular market. In the domestic sports medicine and general orthopedic applications we have developed a direct distribution force. In all other markets that we serve, we use a network of independent distributors.

As part of the tissue procurement process we rely on tissue recovery agencies to perform a risk assessment on every potential donor, interview family members and evaluate the donor’s medical records. Blood collected from each donor by the recovery agency is tested for the presence of viral or bacterial diseases. Bone tissue and soft tissue grafts are sterilized through the BioCleanse® process only after it has passed this screening by the recovery agency and testing of the blood samples. Our BioCleanse® process is a patented tissue sterilization process that is designed to add a measure of safety to our bone implants by sterilizing the tissue and providing surgeons and patients tissue implants that are free of spores, fungi, bacteria and viruses. The BioCleanse® process is an automated multi-step cleansing process which first removes blood and fats, then chemically sterilizes the tissue, while maintaining the structural integrity and biocompatibility of the tissue. We believe that BioCleanse® is the industry leading sterilization process and BioCleanse® is the only tissue sterilization process for allografts that has been reviewed by the FDA.

We are an accredited member of the American Association of Tissue Banks, or AATB, a nationally recognized association of the tissue banking industry. The accreditation covers the processing, storage and distribution of musculoskeletal tissue for transplantation research and informs users of our human tissue implants that we are in compliance with the minimum safety guidelines of the association. Accreditation is for a three-year term, after which we will apply for renewal. Management anticipates that our accreditation will be renewed.

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

Industry Overview

Defects in bone and other human tissue can be caused by a variety of sources including trauma, congenital defect, aging, infectious disease, cancer and other similar conditions. The prevalent method used to repair and promote the healing of defective tissue is surgical intervention, principally through the use of surgical implants. When considering a surgical procedure for tissue repair, surgeons and patients face a number of treatment options including:

•	metals and synthetics;

•	“xenograft” tissue;

•	“autograft” tissue; and

•	“allograft” tissue.

Metals and Synthetics

Historically, the medical community has used metal and synthetic materials for implant procedures. Metal and synthetic technologies, however, have several shortcomings. One of the principal drawbacks to the use of these materials is that, despite best efforts, they do not facilitate the body’s natural tissue healing process known as “remodeling.” Metal exhibits different properties than bone and one concern with its use in orthopedics is “stress shielding,” where the bone adjoining the metal can become weak and fragile over time. This problem can be of particular concern to elderly patients who are more likely to suffer from osteoporosis. Additionally, a number of synthetics can wear away in the body, causing a negative immune system response. Other synthetics can chemically break down over time with negative biological and clinical consequences. Using medical and synthetic products may also make it difficult to do a second surgery or revision. Finally, some metal and synthetic products may need to be removed and/or replaced, requiring the risk, expense and inconvenience of a second surgery.

Xenograft Tissue

Surgical procedures using xenograft tissue-based implants are common in many areas of medicine including cardiac and vascular procedures, soft tissue repair and wound care. Xenograft based products are also used in the repair of boney defects in orthopedic surgery as carriers for Demineralized Bone Matrix and Bone Morphogenic Protein products. The production of xenograft products involves recovering animal tissue, typically from cattle (bovine) or pigs (porcine), and then transplanting that recovered tissue into a human patient. Xenografts are not widely used in the United States as a direct bone graft substitute due to a higher risk of an adverse immune system response and the perceived risk of disease transmission.

Regeneration Technologies, Inc. has completed extensive animal model research to validate that the BioCleanse® tissue sterilization process can be successfully applied to xenograft tissues to mitigate these risks and render xenograft tissue implants equivalent to the human tissue implants.

Autograft and Allograft Tissue

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

A significant drawback to autograft procedures is that they require an additional surgery to harvest the tissue from a second site in the patient’s body. Often in autograft procedures, the site where the patient’s tissue is harvested becomes painful and uncomfortable, and can take longer to heal than the primary surgical site. Additional complications can involve infection, nerve and arterial injury and joint instability. Moreover, a patient may not have sufficient quantities of quality autograft tissue for transplant procedures.

We believe allograft is a superior surgical solution compared to autograft because the procedure involves only the primary surgical site. However, historically there have been inadequate amounts of donated tissue to meet the demand of the market for these implants.

Our Products and Markets

We process tissue, including bone, cartilage, tendon, ligament, heart valves, and arteries and veins in producing our line of proprietary implants. We separate our products into four primary product lines: spinal, sports medicine, cardiovascular and other general orthopedic. Our current implants range from both allograft and xenograft that is precision tooled for specific surgical applications to grafts conventionally processed for general surgical uses. The following table summarizes our implants offerings in each of our product lines and the distribution of these implants.

Product Line	Allografts	Distribution
Spinal

—   MD Series™ Threaded Cortical Bone Dowels

—   CORNERSTONE-SR® Cortical Blocks (SR and LSR)

—   CORNERSTONE™

Reserve Cortical Cancellous Ring, Assembled Cortical

Cancellous

—   Blocks (ASR and LASR)

—   TANGENT® Impacted Cortical Wedge

—   PRECISION GRAFT™ Cortical Ring

—   OSTEOFIL®

DBM Paste, RT DBM Paste, ICM Moldable Strip,

RT ICM Moldable Strip, IC Moldable Allograft Syringe

—   CORNERSTONE™ Conventional Allografts

—   Interbody Conventional Allografts

Medtronic Sofamor Danek (Domestic and Canada)
	— RTI Allograft Paste	Independent Distribution (International)
Sports medicine

—   Pre-shaped bone-tendon-bone, Achilles tendons

—   Soft tissue tendons (gracilis, semitendinosus, tibialis)

—   Tendons with bone blocks (patellar and Achilles)

—   Meniscus grafts

—   HTO Wedges

—   Assembled bone-tendon-bone

—   Sterling®

Interference Screw ST, Interference Screw HT

Our domestic direct distribution force and network of independent distributors domestic and internationally
Cardiovascular	— Cardiac Valves, Conduit — Patches / Hemi Arteries — Vascular Veins, Arteries	ATS Medical
General orthopedic and other

—   Femoral heads

—   Ilium strips

—   Ilium blocks

—   Fibula rings

—   Femoral wedges

—   Cancellous and cortical cancellous chips

—   Cancellous cubes

—   Cancellous blocks

—   Cortical and cortical cancellous strips

—   Shafts (Femoral, Tibial, Fibular and Humeral)

—   Whole / proximal / distal femur

—   Whole / proximal / distal tibia

—   Deminerialized Bone Matrix

—   Unicortical / Bicortical Dowels

Our domestic direct distribution force and network of independent distributors domestic and internationally and Medtronic Sofamor Danek (Domestic and Canada)
	— Regenafil® Injectable Bone Paste — Regenaform® Moldable Bone Paste — Opteform® Moldable Bone Paste — OPTEFIL™ Flowable Bone Paste	Exactech, Inc.
	— FasLata® fascia lata allograft — BioSet™ RT Allograft Paste, Allograft Paste, IC RT Paste, IC Moldable strip — Sterling ® Cancellous Chips, Cancellous Cubes	C.R. Bard Our domestic direct distribution force and a network of independent distributors

Spinal

The spinal market for allografts includes precision tooled implants and allograft paste utilized in spinal procedures. Our principal spinal allografts are our patented MD Series™ Threaded Cortical Bone Dowels, our patent-pending CORNERSTONE™ Machined Allografts, TANGENT® Impacted Cortical Wedges and PRECISION GRAFT™ Cortical Rings. We also supply allograft paste through our Osteofil® line of paste implants. During 2005, we shipped over 99,000 spinal allograft units including bone pastes, which accounted for $44.9 million of our revenues. Our spinal allografts are marketed domestically through our exclusive relationship with Medtronic Sofamor Danek, or “MSD”.

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

We currently have new composite allografts available for use in spinal surgery including a full line of CORNERSTONE™ ASR and L-ASR cortical and cancellous composite grafts as well as a new design for cervical spinal applications that was completed in 2005. A new design in development for lumbar spinal applications is due out in early 2006. In addition, we have filed for premarket notification, 510(k), with the FDA for a xenograft lumbar implant which we expect to receive approval for in early 2006.

Sports Medicine

Many repetitive use and sports-related injuries can be addressed with allograft implants. The most prevalent surgeries include repairs to the anterior cruciate ligament, or ACL in the knee, and rotator cuff, in the shoulder. Our principal sports medicine allografts are tendons for ligament reconstruction and our meniscal allografts for transplantation. Many of our sports medicine allografts utilize our patented pre-shape technology and are shaped to fit surgeon’s requirements making them easier and/or faster to implant. During 2005, we shipped over 9,000 sports medicine allografts which accounted for $10.5 million of our revenues. Our sports medicine allografts are marketed domestically through our direct distribution force and through our network of independent distributors and internationally through a network of independent distributors.

In 2004, we began using BioCleanse® to sterilize many of our soft tissue sports medicine allografts, which have quickly become the preferred grafts in the market place. We are also in the process of developing versions of existing precision tooled allografts derived from bovine tissue.

In December 2005, we implanted the first tendons using our patented assembled technology. The new assembled implant if accepted by the surgeon community will significantly increase the supply of the bone tendon bone pre-shaped implant.

Cardiovascular

The cardiovascular allograft market includes transplantation of human heart valves and vascular tissue as an alternative to mechanical, synthetic or xenograft substitutes.

We acquired our cardiovascular allograft capability with our acquisition of Regeneration Technologies, Inc.—Cardiovascular (formerly Alabama Tissue Center, Inc.), in 2000. Our principal cardiovascular allograft is our heart valve allograft, which surgeons use to replace a patient’s own heart valve during coronary surgery. During 2005, we shipped over 1,400 cardiovascular allograft units, including heart valves, vascular tissue and sternal paste, which accounted for $7.7 million of our revenues. We distribute our cardiovascular allografts through an exclusive distribution agreement with ATS Medical.

General Orthopedic

Allograft Paste.    Surgeons principally use our allograft paste implants, which are composed of demineralized bone matrix and biologic gel carrier, in fracture treatment, bone and joint reconstruction and periodontal applications, such as ridge augmentation for dental implants. Our allograft paste implants are marketed under the Optefil™, Opteform®, Regenafil® and Regenaform® brands with Exactech and we distribute directly the BioSet family of paste products.

Conventional Allografts.    Our conventional allograft business includes a wide variety of allograft categories including our intercalary grafts, such as our frozen femoral heads which are used for cancer treatment procedures and hip and knee reconstruction. We also produce certain types of blended and milled bone allografts, such as our demineralized bone matrix, cortical cancellous chips and ground cancellous chips, used in total hip and knee replacements and for various injuries. Additionally, we produce various types of fashioned bone, such as wedges, strips and shafts used for various orthopedic and sports medicine procedures. In 2005, we shipped over 32,000 general orthopedic allografts which accounted for $9.3 million of our revenues. In 2006 we expect to make available certain conventional xenograft implants to increase our distribution in this category.

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

Our BioCleanse® process is currently used on all of our hard-tissue allografts and most of our soft tissue products. We believe that the BioCleanse® process has the potential to be equally applicable to cardiovascular grafts. In addition to the safety advantage of BioCleanse®, it provides us with a number of significant research and development opportunities, including the ability to sterilize xenograft tissue and to introduce bone-growth factors and anti-bacterial, anti-viral and cancer fighting agents into our implants.

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

We have relationships with over thirty tissue donor centers across the country. Southeast Tissue Alliance, or SETA (formerly the University of Florida Tissue Bank, Inc.) which is our largest recovery group, supplied us with approximately 25% of our total tissue during 2005. Our three largest donor recovery groups together recovered approximately 52% of our total tissue during this period.

We continue to develop xenograft implants processed with bovine tissue. Grafts processed from xenograft tissue are regulated by the FDA as devices and require approval or licenses from the FDA prior to marketing in the United States. The source of our bovine tissue is an FDA regulated closed herd. Our xenograft implants, after processing through BioCleanse®, are deemed equivalent to our allograft implants with respect to functionality, safety and incorporation. We believe the continued development of our xenograft implants will help us meet the unmet demand for allograft and also allow us to develop new biological implants that cannot currently be made due to structural limitations of human tissue.

Marketing and Distribution

Our allografts are distributed in all 50 states and in ten countries internationally. We pursue a market-by-market approach to distribution, including strategic relationships in selected markets, in order to increase our penetration of these markets.

MSD serves as our exclusive North America distributor for allograft tissue for use in spinal surgery.

On December 15, 2005, we entered into an amended license and distribution agreement with MSD removing any exclusivity regarding distribution of our spinal allograft paste implants allowing us to distribute spinal allograft paste implants in the United States, Canada and Puerto Rico through our own direct distribution force.

On April 15, 2004, we entered into a new license and distribution agreement with MSD which replaced the existing agreement between the two companies. The amendment clarified certain distribution requirements. The amendment concluded that MSD continued to serve as the exclusive distributor for specialty tissue implants and allograft paste processed by us for use in spinal surgery in the United States, Canada and Puerto Rico, and that we were able to distribute certain spinal implants outside of MSD’s exclusive territory, as well as, develop new markets and distribution channels for non-spinal implants.

On November 1, 2002, we entered into a new license and distribution agreement with MSD replacing all prior agreements. Under the 2002 agreement, MSD remained as our exclusive distributor in the spinal market and we remained responsible for processing and related regulatory compliance related to screening, testing and processing of this tissue. Additionally, under the 2002 agreement, MSD was responsible for the distribution of available tissue and regulatory compliance related to distribution, as well as training and consultation with surgeons and conducting certain marketing activities. MSD also paid us license and service fees of approximately 40% to 50% of the listed average net distribution fee for specialty tissue allografts and bone paste for use in spinal surgery. The 2002 agreement also provided that MSD had the right to become the exclusive distributor for new allografts we developed for use in the spine.

The following table summarizes the key contractual terms of the pre-November 1, 2002 MSD agreements, the April 15, 2004, and December 15, 2005 amended agreements.

New Agreement (post November 1, 2002, as amended April 15, 2004, and December 15, 2005)	Old Agreements (pre-November 1, 2002)
MSD is non-exclusive distributor in spinal and orthopedic markets regarding distribution of our allograft paste implants	MSD was exclusive distributor in spinal market regarding distribution of our spinal allograft paste implants

MSD is exclusive distributor in spinal market	MSD was exclusive distributor in spinal market

MSD responsible for distribution of tissue	MSD provided management services to assist us in the distribution and marketing of products

MSD pays us a license and service fee (“revenue”) ranging from 40%—50% of listed average net distribution fee	End users (hospitals, surgeons, etc.) paid us gross charge based on list fees We paid MSD a service fee equal to 50% to 70% of amounts charged to end users, depending on the product

Inventories carried by MSD	Inventories carried by us

Revenue is recognized upon receipt by MSD	Revenue was recognized upon shipment to end user

We bill MSD directly. MSD payment terms to us of 30 days from the date of shipment	We were responsible for billing to and collecting from end users

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

Effective January 1, 2003, we entered into an exclusive License and Distribution Services Agreement with Stryker Endoscopy, a division of Stryker Corporation, to serve as the exclusive distributor, in the United States, of allografts we process for use in sports medicine applications, including reconstruction and repair of the knee, hip, shoulder, wrist, elbow, foot and ankle. Under the agreement, we remained responsible for processing, storage, and delivery of the relevant tissue and related regulatory compliance. Stryker Endoscopy was responsible for distribution of available tissue, managing customer orders and invoicing, as well as customer education and certain marketing activities. The agreement also provided that each party must first offer the other party the opportunity to pursue the development and/or distribution of any new product covered by the agreement. Effective June 30, 2005, we discontinued the relationship with Stryker Endoscopy and transferred the business to our direct distribution organization.

Exactech, Inc., or Exactech, has served as our exclusive worldwide distributor for allograft paste products for general orthopedic procedures. Effective July 1, 2002, we entered into a new license and distribution agreement with Exactech which replaced the existing agreement between the two companies. The agreement expanded Exactech’s distribution rights to both moldable and flowable allograft paste. The original agreement was limited to moldable allograft paste products. Under the 2002 agreement, we remained responsible for processing and related regulatory compliance. Exactech continued distribution and regulatory compliance related to distribution. Exactech is required to pay us license and service fees based on a percentage of the listed average distribution fee for allograft paste used in non-spinal orthopedic procedures. We also are required to pay Exactech a 3% royalty fee with respect to our moldable allograft pastes distributed by others. The agreement is for an initial term expiring June 30, 2014, subject to earlier termination under certain limited circumstances. Effective December 15, 2005, we entered into an amended license and distribution agreement with Exactech removing its exclusivity and restrictions on markets regarding distribution of our allograft paste implants, allowing us to distribute through our own direct distribution force.

At the end of 2005, our domestic distribution organization consisted of eight direct biologics representatives and five distributors with a combined total of more than 35 active representatives marketing our sports medicine and general orthopedics tissues. Internationally, we have six distributors that distribute our allografts through approximately 75 representatives. This network distributes conventional tissue directly to hospitals and surgeons in their exclusive territory Representatives and distributors receive compensation for the revenues they generate through commissions.

In the urological market, C.R. Bard serves as the exclusive distributor for our urological allograft implants. Under our agreement with C.R. Bard, we may ship our urological allografts directly to C.R. Bard’s customers or to C.R. Bard for their direct distribution. In return, we receive reimbursement for shipping charges and a transfer fee as a percentage of the amount charged to the customer. In order to remain our exclusive distributor of these allografts, C.R. Bard must meet a specific annual distribution quota. C.R. Bard has an exclusive 90-day right to negotiate an agreement for the distribution of any new technology, invention, process or application we may develop in the future for the treatment of “urinary voiding dysfunction or pelvic tissue defects.” This agreement expires in June 2008, subject to a provision providing for automatic renewal.

In the cardiovascular market, we distribute cardiac and vascular tissue allografts through ATS Medical, using approximately 35 representatives within the United States. Representatives receive compensation for their services through commissions.

Research and Development

In 2004, we almost doubled the financial resources in our research and development efforts as compared to 2003. In 2005, we continued to increase our investment in our R&D efforts by funding new projects and increasing our technical staff by almost 40%. Our scientists are focusing their studies on delivering optimal regenerative medicine by achieving higher levels of osteoinductivity and osteoconductivity through allograft and xenograft, as well as expanding the uses of the BioCleanse® process technology to infuse healing pharmaceutical components into allograft implants. We are focused on developing sophisticated processing technology to accelerate the introduction of new tissue implants in all product lines and to continuously raise the bar for tissue safety.

We plan to continue to develop new implants and technologies within the spinal, cardiovascular, sports medicine and general orthopedic markets and to develop additional tissue-related technologies for other markets. We will do this by building on our core technology platforms: BioCleanse®, precision machining, assembled grafts, and tissue mediated osteoinduction. As of December 31, 2005, our research and development staff consisted of 36 professional and technical personnel with a full management team. The R&D team was instrumental in developing and launching eight new products in 2005 including a new formulation for room temperature moldable paste, three new cervical products, two new xenograft interference screw products, new xenograft chips and cubes, and the clinical launch of the assembled bone-tendon-bone product.

In addition, in 2006, besides our efforts to scale up the new assembled bone-tendon-bone product, we plan to launch five new products, more than half of which will utilize xenograft tissue, which is consistent with our strategy to grow our Sterling® product line. We are experimenting with the use of the BioCleanse® process to sterilize cardiovascular tissue and to load bone growth factors, as well as antimicrobial agents into our allografts and xenografts. We will continue to expand upon the ability of our BioCleanse® process to render various tissues sterile, biocompatible and nonimmunogenic. We intend to continue to expand our xenograft program to other implant types and configurations.

We continue to develop our precision machined and assembled technology to produce novel implants previously not possible due to the naturally occurring anatomical constraints of human tissue. Our assembled technology allows us to produce optimal implant configurations and expand the offering of allograft and xenograft tissues into previously unmet applications. Assembled technology consists of the construction of implants from subassemblies enabling the processing of more implants as well as more complex constructs for broader surgical indications. Additionally, tissue that was previously unusable due to anatomical limitations on bone thickness, shape or quality can now be formed into new implants.

Intellectual Property

Our business depends upon the significant know-how and proprietary technology we have developed. To protect this know-how and proprietary technology, we rely on a combination of trade secret laws, patents, trademarks and confidentiality agreements. The effect of these intellectual property rights is to define zones of exclusive use of the covered intellectual property.

Our United States patent holdings include patents relating to or covering: BioCleanse®, our proprietary method of cleaning, sterilizing and virally inactivating donor tissue; our MD-Series™ cortical bone dowel; soft and calcified tissue implants; intervertebral spacers and other spinal implants; matrix compositions comprised of muscle; the use of the interference screw technology; our segmentally demineralized graft; claims directed toward our demineralized stent or conduit technology; methods and instruments for improved meniscus transplantation; and materials and methods for improved bone- tendon-bone transplantation. Our foreign patent holdings include: our MD-Series™ cortical bone dowel technology, our precision machined spinal implants, our demineralized stent technology, and our BioCleanse® process. The duration of patent rights generally is 20 years from the date of filing of priority application, while trademarks, once registered, essentially are perpetual. We also have patent applications pending in the U.S. (including continuation and divisional applications), and corresponding foreign patent applications pending in various countries including, but not limited to, Canada, Japan, Australia and the European Union. In addition, we rely on our substantial body of know-how, including proprietary tissue recovery techniques and processes, research and development, tissue processing and quality assurance.

Competition

Competition in the tissue reconstruction and healing industry is intense and subject to rapid technological change and evolving industry requirements and standards. Companies within the industry compete on the basis of design of related instrumentation, efficacy of products, relationships with the surgical community, depth of range of implants, scientific and clinical results, and pricing. Allograft implants compete with autograft, metals and synthetic tissues, and xenografts.

Our principal competitors in the conventional allograft market include the Musculoskeletal Transplant Foundation, or MTF, AlloSource and LifeNet. Among our competitors in precision tooled allograft are Osteotech, MTF, LifeNet, and Tutogen. Other companies who process allograft pastes include Osteotech, AlloSource, Isotis, Wright Medical Technologies, and MTF. In the cardiovascular tissue market, CryoLife and LifeNet are our principal competitors distributing human heart valves and vascular tissue. Northwest Tissue Service Center also competes in this market. We estimate that our market share, in conjunction with our related distributors, are: spinal 27.0%; sport medicine 15.0%; cardiovascular 23.0%; and general orthopedic 18.0%.

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

In January 2001, the FDA issued a final rule requiring tissue processors to register with the agency and list their tissue products. We are currently an FDA registered tissue processor. The FDA published the “Good Tissue Practices” (“GTPs”) Final Rule in November 2004, with full implementation in May 2005. The FDA also published the Donor Eligibility Final Rule in 2004, with full implementation in May 2005. We had anticipated both regulations, and management believes that current processes are in compliance.

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

In early 2002, we and other tissue processors were advised by the FDA that our bone paste allografts would be subject to regulation as medical devices under the 510(k) pre-market notification process. We submitted the required documentation to the FDA in August 2002 and in February 2005 we received clearance for both our flowable and moldable allograft paste implants for orthopedic and spinal applications.

Our xenograft implants are regulated by the FDA as medical devices and are subject to pre-market approval or clearance by the FDA.

Heart valve allografts are currently regulated by the FDA as medical devices. The FDA permits entities that processed and distributed heart valve allografts before June 26, 1991 to continue distributing heart valve allografts without obtaining 510(k) clearance or pre-market approval from the FDA. Our heart valve allografts are covered by this “grandfather” policy provided these heart valves are processed and labeled in the same manner as they were prior to June 26, 1991. Any changes to processes or labels would subject heart valves to the pre-market approval process as a medical device. Heart valves revert to regulation as human tissue when the GTPs become effective in May 2005. Heart valve allografts from donors whose tissue was recovered after May 25, 2005 will be regulated as human tissue products as defined by FDA CGTP (Current Good Tissue Practices) which came into force on May 25, 2005.

Our tissue processing generates by-products classified as medical hazardous waste by the U.S. Environmental Protection Agency and the Florida Department of Environmental Protection. All such by-products must be segregated and properly disposed of in compliance with applicable environmental regulations. We believe that we are in compliance with the various regulations we are required to follow.

Employees

As of December 31, 2005, we had a total of 423 employees. The following chart shows the number of our employees involved in the various aspects of our business:

Department	Number of Employees
Tissue Processing and Manufacturing	210
Tissue Recovery	78
Distribution and Marketing	31
Research and Development	36
General and Administrative	68

Item 1A.    RISK FACTORS.

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

We rely on donor recovery groups for our human tissue supply. Donor recovery groups are part of relatively complex relationships. They provide support to donor families, are regulated by the FDA, and are often affiliated with hospitals, universities or organ procurement groups. Our relationships with donor recovery groups, which are critical to our supply of tissue, can be affected by relationships they have with other organizations. Any negative impact of the regulatory and disease transmission issues facing the industry, as well as the negative publicity that these issues create, could have an impact on our ability to negotiate favorable contracts with recovery groups.

Southeast Tissue Alliance, or SETA, our largest donor recovery group, supplied us with approximately 25% of our total human tissue for the year ended December 31, 2005. Our three largest recovery groups together supplied approximately 52% of our total tissue for the year ended December 31, 2005. If we were to lose any one of these three sources of tissue, the impact on our operating results would be material.

We cannot be sure that our supply of human tissue will continue to be available at current levels or will be sufficient to meet our needs. If we are no longer able to obtain tissue from our current sources sufficient to meet our needs, we may not be able to locate additional replacement sources of tissue on commercially reasonable terms, if at all. Any interruption of our business caused by the need to locate additional sources of tissue would significantly hurt our revenues. We expect our revenues would decline in proportion to any decline in tissue supply.

If we fail to maintain our existing strategic relationships or are unable to identify additional distributors of our implants, our revenues may decrease.

We currently derive the majority of our revenues through our relationships with two companies, Medtronic Sofamor Danek, or MSD and Exactech, Inc. For the year ended December 31, 2005, we derived approximately 60% and 5% of our revenues from distribution by MSD and Exactech, respectively.

MSD provides nearly all of the instrumentation, surgeon training, distribution assistance and marketing materials for our line of spinal allografts. MSD materially reduced its orders from us during the past year. If our relationship with MSD is terminated or further reduced for any reason and we are unable to replace the relationship with other means of distribution, we would suffer a material decrease in revenues.

We may need to obtain the assistance of additional distributors to market and distribute our new allografts and technologies, as well as to market and distribute our existing allografts and technologies to new market segments or geographical areas. We may not be able to find additional distributors who will agree to and successfully market and distribute our allografts and technologies on commercially reasonable terms, if at all. If we are unable to establish additional distribution relationships on favorable terms, our revenues may decline.

If third party payors fail to provide appropriate levels of reimbursement for the use of our implants, our revenues would be adversely affected.

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

If we fail to maintain the high processing standards that our implants require or if we are unable to develop processing capacity as required, our commercial opportunity will be reduced or eliminated.

Our implants require careful calibration and precise, high-quality processing. Achieving precision and quality control requires skill and diligence by our personnel. If we fail to achieve and maintain these high processing standards, including avoiding processing errors, design defects or component failures:

•	we could be forced to recall, withdraw or suspend distribution of our implants;

•	our implants and technologies could fail quality assurance and performance tests;

•	production and deliveries of our implants could be delayed or cancelled; and

•	our processing costs could increase.

Further, to be successful, we will need to manage our human tissue processing capacity related to tissue recovery and demand for our allografts. It may be difficult for us to match our processing capacity to demand due to problems related to yields, quality control and assurance, tissue availability, adequacy of control policies and procedures, and lack of skilled personnel. If we are unable to process and produce our implants on a timely basis, at acceptable quality and costs, and in sufficient quantities, or if we experience unanticipated technological problems or delays in processing, it will reduce our revenues and increase our cost per allograft processed.

Our allograft and xenograft implants and technologies could become subject to significantly greater regulation by the FDA, which could disrupt our business.

The FDA and several states have statutory authority to regulate allograft processing and allograft-based materials. The FDA could identify deficiencies in future inspections of our facilities or promulgate future regulatory rulings that could disrupt our business, hurting our profitability.

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

FDA regulations of human cellular and tissue-based products, titled “Good Tissue Practices,” went into full force as of May 2005. These regulations cover all stages of allograft processing, from procurement of tissue to distribution of final allografts. These regulations may increase regulatory scrutiny within our industry and lead to increased enforcement action which affects the conduct of our business. In addition, the effect of these regulations may have a significant effect upon recovery agencies which supply us with tissue and increase the cost of recovery activities. Any such increase would translate into increased costs to us, as we compensate the recovery agencies based on their cost of recovery.

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

Some of our implants in development will contain tissue derived from animals, commonly referred to as xenografts. Xenograft implants are medical devices that are subject to pre-market approval or clearance by the FDA. We may not receive FDA approval or clearance to market new implants as we attempt to expand the quantity of xenograft implants available for distribution.

The allograft industry is subject to additional local, state, federal and international government regulations and any increased regulations of our current or future activities could significantly increase the cost of doing business, thereby reducing our profitability.

Some aspects of our business are subject to additional local, state, federal or international regulation. Changes in the laws or new interpretations of existing laws could negatively affect our business, revenues or prospects, and increase the costs associated with conducting our business. In particular, the procurement and transplantation of allograft tissue is subject to federal regulation under the National Organ Transplant Act, or NOTA, a criminal statute that prohibits the purchase and sale of human organs, including bone and other tissue. NOTA permits the payment of reasonable expenses associated with the transportation, processing, preservation, quality control and storage of human tissue, which are the types of services we perform. If in the future NOTA were amended or interpreted in a way that made us unable to include some of these costs in the amounts we charge our customers, it could reduce our revenues and therefore hurt our business. It is possible that more restrictive interpretations or expansions of NOTA could be adopted in the future which could require us to change one or more aspects of our business, at a substantial cost, in order to continue to comply with this statute.

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

Our success will depend on the continued acceptance of our allograft and xenograft implants and technologies by the medical community.

Our new allograft and xenograft implants, technologies or enhancements to existing implants may never achieve broad market acceptance, which can be affected by numerous factors, including:

•	lack of clinical acceptance of our implants and technologies;

•	introduction of competitive tissue repair treatment options which render our implants and technologies too expensive or obsolete;

•	lack of availability of third-party reimbursement; and

•	difficulty training surgeons in the use of our tissue implants and technologies.

Market acceptance will also depend on our ability to demonstrate that our existing and new implants and technologies are an attractive alternative to existing tissue repair treatment options. Our ability to do so will depend on surgeons’ evaluations of the clinical safety, efficacy, ease of use, reliability and cost-effectiveness of these tissue repair options and technologies. For example, we believe that some in the medical community have lingering concerns over the risk of disease transmission through the use of allografts.

Furthermore, we believe that even if the medical community generally accepts our implants and technologies, recommendations and endorsements by influential surgeons will be important to their broad commercial success. If our implants and technologies are not broadly accepted in the marketplace, we may not achieve a competitive position in the market.

Rapid technological changes will affect us and our customers, which could result in reduced demand for our allografts.

Technologies change rapidly in our industry. For example, steady improvements have been made in synthetic human tissue substitutes which compete with our tissue implants. Unlike allografts, synthetic tissue technologies are not dependent on the availability of tissue. If one of our competitors successfully introduces synthetic technologies using recombinant technologies, which stimulate the growth of tissue surrounding an implant, it could result in a decline in demand for tissue implants. Although our growth strategy contemplates introducing new implants and technologies, the development of these new implants and technologies is a complex and uncertain process, requiring a high level of innovation, as well as the ability to accurately predict future technology and market trends. The implants we currently have in development will require significant additional development, investment and testing. We may need to undertake costly and time-consuming efforts to achieve these objectives. We may not be able to respond effectively to technological changes and emerging industry standards, or to successfully identify, develop or support new technologies or enhancements to existing implants in a timely and cost-effective manner, if at all. If we are unable to achieve the improvements in our implants necessary for their successful commercialization, the demand for our implants will suffer.

We face intense competition, which could result in reduced acceptance and demand for our implants and technologies.

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

Negative publicity concerning methods of human tissue recovery and screening of donor tissue in our industry could reduce demand for our allografts and impact the supply of available donor tissue.

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

The development of allografts and technologies for human tissue repair and treatment entails an inherent risk of product liability claims, and substantial product liability claims may be asserted against us. We are party to a number of legal proceedings related to product liability. We currently have $20 million of product liability insurance to cover claims. This amount of insurance may not be adequate for current claims if we are not successful in our defenses, and furthermore, we may not have adequate insurance coverage for any future claims that arise. Moreover, insurance covering our business may not always be available in the future on commercially reasonable terms, if at all. If our insurance proves to be inadequate to pay a damage award, we may not have sufficient funds to do so, which would harm our financial condition and liquidity. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. In addition, claims against us, regardless of their merit or potential outcome, may also hurt our ability to obtain surgeon endorsement of our allografts or to expand our business.

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

Our current and planned international distribution strategies vary by market, as well as within each country in which we operate. For example, we distribute only a portion of our line of allografts within each country. Our international operations will be subject to a number of risks which may vary from the risks we face in the United States, including:

•	the need to obtain regulatory approvals in additional foreign countries before we can offer our implants and technologies for use;

•	longer distribution-to-collection cycles, as well as difficulty in collecting amounts owed to us;

•	dependence on local distributors;

•	limited protection of intellectual property rights;

•	fluctuations in the values of foreign currencies; and

•	political and economic instability.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.    PROPERTIES.

Our physical facilities, located in Alachua, Florida, near metropolitan Gainesville, include three buildings on approximately 21 acres of property that we own, including a 65,000 square foot processing facility, a 50,000 square foot office building and a 20,000 square foot commons building. These facilities include 30 clean-rooms for tissue processing and packaging, eight single-donor BioCleanse® process sterilization chambers, freezers for storage of tissue and laboratory facilities. Our processing facility meets the FDA’s Current Good Manufacturing Practices requirements and it allows us to meet the requirements of an FDA approved medical device manufacturer.

We currently have a separate BioCleanse® processing unit and laboratory operations in approximately 6,500 square feet of leased space related to xenograft processing and research. The lease expires on January 31, 2006 and we are in the process of renewing the lease. We cannot assure that negotiations to renew this lease will result in renewal or lease on terms favorable to us. The current rent under this lease is $9,000 per month.

We also lease additional storage facilities in Alachua. The monthly rent is $3,000 and the lease expires on July 31, 2006.

Our wholly owned subsidiary, Regeneration Technologies, Inc.—Cardiovascular operates from a leased space comprising 9,745 square feet. The lease expires April 2009. The monthly rent is approximately $11,000.

We also lease space at five of our recovery group locations throughout the United States. The aggregate monthly rent for all five locations is approximately $24,000.

Item 3.    LEGAL PROCEEDINGS.

We are, from time to time, involved in litigation relating to claims arising out of our operations in the ordinary course of business. We believe that none of these claims that were outstanding as of December 31, 2005 will have a material adverse impact on our financial position or results of operations.

In addition, we have been named as a party, along with a number of other defendants, in twenty-eight lawsuits relating to the October 2005 product recall of tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). These lawsuits generally allege that we were negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and breach of warranty. Where specific damages have been identified, the actions seek compensatory damages in ranges of $75,000 to $2.5 million and punitive damages in ranges of $75,000 to $10 million. We believe that we have meritorious defenses to these possible claims, and plan to defend them vigorously. In addition, we believe our existing insurance would be sufficient to cover any possible damage award. However, our insurance coverage may not be adequate if we are not successful in our defenses.

We did not incur any penalties under Sections 6662(h), gross valuation misstatements, 6662A, understatements with respect to reportable transactions, or 6707A, failure to include reportable transactions, of the Internal Revenue Code during the year ended December 31, 2005.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock is quoted on the Nasdaq Stock Market under the symbol “RTIX.” The following table sets forth the range of high and low sales prices for our common stock for each quarterly period in the last two fiscal years.

2004	High	Low
First Quarter	$13.45	$9.25
Second Quarter	$11.61	$8.30
Third Quarter	$10.95	$7.85
Fourth Quarter	$10.68	$6.95

2005	High	Low
First Quarter	$11.72	$9.60
Second Quarter	$10.62	$5.60
Third Quarter	$9.65	$6.32
Fourth Quarter	$8.48	$6.50

As of March 3, 2006, we had 146 stockholders of record of our common stock. The closing sale price of our common stock on March 3, 2006 was $7.55 per share.

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

Securities Authorized For Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,118,039	$7.64	2,029,232
Equity compensation plans not approved by security holders	—	—	—
Total	3,118,039	$7.64	2,029,232

Item 6.    SELECTED FINANCIAL DATA.

The statement of operations data set forth below for the years ended December 31, 2001 and 2002, and the balance sheet data set forth as of December 31, 2001, 2002 and 2003 have been derived from our audited consolidated financial statements and accompanying notes which are not included elsewhere in this Form 10-K.

The statement of operations data set forth below for the years ended December 31, 2003, 2004, and 2005, and selected balance sheet data as of December 31, 2004 and 2005 have been derived from our audited consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2005 and 2004 and for the three years ended December 31, 2005 are included elsewhere in this Form 10-K. The selected consolidated financial data set forth below should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and accompanying notes included elsewhere in this document.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues:
Fees from tissue distribution	$138,762	$116,974	$73,299	$89,603	$72,337
Other revenues	1,964	1,516	2,211	3,100	2,862

Total revenues	140,726	118,490	75,510	92,703	75,199
Management services fees	73,176	49,430	—	—	—

Net revenues	67,550	69,060	75,510	92,703	75,199
Costs of processing and distribution	39,455	44,879	42,766	55,526	55,457

Gross profit	28,095	24,181	32,744	37,177	19,742

Expenses:
Marketing, general and administrative	35,962	29,236	23,104	23,224	23,350
Research and development	2,631	2,460	2,852	3,838	5,003
Litigation settlement	—	2,000	—	—	—
Asset abandonments	—	3,098	169	136	336
Restructuring	—	1,352	—	—	—

Total expenses	38,593	38,146	26,125	27,198	28,689

Operating (loss) income	(10,498)	(13,965)	6,619	9,979	(8,947)

Other income (expense):
Interest expense	(106)	(2,758)	(981)	(967)	(862)
Interest income	1,313	186	235	96	361

Total other income (expense)—net	1,207	(2,572)	(746)	(871)	(501)

(Loss) income before income tax benefit (expense)	(9,291)	(16,537)	5,873	9,108	(9,448)
Income tax benefit (expense)	3,786	3,032	483	(2,953)	3,897

Net (loss) income	(5,505)	(13,505)	6,356	6,155	(5,551)
Other comprehensive (loss) income, net of tax:
Unrealized derivative (loss) income	(344)	443	—	—	—

Comprehensive (loss) income	$(5,849)	$(13,062)	$6,356	$6,155	$(5,551)

Net (loss) income per common share—basic	$(0.25)	$(0.60)	$0.24	$0.23	$(0.20)

Net (loss) income per common share—diluted	$(0.25)	$(0.60)	$0.24	$0.23	$(0.20)

Weighted average shares outstanding—basic	21,760,596	22,434,436	26,365,348	26,593,030	27,754,003

Weighted average shares outstanding—diluted	21,760,596	22,434,436	26,999,175	27,063,283	27,754,003

	As of December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$13,504	$9,811	$10,051	$11,484	$25,559
Working capital	27,688	25,752	40,196	54,192	69,597
Total assets	118,700	141,190	136,353	124,730	142,262
Long-term debt—less current portion	658	2,266	621	7,919	5,606
Total stockholders’ equity	67,784	82,622	92,397	99,602	117,813

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

Management Overview

In 2005, we achieved revenues of $75.2 million and net loss of $5.6 million. Our revenues continue to be driven primarily by our spinal product line, which represents approximately 60% of our revenues and which is distributed by Medtronic Sofamor Danek (“MSD”). Revenues from spinal allografts decreased $15.7 million, or 25.9%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Spinal allograft revenues decreased due to a shift and refocus of MSD sales strategy for lumbar implants and our inability to meet MSD’s forecasted demand in specific designs. In addition, in 2005 our cardiovascular subsidiary, Regeneration Technologies, Inc.—Cardiovascular (formerly Alabama Tissue Center, Inc.), continued to grow as its revenues increased by 8% to $7.7 million and lastly our sports medicine product line increased 17% to $10.5 million primarily as a result of distributing product through our direct distribution network during the second half of 2005. Lastly, revenues from general orthopedic allografts decreased $3.6 million, or 28.2%, primarily due to reduced orders for our orthopedic allograft paste products.

On October 14, 2005, we issued the voluntary recall of certain allograft implants processed from donor tissue received from an unaffiliated donor recovery organization. The tissue recall, which totaled $3.5 million, consisted of write-downs of tissue inventories of $2.1 million and replacements of distributor inventories of $1.4 million.

Our goals for 2006 are to continue to build on the Company’s strengths as we focus on our future. There are several areas in 2006 on which we will focus in order to meet our goals. The key initiatives are:

•	Increase efforts with our tissue recovery partners to maintain and grow in our available tissue supplies;

•	Focus on marketing, distribution and regulatory support of our Sterling® line of xenograft implants; and

•	Continue to increase our commitment to research and development and focus clinical efforts to support the market acceptance of our assembled tendon and xenograft implants.

Our primary goal in 2005 was to optimize our U.S. distribution model establishing our own direct distribution force for sports medicine and general orthopedic implants. At the end of 2005 we had the leadership, dedicated customer service and training staff in place. In addition, we signed an exclusive marketing services agreement for our cardiovascular allografts with ATS Medical (“ATS”). The national reach of the ATS distribution force and deep relationships with their customer base has begun to strengthen the “Regeneration Technologies” brand in the eyes of cardiovascular surgeons nationwide. The ATS distribution force has been able to penetrate current customer accounts more deeply, while providing valuable market feedback for product additions.

We continue to be committed to maximizing distribution growth in all product categories for 2006 and beyond. In December 2005, we amended our distribution agreement with MSD and Exactech to remove exclusivity regarding distribution of our allograft paste implants. The distribution agreement amendments give us the ability to enhance and clarify the distribution channels for our allograft paste products allowing us to reach more patients with these safe, high-quality implants. We now have the ability to expand our distribution capabilities in a $200 million allograft paste market and directly reach every hospital in the United States. Key initiatives for 2006 include launching our Sterling® line of xenograft implants in both domestic and international markets.

The efforts put forth during the last two years in our tissue recovery and operational effectiveness initiatives have enabled us to better meet the needs of our current distributors. Our national network of tissue procurement agencies provides services to donor families and education to their communities about the benefits of tissue donation. Our state-of-the-art, pharmaceutical-grade processing facility allows us to improve the quality of our implants and increase our effectiveness in meeting surgeon demand. We will continue to advance our operational and procurement programs to improve tissue utilization and raise the bar for safety standards in the industry.

We have a long-term product development plan to steadily introduce new products, which we expect will become an ever-increasing component of our revenue. In 2005, we increased our spending in research and development by 30% over 2004 levels. We expect to continue to increase our research and development spending in an effort to support our product development introduction plan. Our scientists are focusing their studies on delivering optimal regenerative medicine solutions, by achieving higher levels of osteoinductivity and osteoconductivity through allograft, and to expand the availability of tissue implants by expanding the uses of the BioCleanse® process technology to utilize animal tissue or xenograft. We continue to develop sophisticated processing technology to accelerate the introduction of new tissue implants and to raise the bar for tissue safety.

Critical Accounting Policies

Although our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, we must often make estimates and judgments that affect reported amounts. These estimates and judgments are based on historical experience and assumptions that we believe to be reasonable under the circumstances. Assumptions and judgments based on historical experience may provide reported results which differ from actual results, however, these assumptions and judgments have not historically varied significantly from actual experience.

We often introduce new technologies and processes and therefore we may be at risk of using estimates based on assumptions related to patents, trademarks and other intangible assets that later become invalid.

The accounting policies which we feel are “critical,” or require the most use of estimates and judgment, relate to the following items presented in our financial statements: 1) Tissue Inventory Valuation; 2) Accounts Receivable Allowances; 3) Valuation of Long-Lived Assets; 4) Revenue Recognition; 5) Fair Value of Stock Options.

Tissue Inventory Valuation.    Accounting principles generally accepted in the United States require that inventory be stated at the lower of cost or market value. Due to various reasons, some tissue within our inventory will never become available for distribution. Therefore we must make estimates of future distribution from existing inventory in order to write-off inventory which will not be distributed and which therefore has reduced or no market value.

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

Valuation of Long-Lived Assets and Investments.    Accounting principles generally accepted in the United States require that long-lived assets on our balance sheet be stated at the lower of cost, net of depreciation and amortization, or fair value. The factors in this valuation which require significant estimates and judgments are: 1) determination of the estimated useful life of each asset, which determines expense per period, number of periods of expense, and the carrying value of each asset at any time; and 2) determination of the fair value of assets, which may result in impairment charges when fair value is lower than the carrying value of assets, which we would recognize as a charge to earnings during the period in which we made the determination.

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

Long-lived assets include certain long-term investments, such as our investment in Organ Recovery Systems, Inc., (“ORS”) and the goodwill associated with our acquisition of Regeneration Technologies, Inc.—Cardiovascular (formerly Alabama Tissue Center, Inc.). The fair value of these long-term investments is dependent on their performance, as well as volatility inherent in the external markets for these investments. These determinations require complex calculations based on estimated future benefit and fair value. We have often made investments for which the expected future benefit has not been easily estimated. Examples of such investments include, but are not limited to, our acquisition of Regeneration Technologies, Inc.—Cardiovascular (formerly Alabama Tissue Center, Inc.); our investment in ORS; our investment in equipment; our investment in development of software; and our investment in obtaining patents. In assessing potential impairment for these investments, we consider these factors as well as forecasted financial performance. If forecasts are not met, impairment charges may be required.

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

Fair Value of Stock Options.    Until December 31, 2005 we elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for our employee stock options as allowed pursuant to FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation, (“SFAS 148”). Accordingly, no compensation expense related to the granting of stock options has been recognized for the years ended December 31, 2005, 2004 and 2003.

As noted in Note 2 to the consolidated financial statements, “New Accounting Standards”, in December 2004, the FASB issued FASB Statement No. 123(R), Accounting for Stock-Based Compensation, (“SFAS 123(R)”) that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Had compensation cost for our stock option plans been determined on the basis of fair value at the grant date for awards under those plans, consistent with this statement and using our existing valuation method for our employee stock options, the Black-Scholes option pricing model, we estimate that our net loss for the year ended December 31, 2005 would have been increased by 27%, and our net income for the years ended December 31, 2004 and 2003 would have been reduced by 25% and 27%, respectively. Furthermore, as stated in the section “New Accounting Standards”, we started applying this statement on January 1, 2006, which we expect will result in compensation expenses of approximately $2.5 million (not including tax effects) in 2006, based on option grants unvested and outstanding at December 31, 2005. The foregoing amount does not include compensation expense for any equity awards that may be granted after January 1, 2006. However, these calculations use option valuation models that use highly subjective assumptions, including expected stock price volatility. Therefore, our results of operations could be materially different if different assumptions are used. In addition, the effect of applying the fair value method of accounting for stock options on reported net (loss) income for 2005, 2004 and 2003 may not be representative of the effects for future years because outstanding options vest over a period of several years and additional awards may be granted in future years.

Off Balance-Sheet Arrangements

As of December 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Regulatory Actions

In December 2005, we announced our first clinical implantations of Sterling® xenograft implants.

In October 2005, we announced a voluntary recall of allograft implants processed from donor tissue received from Biomedical Tissue Services (BTS).

In August 2005, we received 510(k) clearance from the FDA for our Sterling® Cancellous Chips and Cancellous Cubes.

In June 2005, we received 510(k) clearance from the FDA for our Sterling® Interference Screw ST.

In February 2005, we received 510(k) clearance from the FDA for our allograft paste products.

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

On July 17, 2003, we were approved for accreditation by the American Association of Tissue Banks (“AATB”). The accreditation covers the processing, storage and distribution of musculoskeletal tissue for transplantation and research. Accreditation is awarded for a three-year term, after which we will apply for renewal. As an accredited member of the AATB we are subject to annual inspections.

Results of Operations

The following table sets forth, in both dollars and as a percentage of revenues, the results of our operations for the years indicated:

	Year Ended December 31,
	2005		2004		2003
	(In thousands)
Statement of Operations Data:
Revenues:
Fees from tissue distribution	$72,337		$89,603		$73,299
Other revenues	2,862		3,100		2,211

Total revenues	75,199	100.0%	92,703	100.0%	75,510	100.0%
Costs of processing and distribution	55,457	73.7	55,526	59.9	42,766	56.6

Gross profit	19,742	26.3	37,177	40.1	32,744	43.4

Expenses:
Marketing, general and administrative	23,350	31.1	23,224	25.1	23,104	30.6
Research and development	5,003	6.7	3,838	4.1	2,852	3.8
Asset abandonments	336	0.4	136	0.1	169	0.2

Total expenses	28,689	38.2	27,198	29.3	26,125	34.6

Operating (loss) income	(8,947)	(11.9)	9,979	10.8	6,619	8.8

Other (expense) income:
Interest expense	(862)	(1.2)	(967)	(1.0)	(981)	(1.3)
Interest income	361	0.5	96	—	235	0.3

Total other expense—net	(501)	(0.7)	(871)	(1.0)	(746)	(1.0)

(Loss) income before income tax benefit (expense)	(9,448)	(12.6)	9,108	9.8	5,873	7.8
Income tax benefit (expense)	3,897	5.2	(2,953)	(3.2)	483	0.6

Net (loss) income	$(5,551)	(7.4)%	$6,155	6.6%	$6,356	8.4%

2005 Compared to 2004

Revenues.    Our revenues, which consist primarily of fees from tissue distributions, decreased by $17.5 million, or 18.9%, to $75.2 million for the year ended December 31, 2005 from $92.7 million for the year ended December 31, 2004.

Spinal—Revenues from spinal allografts decreased $15.7 million, or 25.9%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Spinal allograft revenues decreased primarily as a result of our exclusive distributor, MSD, decreasing its orders for spinal lumbar implants. Lumbar allograft revenues distributed decreased $10.0 million, or 45.1% for the year ended December 31, 2005 compared to the year ended December 31, 2004 due to a shift and refocus of MSD sales strategy for lumbar implants and our inability to meet MSD’s forecasted demand in specific designs. Cervical units distributed as a percentage of total spinal units distributed increased to 53.9% from 46.7% for the year ended December 31, 2005 compared to the year ended December 31, 2004. The average revenue per unit of cervical implants was 40.0% of the average revenue per unit of lumber implants for the year ended December 31, 2005.

Sports Medicine—Revenues from sports medicine allografts increased $1.5 million, or 17.1%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Sports medicine revenues increased as a result of changing the way in which these products are distributed during the second half of 2005. Our direct distribution network distributes the product directly to end users as opposed to working through a distributor relationship, which results in higher revenue for distribution of product.

General Orthopedic—Revenues from general orthopedic allografts decreased $3.6 million, or 28.2%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Unit volume distributions of general orthopedic products decreased 19.3% for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily due to reduced orders for our orthopedic allograft paste products. Our exclusive distributor of orthopedic allograft paste was reducing inventories throughout the entire year of our allograft paste products prior to ordering restocking quantities of our reformulated allograft paste products which were introduced in early 2005.

Cardiovascular—Revenues from cardiovascular allografts increased $545,000, or 7.7%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increased revenue is due to price increases.

Other revenues—Other revenues decreased $238,000, or 7.7%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Other revenues consists of tissue recovery fees, biomedical laboratory fees, manufacturing royalties, shipping fees, distribution of reproductions of our implants to distributors for demonstration purposes, and restocking fees. The decrease in other revenues is primarily due to the fact that no grant revenues for year ended December 31, 2005 as compared to $558,000 of grant revenues for the year ended December 31, 2004.

Costs of Processing and Distribution.    Costs of processing and distribution remained constant at $55.5 million for the years ended December 31, 2005 and 2004, respectively. As a percentage of revenues, these costs increased from 59.9% for the year ended December 31, 2004 to 73.7% for the year ended December 31, 2005. On October 14, 2005, we issued the voluntary recall of certain allograft implants processed from donor tissue received from an unaffiliated donor recovery organization. The tissue recall, which totaled $3.5 million, consisted of write-downs of tissue inventories of $2.1 million and replacements of distributor inventories of $1.4 million. These amounts increased our costs of processing and distribution by 6.7% for the year ended December 31, 2005. In addition, the proportion of cervical units produced for year ended December 31, 2005 was higher than our spinal lumbar units when compared to year ended December 31, 2004. The per unit cost to produce cervical units is greater as a percentage of revenue than that for our spinal lumbar units. Cervical units distributed as a percentage of total spinal units distributed were 53.9% and 46.7% for the years ended December 31, 2005 and 2004, respectively.

Additionally, our costs of processing and distribution continues to be affected by our production plant running lower than normal capacity levels due to lower orders for our implants and the mix of products produced and shipped for the year ended December 31, 2005. As a result, our fixed costs per unit produced were 18.8% higher for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses increased by $126,000, or 0.5%, to $23.4 million for the year ended December 31, 2005 from $23.2 million for the year ended December 31, 2004. The increase was primarily due to increased insurance expense of $257,000 and utilities of $319,000, offset by decreased consulting expense of $206,000, rent expenses of $96,000 and general marketing of $195,000. These expenses increased as a percentage of revenues from 25.1% for the year ended December 31, 2004 to 31.1% for the year ended December 31, 2005.

Research and Development Expenses.    Research and development expenses increased by $1.2 million, or 30.4%, to $5.0 million for the year ended December 31, 2005 from $3.8 million for the year ended December 31, 2004. As a percentage of revenues, research and development expenses increased from 4.1% for the year ended December 31, 2004 to 6.7% for the year ended December 31, 2005. The increase was the result of our commitment to increase funding of research and development, primarily staffing levels, to expand new product development efforts in 2005 and beyond.

Asset Abandonments.    We recognized a loss on asset abandonments of $336,000 during the year ended December 31, 2005. The assets abandoned consisted of a charge off of intangibles of $478,000 for deferred patent costs relating to abandoned research and development projects. This charge was offset by a $142,000 gain on the sale of the certain assets at Regeneration Technologies, Inc.—Cardiovascular (formerly Alabama Tissue Center, Inc.).

Other Expense and Income—Net.    Net interest expense decreased by $370,000, or 42.5%, to $501,000 for the year ended December 31, 2005 from $871,000 for the year ended December 31, 2004. Interest income for the year ended December 31, 2005 was $361,000 compared to interest income of $96,000 for the year ended December 31, 2004. The increase in interest income is due to the interest earned on the investment of proceeds received from our private placement of common stock on August 29, 2005.

Income Tax Benefit (Expense).    Income tax benefit for the year ended December 31, 2005 was $3.9 million, compared to an income tax expense of $3.0 million for the year ended December 31, 2004. Our effective tax rate for the year ended December 31, 2005 was 41.2% compared to 32.4% for the year ended December 31, 2004. Our tax benefit for the year ended December 31, 2005 was positively impacted by tax credits recognized for qualified research and development expenses.

2004 Compared to 2003

Revenues.    Our revenues, which consist primarily of fees from tissue distributions, increased by $17.2 million, or 22.8%, to $92.7 million for the year ended December 31, 2004 from $75.5 million for the year ended December 31, 2003.

Spinal—Revenues from spinal allografts increased $14.5 million, or 31.3%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. Spinal allograft revenues increased as a result of a 37.9% increase in units distributed to our distributor, MSD, which is attributed to increased demand for these allografts and new product introductions which represented 15.6% of spinal revenues for the year. Comparative 2003 revenues were adversely affected by inventory reductions by MSD in the fourth quarter of 2003.

Sports Medicine—Revenues from sports medicine allografts increased $147,000, or 1.7%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. The small increase in the distribution of sports medicine allografts reflects similar amounts of available tissue to distribute between 2004 and 2003. Unit volume distributions of our sports medicine line of products decreased 1.5% in 2004 compared to 2003. The unit volume decrease was offset by a mid-year price increase associated with the introduction of soft tissue BioCleanse®.

General Orthopedic—Revenues from general orthopedic allografts decreased $262,000, or 2.0%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. Unit volume distributions of general orthopedic products remained constant in 2004, as compared to 2003 levels.

Cardiovascular—Revenues from cardiovascular allografts increased $2.0 million, or 38.3%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase in cardiovascular revenues was the result of volume increases of 46.8%, change in product mix and a 7% price increase implemented at the beginning of 2004.

Other revenues—Other revenues increased $889,000, or 40.2%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. Other revenues consists of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, grant revenues, distribution of reproductions of our implants to distributors for demonstration purposes, and restocking fees.

Costs of Processing and Distribution.    Costs of processing and distribution increased by $12.8 million, or 29.8%, to $55.5 million for the year ended December 31, 2004 from $42.8 million for the year ended

December 31, 2003. As a percentage of revenues, these costs increased from 56.6% for the year ended December 31, 2003 to 59.9% for the year ended December 31, 2004. Our costs of processing and distribution were affected primarily by an increase in the proportion of new cervical units produced as compared to our lumbar spinal line, which on a per unit basis are more costly to produce than our lumbar spinal product line, along with increases in tissue recovery costs.

Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses increased by $120,000, or 0.5%, to $23.2 million for the year ended December 31, 2004 from $23.1 million for the year ended December 31, 2003. These expenses decreased as a percentage of revenues from 30.6% for the year ended December 31, 2003 to 25.1% for the year ended December 31, 2004. This increase was primarily due to the reversal of $645,000 in our allowance for bad debts, as these reserves are no longer deemed necessary for potential uncollectible accounts, offset by an additional $410,000 of accounting expenses relating to Sarbanes-Oxley compliance.

Research and Development Expenses.    Research and development expenses increased by $986,000, or 34.6%, to $3.8 million for the year ended December 31, 2004 from $2.9 million for the year ended December 31, 2003. As a percentage of revenues, research and development expenses increased from 3.8% for the year ended December 31, 2003 to 4.1% for the year ended December 31, 2004. The increase was the result of our commitment to increase funding of research and development to expand new product development efforts.

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

Liquidity and Capital Resources

Equity Financing.

On August 29, 2005, we completed a private placement of 2,800,000 shares of common stock resulting in net proceeds of $22.4 million. As part of the private placement transaction, we entered into a registration rights agreement with the stockholders who purchased these shares pursuant to which a registration statement for the resale of these shares became effective on October 3, 2005.

Cash Flows.

Our net cash used in operating activities was $1.7 million and $2.9 million for the years ended December 31, 2005 and 2004, respectively, a decrease of $1.2 million. During the year ended December 31, 2005, cash was provided by a decrease in accounts receivable of $697,000, a decrease in prepaid and other current assets of $559,000, and an increase in accrued expenses of $1.6 million. During the year ended December 31, 2005, primary uses of cash were a net loss of $5.6 million, an increase of other assets of $522,000, and a reduction in accounts payable of $1.2 million. Significant non-cash adjustments to operating activities for the year ended December 31, 2005 included depreciation and amortization expense of $4.6 million, provision for inventory write-downs of $3.7 million, a deferred income tax benefit of $3.9 million and a write-off of capitalized patent and trademark expenses of $478,000.

Our cash used in investing activities was $5.6 million for the year ended December 31, 2005 compared to net cash provided by investing activities of $11.9 million for the year ended December 31, 2004. Our investing activities in 2005 consisted of a $1.6 million acquisition of intellectual property rights and purchases of property, plant, and equipment of $4.0 million, primarily related to our new cardiovascular processing facility in Birmingham, Alabama. Cash provided by investing activities for the year ended December 31, 2004 consisted of a $14.8 million decrease in restricted deposits, offset by purchases of property, plant and equipment of $2.8 million.

Our net cash provided by financing activities was $21.4 million for the year ended December 31, 2005 compared to net cash used in financing activities of $7.6 million for the year ended December 31, 2004. Cash provided by financing activities for the year ended December 31, 2005 consisted of net proceeds of $22.4 million from our private placement of common stock, $3.0 million borrowed under the revolving line of credit and $1.3 million of proceeds from exercises of stock options. Cash used in financing activities for the year ended December 31, 2005 consisted of $2.3 million of payments made on our outstanding term loan and capital lease obligations and a $3.0 million payment on the revolving line of credit. Cash provided by financing activities for the year ended December 31, 2004 consisted of proceeds of $9.0 million from issuance of our term loan and $552,000 of proceeds from exercises of stock options. Cash used in financing activities for the year ended December 31, 2004 consisted primarily of the repayment of our previous term loan of $12.1 million, a $1.6 million payment made to terminate a swap agreement and payments on our outstanding term loan and capital lease obligations of $2.7 million.

Liquidity.

On August 29, 2005, we completed a private placement of 2,800,000 shares of common stock resulting in net proceeds of $22.4 million. After the completion of the private placement, on August 31, 2005 we repaid the $3.0 million that was outstanding on our $16.0 million revolving line of credit. As of December 31, 2005, we had $25.6 million of cash and cash equivalents. We believe that our working capital as of December 31, 2005, together with our borrowing ability under our revolving line of credit, will be adequate to fund our on-going operations.

Our accounts receivable days sales outstanding were 44 for the year ended December 31, 2005 and 38 at year ended December 31, 2004. The increase was caused by our transition to a direct distribution model and not the result of a deterioration of credit quality. Our inventory days outstanding were 260 for the year ended December 31, 2005, compared to 262 for the year ended December 31, 2004. The reduced inventory days were as a result of lower inventories on hand.

Certain Commitments.

On February 20, 2004, we entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9.0 million five-year term loan and a five-year $16.0 million revolving line of credit. The $9.0 million term loan calls for monthly principal payments of $125,000. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (8.64% at December 31, 2005). Under the $16.0 million revolving line of credit, we can borrow up to the maximum eligible amount, based on certain outstanding receivables of which $6.8 million is available at December 31, 2005. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at December 31, 2005. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and certain property and equipment.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must maintain certain financial covenant ratios computed on a four-quarter rolling average, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement.

As a result of the losses incurred by the Company during 2005, we did not meet certain of the restrictive covenants. The lender has waived all the violations for 2005 and removed all the restrictive covenants for the first and second quarters of 2006 and replaced them with a requirement for minimum EBITDA of $1.1 million $3.6 million, respectively, on a trailing four-quarters basis. Thereafter, the original covenants will resume for the remainder of the loan term. In conjunction with the waiver, we agreed to amend the loan agreement to remove finished goods inventories from its borrowing base under the revolving line of credit.

The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, estimated future expenditures and other purchase obligations as of December 31, 2005.

	Contractual Payments Due by Period
	Total	2006	2007	2008	2009
	(In thousands)
Debt(1)	$6,380	$1,505	$1,500	$1,500	$1,875
Capital lease obligations(2)	1,523	792	705	24	2
Operating lease payments(3)	765	419	155	143	48
Estimated future expenditures	—	—	—	—	—
Other purchase obligations(4)	435	435	—	—	—

Total	$9,103	$3,151	$2,360	$1,667	$1,925

(1)	These amounts are included on our Consolidated Balance Sheets, excluding interest, which is estimated to be $1,123 for the next five years based upon an assumed interest rate of 8.64%, representing the effective interest rate as of December 31, 2005.
(2)	The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets. See Note 9 of the Consolidated Financial Statements for additional information about our capital lease obligations.
(3)	Our operating lease obligations are described in Note 14 of the Notes to the Consolidated Financial Statements.
(4)	Our other purchase obligations consisted of our issued and outstanding purchase orders as of December 31, 2005.

Effective November 1, 2004, we entered into an amended lease agreement for certain equipment. The amended lease revises the terms of the previous lease agreement, including monthly payments, lease term and end of term provisions. The amended lease calls for monthly principal and interest payments of $70,000. The term is for 36 months, beginning November 1, 2004, and contains a bargain purchase option at the end of the lease term. As a result of the lease amendment, we recorded additional capital lease obligations of $1.6 million. We had no new capital lease obligations in 2005.

As of December 31, 2005, we had federal and state net operating loss carryforwards (net of tax) of $6.8 million and research and development tax credit carryforwards of $2.4 million. We anticipate a portion of these amounts will be utilized to offset our tax liability in 2006, with any remainder used in ensuing years. When these carryforwards are fully utilized, they will increase our cash flows by $8.4 million due to the reduction in taxes payable.

Impact of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and processing tools and supplies. We do not believe that the relatively low rates of inflation experienced in the United States since the time we began operations have had any material effect on our business.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2006. However, we cannot assure that interest rates will not significantly change in 2006. We do not enter into derivatives or other financial instruments for trading or speculative purposes. A 1.0% increase in interest rates would not have a material effect on our results of operations.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data required in this item are set forth at the pages indicated in Item 15(a)(1).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES.

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section appears on page 33. This section should be read in conjunction with the certifications and the Deloitte & Touche LLP report for a more complete understanding of the topics presented.

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

Management’s Report on Effectiveness of Internal Controls

The management of Regeneration Technologies, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 33.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Regeneration Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Effectiveness of Internal Controls, that Regeneration Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our reports dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

March 16, 2006

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption “Directors and Executive Officers” in our definitive proxy statement to be used in connection with our 2006 Annual Meeting of Stockholders is incorporated by reference. Information relating to our Code of Ethics that applies to our senior financial professionals is included on page 2 of this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive Compensation” in our definitive proxy statement to be used in connection with our 2006 Annual Meeting of Stockholders is incorporated by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the caption “Beneficial Ownership of Common Stock by Certain Stockholders and Management” in our definitive proxy statement to be used in connection with our 2006 Annual Meeting of Stockholders is incorporated by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be used in connection with our 2006 Annual Meeting of Stockholders is incorporated by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information set forth under the caption “Audit Matters—Audit Fees” in our definitive proxy statement to be used in connection with our 2006 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements:

See “Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule” on page F-1, the Independent Registered Public Accounting Firm’s Report on page F-2 and the Consolidated Financial Statements on pages F-3 to F-22, all of which are incorporated herein by reference.

(2) Financial	Statement Schedule:

The following consolidated financial statement schedule is filed as part of this Report:

Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.

(3) Exhibits:

The following exhibits are filed as part of this report or incorporated herein by reference.

2.1	Asset Purchase Agreement by and among University of Alabama Health Services Foundation, P.C., Alabama Tissue Center, Inc. and Regeneration Technologies, Inc., dated April 27, 2000.[1]*

3.1	Certificate of Incorporation of Regeneration Technologies, Inc.[1]

3.2	Bylaws.[1]

3.3	Certificate of Designation of Rights and Preferences of Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock of Regeneration Technologies, Inc.[1]

4.1	Amended and Restated Registration Rights Agreement dated as of October 11, 1999, by and among Regeneration Technologies, Inc., the investors set forth on Exhibit A to the Class C Preferred Stock and Warrant Purchase Agreement dated as of October 11, 1999 and the Stockholders listed on Exhibits A and B thereto.[1]

4.2	Stockholder’s Agreement dated as of October 11, 1999, by and among Regeneration Technologies, Inc., the investors set forth on Exhibit A to the Class C Preferred Stock and Warrant Purchase Agreement dated as of October 11, 1999 and the Stockholders listed on Exhibits A, B and C thereto.[1]

4.3	Specimen Stock Certificate.[1]

4.4	Purchase Agreement, dated November 26, 2002, among the Regeneration Technologies, Inc. and the Investors listed on the signature page thereto.[5]

4.5	Registration Rights Agreement, dated November 26, 2002, among Regeneration Technologies, Inc. and the Investors listed on the signature page thereto.[5]

10.1	Program Transfer Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1]*

10.2	Tissue Recovery Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1]*

10.3	Exclusive Distributorship Agreement between Regeneration Technologies, Inc. and C.R. Bard, Inc., dated June 6, 1998.[1]*

10.4	Exclusive License Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc. and Exactech, Inc., dated April 22, 1997, as amended.[1]*

10.5	Master Lease Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc., and American Equipment Leasing, dated January 23, 1998.[1]

10.6	Purchase Contract between Regeneration Technologies, Inc. and Echelon International Corp., dated January 31, 2000, as amended.[1]

10.7	Lease between Echelon International Corp. and Regeneration Technologies, Inc., dated February 4, 2000.[1]

10.8	Lease between Regeneration Technologies, Inc. and First Street Group L.C., dated June 14, 1999.[1]

10.9	Omnibus Stock Option Plan.[1]

10.10	Year 2000 Compensation Plan.[1]

10.11	Form of Indemnification Agreement between Regeneration Technologies, Inc. and its directors and executive officers.[1]

10.12	Employment Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated November 30, 2001.[2]

10.13	Employment Agreement between Regeneration Technologies, Inc. and Thomas F. Rose, dated May 1, 2002.[7]

10.14	Incentive Stock Option Grant Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated December 3, 2001.[2]

10.15	Separation Agreement and Release between Regeneration Technologies, Inc. and Jamie M. Grooms, dated June 17, 2002.[3]

10.16	$25,000,000 Loan Agreement, dated as of February 20, 2004, by and among Regeneration Technologies, Inc. and certain of its subsidiaries and Merrill Lynch Business Financial Services, Inc.[7]

10.17	Employment Agreement between Regeneration Technologies, Inc. and Roger W. Rose, dated October 21, 2002.[8]

10.18	First Amended Exclusive Distribution and License Agreement, effective as of April 15, 2004, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.[9]*

10.19	Regeneration Technologies, Inc. 2004 Equity Incentive Plan.[9]

10.20	Form of Nonqualified Stock Option Grant Agreement.[10]

10.21	Form of Incentive Stock Option Grant Agreement.[10]

10.22	Second Amended to the First Amended Exclusive Distribution and License Agreement, effective as of December 15, 2005, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.†

10.23	Third Amended to the First Amended Exclusive Distribution and License Agreement, effective as of December 15, 2005, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.*†

10.24	First Amended Exclusive License and Distribution Agreement, effective as of December 19, 2005, between Regeneration Technologies, Inc. and Exactech, Inc.†

21	Subsidiaries of the Registrant.[2]

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas F. Rose, Vice President, Chief Financial Officer and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Regeneration Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

32.2	Certification of Thomas F. Rose, Vice President, Chief Financial Officer and Secretary, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Regeneration Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

[1]	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-35756).
[2]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
[3]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
[4]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
[5]	Incorporated by reference to our Current Report on Form 8-K filed on December 2, 2002.
[6]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
[7]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
[8]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
[9]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
[10]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
*	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.
†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Regeneration Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Regeneration Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Regeneration Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

March 16, 2006

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$25,559	$11,484
Accounts receivable—less allowances of $1,009 in 2005 and $1,037 in 2004	9,021	9,544
Inventories	38,534	40,431
Prepaid and other current assets	832	1,420
Deferred tax assets—current	11,349	6,235

Total current assets	85,295	69,114
Property, plant and equipment—net	44,527	44,424
Goodwill	2,863	2,863
Other assets—net	9,577	8,329

Total assets	$142,262	$124,730

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,123	$7,797
Accrued expenses	6,189	4,685
Current portion of deferred revenue	89	200
Current portion of long-term debt	2,297	2,240

Total current liabilities	15,698	14,922
Long-term debt—less current portion	5,606	7,919
Other long-term liabilities	250	—
Deferred tax liabilities	2,357	1,171
Deferred revenue	538	1,116

Total liabilities	24,449	25,128

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 29,688,363 and 26,648,187 shares issued and outstanding, respectively	30	27
Additional paid-in capital	126,570	102,847
Accumulated deficit	(8,773)	(3,222)
Deferred compensation	—	(36)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	117,813	99,602

Total liabilities and stockholders’ equity	$142,262	$124,730

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Fees from tissue distribution	$72,337	$89,603	$73,299
Other revenues	2,862	3,100	2,211

Total revenues	75,199	92,703	75,510
Costs of processing and distribution	55,457	55,526	42,766

Gross profit	19,742	37,177	32,744

Expenses:
Marketing, general and administrative	23,350	23,224	23,104
Research and development	5,003	3,838	2,852
Asset abandonments, net	336	136	169

Total expenses	28,689	27,198	26,125

Operating (loss) income	(8,947)	9,979	6,619

Other (expense) income:
Interest expense	(862)	(967)	(981)
Interest income	361	96	235

Total other expense—net	(501)	(871)	(746)

(Loss) income before income tax benefit (expense)	(9,448)	9,108	5,873
Income tax benefit (expense)	3,897	(2,953)	483

Net (loss) income	$(5,551)	$6,155	$6,356

Net (loss) income per common share—basic	$(0.20)	$0.23	$0.24

Net (loss) income per common share—diluted	$(0.20)	$0.23	$0.24

Weighted average shares outstanding—basic	27,754,003	26,593,030	26,365,348

Weighted average shares outstanding—diluted	27,754,003	27,063,283	26,999,175

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Deferred Compensation	Treasury Stock	Total
Balance, January 1, 2003	$26	$99,235	$(15,733)	$(892)	$(14)	$82,622
Stock issuance costs	—	(29)	—	—	—	(29)
Exercise of common stock options	—	1,979	—	—	—	1,979
Vested deferred compensation	—	(396)	—	636	—	240
Income tax benefit from nonqualified stock option exercises	—	1,229	—	—	—	1,229
Net income	—	—	6,356	—	—	6,356

Balance, December 31, 2003	26	102,018	(9,377)	(256)	(14)	92,397
Exercise of common stock options	1	551	—	—	—	552
Vested deferred compensation	—	(23)	—	220	—	197
Income tax benefit from nonqualified stock option exercises	—	301	—	—	—	301
Net income	—	—	6,155	—	—	6,155

Balance, December 31, 2004	27	102,847	(3,222)	(36)	(14)	99,602
Issuance of common stock	3	23,937	—	—	—	23,940
Stock issuance costs	—	(1,565)	—	—	—	(1,565)
Exercise of common stock options	—	1,296	—	—	—	1,296
Vested deferred compensation	—	—	—	36	—	36
Income tax benefit from nonqualified stock option exercises	—	55	—	—	—	55
Net loss	—	—	(5,551)	—	—	(5,551)

Balance, December 31, 2005	$30	$126,570	$(8,773)	$—	$(14)	$117,813

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net (loss) income	$(5,551)	$6,155	$6,356
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	4,591	4,422	4,782
Amortization of deferred financing costs	173	139	—
Provision for (reduction of) bad debts	26	(405)	182
Provision for inventory writedowns	3,673	1,165	1,299
Provision for (reduction of) product returns	—	15	(225)
Amortization of deferred revenue	(438)	(365)	(369)
Deferred income tax (benefit) expense	(3,873)	2,940	(551)
Deferred stock-based compensation and nonqualified option expense	36	197	240
Derivative loss (gain)	—	61	(444)
(Gain) loss on asset sale	(142)	136	169
Write-off of capitalized patent and trademark expenses	478	—	—
Changes in assets and liabilities:
Accounts receivable	697	(3,212)	8,183
Inventories	(1,776)	60	(14,328)
Income taxes receivable	—	26	1,475
Prepaid and other current assets	559	(569)	737
Other assets	(522)	1,180	(445)
Accounts payable	(1,165)	(11,928)	(7,670)
Accrued expenses	1,553	(1,243)	(1,289)
Deferred revenue	—	(1,643)	—

Net cash used in operating activities	(1,681)	(2,869)	(1,898)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,999)	(2,821)	(1,427)
Additional cash paid for purchases of assets	—	—	(250)
Proceeds from sale of property, plant and equipment	—	—	3,032
Purchase of intellectual property	(1,600)	—	—
Decrease in restricted deposits	—	14,757	3,753

Net cash (used in) provided by investing activities	(5,599)	11,936	5,108

Cash flows from financing activities:
Proceeds from stock issuance	23,940	—	—
Stock issuance costs	(1,565)	—	(29)
Proceeds from exercise of stock options	1,296	552	1,979
Payment made to terminate swap agreement	—	(1,613)	—
Payments on term loan and capital lease obligations	(2,316)	(2,653)	(1,888)
Payment on note payable	—	(12,068)	(3,032)
Proceeds from issuance of term loan	—	9,000	—
Debt issuance costs	—	(852)	—
Proceeds from revolving line of credit	3,000	—	—
Payment on revolving line of credit	(3,000)	—	—

Net cash provided by (used in) financing activities	21,355	(7,634)	(2,970)

Net increase in cash and cash equivalents	14,075	1,433	240
Cash and cash equivalents, beginning of year	11,484	10,051	9,811

Cash and cash equivalents, end of year	$25,559	$11,484	$10,051

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2004 and 2003

(In thousands, except share and per share data)

1.    Business

Regeneration Technologies, Inc. (“RTI”), and its subsidiaries (collectively, the “Company”) process human and animal tissue. The processing transforms the tissue into either conventional or precision tooled allograft implants (human) or xenograft implants (animal), some of which are patented. These implants are distributed domestically and internationally, for use in musculoskeletal and cardiovascular reconstruction and fracture repair.

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

RTIDS is a taxable not for profit entity organized and controlled by the Company. RTIDS is the corporate entity that is responsible for procuring most of the human tissue for the Company. Expenses incurred by RTIDS to procure tissue are passed through to the Company. RTIDS has no significant assets or liabilities except for its intercompany account and accounts payable to tissue recovery agencies. The Company pays all expenses of RTIDS.

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

Debt Issuance Costs—Debt issuance costs include costs incurred to obtain financing. Upon funding of debt offerings, deferred financing costs are capitalized as debt issuance costs and are amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt. At December 31, 2005 and 2004, debt issuance costs were $852 net of accumulated amortization of $312, and of $139, respectively, and are included in other assets—net in the accompanying consolidated balance sheets.

Investment in Organ Recovery System, Inc.—The Company accounts for its investment in preferred shares of stock issued by Organ Recovery Systems, Inc. (“ORS”) under the cost method as the Company does not exert control over ORS. Management monitors the performance of ORS and evaluates the assumptions and methods used to assess the fair value of its investment in ORS at each reporting period.

Research and Development Costs—Research and development costs, including the cost of research and development conducted for others and the cost of contracted research and development, are expensed as incurred. Research and development costs for the years ended December 31, 2005, 2004 and 2003 were $5,003, $3,838 and $2,852, respectively.

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

Deferred revenue consisting of up-front fees received from Medtronic Sofamor Danek (“MSD”) in the period ended December 31, 1998 which was deferred and is being recognized as revenue on a straight-line basis over the 12 year life of the exclusive management services agreement with MSD. This revenue is recorded in other revenues in the consolidated statements of operations.

Other Revenues—Other revenues consists of tissue processing fees, tissue recovery fees, biomedical laboratory fees, manufacturing royalties, shipping fees, distribution of reproductions of our implants to distributors for demonstration purposes, and restocking fees.

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

Had compensation cost for grants after March 31, 2000 been determined on the basis of fair value pursuant to SFAS No. 123, net (loss) income and net (loss) income per common share would have been affected as follows for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003
Net (loss) income:
As reported	$(5,551)	$6,155	$6,356
Add: stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	—	24	46
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,473)	(1,574)	(1,747)

Pro forma net (loss) income	$(7,024)	$4,605	$4,655

Net (loss) income per common share:
Basic, as reported	$(0.20)	$0.23	$0.24
Basic, pro forma	$(0.25)	$0.17	$0.18
Diluted, as reported	$(0.20)	$0.23	$0.24
Diluted, pro forma	$(0.25)	$0.17	$0.17

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

	Year Ended December 31,
	2005	2004	2003
Basic shares	27,754,003	26,593,030	26,365,348
Effect of dilutive securities:
Stock options	—	470,253	633,827

Diluted shares	27,754,003	27,063,283	26,999,175

Options to purchase 3,118,039 and 3,095,039 shares of common stock at prices ranging from $1.30 to $14.95 per share were outstanding as of December 31, 2005 and 2004, respectively. Options to purchase 3,118,039 shares of common stock at prices ranging from $1.30 and $14.95 per share were outstanding as of December 31, 2005, but were not included in the computation of diluted EPS for the year ended December 31, 2005 because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported. For the years ended December 31, 2004 and 2003, approximately 1,575,000 and 1,523,000, respectively, of issued stock options were not included in the computation of diluted earnings per share because they were anti-dilutive.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions relating to inventories, receivables, long-lived assets and investment valuations are made at the end of each financial reporting period by management. Actual results could differ from those estimates.

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

In the event that facts and circumstances indicate that the cost of long-lived assets, primarily property, plant and equipment and certain identifiable intangible assets may be impaired, the Company performs a recoverability evaluation. If an evaluation is required, the undiscounted estimated future cash flows associated with the assets are compared to the assets’ carrying amount to determine whether a write-down to fair value is required.

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

Fair Value of Financial Instruments—The estimated fair value of financial instruments disclosed in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The fair value of the long-term debt obligations approximates the carrying value based on its variable interest rate component. The fair value of capital lease obligations approximates the carrying value, based on current market prices.

Financial Instruments—The Company has used derivative financial instruments in the management of its interest rate exposure. The Company records all derivatives on the balance sheet at fair value. Changes in the derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (“OCI”) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings as interest expense. The Company does not use derivative financial instruments for trading or speculative purposes. On February 20, 2004, the Company terminated its interest rate swap agreement by paying off the fair value of the swap, or $1,613. The net increase in fair value for the derivative liability of the interest rate swap for the period from December 31, 2003 to the termination date was $61.

New Accounting Standards—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based-Payments, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) on January 1, 2006. This standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. Because the Company recognized no compensation cost for equity-based awards prior to the adoption of SFAS No. 123(R)’s fair value method, the Company expects that SFAS No. 123(R) will have a significant impact on the Company ‘s results of operations, although it will have no net impact on the Company ‘s overall financial position or cash flows.

The Company uses the Black-Scholes formula to estimate the value of stock-based compensation granted to employees and directors and expects to continue to use this option valuation model in 2006, but may consider switching to an alternative valuation model in the future, if the Company determines that such a model will produce a better estimate of fair value. Because SFAS No. 123(R) must be applied not only to new awards, but to previously granted awards that are not fully vested on the effective date of the Company’s adoption of SFAS No. 123(R), compensation cost for some previously granted options will be recognized under SFAS No. 123(R).

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required.

The Company plans to follow the modified retrospective method. Accordingly the Company will implement this new standard in the first quarter of 2006 and will restate all prior periods on a retrospective basis. Had compensation cost for our stock option plans been determined on the basis of fair value at the grant date for awards under those plans, consistent with this statement and using our existing valuation method for our employee stock options, the Black-Scholes option pricing model, we estimate that our net loss for the year ended December 31, 2005 would have been increased by 27%, and our net income for the years ended December 31,

2004 and 2003 would have been reduced by 25% and 27%, respectively. Furthermore, we expect applying this statement will result in compensation expenses of approximately $2.5 million (not including tax effects) in 2006, based on option grants unvested and outstanding at December 31, 2005. The foregoing amount does not include compensation expense for any equity awards that may be granted after January 1, 2006. However, these calculations use option valuation models that use highly subjective assumptions, including expected stock price volatility. Therefore, our results of operations could be materially different if different assumptions are used.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment to ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated results of operations or financial position.

Reclassifications—Certain amounts in the 2004 and 2003 consolidated financial statements, as previously reported, have been reclassified to conform to the 2005 presentation. In our consolidated statements of cash flows for the years ended December 31, 2004 and 2003, the Company changed the classification of changes in restricted cash balances to present such changes as an investing activity. The Company previously presented such changes as a financing activity. We reclassified changes in restricted cash balances to be consistent with our 2005 presentation which resulted in a $14,757 and $3,753 increase to investing cash flows for the years ended December 31, 2004 and 2003, respectively, and a corresponding decrease to financing cash flows for the years ended December 31, 2004 and 2003, respectively, from the amounts previously reported.

3.    Stock Based Compensation

2004 Equity Incentive Plan—In 2004, the Company adopted a equity incentive plan (the “2004 Plan”) which provides for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company, and consultants and advisors. The option or grant of restricted stock price per share may not be less than 100% of the fair market value of such shares on the date granted. The 2004 Plan allows for up to 2,000,000 shares of common stock to be issued with respect to awards granted. Awards or shares which are forfeited, surrendered or otherwise terminated are available for further awards; provided, however, that any such shares that are surrendered in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Code Section 422.

1998 Stock Option Plan—In July 1998, the Company adopted a stock option plan (the “1998 Plan”) which provides for the grant of incentive and nonqualified stock options to key employees, including officers and directors of the Company, and consultants and advisors. The option price per share may not be less than 100% of the fair market value of such shares on the date such option is granted. The 1998 Plan allows for up to 4,406,400 shares of common stock to be issued with respect to awards granted. Awards or shares which are forfeited, surrendered or otherwise terminated are available for further awards; provided, however, that any such shares that are surrendered in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Code Section 422.

Stock option activity for both the 2004 and 1998 option plans are summarized as follows for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1,	3,095,039	$7.91	3,137,157	$7.75	3,495,881	$7.60
Granted	535,500	6.18	423,000	9.75	416,500	10.34
Exercised	(240,176)	5.13	(129,142)	4.10	(303,815)	6.62
Canceled	(272,324)	10.09	(335,976)	10.22	(471,409)	9.58

Outstanding at December 31,	3,118,039	$7.64	3,095,039	$7.91	3,137,157	$7.75

Exercisable at December 31,	1,602,435	$7.86	1,447,221	$7.58	1,087,755	$7.31

Available for grant at December 31,	2,029,232		285,060		372,084

Outstanding options under both option plans vest over a three to five year period. Options expire ten years from the date of grant.

Stock options outstanding and exercisable at December 31, 2005 for both option plans are summarized as follows:

	Options Outstanding			Options Outstanding and Currently Exercisable
Range of Exercise Prices:	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$1.30 to $3.80	218,187	3.64	$3.02	218,187	$3.02
$4.80 to $5.65	783,600	6.40	4.80	431,600	4.81
$6.18 to $7.97	611,500	9.07	6.43	54,000	7.92
$8.55 to $8.70	104,500	6.79	8.69	64,200	8.69
$9.01 to $9.95	348,500	7.29	9.41	154,268	9.46
$10.00 to $10.81	840,100	6.75	10.10	513,600	10.12
$11.04 to $12.07	48,820	5.26	11.85	39,028	11.85
$12.63 to $12.88	3,900	4.72	12.73	3,120	12.73
$13.15 to $13.99	135,236	5.70	13.40	100,736	13.47
$14.00 to $14.95	23,696	5.21	14.80	23,696	14.80

$1.30 to $14.95	3,118,039	6.88	$7.64	1,602,435	$7.86

The Company applies APB Opinion No. 25 in accounting for its stock options. No compensation expense has been recognized for options granted to employees after March 31, 2000 because the exercise price equaled the fair market value on the date of the grant.

The Company recorded deferred compensation expense for options granted during the period October 1, 1999 through March 31, 2000. The total compensation cost related to these options of $2,499, net of subsequent cancellations, was amortized over the 5 year life of the option grants. At December 31, 2005, all amounts had been fully amortized.

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

The fair value of each grant subsequent to October 31, 1999 was estimated using the Black-Scholes Option Pricing model with the following weighted-average assumptions used:

	Year Ended December 31,
	2005	2004	2003
Expected life (years)	5.00	4.43	4.53
Risk free interest rate	4.25%	4.25%	4.25%
Volatility factor	60.19%	52.87%	60.63%
Dividend yield	—	—	—

4.    Goodwill and Other Intangible Assets

The Company accounts for it’s goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and other intangible assets determined to have an indefinite useful life to be assessed at least annually for impairment. The Company has one reporting unit, and therefore, utilizes the fair value of its common stock for estimating the fair value of its reporting unit. The Company performs an annual impairment test for goodwill during the fourth quarter of each fiscal year unless indicators of impairment are present and require more frequent testing.

The carrying value of goodwill, net of accumulated amortization, increased by $250 during the year ended December 31, 2003. The increase was a result of a contingent payment made in connection with the Company’s purchase of certain assets of Regeneration Technologies, Inc.—Cardiovascular (formerly Alabama Tissue Center, Inc.), originally consummated in August 2000. Under the purchase agreement, if the business the Company acquired achieved a specified operating income within a defined period of time, an additional purchase price of $250 was required to be paid. As a result of the milestone being achieved, the Company paid $250 which has been recorded as additional goodwill. The carrying value of goodwill was $2,863 at December 31, 2005 and 2004.

5.    Inventories

Inventories by stage of completion are as follows:

	December 31,
	2005	2004
Unprocessed donor tissue	$6,274	$5,114
Tissue in process	19,654	22,433
Implantable donor tissue	11,192	11,801
Supplies	1,414	1,083

	$38,534	$40,431

For the years ended December 31, 2005, 2004 and 2003, the Company had inventory write-downs of $3,673, $1,165 and $1,299, respectively. The increase in inventory write-downs during 2005 was primarily a result of certain undistributable allograft inventories on hand written down to zero as the result of a product recall announced in October 2005.

6.    Property, Plant and Equipment

Property, plant and equipment are as follows:

	December 31,
	2005	2004
Land	$625	$625
Buildings and improvements	35,690	35,690
Construction in process	387	903
Processing equipment	10,930	9,625
Leasehold improvements	3,693	834
Office equipment, furniture and fixtures	980	774
Computer hardware and software	3,767	3,314
Equipment under capital leases	7,533	7,533

	63,605	59,298
Less accumulated depreciation and amortization	(19,078)	(14,874)

	$44,527	$44,424

The Company capitalizes interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets once they are placed in service. Total interest costs, including interest on capital leases, derivative investments and amortization of debt issuance costs for the years ended December 31, 2005, 2004 and 2003 were $862, $967 and $981, and of that $135 was capitalized to construction in process in 2005. No interest was capitalized during 2004 or 2003. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $4,389, $4,402 and $4,752, respectively.

7.    Other Assets

Other assets are as follows:

	December 31,
	2005	2004
Patents and trademarks	$3,295	$1,754
Acquired exclusivity rights	498	486
Deposits	198	179
Investment in Organ Recovery Systems, Inc.	5,250	5,250
Debt issuance costs	852	852
Other	52	—

	10,145	8,521
Less accumulated amortization	(568)	(192)

	$9,577	$8,329

On January 21, 2005 the Company purchased all patents and intellectual property rights from Southeast Tissue Alliance (“SETA”), the Company’s largest tissue recovery agency, for $1,600. As part of the patent assignment agreement, the Company will pay SETA a 1.25% quarterly royalty associated with all product distributions related to the assigned patents, which is included as a component of marketing, general and administrative expenses in the accompanying consolidated statements of operations.

Patents and trademarks are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful life. Patents and trademarks are recorded net of accumulated amortization of $203 and $53 at December 31, 2005 and 2004, respectively. Debt issuance costs are amortized on the straight-line method to interest expense over the term of the associated debt instrument, which is five years. The straight-line method approximates the effective interest method. The Company recognized interest expense associated with the amortization of its debt issuance costs for the years ended December 31, 2005 and 2004 of $173 and $139, respectively.

During the year ended December 31, 2004, the Company and MSD entered into an amended distribution agreement which allows the Company to distribute spinal allografts worldwide, except in the United States, Canada and Puerto Rico. As a result of the Company’s ability to now distribute spinal allografts worldwide, $2,129 was paid to MSD for such rights. As a result of this payment, $486 which amount relates to the reacquired international spinal distribution rights, has been set up as an intangible asset and is being amortized over the approximate 10 years remaining term of the amended agreement.

During the year ended December 31, 2005, the Company and MSD entered into an amended distribution agreement which allows the Company to distribute spinal bone paste allografts in the United States, Canada and Puerto Rico. Under the amended agreement the Company will pay MSD $500 for such distribution rights. The payment will be made in equal installments over the next eight quarters. Each installment is contingent upon MSD achieving certain distribution levels. As a result of these anticipated payments, $12 has been set up as an intangible asset and is being amortized over the approximate 9 years remaining term of the amended agreement. This intangible asset relates to the reacquired domestic spinal bone paste distribution rights.

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $202, $21 and $29, respectively. Management estimates amortization expense of $180 per year for the next five years.

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

9.    Long-Term Obligations

Long-term obligations, excluding interest on capital lease obligations, are as follows:

	December 31,
	2005	2004
Term loan	$6,380	$7,895
Capital leases	1,523	2,264

	7,903	10,159
Less current portion	(2,297)	(2,240)

Long-term portion	$5,606	$7,919

On February 20, 2004, the Company entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9,000 five-year term loan and a five-year $16,000 revolving line of credit. The $9,000 term loan calls for monthly principal payments of $125. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (8.64% at December 31, 2005). Under the $16,000 revolving line of credit, the Company can borrow up to the maximum eligible amount, based on certain outstanding receivables of which

$6,843 is available at December 31, 2005. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at December 31, 2005. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable and certain property and equipment.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must maintain certain financial covenant ratios computed on a four-quarter rolling average, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement.

As a result of the losses incurred by the Company during 2005, the Company did not meet certain of the restrictive covenants. The lender has waived all the violations for 2005 and removed all the restrictive covenants for the first and second quarters of 2006 and replaced them with a requirement for minimum EBITDA of $1,100 and $3,600, respectively, on a trailing four-quarters basis. Thereafter, the original covenants will resume for the remainder of the loan term. In conjunction with the waiver, the Company agreed to amend its loan agreement to remove finished goods inventories from its borrowing base under the revolving line of credit.

Effective November 1, 2004, the Company entered into an amended lease agreement for certain equipment. The amended lease revises the terms of the previous lease agreement, including monthly payments, lease term and end of term provisions. The amended lease calls for monthly principal and interest payments of $70. The term is for 36 months, beginning November 1, 2004, and contains a bargain purchase option at the end of the lease term. As a result of the lease amendment, the Company recorded additional capital lease obligations of $1,583 during 2004.

Contractual maturities of long-term obligations, excluding interest on capital lease obligations, are as follows:

	Term Loan	Capital Leases	Total
2006	$1,505	$792	$2,297
2007	1,500	705	2,205
2008	1,500	24	1,524
2009	1,875	2	1,877

	$6,380	$1,523	$7,903

The capital leases have interest rates ranging from 5.50% to 10.85%, are collateralized by the related equipment, and are due at various dates through 2009.

Below is a schedule of future minimum lease payments on capital lease obligations.

Capital Leases
2006	$874
2007	730
2008	25
2009	2

1,631
Less amounts representing interest	(108)

Present value of net minimum lease payments	$1,523

10.    Income Taxes

Income tax benefit (expense) consisted of the following components:

	Year Ended December 31,
	2005		2004	2003
Current:
Federal	$		$(14)	$(68)
State		—	—	—

Total current		—	(14)	(68)

Deferred:
Federal		3,509	(2,647)	496
State		388	(292)	55

Total deferred		3,897	(2,939)	551

Total income tax benefit (expense)		$3,897	$(2,953)	$483

The components of the deferred tax assets and liabilities consisted of the following at December 31:

	2005		2004
	Deferred Income Tax		Deferred Income Tax
	Asset	Liability	Asset	Liability
Current:
Allowance for bad debts	$347	$—	$390	$—
Inventory reserves	5,246	—	2,244	—
Net operating losses	5,286	—	2,679	—
Accrued liabilities	425	—	920	—
Charitable contributions	43	—	—	—
State taxes	2	—	2	—

Total current	11,349	—	6,235	—

Noncurrent:
Depreciation	—	(4,984)	—	(4,228)
Amortization	—	(860)	—	(781)
Unearned revenue	237	—	497	—
Net operating losses	1,466	—	643	—
Research and development credit	2,424	—	2,081	—
Accrued liabilities	—	—	1,123	—
AMT credit	126	—	149	—
Valuation allowance	(766)	—	(655)	—

Total noncurrent	3,487	(5,844)	3,838	(5,009)

Total	$14,836	$(5,844)	$10,073	$(5,009)

The Company has recorded a valuation allowance to reduce the deferred tax assets reported. Based on the weight of the evidence, management has determined that it is more likely than not that some portion of the deferred tax assets will not be realized based on the nature of the credits claimed for research and development expenditures incurred, as well as, certain state net operating loss carryforwards. During the year ended December 31, 2005, the Company increased its valuation allowance as it has determined that it is more likely than not that an additional $111 of certain deferred tax assets will not be realized, based on the characteristics of the research and development tax credits claimed and the lack of profitability in certain states. As such, valuation allowances of $766 and $655 have been established at December 31, 2005 and 2004, respectively.

The Company recorded a non-cash tax benefit from the exercise of nonqualified stock options as an addition to its deferred income tax assets in the amount of $55 and $301 for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005, the Company has federal net operating loss carryforwards of $16,589 that will expire in the years 2022 and 2025, as well as state net operating loss carryforwards of $29,554 that will expire in the years 2021, 2022 and 2025.

As of December 31, 2005, the Company has research and development tax credit carryforwards of $2,424 that will expire in years 2018 through 2025, as well as alternative minimum tax credit carryforwards of $126 that are carried forward indefinitely.

The effective tax rate differs from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2005	2004	2003
Statutory federal rate	34.00%	34.00%	34.00%
State income taxes—net of federal tax benefit	3.76%	3.76%	3.76%
Research and development credit	3.63%	(8.67%)	—
Miscellaneous	1.04%	1.63%	(0.23%)
Valuation allowance	(1.18%)	1.70%	(45.75%)

Effective tax rate	41.25%	32.42%	(8.22%)

11.    Stockholders’ Equity

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

On August 29, 2005, the Company completed a private placement of 2,800,000 shares of common stock for $23,940. Transaction costs totaled $1,565. As part of the private placement transaction, the Company entered into a registration rights agreement with the stockholders who purchased these shares. The registration rights agreement required the shares to be registered for resale and that the registration statement be declared effective by the SEC within a specified amount of time or the Company would have been required to pay liquidating damages to the purchasers. These requirements under the registration rights agreement were met.

12.    Retirement Benefits

The Company has a qualified 401(k) plan available to all employees who meet certain eligibility requirements. The 401(k) plan allows each employee to contribute 20% of the employee’s salary up to the annual maximum allowed under the Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee’s earnings. For the years ended December 31, 2005, 2004 and 2003, the Company’s contributions to the plan were $679, $612, and $525, respectively.

13.    Concentrations of Risk

Distribution—The Company’s principal concentration of risk is related to its limited distribution channels. The Company’s revenues are primarily related to the distribution efforts of four independent companies with the majority of its revenues coming from one of the distribution companies, MSD. For years ended December 31, 2005, 2004, and 2003, the amount of revenues coming from MSD were approximately 60%, 65%, and 61%, respectively.

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

Tissue Supply—The Company’s operations are dependent on the availability of tissue from human donors. For the majority of the tissue recoveries, the Company relies on the efforts of independent procurement agencies to educate the public and increase the willingness to donate bone tissue. These procurement agencies may not be able to obtain sufficient tissue to meet present or future demands. Any interruption in the supply of tissue from these procurement agencies could have a material adverse effect on the Company’s operations.

14.    Commitments and Contingencies

New Distribution Agreement with MSD—On April 15, 2004, the Company and MSD entered into a new license and distribution agreement which replaced the existing agreement between the two companies. In conjunction with the new agreement the companies agreed to settle all past contractual disputes regarding the performance of both parties under the prior agreements, which included among other things, responsibilities of the parties relative to consignment inventories and uncollected accounts receivable. During 2004, the Company paid MSD $11,000 of management service fee obligations which were previously recognized under the terms of the prior distribution agreement, and transferred $918 of remaining consignment inventories to MSD. The Company wrote-off $2,278 of uncollectible accounts receivable outstanding under the previous agreements which were fully reserved. The Company also paid MSD $2,129 associated with the new agreement which allows the Company to distribute its spinal allograft products outside of North America. See Note 7.

On December 15, 2005, the Company and MSD entered into an amended license and distribution agreement which now allows the Company to distribute spinal paste allografts in the United States, Canada and Puerto Rico. As a result of the Company’s ability to now distribute spinal paste allografts in the United States, Canada and Puerto Rico, $500 will be paid to MSD for such distribution rights. The payment will be made in equal installments over the next eight quarters. Each installment is contingent upon MSD achieving certain distribution levels. See Note 7.

Leases—The Company leases various buildings, office equipment and fixtures under non-cancelable operating leases for various periods.

Future minimum lease commitments under non-cancelable operating leases as of December 31, 2005 are as follows:

Operating Leases
2006	$419
2007	155
2008	143
2009	48

$765

Rent expense for the periods ended December 31, 2005, 2004 and 2003 was $820, $964, and $773, respectively, and is included as a component of marketing, general and administrative expenses.

15.    Related Parties

During the years ended December 31, 2005, 2004 and 2003, the Company recognized revenues of $3,949, $6,791 and $4,379, respectively, from distributions to Stryker Endoscopy, a division of Stryker Corporation (Stryker), representing 5.3%, 7.3% and 5.8% of our total revenues. Accounts (payable) receivable from Stryker totaled ($44) and $573 at December 31, 2005 and 2004, respectively. A member of our board of directors serves as a non-executive officer of Stryker.

16.    Legal and Regulatory Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2005 will have a material adverse impact on its financial position or results of operations.

On October 14, 2005, the Company issued a voluntary recall of certain allograft implants processed from donor tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). The amount of tissue recalled totaled $3,526 which consists of write-downs of tissue inventories of $2,084 and replacement of distributor inventories of $1,442. The inventory amounts are included in costs of processing and distribution in the consolidated statements of operations for the year ended December 31, 2005. The Company is pursing insurance recoveries which will be recorded in income at such time amounts are received as well as other legal remedies to offset the losses in future periods. There can be no assurance that any recovery will ultimately be received in the matter.

The Company has been named as a party, along with a number of other defendants, in twenty-eight lawsuits relating to the recall of tissue recovered by BTS. These lawsuits generally allege that the Company was negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and breach of warranty. Where specific damages have been identified, the actions seek compensatory damages in ranges of $75 to $2,500 and punitive damages in ranges of $75 to $10,000. The Company believes that it has meritorious defenses to these possible claims, and plans to defend them vigorously. In addition, the Company believes its existing insurance will be sufficient to cover any possible damage award. However, the Company’s insurance coverage may not be adequate if the Company is not successful in its defenses.

17.    Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Year Ended December 31,
	2005	2004	2003
Cash paid for interest	$683	$873	$1,438
Income taxes payments (refunded)	40	105	(1,510)
Equipment acquired under capital leases	—	1,583	—
Noncash investing activities in accounts receivable	200	—	—
Accrual for purchases of property, plant and equipment	553	869	360

18.    Segment Data

The Company processes human tissue received from various tissue recovery agencies and distributes the tissue through various channels. This one line of business consisting of distribution of human tissue implants represents almost 100% of consolidated revenues and is comprised of four primary product lines: spinal, sports medicine, cardiovascular and general orthopedic. The following table presents revenues from tissue distribution and other revenues:

	Year Ended December 31,
	2005	2004	2003
Fees from tissue distribution:
Spinal	$44,887	$60,611	$46,159
Sports medicine	10,545	9,002	8,855
Cardiovascular	7,653	7,108	5,141
General orthopedic	9,252	12,882	13,144
Other revenues	2,862	3,100	2,211

Total	$75,199	$92,703	$75,510

The Company distributes its products both within and outside the United States. Foreign distribution, primarily in Europe and Korea, accounted for 6.3%, 5.7% and 7.6% of the Company’s revenues during the years ended December 31, 2005, 2004 and 2003, respectively.

19.    Quarterly Results of Operations (Unaudited)

The following table sets forth the results of operations for the periods indicated:

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Quarter Ended:
Revenues	$14,970	$17,554	$22,549	$20,126
Gross profit	4,623	4,969	4,594	5,556
Net loss	(1,250)	(997)	(1,597)	(1,707)
Net loss per common share:
Basic	$(0.05)	$(0.04)	$(0.06)	$(0.06)
Diluted	$(0.05)	$(0.04)	$(0.06)	$(0.06)

During 2005 the Company experienced a decrease in revenues in the spinal and general orthopedic segments which were negatively impacted by low order levels in the first half of the year and the product recall in the second half of the year. Gross margins decreased as a result of lower revenues, processing inefficiencies due to lower volume levels, shift of mix in spinal implants, and the impact of a product recall in October 2005. During the fourth quarter, the Company recognized a loss on asset abandonments of $336 which consisted of a charge off of intangibles of $478 for deferred patent costs relating to abandoned research and development projects. This charge was offset by a $142 gain on the sale of the certain assets at the Company’s subsidiary, Regeneration Technologies, Inc.—Cardiovascular (formerly Alabama Tissue Center, Inc.). Lastly, operating expenses increased primarily to our higher levels of research and development spending. The combination of these factors resulted in operating losses throughout 2005.

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

March 16, 2006	REGENERATION TECHNOLOGIES, INC.

	By:	/s/ BRIAN K. HUTCHISON
Brian K. Hutchison Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN K. HUTCHISON Brian K. Hutchison	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ THOMAS F. ROSE Thomas F. Rose	Vice President, Chief Financial Officer and Secretary	March 16, 2006

/s/ PHILIP R. CHAPMAN Philip R. Chapman	Director	March 16, 2006

/s/ PETER F. GEAREN Peter F. Gearen	Director	March 16, 2006

/s/ MICHAEL J. ODRICH Michael J. Odrich	Director	March 16, 2006

/s/ DAVID J. SIMPSON David J. Simpson	Director	March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Regeneration Technologies, Inc.:

We have audited the consolidated financial statements of Regeneration Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 16, 2006; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Regeneration Technologies, Inc. and subsidiaries, listed in Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

March 16, 2006

Exhibit Number	Description
2.1	Asset Purchase Agreement by and among University of Alabama Health Services Foundation, P.C., Alabama Tissue Center, Inc. and Regeneration Technologies, Inc., dated April 27, 2000.[1]*

3.1	Certificate of Incorporation of Regeneration Technologies, Inc.[1]

3.2	Bylaws.[1]

3.3	Certificate of Designation of Rights and Preferences of Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock of Regeneration Technologies, Inc.[1]

4.1	Amended and Restated Registration Rights Agreement dated as of October 11, 1999, by and among Regeneration Technologies, Inc., the investors set forth on Exhibit A to the Class C Preferred Stock and Warrant Purchase Agreement dated as of October 11, 1999 and the Stockholders listed on Exhibits A and B thereto.[1]

4.2	Stockholder’s Agreement dated as of October 11, 1999, by and among Regeneration Technologies, Inc., the investors set forth on Exhibit A to the Class C Preferred Stock and Warrant Purchase Agreement dated as of October 11, 1999 and the Stockholders listed on Exhibits A, B and C thereto.[1]

4.3	Specimen Stock Certificate.[1]

4.4	Purchase Agreement, dated November 26, 2002, among the Regeneration Technologies, Inc. and the Investors listed on the signature page thereto.[5]

4.5	Registration Rights Agreement, dated November 26, 2002, among Regeneration Technologies, Inc. and the Investors listed on the signature page thereto.[5]

10.1	Program Transfer Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1]*

10.2	Tissue Recovery Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1]*

10.3	Exclusive Distributorship Agreement between Regeneration Technologies, Inc. and C.R. Bard, Inc., dated June 6, 1998.[1]*

10.4	Exclusive License Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc. and Exactech, Inc., dated April 22, 1997, as amended.[1]*

10.5	Master Lease Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc., and American Equipment Leasing, dated January 23, 1998.[1]

10.6	Purchase Contract between Regeneration Technologies, Inc. and Echelon International Corp., dated January 31, 2000, as amended.[1]

10.7	Lease between Echelon International Corp. and Regeneration Technologies, Inc., dated February 4, 2000.[1]

10.8	Lease between Regeneration Technologies, Inc. and First Street Group L.C., dated June 14, 1999.[1]

10.9	Omnibus Stock Option Plan.[1]

10.10	Year 2000 Compensation Plan.[1]

10.11	Form of Indemnification Agreement between Regeneration Technologies, Inc. and its directors and executive officers.[1]

10.12	Employment Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated November 30, 2001.[2]

10.13	Employment Agreement between Regeneration Technologies, Inc. and Thomas F. Rose, dated May 1, 2002.[7]

10.14	Incentive Stock Option Grant Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated December 3, 2001.[2]

Exhibit Number	Description
10.15	Separation Agreement and Release between Regeneration Technologies, Inc. and Jamie M. Grooms, dated June 17, 2002.[3]

10.16	$25,000,000 Loan Agreement, dated as of February 20, 2004, by and among Regeneration Technologies, Inc. and certain of its subsidiaries and Merrill Lynch Business Financial Services, Inc.[7]

10.17	Employment Agreement between Regeneration Technologies, Inc. and Roger W. Rose, dated October 21, 2002.[8]

10.18	First Amended Exclusive Distribution and License Agreement, effective as of April 15, 2004, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.[9]*

10.19	Regeneration Technologies, Inc. 2004 Equity Incentive Plan.[9]

10.20	Form of Nonqualified Stock Option Grant Agreement.[10]

10.21	Form of Incentive Stock Option Grant Agreement.[10]

10.22	Second Amended to the First Amended Exclusive Distribution and License Agreement, effective as of December 15, 2005, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.†

10.23	Third Amended to the First Amended Exclusive Distribution and License Agreement, effective as of December 15, 2005, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.*†

10.24	First Amended Exclusive License and Distribution Agreement, effective as of December 19, 2005, between Regeneration Technologies, Inc. and Exactech, Inc.†

21	Subsidiaries of the Registrant.[2]

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas F. Rose, Vice President, Chief Financial Officer and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Regeneration Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

32.2	Certification of Thomas F. Rose, Vice President, Chief Financial Officer and Secretary, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Regeneration Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

[1]	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-35756).
[2]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
[3]	Incorporated by reference our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
[4]	Incorporated by reference our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
[5]	Incorporated by reference to our Current Report on Form 8-K filed on December 2, 2002.
[6]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
[7]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
[8]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
[9]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
[10]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
*	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.
†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2005:
Allowance for doubtful accounts	$947	$26	$54	$919
Allowance for product returns	90	—	—	90
Allowance for obsolescence	6,358	3,673	536	9,495
Allowance for deferred taxes	655	111	—	766

For the year ended December 31, 2004:
Allowance for doubtful accounts	4,381	(405)	3,029	947
Allowance for product returns	75	15	—	90
Allowance for obsolescence	6,281	1,165	1,088	6,358
Allowance for deferred taxes	500	155	—	655

For the year ended December 31, 2003:
Allowance for doubtful accounts	4,448	182	249	4,381
Allowance for product returns	300	60	285	75
Allowance for obsolescence	7,182	1,299	2,200	6,281
Allowance for deferred taxes	3,187	—	2,687	500