Form 10-Q
period 2006-03-31
REGENERATION TECHNOLOGIES INC
filed 2006-05-10
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Shares of common stock, $0.001 par value, outstanding on May 1, 2006: 29,758,563

REGENERATION TECHNOLOGIES, INC.

FORM 10-Q For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$24,991	$25,559
Accounts receivable - less allowances of $1,008 in 2006 and $1,009 in 2005	6,509	9,021
Inventories	38,269	38,534
Prepaid and other current assets	1,626	832
Deferred tax assets - current	10,571	11,349

Total current assets	81,966	85,295
Property, plant and equipment - net	43,830	44,527
Goodwill	2,863	2,863
Other assets - net	9,445	9,577

Total assets	$138,104	$142,262

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,751	$7,123
Accrued expenses	4,089	6,189
Current portion of deferred revenue	72	89
Current portion of long-term debt	2,306	2,297

Total current liabilities	14,218	15,698
Long-term debt - less current portion	5,026	5,606
Other long-term liabilities	187	250
Deferred tax liabilities	887	2,357
Deferred revenue	520	538

Total liabilities	20,838	24,449

Stockholders’ Equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 29,758,563 and 29,688,363 shares issued and outstanding, respectively	30	30
Additional paid-in capital	127,319	126,570
Accumulated deficit	(10,069)	(8,773)
Less treasury stock at cost, 133,296 shares	(14)	(14)

Total stockholders’ equity	117,266	117,813

Total liabilities and stockholders’ equity	$138,104	$142,262

See notes to condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Fees from tissue distribution	$17,716	$14,017
Other revenues	709	953

Total net revenues	18,425	14,970
Costs of processing and distribution	12,932	10,347

Gross profit	5,493	4,623

Expenses:
Marketing, general and administrative	6,278	5,686
Research and development	1,219	973

Total expenses	7,497	6,659

Operating loss	(2,004)	(2,036)

Other income (expense):
Interest income	248	33
Interest expense	(231)	(206)

Net interest income (expense)	17	(173)

Loss before income tax benefit	(1,987)	(2,209)
Income tax benefit	691	959

Net loss	$(1,296)	$(1,250)

Net loss per common share - basic	$(0.04)	$(0.05)

Net loss per common share - diluted	$(0.04)	$(0.05)

Weighted average shares outstanding - basic	29,711,763	26,732,603

Weighted average shares outstanding - diluted	29,711,763	26,732,603

See notes to condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,296)	$(1,250)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization expense	1,251	1,106
Amortization of deferred financing costs	43	45
Provision for inventory writedowns	423	158
Amortization of deferred revenue	(35)	(50)
Deferred income tax benefit	(691)	(959)
Stock-based compensation	744	17
Changes in assets and liabilities:
Accounts receivable	2,312	1,522
Inventories	(158)	(2,973)
Prepaid and other current assets	(794)	(31)
Other assets	33	(100)
Accounts payable	356	(4)
Accrued expenses	(2,100)	(1,524)
Other noncurrent liabilities	(63)	—

Net cash provided by (used in) operating activities	25	(4,043)

Cash flows from investing activities:
Purchases of property, plant and equipment	(226)	(180)
Purchase of intellectual property	—	(1,600)
Proceeds from sale of property, plant and equipment	200	—

Net cash used in investing activities	(26)	(1,780)

Cash flows from financing activities:
Proceeds from exercise of stock options	4	464
Payments on capital lease and note obligations	(571)	(618)

Net cash used in financing activities	(567)	(154)

Net decrease in cash and cash equivalents	(568)	(5,977)
Cash and cash equivalents, beginning of period	25,559	11,484

Cash and cash equivalents, end of period	$24,991	$5,507

See notes to condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

(In thousands, except share and per share data)

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The condensed consolidated financial statements include the accounts of Regeneration Technologies, Inc. (“RTI”), and its wholly owned subsidiaries (the “Company”), Regeneration Technologies, Inc. – Cardiovascular (formerly Alabama Tissue Center, Inc.), Biological Recovery Group (inactive), and RTI Services, Inc. The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. RTIDS is a taxable not for profit entity organized and controlled by the Company. RTIDS is the corporate entity that is responsible for procuring most of the tissue for the Company. Expenses incurred by RTIDS to procure tissue are passed through to the Company. RTIDS has no significant assets or liabilities except for its intercompany account and accounts payable to tissue recovery agencies. The Company pays all expenses of RTIDS.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). As a result of adopting SFAS 123R, the Company’s net loss before income taxes and net loss for the three months ended March 31, 2006 was $678 and $514, respectively, greater than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the three months ended March 31, 2006 of $(0.04) was $(0.02) greater than if the Company had not adopted SFAS 123R.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment to ARB No. 43, Chapter 4 (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material effect on the Company’s condensed consolidated results of operations or financial position.

Reclassifications— In the condensed consolidated statements of operations for the three months ended March 31, 2006, the Company expanded the classifications of revenues from tissue distribution to spinal constructs, bone graft substitutes, sports medicine, cardiovascular, general orthopedic and other revenues. The Company previously classified revenues from tissue distribution as spinal, sports medicine, cardiovascular, general orthopedic and other revenues.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2005, as previously reported, have been reclassified to conform to the 2006 presentation.

2. Stock Based Compensation

The Company has two stock-based compensation plans under which employees, consultants and outside directors receive stock options and other equity-based awards. At March 31, 2006, awards relating to 3,445,069 shares were outstanding, and 1,630,954 shares remained available for the grant of awards under our plans. During the first quarter of 2006, employees and outside directors of the Company were granted 330,000 stock options under the plans. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest no later than five years from the date of grant. During the first quarter of 2006 we also granted 69,000 shares of restricted stock, at no cost to the employees, that vest based on completion of a required service period. No grants were made under the plans in 2005.

The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes expense for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123,”) as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. During the quarter ended March 31, 2006, the Company recognized compensation of $733 for stock options and $11 for restricted stock awards, of which $66 was capitalized as inventory costs.

Prior to January 1, 2006, stock-based compensation was accounted for in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, we accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations (other than minimal amounts for non-qualified options to consultants) because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans:

Three Months Ended March 31, 2005
Net loss:
As reported	$(1,250)
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(367)

Pro forma net loss	$(1,617)

Net loss per common share:
Basic, as reported	$(0.05)
Basic, pro forma	$(0.06)
Diluted, as reported	$(0.05)
Diluted, pro forma	$(0.06)

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Stock Options
	March 31, 2006	December 31, 2005
Expected life (years)	5.00	5.00
Risk free interest rate	4.25%	4.25%
Volatility factor	60.19%	60.19%
Dividend yield	—	—

Stock Options

Presented below is a summary of the status of stock options as of March 31, 2006, and related transactions for the quarter then ended:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,118,039	$7.64
Granted	330,000	7.28
Exercised	(1,200)	3.80
Forfeited or expired	(1,770)	8.60

Outstanding at March 31, 2006	3,445,069	$7.61	6.95	$4,427

Vested or expected to vest at March 31, 2006	3,382,644	$7.61	0.86	$4,364

Exercisable at March 31, 2006	1,609,993	$7.88	5.65	$2,340

The weighted-average grant-date fair value of options granted during the quarter ended March 31, 2006 was $5.29. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $5 and $415, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Cash received from option exercises for the quarters ended March 31, 2006 and 2005, was $4 and $464, respectively.

As of March 31, 2006, there was $6,842 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock

We granted 69,000 shares of restricted stock with a weighted-average grant date fair value of $7.28 which vest over a three year period. As of March 31, 2006, there was $471 of total unrecognized compensation cost related to time-based, nonvested restricted stock. That cost is expected to be recognized equally over a period of 1.9 years.

3. Earnings Per Share

A reconciliation of the weighted-average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,
	2006	2005
Basic shares	29,711,763	26,732,603
Effect of dilutive stock options	—	—

Diluted shares	29,711,763	26,732,603

For the three months ended March 31, 2006 and 2005, approximately 2,183,000 and 1,292,000, respectively, of issued stock options were not included in the computation of diluted earnings per share (“EPS”) because they were anti-dilutive since their exercise prices exceeds their market prices. Additionally, for the three months ended March 31, 2006 and 2005, options to purchase 309,660 and 465,476, respectively, shares of common stock were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported.

4. Goodwill and Other Intangible Assets

The carrying value of goodwill was $2,863 at March 31, 2006 and December 31, 2005.

The Company’s intangible assets are recorded as a component of noncurrent other assets – net in the accompanying condensed consolidated balance sheets.

Amortization expense related to intangible assets for the three months ended March 31, 2006 and 2005 was $57 and $19, respectively. Management estimates amortization expense of approximately $232 for each of the next five years.

5. Inventories

Inventories by stage of completion are as follows:

	March 31, 2006	December 31, 2005
Unprocessed donor tissue	$6,516	$6,274
Tissue in process	19,738	19,654
Implantable donor tissue	10,513	11,192
Supplies	1,502	1,414

	$38,269	$38,534

During the three months ended March 31, 2006 and 2005, the Company had inventory write-downs of $423 and $158, respectively. The increase in inventory write-downs during the first quarter of 2006 was necessary to account for the obsolescence of certain allograft inventory on hand.

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

Realization of the Company’s investment in ORS is dependent upon ORS’s successful execution of its operational strategies and the continued industry acceptance of its current and future product developments. Management monitors progress towards these success factors on a continual basis and has concluded that its investment in ORS has not been negatively impacted by operational matters. Accordingly, management of the Company believes there has been no impairment of the Company’s investment as of March 31, 2006.

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

At March 31, 2006, net deferred tax assets were approximately $9,684. Based on the weight of the evidence, management has determined that it is more likely than not that some portion of the deferred tax assets will not be realized based on the nature of the credits claimed for research and development expenditures incurred, as well as, certain state net operating loss carryforwards. The Company expects the deferred tax assets, net of the valuation allowance at March 31, 2006 of $705, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

8. Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended March 31,
	2006	2005
Income taxes paid during the period	$—	$40
Interest paid during the period	189	158
Accrual for purchases of property, plant and equipment	272	1,805

9. Segment Data

The Company processes human tissue received from various tissue recovery agencies and distributes the tissue through various channels. This one line of business is comprised of five primary product lines: spinal constructs, bone graft substitutes, sports medicine, cardiovascular and general orthopedic. The following table presents revenues from tissue distribution and for other revenues:

	Three Months Ended March 31,
	2006	2005
Fees from tissue distribution:
Spinal constructs	$9,180	$5,845
Bone graft substitutes	3,782	3,598
Sports medicine	3,188	2,243
Cardiovascular	1,289	2,119
General orthopedic	277	212
Other revenues	709	953

Total	$18,425	$14,970

For the three months ended March 31, 2006 and 2005, the Company derived approximately 59.7% and 51.5%, respectively, of our total revenues from a single customer, Medtronic Sofamor Danek (“MSD”), our exclusive North American distributor of spinal constructs.

For the three months ended March 31, 2006 and 2005, the Company derived approximately 8.0% and 7.9%, respectively, of our total revenues from foreign distribution, primarily in Europe and Korea.

10. Long-Term Obligations

Long-term obligations are as follows:

	March 31, 2006	December 31, 2005
Term loan	$6,001	$6,380
Capital leases	1,331	1,523

	7,332	7,903
Less current portion	(2,306)	(2,297)

	$5,026	$5,606

In 2004, the Company entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9,000 five-year term loan and a five-year $16,000 revolving line of credit. The $9,000 term loan calls for monthly principal payments of $125. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (9.08% at March 31, 2006). Under the $16,000 revolving line of credit, the Company can borrow up to the maximum eligible amount, based on certain outstanding receivables of which $4,794 is available at March 31, 2006. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at March 31, 2006. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must maintain certain financial covenant ratios computed on a four-quarter rolling average, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement. The lender removed all the financial and restrictive covenants for the first and second quarters of 2006 and replaced them with a requirement for minimum EBITDA of $1,100 and $3,600, respectively, on a trailing four-quarters basis.

As a result of losses incurred by the Company in the first quarter of 2006 it failed to meet the minimum EBITDA requirement. The lender has waived the violation for the first quarter and has prospectively replaced all financial covenants with a minimum liquidity requirement of $6,000. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash.

11. Related Parties

During the three months ended March 31, 2006 and 2005, the Company recognized revenues of $0 and $1,645, respectively, from distributions to Stryker Endoscopy, a division of Stryker Corporation, representing 0% and 11.0% of our total revenues. A member of our board of directors serves as a non-executive officer of Stryker.

12. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2006 will have a material adverse impact on its financial position or results of operations.

On October 14, 2005, the Company issued a voluntary recall of certain allograft implants processed from donor tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). The amount of tissue recalled totaled $3,526 which consists of write-downs of tissue inventories of $2,084 and replacement of distributor inventories of $1,442. The inventory amounts were included in costs of processing and distribution in the consolidated statements of operations for the year ended December 31, 2005. The Company is pursing insurance recoveries, which will be recorded in operations at such time amounts are determined to be receivable, as well as other legal remedies to offset the recorded losses. There can be no assurance that any recovery will ultimately be received in the matter.

The Company has been named as a party, along with a number of other defendants, in lawsuits relating to the recall of tissue recovered by BTS. These lawsuits generally allege that the Company was negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and breach of warranty. Where specific damages have been identified, the actions seek compensatory damages in ranges of $75 to $5,000 and punitive damages in ranges of $75 to $10,000. The Company believes that it has meritorious defenses to these possible claims, and is defending them vigorously. In addition, the Company believes its existing insurance should cover damage awards. However, the Company’s insurance coverage may not be adequate if the Company is not successful in its defenses.

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

Management Overview: Recent Developments

In 2005, we achieved revenues of $75.2 million and net loss of $5.6 million. Our revenues continue to be driven primarily by our spinal product line, which represented approximately 60% of our revenues in 2005 and which is distributed by Medtronic Sofamor Danek (“MSD”). Results in 2005 were significantly impacted by a voluntary recall of certain allograft implants processed from donor tissue received from an unaffiliated donor recovery organization. The impact of the tissue recall, which totaled $3.5 million, consisted of write-downs of tissue inventories of $2.1 million and replacements of distributor inventories of $1.4 million.

In December 2005, we amended our distribution agreement with MSD and Exactech to remove exclusivity regarding distribution of our allograft paste implants. The distribution agreement amendments give us the ability to enhance and clarify the distribution channels for our allograft paste products allowing us to reach more patients with these safe, high-quality implants. We now have the ability to expand our distribution capabilities in a $200 million allograft paste market and directly reach every hospital in the United States. In 2006 we have launched our Sterling® line of xenograft implants in both domestic and international markets.

We believe our efforts during the last two years in our tissue recovery and operational effectiveness initiatives have enabled us to better meet the needs of our current distributors. Our national network of tissue procurement agencies provides services to donor families and education to their communities about the benefits of tissue donation. Our state-of-the-art, pharmaceutical-grade processing facility allows us to improve the quality of our implants and increase our effectiveness in meeting surgeon demand. We intend to continue advancing our operational and procurement programs to improve tissue utilization and raise the standard for safety in the industry.

In 2005, we increased our spending in research and development by 30% over 2004 levels. We expect to continue to increase our research and development spending in an effort to support our product development introduction plan. Our scientists plan to focus their studies on delivering optimal regenerative medicine solutions, by achieving higher levels of osteoinductivity and osteoconductivity through allograft, and to expand the availability of tissue implants by expanding the uses of the BioCleanse® process technology to utilize animal tissue or xenograft. We intend to continue developing sophisticated processing technology to accelerate the introduction of new tissue implants and to raise the standard for tissue safety.

Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005

Revenues. Our revenues increased by $3.4 million, or 23.1%, to $18.4 million for the three months ended March 31, 2006 from $15.0 million for the three months ended March 31, 2005.

Spinal Constructs - Revenues from spinal allografts increased $3.3 million, or 57.1%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Spinal construct allograft revenues increased as unit volumes were up 63.0%. Cervical grafts were 75.0% of the unit volumes in both periods. Average distribution fees declined 3.7% in 2006.

Bone Graft Substitutes - Revenues from bone graft substitute allografts increased $184,000, or 5.1%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Bone graft substitute allograft revenues increased as a result of the average revenue per unit of paste implants increasing 11.4%. The increase was attributable to the change in mix of units sold and sales by our direct distribution network with higher list fees.

Sports Medicine - Revenues from sports medicine allografts increased $945,000, or 42.1%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Sports medicine revenues increased as a result of distributing product through our direct distribution network which commenced operations on July 1, 2005. Our direct distribution network distributes the product directly to end users as opposed to working through a distributor relationship, which results in a higher fee for each product distributed. However, unit volume distributions of our sports medicine allografts decreased 14.7% as compared to the three months ended March 31, 2005 due to lower volume of ancillary tendons distributed.

Cardiovascular - Revenues from cardiovascular distributions decreased $830,000, or 39.2%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Cardiovascular distributions decreased due to unit distributions being 51.5% lower than comparable three months ended March 31, 2005. The decrease in revenue is directly related to lower recoveries of cardiovascular donors during the quarter. This decrease was offset by the average revenue per unit of cardiovascular tissue increasing by 25.4% due to change in mix and price increases.

General Orthopedic - Revenues from general orthopedic allografts increased $65,000, or 30.7%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. General orthopedic revenues for the period increased due to higher distribution unit levels of conventional fashioned tissue. However, the average revenue per unit of general orthopedic implants decreased 33.6% due to the overall mix of products distributed.

Other Revenues - Revenues from other sources consists of tissue recovery fees, biomedical laboratory fees, manufacturing royalties, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, decreased by $244,000, or 25.6%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Other revenues decreased due to lower tissue recovery fees.

Costs of Processing and Distribution. Costs of processing and distribution increased by $2.6 million, or 25.0%, to $12.9 million for the three months ended March 31, 2006 from $10.3 million for the three months ended March 31, 2005. As a percentage of revenues, costs of processing and distribution increased from 69.1% for the three months ended March 31, 2005 to 70.2% for the three months ended March 31, 2006.

The cost of processing and distribution for the three months ended March 31, 2006 increased primarily due to unit volumes increases of 24.8%. In addition, our costs of processing and distribution continues to be affected by our production plant running at the low end of normal capacity levels due to lower orders for our implants and the mix of products produced and shipped during the quarter. As a result, our fixed costs per unit produced were 4.1% higher for the three months ended March 31, 2006 as compared to the prior year quarter.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $585,000, or 10.3%, to $6.3 million for the three months ended March 31, 2006 from $5.7 million for the three months ended March 31, 2005 primarily due to stock-based compensation expense of $615,000, as we implemented Accounting for Stock-Based Compensation, (“SFAS 123R”), in the first quarter of 2006. These expenses decreased as a percentage of revenues from 38.0% for the three months ended March 31, 2005 to 34.1% for the three months ended March 31, 2006.

Research and Development Expenses. Research and development expenses increased by $246,000, or 25.3%, to $1.2 million for the three months ended March 31, 2006 from $973,000 for the three months ended March 31, 2005. As a percentage of revenues, research and development expenses were at similar levels for both periods as a result of an increase in product development efforts in anticipation of new product offerings.

Other Income (Expense)-net. Net interest income was $17,000 for the three months ended March 31, 2006 compared to net interest expense of $173,000 for the three months ended March 31, 2005. Interest expense for the three months ended March 31, 2006 was $231,000 compared to $206,000 for the three months ended March 31, 2005. Interest income for the three months ended March 31, 2006 was $248,000 compared to $33,000 for the three months ended March 31, 2005. The increase in interest income is due to the interest earned on the investment of excess cash in interest bearing cash equivalents.

Income Tax Benefit. Income tax benefit for the three months ended March 31, 2006 was $691,000 compared to an income tax benefit of $959,000 for the three months ended March 31, 2005. Our effective tax rate for the three months ended March 31, 2006 and 2005 was 34.8% and 43.4%, respectively. Our tax benefit for the three months ended March 31, 2005 was positively impacted by a tax credit recognized for qualified research and development expenses.

Liquidity and Capital Resources

Cash Flows - Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005.

Our net cash provided by operating activities was $25,000 for the three months ended March 31, 2006, compared to net cash used in operating activities of $4.0 million for the three months ended March 31, 2005. During the three months ended March 31, 2006, primary uses of cash included a net loss of $1.3 million; a decrease in accrued expenses of $2.1 million including a $1.2 million reduction in the provision for the inventory recall and a reduction of payroll and benefit accruals of $945,000; and an increase in prepaid and other current assets of $794,000 consisting primarily of higher levels of deferred tax assets. During the three months ended March 31, 2006, cash was provided by a decrease in accounts receivable of $2.3 million, a decrease in other assets of $33,000 and an increase in accounts payable of $356,000, all due to timing of cash receipts and cash disbursements. Significant non-cash adjustments to operating activities for the three months ended March 31, 2006 included depreciation and amortization expense of $1.3 million, deferred income tax benefit of $691,000, and stock-based compensation of $744,000 and a provision for inventory write-downs of $423,000. During the three months ended March 31, 2005, cash was provided by a decrease in our accounts receivable of $1.5 million and primary uses of cash were a net loss of $1.3 million, an increase in inventories of $3.0 million, and a $1.5 million decrease in accrued expenses. Change in accounts receivable, inventories and accrued expenses resulted from decreased volumes in the business compared to the comparable quarter in the prior year. Significant non-cash adjustments to operating activities for the three months ended March 31, 2005 included depreciation and amortization expense of $1.1 million and a deferred income tax benefit of $959,000.

Our cash used in investing activities was $26,000 for the three months ended March 31, 2006 compared to $1.8 million for the three months ended March 31, 2005. Our investing activities consisted of capital expenditures of $226,000 offset from proceeds of the sale of equipment in the amount of $200,000 from our cardiovascular processing facility in Birmingham, Alabama. Investing activities for the three months ended March 31, 2005 consisted of a $1.6 million acquisition of intellectual property rights and $180,000 of capital expenditures.

Our net cash used in financing activities was $567,000 for the three months ended March 31, 2006 compared to $154,000 for the three months ended March 31, 2005. Cash used in financing activities for the three months ended March 31, 2006 primarily consisted of payments on capital lease and note obligations of $571,000. Cash used in financing activities for the three months ended March 31, 2005 consisted of payments on capital lease and note obligations of $618,000, offset by $464,000 of proceeds from exercises of stock options.

Liquidity.

As of March 31, 2006, we had $25.0 million of cash and cash equivalents. We believe that our working capital as of March 31, 2006, together with our borrowing ability under our revolving line of credit, will be adequate to fund our on-going operations.

Our accounts receivable days sales outstanding were 30 at March 31, 2006 as compared to 44 at December 31, 2005. The decrease was due to reductions in prior quarter’s revenues and successful collection efforts. Our inventory days outstanding were 256 at March 31, 2006 compared to 260 at December 31, 2005. The slight reduction in inventory days resulted from reduced levels of inventories on hand.

Certain Commitments.

In 2004, we entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9.0 million five-year term loan and a five-year $16.0 million revolving line of credit. The $9.0 million term loan calls for monthly principal payments of $125,000. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (9.08% at March 31, 2006). Under the $16.0 million revolving line of credit, we can borrow up to the maximum eligible amount, based on certain outstanding receivables of which $4.8 million is available at March 31, 2006. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at March 31, 2006. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, we must maintain certain financial covenant ratios computed on a four-quarter rolling average, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement. The lender removed all the financial and restrictive covenants for the first and second quarters of 2006 and replaced them with a requirement for minimum EBITDA of $1.1 million and $3.6 million, respectively, on a trailing four-quarters basis.

As a result of losses we incurred in the first quarter of 2006 we failed to meet the minimum EBITDA requirement. The lender has waived the violation for the first quarter and has prospectively replaced all financial covenants with a minimum liquidity requirement of $6.0 million. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2006. However, we cannot assure that interest rates will not significantly change in 2006. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We estimate that a 1.0% increase in interest rates would not have a material effect on our results of operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We refer you to Item 1, note 12 entitled “Legal Actions.”

Item 1A. Risk Factors

There have been no material changes in our risk factors.

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

Date: May 10, 2006