Form 10-Q/A
period 2006-03-31
REGENERATION TECHNOLOGIES INC
filed 2006-05-12
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The Registrant, by this Form 10-Q/A, Amendment No. 1 to Form 10-Q, hereby amends Part II, Item 6 of our Form 10-Q for the quarter ended March 31, 2006 (the “Original Report”), filed on May 10, 2006, to file Exhibits 10.1, 10.2, and 10.3. As a result of this amendment, we are also filing as exhibits the certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained with this amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This amendment continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this amendment should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

PART II. OTHER INFORMATION

Item 6. Exhibits

10.1	Form of Restricted Stock Agreement under the 2004 Equity Incentive Plan.

10.2	Form of Incentive Stock Option Grant Agreement under the 2004 Equity Incentive Plan.

10.3	Form of Nonqualified Stock Option Grant Agreement under the 2004 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: May 12, 2006