Form 10-Q
period 2006-06-30
REGENERATION TECHNOLOGIES INC
filed 2006-08-09
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Shares of common stock, $0.001 par value, outstanding on August 1, 2006: 29,759,619

REGENERATION TECHNOLOGIES, INC.

FORM 10-Q For the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$20,455	$25,559
Accounts receivable - less allowances of $1,029 in 2006 and $1,009 in 2005	9,545	9,021
Inventories	39,298	38,534
Prepaid and other current assets	1,323	832
Deferred tax assets - current	7,489	11,349

Total current assets	78,110	85,295
Property, plant and equipment - net	43,057	44,527
Deferred tax assets	2,955	—
Goodwill	2,863	2,863
Other assets - net	9,392	9,577

Total assets	$136,377	$142,262

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,199	$7,123
Accrued expenses	4,272	6,189
Current portion of deferred revenue	72	89
Current portion of long - term debt	2,320	2,297

Total current liabilities	14,863	15,698
Long-term debt - less current portion	4,439	5,606
Other long-term liabilities	125	250
Deferred tax liabilities	—	2,357
Deferred revenue	502	538

Total liabilities	19,929	24,449

Stockholders’ Equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 29,759,619 and 29,688,363 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	30	30
Additional paid-in capital	128,114	126,570
Accumulated deficit	(11,682)	(8,773)
Less treasury stock at cost, 133,296 shares	(14)	(14)

Total stockholders’ equity	116,448	117,813

Total liabilities and stockholders’ equity	$136,377	$142,262

See notes to condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Fees from tissue distribution	$17,712	$16,866	$35,428	$30,883
Other revenues	631	688	1,340	1,641

Total net revenues	18,343	17,554	36,768	32,524
Costs of processing and distribution	12,350	12,585	25,282	22,932

Gross profit	5,993	4,969	11,486	9,592

Expenses:
Marketing, general and administrative	7,047	5,096	13,325	10,782
Research and development	1,312	1,389	2,531	2,362

Total expenses	8,359	6,485	15,856	13,144

Operating loss	(2,366)	(1,516)	(4,370)	(3,552)

Net other income (expense):
Interest income	242	26	490	59
Interest expense	(246)	(209)	(477)	(415)

Net other (expense) income	(4)	(183)	13	(356)

Loss before income tax benefit	(2,370)	(1,699)	(4,357)	(3,908)
Income tax benefit	757	702	1,448	1,661

Net loss	$(1,613)	$(997)	$(2,909)	$(2,247)

Net loss per common share - basic	$(0.05)	$(0.04)	$(0.10)	$(0.08)

Net loss per common share - diluted	$(0.05)	$(0.04)	$(0.10)	$(0.08)

Weighted average shares outstanding - basic	29,759,027	26,735,602	29,747,507	26,735,029

Weighted average shares outstanding - diluted	29,759,027	26,735,602	29,747,507	26,735,029

See notes to condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net loss	$(1,613)	$(997)	$(2,909)	$(2,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,295	1,118	2,546	2,224
Amortization of deferred financing costs	43	43	85	88
Provision for bad debts	15	26	15	26
(Reduction of) provision for inventory writedowns	(145)	—	278	158
Amortization of deferred revenue	(18)	(50)	(53)	(100)
Deferred income tax benefit	(757)	(702)	(1,448)	(1,661)
Stock-based compensation	789	9	1,533	26
Changes in assets and liabilities:
Accounts receivable	(3,052)	791	(739)	2,313
Inventories	(883)	(724)	(1,042)	(3,697)
Prepaid and other current assets	302	28	(492)	(3)
Other assets	(47)	(124)	(14)	(223)
Accounts payable	462	(194)	818	(198)
Accrued expenses	184	52	(1,916)	(1,472)
Other noncurrent liabilities	(63)	—	(125)	—

Net cash used in operating activities	(3,488)	(724)	(3,463)	(4,766)

Cash flows from investing activities:
Purchases of property, plant and equipment	(479)	(2,541)	(705)	(2,722)
Purchase of intellectual property	—	—	—	(1,600)
Proceeds from sale of property, plant and equipment	—	—	200	—

Net cash used in investing activities	(479)	(2,541)	(505)	(4,322)

Cash flows from financing activities:
Proceeds from exercise of stock options	3	5	8	469
Payments on capital lease and note obligations	(572)	(565)	(1,144)	(1,183)
Proceeds from revolving line of credit	—	3,000	—	3,000

Net cash (used in) provided by financing activities	(569)	2,440	(1,136)	2,286

Net decrease in cash and cash equivalents	(4,536)	(825)	(5,104)	(6,802)
Cash and cash equivalents, beginning of period	24,991	5,507	25,559	11,484

Cash and cash equivalents, end of period	$20,455	$4,682	$20,455	$4,682

See notes to condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Six Months Ended June 30, 2006 and 2005

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

The condensed consolidated financial statements include the accounts of Regeneration Technologies, Inc. (“RTI”), and its wholly owned subsidiaries (the “Company”), Regeneration Technologies, Inc. – Cardiovascular (formerly Alabama Tissue Center, Inc.), Biological Recovery Group (inactive), and RTI Services, Inc. The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. RTIDS is a taxable not-for-profit entity organized and controlled by the Company. RTIDS is the corporate entity that is responsible for procuring most of the tissue for the Company. Expenses incurred by RTIDS to procure tissue are passed through to the Company. RTIDS has no significant assets or liabilities except for its intercompany account and accounts payable to tissue recovery agencies. The Company pays all expenses of RTIDS.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). As a result of adopting SFAS 123R, the Company’s net loss before income taxes and net loss for the three and six months ended June 30, 2006 was $771 and $595 and $1,449 and $1,109, respectively, greater than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Basic and diluted net loss per share for the three and six months ended June 30, 2006 of $(0.05) and $(0.10) was $(0.02) and $(0.04) greater than if the Company had not adopted SFAS 123R.

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

Reclassifications — In the condensed consolidated statements of operations for the three and six months ended June 30, 2006, the Company expanded the classifications of product revenues from tissue distribution to spinal constructs, bone graft substitutes, sports medicine, cardiovascular and general orthopedic revenues. See Note 11. The bone graft substitutes product revenues consists of all moldable and flowable bone pastes, as well as all chips and cubes. These implants were previously classified within spinal implants and general orthopedics. The Company previously classified revenues from tissue distribution as spinal, sports medicine, cardiovascular, general orthopedic revenues.

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2005, as previously reported, have been reclassified to conform to the 2006 presentation. In the other revenues category for the three and six months ended June 30, 2006, the Company reclassified cardiovascular shipping charges from cardiovascular product revenues to other revenues from amounts previously reported.

There were no resulting changes to short-term or long-term assets, liabilities, or stockholders’ equity as a result of these reclassifications.

2. Stock Based Compensation

The Company has two stock-based compensation plans under which employees, consultants and outside directors receive stock options and other equity-based awards. At June 30, 2006, awards relating to 3,453,313 shares were outstanding, and 1,621,654 shares remained available for the grant of awards under our plans. During the first and second quarters of 2006, employees and outside directors of the Company were granted 330,000 and 30,000 stock options under the plans, respectively. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest no later than five years from the date of grant. During the first quarter of 2006 the Company also granted 69,000 shares of restricted stock, at no cost to the employees, that vest based on completion of a required service period. No restricted stock grants were made under the restricted stock plans during the second quarter of 2006.

The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the six months ended June 30, 2006 includes expense for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123,”) as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. For the six months ended June 30, 2006, the Company recognized compensation of $1,485 for stock options and $48 for restricted stock awards, of which $84 was capitalized as inventory costs.

Prior to January 1, 2006, stock-based compensation was accounted for in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, stock-based awards to employees and directors were accounted for using the intrinsic value method as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations (other than minimal amounts for non-qualified options to consultants) because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss:
As reported	$(997)	$(2,247)
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(373)	(734)

Pro forma net loss	$(1,370)	$(2,981)

Net loss per common share:
Basic, as reported	$(0.04)	$(0.08)
Basic, pro forma	$(0.05)	$(0.11)
Diluted, as reported	$(0.04)	$(0.08)
Diluted, pro forma	$(0.05)	$(0.11)

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Stock Options
	June 30, 2006	December 31, 2005

Expected life (years)	5.00	5.00
Risk free interest rate	4.25%	4.25%
Volatility factor	60.19%	60.19%
Dividend yield	—	—

Stock Options

Presented below is a summary of the status of stock options as of June 30, 2006, and related transactions for the six months then ended:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	3,118,039	$7.64
Granted	360,000	7.26
Exercised	(2,256)	3.36
Forfeited or expired	(22,470)	8.49

Outstanding at June 30, 2006	3,453,313	$7.60	6.72	$2,096

Vested or expected to vest at June 30, 2006	3,331,903	$7.61	0.71	$2,074

Exercisable at June 30, 2006	2,020,333	$7.67	5.76	$1,724

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $5.29. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $9 and $425, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Cash received from option exercises for the six months ended June 30, 2006 and 2005, was $8 and $469, respectively.

As of June 30, 2006, there was $5,657 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock

During the first quarter of 2006, we granted 69,000 shares of restricted stock with a weighted-average grant date fair value of $7.28 which vest over a three year period. As of June 30, 2006, there was $409 of total unrecognized compensation cost related to time-based, nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.7 years.

3. Earnings Per Share

A reconciliation of the weighted-average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Basic shares	29,759,027	26,735,602	29,747,507	26,735,029
Effect of dilutive stock options	—	—	—	—

Diluted shares	29,759,027	26,735,602	29,747,507	26,735,029

For the three months ended June 30, 2006 and 2005, approximately 2,444,000 and 1,706,000, respectively, and for the six months ended June 30, 2006 and 2005, approximately 2,324,000 and 1,693,000, respectively, of issued stock options were not included in the computation of diluted earnings per share (“EPS”) because they were anti-dilutive since their exercise prices exceeds their market prices. Additionally, for the three months ended June 30, 2006 and 2005, options to purchase 310,976 and 327,483, respectively, and for the six months ended June 30,

2006 and 2005, options to purchase 310,174 and 395,724, respectively, shares of common stock were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported.

4. Inventories

Inventories by stage of completion are as follows:

	June 30, 2006	December 31, 2005

Unprocessed donor tissue	$6,955	$6,274
Tissue in process	19,833	19,654
Implantable donor tissue	10,858	11,192
Supplies	1,652	1,414

	$39,298	$38,534

5. Other Assets

Other assets are as follows:

	June 30, 2006	December 31, 2005

Patents and trademarks	$3,451	$3,295
Acquired exclusivity rights	498	498
Deposits	68	198
Investment in Organ Recovery Systems, Inc.	5,250	5,250
Debt issuance costs	852	852
Other	52	52

	10,171	10,145
Less accumulated amortization	(779)	(568)

	$9,392	$9,577

6. Goodwill and Other Intangible Assets

The carrying value of goodwill was $2,863 at June 30, 2006 and December 31, 2005. The following table reflects the components of amortizable intangible assets which are recorded as a component of noncurrent other assets – net in the condensed consolidated balance sheets:

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Patents	$3,392	$280	$3,237	$183
Trademarks	58	22	58	20
Acquired exclusivity rights	498	78	498	52

Total	$3,948	$380	$3,793	$255

Amortization expense related to intangible assets for the six months ended June 30, 2006 and 2005 was $115 and $37, respectively. Management estimates amortization expense of approximately $232 for each of the next five years.

7. Long-Term Obligations

Long-term obligations are as follows:

	June 30, 2006	December 31, 2005

Term loan	$5,625	$6,380
Capital leases	1,134	1,523

	6,759	7,903
Less current portion	(2,320)	(2,297)

	$4,439	$5,606

In 2004, the Company entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9,000 five-year term loan and a five-year $16,000 revolving line of credit. The $9,000 term loan calls for monthly principal payments of $125. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (9.60% at June 30, 2006). Under the $16,000 revolving line of credit, the Company can borrow up to the maximum eligible amount, based on certain outstanding receivables of which $7,197 is available at June 30, 2006. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at June 30, 2006. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must maintain minimum liquidity of $6,000. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash. The Company met the $6,000 minimum liquidity requirement as of June 30, 2006.

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

Realization of the Company’s investment in ORS is dependent upon ORS’s successful execution of its operational strategies and the continued industry acceptance of its current and future product developments. Management monitors progress towards these success factors on a continual basis and has concluded that its investment in ORS has not been negatively impacted by operational matters. Accordingly, management of the Company believes there has been no impairment of the Company’s investment as of June 30, 2006.

9. Income Taxes

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

At June 30, 2006, net deferred tax assets were approximately $10,444. Based on the weight of the evidence, management has determined that it is more likely than not that some portion of the deferred tax assets will not be realized based on the nature of the credits claimed for research and development expenditures incurred, as well as, certain state net operating loss carryforwards. The Company expects the deferred tax assets, net of the valuation allowance at June 30, 2006 of $707, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

10. Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Income taxes paid during the period	$—	$—	$—	$40
Interest paid during the period	206	151	395	308
Accrual for purchases of property, plant and equipment	258	576	258	576

11. Segment Data

The Company processes human tissue received from various tissue recovery agencies and distributes the tissue through various channels. This one line of business is comprised of five primary product lines: spinal constructs, bone graft substitutes, sports medicine, cardiovascular and general orthopedic. The following table presents revenues from tissue distribution and for other revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Fees from tissue distribution:
Spinal constructs	$8,631	$9,238	$17,811	$15,083
Bone graft substitutes	3,680	3,588	7,463	7,186
Sports medicine	3,563	1,996	6,751	4,239
Cardiovascular	1,612	1,778	2,901	3,897
General orthopedic	226	266	502	478
Other revenues	631	688	1,340	1,641

Total	$18,343	$17,554	$36,768	$32,524

For the three and six months ended June 30, 2006 and 2005, the Company derived approximately 54.9% and 65.0%, and 57.3% and 58.8%, respectively, of our total revenues from a single customer, Medtronic Sofamor Danek (“MSD”), our exclusive North American distributor of spinal constructs.

For the three and six months ended June 30, 2006 and 2005, the Company derived approximately 7.1% and 5.7%, and 7.5% and 6.7%, respectively, of our total revenues from foreign distribution, primarily in Europe and Korea.

12. Related Parties

During the three and six months ended June 30, 2005, the Company recognized revenues of $1,696 and $3,372, respectively, from distributions to Stryker Endoscopy, a division of Stryker Corporation, representing 9.7% and 10.4%, respectively, of our total revenues. A member of our board of directors serves as a non-executive officer of Stryker Corporation.

13. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of June 30, 2006 will have a material adverse impact on its financial position or results of operations.

On October 14, 2005, the Company issued a voluntary recall of certain allograft implants processed from donated tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). The recall was initiated as a result of questions raised by the processors and the Food and Drug Administration in relation to the accuracy of documentation provided by BTS. The recall resulted in write-downs of tissue inventories of $2,084 and replacement of distributor inventories of $1,442. The Company is pursing insurance recoveries, which will be recorded in operations at such time amounts are determined to be receivable, as well as other legal remedies to offset the recorded losses. There can be no assurance that any recovery will ultimately be received in the matter.

The Company has been named as a party, along with a number of other defendants, in product liability lawsuits relating to the recall of tissue recovered by BTS. Where specific damages have been identified, the actions seek compensatory damages in ranges of $15 to $5,000 and punitive damages in ranges of $75 to $10,000. The Company believes that it has meritorious defenses to these possible claims, and is defending them vigorously. In addition, the Company believes its existing insurance should cover all litigation expenses and damage awards, if any. However, the Company’s insurance coverage may not be adequate if the Company is not successful in its defenses.

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

The Company is pursuing three key strategies that it is pursuing to improve its financial performance in the future.

•	Increase focus on research and development to bring innovative and new products to the marketplace.

•	Develop a domestic distribution model that will replace the historical reliance the company has had on large distributors and improve profitability on our product distributions.

•	Develop and market a broad line of xenograft implants to supplement our current portfolio of allograft implants.

The Company continues to make significant progress on each of the three strategies however it has not yet recognized the expected economic benefits of the investments made in the past year and those it continues to make.

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

Revenues. Our revenues increased by $789,000, or 4.5%, to $18.3 million for the three months ended June 30, 2006 from $17.6 million for the three months ended June 30, 2005.

Spinal Constructs - Revenues from spinal allografts decreased $607,000, or 6.6%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Unit volumes were down 24.2% due to lower order levels on all products. Cervical grafts unit volumes were 80.2% of total spinal construct unit volumes for the three months ended June 30, 2006 compared to 75.0% for the three months ended June 30, 2005. Average spinal distribution fees increased 23.3% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to a one-time pricing adjustment with Medtronic Sofamor Danek (“MSD”), of $672,000 in the quarter.

Bone Graft Substitutes - Revenues from bone graft substitute allografts increased $92,000, or 2.6%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Bone graft substitute allograft revenues increased as a result of the average revenue per unit of paste implants increasing 10.9%, offset by unit volume decreasing 9.8%. The increase was attributable to the change in mix of units sold and sales by our direct distribution network with higher list fees.

Sports Medicine - Revenues from sports medicine allografts increased $1.6 million, or 78.5%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Sports medicine revenues increased as a result of distributing product through our direct distribution network which commenced operations on July 1, 2005. Our direct distribution network distributes the product directly to end users as opposed to working through a distributor relationship, which results in a higher fee for each product distributed. Unit volume distributions of our sports medicine allografts increased 16.7% as compared to the three months ended June 30, 2005 due to higher volume of ancillary tendons distributed.

Cardiovascular - Revenues from cardiovascular products decreased $166,000, or 9.3%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Cardiovascular revenues decreased due to unit distributions being 26.9% lower than comparable three months ended June 30, 2005. The decrease in revenue is directly related to lower recoveries of cardiovascular tissue during the quarter. This decrease was offset by the average revenue per unit of cardiovascular tissue increasing by 23.9% due to change in mix and price increases.

General Orthopedic - Revenues from general orthopedic allografts decreased $40,000, or 15.0%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. General orthopedic revenues for the period decreased due to lower distribution unit levels of conventional intercalary tissue. The average revenue per unit of general orthopedic implants decreased 28.5% due to the overall mix of products distributed.

Other Revenues - Revenues from other sources consists of tissue recovery fees, biomedical laboratory fees, manufacturing royalties, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, decreased by $57,000, or 8.3%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Costs of Processing and Distribution. Costs of processing and distribution decreased by $235,000, or 1.9%, to $12.4 million for the three months ended June 30, 2006 from $12.6 million for the three months ended June 30, 2005. As a percentage of revenues, costs of processing and distribution decreased from 71.7% for the three months ended June 30, 2005 to 67.3% for the three months ended June 30, 2006.

The cost of processing and distribution for the three months ended June 30, 2006 was lower than prior year primarily due to unit volume decreases of approximately 15%. However, unit costs increased as a result of a decrease in amounts of tissue processed which unfavorably impacts fixed costs per unit and increases in tissue recovery costs. Amounts of tissue processed decreased approximately 27% and tissue recovery costs increased approximately 13% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, respectively.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $1.9 million, or 38.3%, to $7.0 million for the three months ended June 30, 2006 from $5.1 million for the three months ended June 30, 2005. The increase was primarily due to increased expenses related to our direct distribution network of $773,000, consisting of increased staffing levels and travel of $415,000, distributor commissions of $133,000, and general marketing of $225,000. In addition, other increases were real estate taxes of $72,000, utilities of $33,000, professional fees of $341,000, depreciation of $63,000, and stock-based compensation expense of $624,000, as we implemented Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), effective January 1, 2006. Marketing, general and administrative expenses increased as a percentage of revenues from 29.0% for the three months ended June 30, 2005 to 38.4% for the three months ended June 30, 2006.

Research and Development Expenses. Research and development expenses decreased by $77,000, or 5.5%, to $1.3 million for the three months ended June 30, 2006 from $1.4 million for the three months ended June 30, 2005 due to lower clinical studies expense as compared to prior year quarter. As a percentage of revenues, research and development expenses decreased from 7.9% for the three months ended June 30, 2005 to 7.2% for the three months ended June 30, 2006.

Net Other Income (Expense). Net interest expense was $4,000 for the three months ended June 30, 2006 compared to $183,000 for the three months ended June 30, 2005. Interest expense for the three months ended June 30, 2006 was $246,000 compared to $209,000 for the three months ended June 30, 2005. Interest income for the three months ended June 30, 2006 was $242,000 compared to $26,000 for the three months ended June 30, 2005. The increase in interest income is primarily due to the interest earned on the investment of excess cash in interest bearing cash equivalents.

Income Tax Benefit. Income tax benefit for the three months ended June 30, 2006 was $757,000 compared to $702,000 for the three months ended June 30, 2005. Our effective tax rate for the three months ended June 30, 2006 and 2005 was 31.9% and 41.3%, respectively. Our tax benefit for the three months ended June 30, 2006 was negatively impacted by non-deductible stock compensation expense and the June 30, 2005 tax benefit was positively impacted by a tax credit recognized for qualified research and development expenses.

Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

Revenues. Our revenues increased by $4.3 million, or 13.0%, to $36.8 million for the six months ended June 30, 2006 from $32.5 million for the six months ended June 30, 2005.

Spinal Constructs - Revenues from spinal allografts increased $2.7 million, or 18.1%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Spinal construct allograft revenues increased as unit volumes were up 9.9%. Cervical grafts unit volumes were 77.2% of total spinal construct unit volumes for the six months ended June 30, 2006 compared to 75.2% for the six months ended June 30, 2005. Average spinal distribution fees increased 7.5% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to a one-time pricing adjustment with MSD of $672,000 in the first half of 2006.

Bone Graft Substitutes - Revenues from bone graft substitute allografts increased $277,000, or 3.9%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Bone graft substitute allograft revenues increased as a result of the average revenue per unit of paste implants increasing 12.0%, offset by unit volume decreasing 6.8%. The increase was attributable to the change in mix of units sold and sales by our direct distribution network with higher list fees.

Sports Medicine - Revenues from sports medicine allografts increased $2.5 million, or 59.3%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Sports medicine revenues increased as a result of distributing product through our direct distribution network which commenced operations on July 1, 2005. Our direct distribution network distributes the product directly to end users as opposed to working through a distributor relationship, which results in a higher fee for each product distributed. However, unit volume distributions of our sports medicine allografts were at similar levels for both periods.

Cardiovascular - Revenues from cardiovascular products decreased $1.0 million, or 25.6%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Cardiovascular revenues decreased due to unit distributions being 40.7% lower than comparable six months ended June 30, 2005. The decrease in revenue is directly related to lower recoveries of cardiovascular tissue during the first half of 2006. This decrease was offset by the average revenue per unit of cardiovascular tissue increasing by 25.4% due to change in mix and price increases.

General Orthopedic - Revenues from general orthopedic allografts increased $24,000, or 5.0%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. General orthopedic revenues for the period increased due to higher distribution unit levels of conventional fashioned tissue. However, the average revenue per unit of general orthopedic implants decreased 30.9% due to the overall mix of products distributed.

Other Revenues - Revenues from other sources consists of tissue recovery fees, biomedical laboratory fees, manufacturing royalties, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, decreased by $301,000, or 18.3%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Other revenues decreased due to lower tissue recovery fees.

Costs of Processing and Distribution. Costs of processing and distribution increased by $2.4 million, or 10.2%, to $25.3 million for the six months ended June 30, 2006 from $22.9 million for the six months ended June 30, 2005. As a percentage of revenues, costs of processing and distribution decreased from 70.5% for the six months ended June 30, 2005 to 68.8% for the six months ended June 30, 2006.

The costs of processing and distribution for the six months ended June 30, 2006 were higher than prior year primarily due to unit volume increases of approximately 4%. In addition, unit costs increased as a result of a decrease in amounts of tissue processed which unfavorably impacts fixed costs per unit and increases in tissue recovery costs. Amounts of tissue processed decreased approximately 14% and tissue recovery costs increased approximately 14% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, respectively.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $2.5 million, or 23.6%, to $13.3 million for the six months ended June 30, 2006 from $10.8 million for the six months ended June 30, 2005 primarily due to increased expenses related to our direct distribution network of $1.1 million, consisting of increased staffing levels and travel of $709,000, distributor commissions of $55,000, and general marketing of $372,000. In addition, increases were due to higher depreciation of $112,000, and stock-based compensation expense of $1.2 million, as the Company implemented SFAS 123R, effective January 1, 2006. These expenses increased as a percentage of revenues from 33.2% for the six months ended June 30, 2005 to 36.2% for the six months ended June 30, 2006.

Research and Development Expenses. Research and development expenses increased by $169,000, or 7.2%, to $2.5 million for the six months ended June 30, 2006 from $2.4 million for the six months ended June 30, 2005 primarily due to increased staffing levels of $279,000 and research materials of $137,000 partially offset by decreased legal expenses of $244,000. As a percentage of revenues, research and development expenses decreased from 7.3% for the six months ended June 30, 2005 to 6.9% for the six months ended June 30, 2006.

Net Other Income (Expense). Net interest income was $13,000 for the six months ended June 30, 2006 compared to net interest expense of $356,000 for the six months ended June 30, 2005. Interest expense for the six months ended June 30, 2006 was $477,000 compared to $415,000 for the six months ended June 30, 2005. Interest income for the six months ended June 30, 2006 was $490,000 compared to $59,000 for the six months ended June 30, 2005. The increase in interest income is primarily due to the interest earned on the investment of excess cash in interest bearing cash equivalents.

Income Tax Benefit. Income tax benefit for the six months ended June 30, 2006 was $1.4 million compared to $1.7 million for the six months ended June 30, 2005. Our effective tax rate for the six months ended June 30, 2006 and 2005 was 33.2% and 42.5%, respectively. Our tax benefit for the six months ended June 30, 2006 was negatively impacted by non-deductible stock compensation expense and the June 30, 2005 tax benefit was positively impacted by a tax credit recognized for qualified research and development expenses.

Liquidity and Capital Resources

Cash Flows - Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005.

Our net cash used in operating activities was $3.5 million for the three months ended June 30, 2006, compared to $724,000 for the three months ended June 30, 2005. During the three months ended June 30, 2006, primary uses of cash included a net loss of $1.6 million inclusive of non-cash adjustments, an increase in accounts receivable of $3.1 million, and an increase in inventories of $883,000. During the three months ended June 30, 2006, cash was provided by an decrease in prepaid and other current assets of $302,000, an increase in accounts payable of $462,000, and an increase in accrued expenses $184,000, all due to timing of cash receipts and cash disbursements. Significant non-cash adjustments to operating activities for the three months ended June 30, 2006 included depreciation and amortization expense of $1.3 million, deferred income tax benefit of $757,000, stock-based compensation of $789,000, and a reduction of inventory write-downs of $145,000. During the three months ended June 30, 2005, cash was provided by a decrease in our accounts receivable of $791,000 and primary uses of cash were a net loss of $1.0 million inclusive of non-cash adjustments, an increase in inventories of $724,000, and a $194,000 decrease in accounts payable. Significant non-cash adjustments to operating activities for the three months ended June 30, 2005 included depreciation and amortization expense of $1.1 million and a deferred income tax benefit of $702,000.

Our cash used in investing activities was $479,000 for the three months ended June 30, 2006 compared to $2.5 million for the three months ended June 30, 2005. Our investing activities consisted of purchases of property, plant, and equipment of $479,000. Investing activities for the three months ended June 30, 2005 consisted of a $2.5 million purchases of property, plant, and equipment, primarily related to the build out of our cardiovascular processing facility in Birmingham, Alabama.

Our net cash used in financing activities was $569,000 for the three months ended June 30, 2006 compared to net cash provided by financing activities of $2.4 million for the three months ended June 30, 2005. Cash used in financing activities for the three months ended June 30, 2006 primarily consisted of payments on capital lease and long-term debt of $572,000. Cash used in financing activities for the three months ended June 30, 2005 consisted of payments on capital lease and long-term debt of $565,000, offset by $3.0 million borrowed under the revolving line of credit.

Cash Flows - Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005.

Our net cash used in operating activities was $3.5 million for the six months ended June 30, 2006, compared to $4.8 million for the six months ended June 30, 2005. During the six months ended June 30, 2006, primary uses of cash included a net loss of $2.9 million inclusive of non-cash adjustments, an increase in accounts receivable of $739,000, and an increase in inventories of $1.0 million, an increase in prepaid and other current assets of $492,000, and a decrease in accrued expenses of $1.9 million including a $1.2 million reduction in the provision for the inventory recall and a reduction of payroll and benefit accruals of $945,000 During the six months ended June 30, 2006, cash was provided by an increase in accounts payable of $818,000, due to timing of cash disbursements. Significant non-cash adjustments to operating activities for the six months ended June 30, 2006 included depreciation and amortization expense of $2.5 million, deferred income tax benefit of $1.4 million, and stock-based compensation of $1.5 million and a provision for inventory write-downs of $278,000. During the six months ended June 30, 2005, cash was provided by a decrease in our accounts receivable of $2.3 million and primary uses of cash were a net loss of $2.2 million inclusive of non-cash adjustments, an increase in inventories of $3.7 million, and a $1.5 million decrease in accrued expenses. Significant non-cash adjustments to operating activities for the six months ended June 30, 2005 included depreciation and amortization expense of $2.2 million and a deferred income tax benefit of $1.7 million.

Our cash used in investing activities was $505,000 for the six months ended June 30, 2006 compared to $4.3 million for the six months ended June 30, 2005. Our investing activities consisted of capital expenditures of $705,000 offset from proceeds of the sale of equipment in the amount of $200,000 from our cardiovascular processing facility in Birmingham, Alabama. Investing activities for the six months ended June 30, 2005 consisted of a $1.6 million acquisition of intellectual property rights and $2.7 million of purchases of property, plant, and equipment, primarily related to the build out of our cardiovascular processing facility in Birmingham, Alabama.

Our net cash used in financing activities was $1.1 million for the six months ended June 30, 2006 compared to net cash provided by financing activities of $2.3 million for the six months ended June 30, 2005. Cash used in financing activities for the six months ended June 30, 2006 primarily consisted of payments on capital leases and long-term debt of $1.1 million. Cash provided by financing activities for the six months ended June 30, 2005 consisted of $3.0 million borrowed under the revolving line of credit and $469,000 of proceeds from exercises of stock options, offset by $1.2 million of payments made on our outstanding capital lease and long-term debt.

Liquidity.

As of June 30, 2006, we had $20.5 million of cash and cash equivalents. We believe that our working capital as of June 30, 2006, together with our borrowing ability under our revolving line of credit, will be adequate to fund our on-going operations.

Our accounts receivable days sales outstanding were 44 at both June 30, 2006 and December 31, 2005. Our inventory days outstanding were 263 at June 30, 2006 compared to 260 at December 31, 2005. The slight increase in inventory days resulted from increased levels of inventories on hand.

Certain Commitments.

In 2004, we entered into a long-term financing agreement with a major financial institution. The agreement consisted of a $9.0 million five-year term loan and a five-year $16.0 million revolving line of credit. The $9.0 million term loan calls for monthly principal payments of $125,000. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (9.60% at June 30, 2006). Under the $16.0 million revolving line of credit, we can borrow up to the maximum eligible amount, based on certain outstanding receivables of which $7.2 million is available at June 30, 2006. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at June 30, 2006. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. The original credit agreement included a requirement to maintain certain financial covenant ratios computed on a four-quarter rolling average, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement. In the second quarter, the lender replaced all financial covenants with a minimum liquidity requirement of $6.0 million. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash. If the lender had not replaced the financial covenants with the new minimum liquidity requirement, we would have been in violation of the previous financial covenants in the second quarter of 2006. We met the $6.0 million minimum liquidity requirement as of June 30, 2006.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We refer you to Item 1, note 13 entitled “Legal Actions.” In addition, on June 21, 2006, the Company’s petition for Multi District litigation consolidation was granted consolidating federal Biomedical Tissue Service cases in District Court in Newark, New Jersey.

Item 1A. Risk Factors

There have been no material changes in our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 28, 2006, we held our Annual Meeting of Stockholders. The matter voted on at the meeting and the result of the vote are as follows:

Election of one director for a three year term expiring 2009:

Name	Term	For	Withhold Authority
Philip R. Chapman	3 years expiring 2009	26,280,880	1,027,726

The term of office of the Company’s other directors continued following the Annual Meeting of Stockholders. These continuing directors are as follows:

Name	Term
Brian K. Hutchison	3 years expiring 2007
David J. Simpson	3 years expiring 2007
Peter F. Gearen	3 years expiring 2008
Michael J. Odrich	3 years expiring 2008

Item 5. Other Information

Not applicable.

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 9, 2006