Form 10-Q
period 2006-09-30
REGENERATION TECHNOLOGIES INC
filed 2006-11-09
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Shares of common stock, $0.001 par value, outstanding on November 1, 2006: 29,772,631

REGENERATION TECHNOLOGIES, INC.

FORM 10-Q For the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$16,472	$25,559
Accounts receivable - less allowances of $1,004 in 2006 and $1,009 in 2005	8,043	9,021
Inventories	40,538	38,534
Prepaid and other current assets	1,193	832
Deferred tax assets - current	7,487	11,349

Total current assets	73,733	85,295
Property, plant and equipment - net	42,060	44,527
Deferred tax assets	3,573	—
Goodwill	2,863	2,863
Other assets - net	11,974	9,577

Total assets	$134,203	$142,262

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,006	$7,123
Accrued expenses	5,200	6,189
Current portion of deferred revenue	—	89
Current portion of long-term debt	2,333	2,297

Total current liabilities	14,539	15,698
Long-term debt - less current portion	3,851	5,606
Other long-term liabilities	—	250
Deferred tax liabilities	—	2,357
Deferred revenue	—	538

Total liabilities	18,390	24,449

Stockholders’ Equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 29,772,631 and 29,688,363 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	30	30
Additional paid-in capital	129,006	126,570
Accumulated deficit	(13,209)	(8,773)
Less treasury stock at cost, 133,296 shares	(14)	(14)

Total stockholders’ equity	115,813	117,813

Total liabilities and stockholders’ equity	$134,203	$142,262

See notes to condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Fees from tissue distribution	$17,010	$21,994	$52,438	$52,877
Other revenues	1,101	555	2,441	2,196

Total net revenues	18,111	22,549	54,879	55,073
Costs of processing and distribution	12,410	17,955	37,692	40,887

Gross profit	5,701	4,594	17,187	14,186

Expenses:
Marketing, general and administrative	6,611	5,947	19,936	16,729
Research and development	1,240	1,260	3,771	3,622

Total expenses	7,851	7,207	23,707	20,351

Operating loss	(2,150)	(2,613)	(6,520)	(6,165)

Net other income (expense):
Interest income	236	81	726	140
Interest expense	(219)	(217)	(696)	(632)

Net other income (expense)	17	(136)	30	(492)

Loss before income tax benefit	(2,133)	(2,749)	(6,490)	(6,657)
Income tax benefit	606	1,152	2,054	2,813

Net loss	$(1,527)	$(1,597)	$(4,436)	$(3,844)

Net loss per common share - basic	$(0.05)	$(0.06)	$(0.15)	$(0.14)

Net loss per common share - diluted	$(0.05)	$(0.06)	$(0.15)	$(0.14)

Weighted average shares outstanding - basic	29,768,916	27,834,975	29,753,084	27,132,660

Weighted average shares outstanding - diluted	29,768,916	27,834,975	29,753,084	27,132,660

See notes to condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net loss	$(1,527)	$(1,597)	$(4,436)	$(3,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,302	1,121	3,848	3,345
Amortization of deferred financing costs	43	43	127	131
(Reduction of) provision for bad debts	(24)	—	(9)	26
Provision for inventory writedowns	217	2,084	495	2,242
Amortization of deferred revenue	(18)	(50)	(71)	(150)
Deferred income tax benefit	(605)	(1,130)	(2,054)	(2,791)
Stock-based compensation	843	5	2,376	31
Changes in assets and liabilities:
Accounts receivable	1,526	(3,009)	786	(696)
Inventories	(1,457)	2,080	(2,498)	(1,617)
Prepaid and other current assets	131	219	(361)	216
Other assets	(2,684)	(206)	(2,698)	(430)
Accounts payable	(1,068)	(1,348)	(250)	(1,547)
Accrued expenses	926	1,445	(988)	(26)
Deferred revenue	(556)	—	(556)	—
Other noncurrent liabilities	(125)	—	(250)	—

Net cash used in operating activities	(3,076)	(343)	(6,539)	(5,110)

Cash flows from investing activities:
Purchases of property, plant and equipment	(370)	(638)	(1,075)	(3,359)
Purchase of intellectual property	—	—	—	(1,600)
Proceeds from sale of property, plant and equipment	—	—	200	—

Net cash used in investing activities	(370)	(638)	(875)	(4,959)

Cash flows from financing activities:
Proceeds from stock offering	—	23,940	—	23,940
Stock issuance costs	—	(1,565)	—	(1,565)
Proceeds from exercise of stock options	38	686	46	1,155
Payments on capital lease and note obligations	(575)	(564)	(1,719)	(1,747)
Proceeds from revolving line of credit	—	—	—	3,000
Payment on revolving line of credit	—	(3,000)	—	(3,000)

Net cash (used in) provided by financing activities	(537)	19,497	(1,673)	21,783

Net (decrease) increase in cash and cash equivalents	(3,983)	18,516	(9,087)	11,714
Cash and cash equivalents, beginning of period	20,455	4,682	25,559	11,484

Cash and cash equivalents, end of period	$16,472	$23,198	$16,472	$23,198

See notes to condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Nine Months Ended September 30, 2006 and 2005

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

The condensed consolidated financial statements include the accounts of Regeneration Technologies, Inc. (“RTI”), and its wholly owned subsidiaries (the “Company”), Regeneration Technologies, Inc. – Cardiovascular (formerly Alabama Tissue Center, Inc.), Biological Recovery Group (inactive), and RTI Services, Inc. The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. RTIDS is a taxable not-for-profit entity organized and controlled by the Company. RTIDS is the corporate entity that is responsible for procuring tissue for the Company. Expenses incurred by RTIDS to procure tissue are passed through to the Company. RTIDS has no significant assets or liabilities except for its intercompany account and accounts payable to tissue recovery agencies. The Company pays all expenses of RTIDS.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its analysis of the impact this Interpretation will have on its financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which established the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). As a result of adopting SFAS 123R, the Company’s net loss before income taxes and net loss for the three and nine months ended September 30, 2006 was $814 and $626, and $2,263 and $1,735, respectively, greater than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Basic and diluted net loss per share for the three and nine months ended September 30, 2006 of $(0.05) and $(0.15) was $(0.02) and $(0.06) greater than if the Company had not adopted SFAS 123R.

Reclassifications— In the segment data included in Note 11 for the three and nine months ended September 30, 2006, the Company expanded the classifications of product revenues from tissue distribution to spinal constructs, bone graft substitutes, sports medicine, cardiovascular and general orthopedic revenues. The bone graft substitutes product revenues consists of all moldable and flowable bone pastes, as well as all chips and cubes. These implants were previously classified within spinal implants and general orthopedics. The Company previously classified revenues from tissue distribution as spinal, sports medicine, cardiovascular and general orthopedic revenues.

Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2005, as previously reported, have been reclassified to conform to the 2006 presentation. In the other revenues category for the three and nine months ended September 30, 2006, the Company reclassified cardiovascular shipping charges from cardiovascular product revenues to other revenues from amounts previously reported.

There were no resulting changes to short-term or long-term assets, liabilities, or stockholders’ equity as a result of these reclassifications.

2. Stock Based Compensation

The Company has two stock-based compensation plans under which employees, consultants and outside directors receive stock options and other equity-based awards. At September 30, 2006, awards relating to 3,426,496 shares were outstanding, and 1,635,459 shares remained available for the grant of awards under our plans. For the three months and nine months ended September 30, 2006, employees and outside directors of the Company were granted 55,000 and 415,000 stock options under the plans, respectively. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest no later than five years from the date of grant. During the first quarter of 2006 the Company also granted 69,000 shares of restricted stock, at no cost to the employees, that vest based on completion of a required service period. No restricted stock grants were made under the restricted stock plans during the second and third quarter of 2006.

The Company adopted the provisions of SFAS 123R during the first quarter of 2006. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the nine months ended September 30, 2006 includes expense for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123,”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. For the nine months ended September 30, 2006, the Company recognized compensation of $2,287 for stock options and $89 for restricted stock awards, of which $113 was capitalized as inventory costs.

Prior to January 1, 2006, stock-based compensation was accounted for in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, stock-based awards to employees and directors were accounted for using the intrinsic value method as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations (other than minimal amounts for non-qualified options to consultants) because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss:
As reported	$(1,597)	$(3,844)
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(360)	(1,091)

Pro forma net loss	$(1,957)	$(4,935)

Net loss per common share:
Basic, as reported	$(0.06)	$(0.14)
Basic, pro forma	$(0.07)	$(0.18)
Diluted, as reported	$(0.06)	$(0.14)
Diluted, pro forma	$(0.07)	$(0.18)

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Stock Options
	September 30, 2006	December 31, 2005
Expected life (years)	5.00	5.00
Risk free interest rate	4.25%	4.25%
Volatility factor	63.98%	60.19%
Dividend yield	—	—

Stock Options

Presented below is a summary of the status of stock options as of September 30, 2006, and related transactions for the nine months then ended:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,118,039	$7.64
Granted	415,000	6.98
Exercised	(15,268)	2.98
Forfeited or expired	(91,275)	7.84

Outstanding at September 30, 2006	3,426,496	$7.57	6.50	$3,060

Vested or expected to vest at September 30, 2006	3,351,294	$7.59	0.65	$3,019

Exercisable at September 30, 2006	2,011,857	$7.70	5.51	$2,240

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $5.07. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $39 and $863, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Cash received from option exercises for the nine months ended September 30, 2006 and 2005, was $46 and $1,155, respectively.

As of September 30, 2006, there was $5,288 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock

During the first quarter of 2006, the Company granted 69,000 shares of restricted stock with a weighted-average grant date fair value of $7.28 which vest over a three year period. As of September 30, 2006, there was $382 of total unrecognized compensation cost related to time-based, nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Presented below is a summary of the status of restricted stock awards as of September 30, 2006, and related transactions for the nine months then ended:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006
Granted	69,000	$7.28
Exercised	—	—
Forfeited or expired	(3,000)	7.28

Outstanding at September 30, 2006	66,000	$7.28

3. Earnings Per Share

A reconciliation of the weighted-average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic shares	29,768,916	27,834,975	29,753,084	27,132,660
Effect of dilutive stock options	—	—	—	—

Diluted shares	29,768,916	27,834,975	29,753,084	27,132,660

For the three months ended September 30, 2006 and 2005, approximately 2,441,000 and 1,666,000, respectively, and for the nine months ended September 30, 2006 and 2005, approximately 2,362,000 and 1,707,000, respectively, of issued stock options were not included in the computation of diluted earnings per share (“EPS”) because they were anti-dilutive since their exercise prices exceeds their market prices. Additionally, for the three months ended September 30, 2006 and 2005, options to purchase 241,105 and 460,249, respectively, and for the nine months ended September 30, 2006 and 2005, options to purchase 291,305 and 432,202, respectively, shares of common stock were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported.

4. Inventories

Inventories by stage of completion are as follows:

	September 30, 2006	December 31, 2005
Unprocessed donor tissue	$8,028	$6,274
Tissue in process	20,478	19,654
Implantable donor tissue	10,430	11,192
Supplies	1,602	1,414

	$40,538	$38,534

5. Other Assets

Other assets are as follows:

	September 30, 2006	December 31, 2005
Patents and trademarks	$3,621	$3,295
Acquired exclusivity rights	2,941	498
Deposits	65	198
Investment in Organ Recovery Systems, Inc.	5,250	5,250
Debt issuance costs	852	852
Other	125	52

	12,854	10,145
Less accumulated amortization	(880)	(568)

	$11,974	$9,577

During the quarter ended September 30, 2006, the Company and Medtronic Sofamor Danek (“MSD”) entered into an amended distribution agreement which allows the Company among other things the ability to distribute spinal allografts worldwide, including the United States, Canada and Puerto Rico. In conjunction with the amendment, the Company paid MSD $3,000 to buyout exclusivity provisions under the former distribution agreement. As a result of this payment, $2,444 relates to the acquired exclusivity rights and has been setup as an intangible asset and the remaining $556 reduced deferred revenue. The acquired exclusivity rights are being amortized over the approximate eight years remaining term of the amended agreement.

6. Goodwill and Other Intangible Assets

The carrying value of goodwill was $2,863 at September 30, 2006 and December 31, 2005. The following table reflects the components of amortizable intangible assets, which are recorded as a component of noncurrent other assets – net in the condensed consolidated balance sheets:

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Patents	$3,563	$325	$3,237	$183
Trademarks	58	24	58	20
Acquired exclusivity rights	2,941	91	498	52

Total	$6,562	$440	$3,793	$255

Amortization expense related to intangible assets for the nine months ended September 30, 2006 and 2005 was $174 and $57, respectively. Management estimates amortization expense of approximately $568 for each of the next five years.

7. Long-Term Obligations

Long-term obligations are as follows:

	September 30, 2006	December 31, 2005
Term loan	$5,250	$6,380
Capital leases	934	1,523

	6,184	7,903
Less current portion	(2,333)	(2,297)

	$3,851	$5,606

In 2004, the Company entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9,000 five-year term loan and a five-year $16,000 revolving line of credit. The $9,000 term loan calls for monthly principal payments of $125. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (9.57% at September 30, 2006). Under the $16,000 revolving line of credit, the Company can borrow up to the maximum eligible amount, based on certain outstanding receivables of which $6,179 is available at September 30, 2006. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at September 30, 2006. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must maintain minimum liquidity of $6,000. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash. The Company exceeded the $6,000 minimum liquidity requirement as of September 30, 2006.

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

Realization of the Company’s investment in ORS is dependent upon ORS’s successful execution of its operational strategies and the continued industry acceptance of its current and future product developments. Management monitors progress towards these success factors on a continual basis and has concluded that its investment in ORS has not been negatively impacted by operational matters. Accordingly, management of the Company believes there has been no impairment of the Company’s investment as of September 30, 2006.

9. Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. A valuation allowance totaling $699 has been recorded against a portion of the deferred tax assets based on the nature of the credits claimed for research and development expenditures incurred, as well as, certain state net operating loss carryforwards.

The Company expects the deferred tax assets of approximately $11,060, net of the valuation allowance at September 30, 2006 of $699, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

The Company has considered the impact of recent losses as it relates to the realization of net deferred tax assets. Based on the weight of the evidence, including various strategic initiatives and forecasted taxable income, management has determined that is more likely than not that such net deferred tax assets will be realized.

10. Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income taxes paid during the period	$—	$—	$—	$40
Interest paid during the period	176	189	571	498
Accrual for purchases of property, plant and equipment	148	496	148	496

11. Segment Data

The Company processes human tissue received from various tissue recovery agencies and distributes the tissue through various channels. This one line of business is comprised of five primary product lines: spinal constructs, bone graft substitutes, sports medicine, cardiovascular and general orthopedic. The following table presents revenues from tissue distribution and other revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Fees from tissue distribution:
Spinal constructs	$9,139	$10,408	$26,950	$25,491
Bone graft substitutes	2,626	5,838	10,088	13,024
Sports medicine	3,597	3,352	10,348	7,591
Cardiovascular	1,425	2,087	4,326	5,984
General orthopedic	223	309	726	787
Other revenues	1,101	555	2,441	2,196

Total	$18,111	$22,549	$54,879	$55,073

For the three and nine months ended September 30, 2006 and 2005, the Company derived approximately 55.1% and 59.8%, and 56.6% and 59.5%, respectively, of its total revenues from a single customer, MSD.

For the three and nine months ended September 30, 2006 and 2005, the Company derived approximately 6.4% and 5.6%, and 7.2% and 6.3%, respectively, of its total revenues from foreign distribution, primarily in Europe and Korea.

12. Related Parties

During the three and nine months ended September 30, 2005, the Company recognized revenues of $577 and $3,949, respectively, from distributions to Stryker Endoscopy, a division of Stryker Corporation, representing 2.6%

and 7.2%, respectively, of its total revenues. A member of our board of directors serves as a non-executive officer of Stryker Corporation.

13. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of September 30, 2006 will have a material adverse impact on its financial position or results of operations.

On October 14, 2005, the Company issued a voluntary recall of certain allograft implants processed from donated tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). The recall was initiated as a result of questions raised by the processors and the Food and Drug Administration in relation to the accuracy of documentation provided by BTS. The recall resulted in write-downs of tissue inventories of $2,084 and replacement of distributor inventories of $1,442 in the third and fourth quarter of 2005, respectively.

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

The Company is pursuing three key strategies to improve its financial performance in the future.

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

The Company continues to make progress on each of the three strategies however it has not yet recognized the expected economic benefits of the investments made in the past year and those it continues to make.

On September 12, 2006, the Company entered into a Fourth Amendment to the First Amended Exclusive Distribution and License Agreement with Medtronic Sofamor Danek (“MSD”), providing among other things for us to supply MSD with human allograft tissue and bone paste for spine surgery. Among other things, the amended MSD distribution agreement: 1) modifies the exclusivity provisions of the MSD distribution agreement to permit us to distribute spinal allograft implants in the United States through channels other than MSD, 2) provides that the Company will set priority on processing the implants ordered by MSD, using its best efforts to meet the needs of MSD and its surgeons, 3) ends the requirement that MSD make minimum purchases of exclusive products, 4) modifies the product and transfer fee schedules between us and MSD, and 5) provides us with certain development and processing rights relating to jointly-owned intellectual property.

The Company paid MSD a fee of $3.0 million upon execution of the Fourth Amendment to buyout exclusivity provisions under the former distribution agreement. The Fourth Amendment requires us to pay MSD a royalty on any transfer fees from new spinal allograft distributors. In addition to other changes in the fee schedules, the Fourth Amendment provides for MSD to pay us a processing fee surcharge related to allograft processed and shipped during the months of June, 2006 through September, 2006 as follows: June, 2006, $672,000, July, 2006, $500,000,

August, 2006, $500,000, and September 2006, $328,000. The new agreement includes increases to transfer fees of approximately 10%. The new fees became effective October 1, 2006.

The Company has been involved in consideration and discussion of various strategic alternatives during the third quarter, including strategic partnerships, sales or exchanges of assets and business combinations, including the acquisition of other companies and the acquisition of our company. Some of these discussions and considerations have continued during the fourth quarter. Other than a strategic tissue sourcing agreement reached in November 2006 with Tutogen Medical, the Company has not yet reached any definitive agreements with respect to these strategic alternatives, and even if the Company does, there is no assurance that they will be consummated.

Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005

Revenues. Our revenues decreased by $4.4 million, or 19.7%, to $18.1 million for the three months ended September 30, 2006 from $22.5 million for the three months ended September 30, 2005.

Spinal Constructs - Revenues from spinal allografts decreased $1.3 million, or 12.2%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Unit volumes were down 27.9% primarily due to lower recoveries of donor tissue and donor tissue available for processing during the quarter. Cervical grafts unit volumes were 68.6% of total spinal construct unit volumes for the three months ended September 30, 2006 compared to 61.2% for the three months ended September 30, 2005. Average spinal distribution fees increased 21.9% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to a one-time pricing adjustments with MSD, of $1.3 million in the quarter.

Bone Graft Substitutes - Revenues from bone graft substitute allografts decreased $3.2 million, or 55.0%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Bone graft substitute allograft revenues decreased as a result of reduced orders from our two largest distributors due to timing of stocking orders. Unit volumes of paste implants distributed to MSD decreased 69.9% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Sports Medicine - Revenues from sports medicine allografts increased $245,000, or 7.3%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Sports medicine revenues increased as a result of average revenue per unit increasing 3.6% as well as favorable product mix. Unit volume distributions of our sports medicine allografts increased 2.3% as compared to the three months ended September 30, 2005 due to higher volume of ancillary tendons distributed.

Cardiovascular - Revenues from cardiovascular products decreased $662,000, or 31.7%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Cardiovascular revenues decreased due to unit distributions being 37.8% lower than comparable three months ended September 30, 2005. The decrease in revenue is directly related to lower recoveries of cardiovascular tissue and tissue available for processing during the quarter. This decrease was offset by the average revenue per unit of cardiovascular tissue increasing by 9.8% due to change in mix and price increases.

General Orthopedic - Revenues from general orthopedic allografts decreased $86,000, or 27.8%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. General orthopedic revenues for the period decreased due to lower distribution unit levels of conventional intercalary tissue. Also, the average revenue per unit of general orthopedic implants decreased 20.6% due to the overall mix of products distributed.

Other Revenues - Revenues from other sources consist of tissue recovery fees, biomedical laboratory fees, manufacturing royalties, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $546,000, or 98.4%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase is primarily related to higher fees relating to tissue recovered for other tissue processors which increased $397,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Costs of Processing and Distribution. Costs of processing and distribution decreased by $5.5 million, or 30.9%, to $12.4 million for the three months ended September 30, 2006 from $18.0 million for the three months ended September 30, 2005. As a percentage of revenues, costs of processing and distribution decreased from 79.6% for the three months ended September 30, 2005 to 68.5% for the three months ended September 30, 2006.

The decrease in cost of processing and distribution as a percentage of revenues for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily due to the voluntary product recall of certain allograft implants processed from donor tissue received by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”) which resulted in a charge to cost of processing and distribution of $3.3 million or an increase of 14.6% as a percentage of 2005 revenues.

Additionally, without the recall charge in 2005, the costs of processing and distribution for the three months ended September 30, 2006 were actually higher than 2005 costs as a percentage of revenue. Unit costs increased due to lower amounts of tissue processed and higher donor recovery costs. Amounts of tissue processed decreased approximately 22% and tissue recovery costs increased approximately 15% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, respectively.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $664,000, or 11.2%, to $6.6 million for the three months ended September 30, 2006 from $5.9 million for the three months ended September 30, 2005. The increase was primarily due to increased expenses related to stock-based compensation expense of $679,000, as we implemented Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), effective January 1, 2006. Marketing, general and administrative expenses increased as a percentage of revenues from 26.4% for the three months ended September 30, 2005 to 36.5% for the three months ended September 30, 2006.

Research and Development Expenses. Research and development expenses decreased by $20,000, or 1.6%, to $1.2 million for the three months ended September 30, 2006 from $1.3 million for the three months ended September 30, 2005. As a percentage of revenues, research and development expenses increased from 5.6% for the three months ended September 30, 2005 to 6.8% for the three months ended September 30, 2006 as a result of a decrease in revenues without a commensurate decrease in research and development expenses.

Net Other Income (Expense). Net interest income was $17,000 for the three months ended September 30, 2006 compared to net interest expense of $136,000 for the three months ended September 30, 2005. Interest expense for the three months ended September 30, 2006 was $219,000 compared to $217,000 for the three months ended September 30, 2005. Interest income for the three months ended September 30, 2006 was $236,000 compared to $81,000 for the three months ended September 30, 2005. The increase in interest income is primarily due to the interest earned on the investment of excess cash in interest bearing cash equivalents.

Income Tax Benefit. Income tax benefit for the three months ended September 30, 2006 was $606,000 compared to $1.2 million for the three months ended September 30, 2005. Our effective tax rate for the three months ended September 30, 2006 and 2005 was 28.4% and 41.9%, respectively. Our tax benefit for the three months ended September 30, 2006 was negatively impacted by non-deductible stock compensation expense and the September 30, 2005 tax benefit was positively impacted by a tax credit recognized for qualified research and development expenses.

Nine months Ended September 30, 2006 Compared With Nine months Ended September 30, 2005

Revenues. Our revenues decreased by $194,000, or 0.4%, to $54.9 million for the nine months ended September 30, 2006 from $55.1 million for the nine months ended September 30, 2005.

Spinal Constructs - Revenues from spinal allografts increased $1.5 million, or 5.7%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Cervical grafts unit volumes were 63.7% of total spinal construct unit volumes for the nine months ended September 30, 2006 compared to 60.0% for the nine months ended September 30, 2005. Average spinal distribution fees increased 11.5% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to a one-time pricing adjustments with MSD of $2.0 million in the nine months ended September 30, 2006.

Bone Graft Substitutes - Revenues from bone graft substitute allografts decreased $2.9 million, or 22.5%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Bone graft substitute allograft revenues decreased as a result of reduced orders from our two largest distributors due to timing of stocking orders. Unit volumes of paste implants distributed to MSD decreased 44.5% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Sports Medicine - Revenues from sports medicine allografts increased $2.8 million, or 36.3%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Sports medicine revenues increased as a result of implementing our own domestic distribution network which commenced operations on July 1, 2005. Our distribution network includes a combination of our employees and independent distributors and markets our products directly to end users as opposed to working through one distribution partner. This change was the primary reason for a 35.2% increase in average fee for sports medicine allografts distributed. Unit volume distributions of our sports medicine allografts were at similar levels for both periods.

Cardiovascular - Revenues from cardiovascular products decreased $1.7 million, or 27.7%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Cardiovascular revenues decreased due to unit distributions being 39.7% lower than comparable nine months ended September 30, 2005. The decrease in revenue is directly related to lower recoveries of cardiovascular tissue during the first three quarters of 2006. This decrease was offset by the average revenue per unit of cardiovascular tissue increasing by 20.0% due to change in mix and price increases.

General Orthopedic - Revenues from general orthopedic allografts decreased $61,000, or 7.8%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. However, unit volumes and average revenue per unit of general orthopedic implants increased 25.7% and 16.9%, respectively, primarily due to the overall mix of products distributed.

Other Revenues - Revenues from other sources consists of tissue recovery fees, biomedical laboratory fees, manufacturing royalties, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $245,000 or 11.2%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase is primarily related to higher fees relating to tissue recovered for other tissue processors which increased $172,000 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Costs of Processing and Distribution. Costs of processing and distribution decreased by $3.2 million, or 7.8%, to $37.7 million for the nine months ended September 30, 2006 from $40.9 million for the nine months ended September 30, 2005. As a percentage of revenues, costs of processing and distribution decreased from 74.2% for the nine months ended September 30, 2005 to 68.7% for the nine months ended September 30, 2006.

The decrease in cost of processing and distribution for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily due to the voluntary product recall of certain allograft implants processed from donor tissue received by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”) which resulted in a charge to cost of processing and distribution of $3.3 million or an increase of 6.0% as a percentage of 2005 revenues.

Additionally, the costs of processing and distribution for the nine months ended September 30, 2006 were lower than prior year due to unit volume decreases of approximately 11%. In addition, unit costs increased as a result of a decrease in amounts of tissue processed which unfavorably impacts fixed costs per unit and increases in tissue recovery costs. Amounts of tissue processed decreased approximately 16% and tissue recovery costs increased approximately 15% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, respectively.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $3.2 million, or 19.2%, to $19.9 million for the nine months ended September 30, 2006 from $16.7 million for the nine months ended September 30, 2005 primarily due to increased expenses related to our direct distribution network of $1.5 million, consisting of increased staffing levels and travel of $727,000, distributor commissions of $91,000, and general marketing of $646,000. In addition, increases in stock-based compensation expense were $1.9 million, as the Company implemented SFAS 123R, effective January 1, 2006. These expenses increased as a percentage of revenues from 30.4% for the nine months ended September 30, 2005 to 36.3% for the nine months ended September 30, 2006.

Research and Development Expenses. Research and development expenses increased by $149,000, or 4.1%, to $3.8 million for the nine months ended September 30, 2006 from $3.6 million for the nine months ended September 30, 2005 primarily due to increased staffing levels of $295,000, research materials of $138,000 and studies of $107,000 partially offset by decreased legal expenses of $364,000. As a percentage of revenues, research and development expenses increased from 6.6% for the nine months ended September 30, 2005 to 6.9% for the nine months ended September 30, 2006.

Net Other Income (Expense). Net interest income was $30,000 for the nine months ended September 30, 2006 compared to net interest expense of $492,000 for the nine months ended September 30, 2005. Interest expense for the nine months ended September 30, 2006 was $696,000 compared to $632,000 for the nine months ended September 30, 2005. Interest income for the nine months ended September 30, 2006 was $726,000 compared to $140,000 for the nine months ended September 30, 2005. The increase in interest income is primarily due to the interest earned on the investment of excess cash in interest bearing cash equivalents.

Income Tax Benefit. Income tax benefit for the nine months ended September 30, 2006 was $2.1 million compared to $2.8 million for the nine months ended September 30, 2005. Our effective tax rate for the nine months ended September 30, 2006 and 2005 was 31.6% and 42.3%, respectively. Our tax benefit for the nine months ended September 30, 2006 was negatively impacted by non-deductible stock compensation expense and the September 30, 2005 tax benefit was positively impacted by a tax credit recognized for qualified research and development expenses.

Liquidity and Capital Resources

Cash Flows - Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005.

Our net cash used in operating activities was $3.1 million for the three months ended September 30, 2006, compared to $343,000 for the three months ended September 30, 2005. During the three months ended September 30, 2006, primary uses of cash included a net loss of $1.5 million inclusive of non-cash adjustments, an increase in inventories of $1.5 million, an increase in other assets of $2.7 million consisting of a $3.0 million buyout of exclusivity rights and a decrease in accounts payable of $1.1 million. During the three months ended September 30, 2006, cash was provided by a decrease in accounts receivable of $1.5 million, and an increase in accrued expenses of $926,000, all due to timing of cash receipts and cash disbursements. Significant non-cash adjustments to operating activities for the three months ended September 30, 2006 included depreciation and amortization expense of $1.3 million, deferred income tax benefit of $605,000, stock-based compensation of $843,000, and an increase of inventory write-downs of $217,000. During the three months ended September 30, 2005, cash was provided by a decrease in inventories of $2.1 million, and an increase in accrued expenses of $1.4 million, and primary uses of cash were a net loss of $1.6 million inclusive of non-cash adjustments, an increase in accounts receivable of $3.0 million, and a $1.3 million decrease in accounts payable. Significant non-cash adjustments to operating activities for the three months ended September 30, 2005 included depreciation and amortization expense of $1.1 million and an increase in deferred income tax benefit of $1.1 million.

Our cash used in investing activities was $370,000 for the three months ended September 30, 2006 compared to $638,000 for the three months ended September 30, 2005. Our investing activities consisted of purchases of property, plant, and equipment of $370,000 primarily related to the processing facilities in Alachua, Florida including $68,000 of xenograft processing equipment. Investing activities for the three months ended September 30, 2005 consisted of a $638,000 purchases of property, plant, and equipment, primarily related to the build out of our cardiovascular processing facility in Birmingham, Alabama.

Our net cash used in financing activities was $537,000 for the three months ended September 30, 2006 compared to net cash provided by financing activities of $19.5 million for the three months ended September 30,

2005. Cash used in financing activities for the three months ended September 30, 2006 consisted of payments on capital lease and long-term debt of $575,000 partially offset by proceeds from exercises of stock options of $38,000. Cash provided by financing activities for the three months ended September 30, 2005 consisted of net proceeds of $22.4 million from our private placement of common stock, and $686,000 of proceeds from exercises of stock options. Cash used in financing activities for the three months ended September 30, 2005 consisted of $564,000 of payments made on our outstanding term loan and capital lease obligations, and a $3.0 million payment on the revolving line of credit.

Cash Flows - Nine months Ended September 30, 2006 Compared With Nine months Ended September 30, 2005.

Our net cash used in operating activities was $6.5 million for the nine months ended September 30, 2006, compared to $5.1 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, primary uses of cash included a net loss of $4.4 million inclusive of non-cash adjustments, an increase in inventories of $2.5 million, an increase in prepaid and other current assets of $361,000, an increase in other assets of $2.7 million consisting of a $3.0 million buyout of exclusivity rights, a decrease in accounts payable of $250,000, a decrease in accrued expenses of $988,000 including a $1.2 million reduction in the provision for the inventory recall and a reduction of payroll and benefit accruals of $945,000 offset by an increase in cash disbursements, and a reduction of other noncurrent liabilities of $250,000. During the nine months ended September 30, 2006, cash was provided by a decrease in accounts receivable of $786,000 due to timing of cash receipts. Significant non-cash adjustments to operating activities for the nine months ended September 30, 2006 included depreciation and amortization expense of $3.8 million, an increase in deferred income tax benefit of $2.1 million, stock-based compensation of $2.4 million, and an increase of inventory write-downs of $495,000. During the nine months ended September 30, 2005 primary uses of cash were a net loss of $3.8 million, an increase in accounts receivable of $696,000, and a $1.5 million decrease in accounts payable. Significant non-cash adjustments to operating activities for the nine months ended September 30, 2005 included an increase in deferred income tax benefit of $2.8 million, and depreciation and amortization expense of $3.3 million.

Our cash used in investing activities was $875,000 for the nine months ended September 30, 2006 compared to $5.0 million for the nine months ended September 30, 2005. Our investing activities consisted of capital expenditures of $1.1 million, offset from proceeds of the sale of equipment in the amount of $200,000 from our cardiovascular processing facility in Birmingham, Alabama. Investing activities for the nine months ended September 30, 2005 consisted of $3.4 million of purchases of property, plant, and equipment, primarily related to our new cardiovascular processing facility in Birmingham, Alabama and a $1.6 million acquisition of intellectual property rights.

Our net cash used in financing activities was $1.7 million for the nine months ended September 30, 2006 compared to net cash provided by financing activities of $21.8 million for the nine months ended September 30, 2005. Cash used in financing activities for the nine months ended September 30, 2006 consisted of payments on capital leases and long-term debt of $1.7 million partially offset by proceeds from exercises of stock options of $46,000. Cash provided by financing activities for the nine months ended September 30, 2005 consisted of net proceeds of $22.4 million from our private placement of common stock, $3.0 million borrowed under the revolving line of credit and $1.2 million of proceeds from exercises of stock options. Cash used in financing activities for the nine months ended September 30, 2005 consisted of $1.7 million of payments made on our outstanding term loan and capital lease obligations and a $3.0 million payment on the revolving line of credit.

Liquidity.

As of September 30, 2006, we had $16.5 million of cash and cash equivalents. We believe that our working capital as of September 30, 2006, together with our borrowing ability under our revolving line of credit, will be adequate to fund our on-going operations for the foreseeable future.

Our accounts receivable days sales outstanding were 39 and 44 at September 30, 2006 and December 31, 2005, respectively. Our inventory days outstanding were 281 at September 30, 2006 compared to 260 at December 31, 2005. The increase in inventory days resulted primarily from increased levels of unprocessed tissue on hand.

Certain Commitments.

During the quarter ended September 30, 2006, the Company and Medtronic Sofamor Danek (“MSD”) entered into an amended distribution agreement which allows the Company among other things the ability to distribute spinal allografts worldwide, including the United States, Canada and Puerto Rico. In conjunction with the amendment, the Company paid MSD $3.0 million to buyout exclusivity provisions under the former distribution agreement. As a result of this payment, $2.4 million relates to the acquired exclusivity rights and has been setup as an intangible asset and the remaining $556 reduced deferred revenue. The acquired exclusivity rights are being amortized over the approximate eight years remaining term of the amended agreement.

In 2004, we entered into a long-term financing agreement with a major financial institution. The agreement consisted of a $9.0 million five-year term loan and a five-year $16.0 million revolving line of credit. The $9.0 million term loan calls for monthly principal payments of $125,000. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (9.57% at September 30, 2006). Under the $16.0 million revolving line of credit, we can borrow up to the maximum eligible amount, based on certain outstanding receivables of which $6.2 million is available at September 30, 2006. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at September 30, 2006. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. The original credit agreement included a requirement to maintain certain financial covenant ratios computed on a four-quarter rolling average, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement. In the second quarter, the lender replaced all financial covenants with a minimum liquidity requirement of $6.0 million. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash. If the lender had not replaced the financial covenants with the new minimum liquidity requirement, we would have been in violation of the previous financial covenants in the second and third quarter of 2006. We exceeded the $6.0 million minimum liquidity requirement as of September 30, 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.25	Fourth Amendment to the First Amended Exclusive Distribution and License Agreement, effective as of September 12, 2006, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc. †

31.1	Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.

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

Date: November 9, 2006