Form 10-K
period 2006-12-31
REGENERATION TECHNOLOGIES INC
filed 2007-03-13
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006), was approximately $190.5 million.

The number of shares of Common Stock outstanding as of March 2, 2007 was 29,776,315.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Item 1.    BUSINESS.

Company Overview

We are a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament and dermal tissue in producing our allografts. We also process bovine tissue to produce our new Sterling® xenograft line of products. Surgeons then use our products to repair and promote the healing of a wide variety of bone and other tissue defects, including spinal vertebrae repair, musculoskeletal reconstruction, fracture repair, repairs to the jaw and related tissues, and heart valve disorders, among other conditions. Our products are distributed in all 50 states and in 13 other countries.

We provide a comprehensive portfolio of natural tissue products in a broad range of markets. We separate our implants into five primary product lines within musculoskeletal and cardiovascular surgeries: spinal constructs, sports medicine, bone graft substitutes, cardiovascular and general orthopedic revenues applications. The following table outlines the product lines we serve and the amount and percentage of our revenues for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006		2005		2004
	(In thousands)
Fees from tissue distribution:
Spinal constructs	$35,085	47.4%	$35,084	46.7%	$48,360	52.2%
Sports medicine	14,959	20.2%	10,545	14.0%	9,002	9.7%
Bone graft substitutes	13,506	18.3%	18,055	24.0%	23,539	25.4%
Cardiovascular	5,639	7.6%	7,653	10.2%	7,108	7.7%
General orthopedic	969	1.3%	1,000	1.3%	1,594	1.7%
Other revenues	3,812	5.2%	2,862	3.8%	3,100	3.3%

Total	$73,970	100.0%	$75,199	100.0%	$92,703	100.0%

For additional financial information concerning our operating performance, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report and our Consolidated Financial Statements in Part II, Item 8 of this report and incorporated herein by reference.

We distribute our implants both within and outside the United States. Foreign distribution, primarily in Korea and Europe, accounted for 7.2%, 6.3% and 5.7% of our revenues during the years ended December 31, 2006, 2005 and 2004, respectively.

We pursue a market-by-market approach to the distribution of our implants, and establish strategic distribution arrangements in order to increase our penetration in selected markets. We have distribution arrangements with Medtronic Sofamor Danek (“MSD”) and Blackstone Medical for spine implants, and MSD, Exactech, Inc. and Pioneer Surgical for our allograft paste implants. We have an exclusive distribution arrangement with ATS Medical, Inc., (“ATS”) for the cardiovascular market. In the domestic sports medicine and general orthopedic applications we have developed a direct distribution force. In all other markets that we serve, we use a network of independent distributors.

As part of the tissue procurement process we rely on tissue recovery agencies to perform a risk assessment on every potential donor, interview family members and evaluate the donor’s medical records. Blood collected from each donor by the recovery agency is tested for the presence of viral or bacterial diseases. Bone tissue and soft tissue grafts are sterilized through our BioCleanse® process only after it has passed this screening by the recovery agency and testing of the blood samples. Our BioCleanse® process is a patented tissue sterilization process that is designed to add a measure of safety to our tissue implants by sterilizing the tissue and providing surgeons and patients tissue implants that are free of spores, fungi, bacteria and viruses. The BioCleanse® process is an automated, multi-step cleansing process which first removes blood and fats, then chemically sterilizes the tissue, while maintaining the structural integrity and biocompatibility of the tissue. We believe that BioCleanse® is the industry leading sterilization process and BioCleanse® is the only tissue sterilization process that has been reviewed by the FDA.

We are an accredited member of the American Association of Tissue Banks, or AATB, a nationally recognized association of the tissue banking industry. The accreditation covers the processing, storage and distribution of musculoskeletal tissue for transplantation and research and informs users of our human tissue implants that we are in compliance with the minimum safety guidelines of the association. Accreditation is for a three-year term expiring in 2009.

We were incorporated in 1997 in Florida as a wholly-owned subsidiary of the University of Florida Tissue Bank, “UFTB”. We began operations on February 12, 1998 when UFTB contributed to us its allograft processing operations, related equipment and technologies, distribution arrangements, research and development activities and certain other assets. At the time of our initial public offering in August 2000, we reincorporated in the State of Delaware. Our principal offices are located at 11621 Research Circle, Alachua, Florida, and our phone number is (386) 418-8888. Our Internet address is www.rtix.com. Information included on our website is not incorporated by reference in our Form 10-K. We make available, free of charge, on or through the investor relations portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at www.sec.gov. Also available on our website is our Code of Conduct, our Code of Ethics for Senior Financial Professionals, and the charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee. Within the time period required by the SEC and Nasdaq, we will post any amendment to our Code of Ethics for our Senior Financial Professionals and any waiver of our Code of Conduct applicable to our senior financial professionals, executive officers and directors.

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

Metals and Synthetics

Historically, the medical community has used metal and synthetic materials for implant procedures. Metal and synthetic technologies, however, have several shortcomings. One of the principal drawbacks to the use of these materials is that, despite best efforts, they do not facilitate the body’s natural tissue healing process known as “remodeling.” Metal exhibits different properties than bone and one concern with its use in orthopedics is “stress shielding,” where the bone adjoining the metal can become weak and fragile over time. This problem can be of particular concern to elderly patients who are more likely to suffer from osteoporosis. Additionally, a number of synthetics can wear away in the body, causing a negative immune system response. Other synthetics can chemically break down over time with negative biological and clinical consequences. Using metal and synthetic products may also make it difficult to do a second surgery or revision. Finally, some metal and synthetic products may need to be removed and/or replaced, requiring the risk, expense and inconvenience of a second surgery.

Xenograft Tissue

Surgical procedures using xenograft tissue-based implants are common in many areas of medicine including cardiac and vascular procedures, soft tissue repair and wound care. Xenograft based products are also used in the repair of bone defects in orthopedic surgery as carriers for Demineralized Bone Matrix and Bone Morphogenic Protein products. The production of xenograft products involves recovering animal tissue, typically from cattle (bovine) or pigs (porcine), and then transplanting that recovered tissue into a human patient. Xenografts are not widely used in the United States as a direct bone graft substitute due to a higher risk of an adverse immune system response and the perceived risk of disease transmission.

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

We believe allograft is a superior surgical solution compared to autograft because the procedure involves only the primary surgical site. However, historically there has been inadequate amounts of donated tissue to meet the demand of the market for these implants.

Our Products and Markets

We process tissue, including bone, cartilage, tendon, ligament, heart valves, and arteries and veins in producing our line of proprietary implants. We separate our products into five primary product lines: spinal constructs, sports medicine, bone graft substitutes, cardiovascular and general orthopedic. Our current implants range from allografts and xenografts that are precision tooled for specific surgical applications to grafts conventionally processed for general surgical uses. The following table summarizes our implants offerings in each of our product lines and the distribution of these implants.

Product Line	Allografts	Distribution
Spinal Constructs

—   MD Series™ Threaded Cortical Bone Dowels

—   CORNERSTONE-SR® Cortical Block

—   CORNERSTONE™ ACSR, L-ACSR, ASR and L-ASR

Cortical Blocks

—   CORNERSTONE™

RESERVE Cortical Cancellous Ring, Assembled Cortical

Cancellous

—   CORNERSTONE™ SELECT Fibula Wedge

—   TANGENT® Impacted Cortical Wedge

—   PRECISION GRAFT™ Cortical Ring

—   CRESCENT™ Cortical Spacer

—   CORNERSTONE™

Conventional Allografts (unicortical, bicortical and

tricortical blocks; ilium block)

—   Interbody Conventional Allografts

(cancellous block, bicortical block, tricortical ilium block,

patellar tricortical wedge, unicortical dowel)

Medtronic Sofamor Danek (Domestic and Canada); some independent international distribution (conventional allografts only)
Sports medicine

—   Adjustable Length Bone-Tendon-Bone

—   Pre-shaped bone-tendon-bone, Achilles tendons

—   Soft tissue tendons (gracilis, semitendinosus, tibialis)

—   Tendons with bone blocks (patellar and Achilles)

—   Meniscus grafts

—   HTO Wedge

—   Sterling® Interference Screw ST, Interference Screw HT

—   Sterling® Wedge

Our domestic direct distribution force and network of independent distributors (domestic and international)
Bone graft substitutes	— BioSet™ RT Allograft Paste, Allograft Paste, IC RT Paste, IC Moldable strips and discs	Our domestic direct distribution force and a network of independent distributors; Pioneer Surgical
	— RTI Allograft Paste	Independent distribution (International)
	— Demineralized bone matrix — Cancellous and cortical cancellous chips — Cancellous cubes — Sterling® Cancellous Chips, Cancellous Cubes	Our domestic direct distribution force and a network of independent distributors; independent international distribution
	— OSTEOFIL® DBM Paste, RT DBM Paste, ICM Moldable Strip, RT ICM Moldable Strip, IC Moldable Allograft Syringe	Medtronic Sofamor Danek (Domestic and Canada)
	— Regenafil® Injectable Bone Paste — Regenaform® Moldable Bone Paste — Opteform® Moldable Bone Paste — Optefil™ Flowable Bone Paste	Exactech, Inc.
Cardiovascular*	— Cardiac (Valves, Conduit) — Patches / Hemi Arteries — Vascular (Veins, Arteries)	ATS Medical
General orthopedic and other

—   Femoral heads

—   Ilium strips

—   Cortical and cortical cancellous strips

—   Shafts (femoral, tibial, fibular and humeral)

—   Whole / proximal / distal femur

—   Whole / proximal / distal tibia

—   Pericardium

Our domestic direct distribution force and network of independent distributors domestic and internationally; Medtronic Sofamor Danek (Domestic and Canada)

*	We no longer process cardiovascular tissue, and will discontinue distributions of cardiovascular products on June 30, 2008.

Spinal Constructs

The spinal constructs market for allografts includes precision tooled implants utilized in spinal procedures. Our principal spinal allografts are our patented MD Series™ Threaded Cortical Bone Dowels, our patent-pending CORNERSTONE™ Machined Allografts, TANGENT® Impacted Cortical Wedges, PRECISION GRAFT™ Cortical Rings and CRESCENT™ Cortical Spacer. We also have composite allografts available for use in spinal surgery including a full line of CORNERSTONE™ ASR and L-ASR cortical and cancellous composite grafts. During 2006, we shipped over 66,000 spinal constructs allograft units, which accounted for $35.1 million of our revenues. Our spinal constructs allografts are marketed domestically through our non-exclusive relationship with Medtronic Sofamor Danek, or “MSD”.

Our MD-Series™ Threaded Cortical Bone Dowels are used to help restore the anatomical relationships in the lumbar area of the spine between vertebral bodies and open spaces formed between vertebrae known as neural foramen. Our dowels are threaded, providing rigid interface with the vertebrae above and below allowing the surgeon to provide greater stability to the surgical site. Our CORNERSTONE SR® Cortical Block is used in the cervical area of the spine and is available in both parallel and lordotic versions. Our TANGENT® Impacted Cortical Wedge, CRESCENT™ Cortical Spacer and PRECISON GRAFT™ Cortical Ring allografts are specially designed and contoured to promote stability and restore normal alignment in the lumbar spine.

In 2006 we received CE Marks for four xenograft spine implants. We have filed for premarket notification, 510(k), with the FDA for a xenograft lumbar implant which we expect to receive approval for in early 2007.

Sports Medicine

Many repetitive use and sports-related injuries can be addressed with allograft implants. The most prevalent surgeries include repairs to the anterior cruciate ligament, or ACL in the knee, and rotator cuff, in the shoulder. Our principal sports medicine allografts are tendons for ligament reconstruction and our meniscal allografts for transplantation. Many of our sports medicine allografts utilize our patented pre-shape technology and are shaped to fit surgeon’s requirements making them easier and/or faster to implant. During 2006, we shipped over 11,000 sports medicine allografts which accounted for $15.0 million of our revenues which included over 400 units and $73,000 of revenues from Sterling® interference screws derived from bovine tissue. Our sports medicine products are marketed domestically through our direct distribution force and through our network of independent distributors and internationally through a network of independent distributors.

In 2004, we began using BioCleanse® to sterilize many of our soft tissue sports medicine allografts, which have quickly become the preferred grafts in the market place.

In December 2005, we implanted the first tendons using our patented assembled technology.

During 2006 we introduced our first assembled tendon allografts for use in ACL reconstruction surgery. The new assembled implant will significantly increase the supply of the bone tendon bone pre-shaped implant to help us meet the growing demand for this surgery.

In December, 2006 we entered into an Exchange and Service Agreement with CryoLife, Inc. (“CryoLife”) whereby we exchanged certain rights to our cardiovascular business with CryoLife in exchange for certain rights related to CryoLife’s orthopedic sports medicine business. Under the agreement, CryoLife, as of January 1, 2007 ceased accepting donated human orthopedic tissues for processing and will work to transition existing arrangements for recovery of human orthopedic tissue to us. CryoLife will continue to distribute its existing orthopedic tissue inventory through June 30, 2008. After that date, we will become entitled to distribute CryoLife’s remaining orthopedic tissue inventory through December 31, 2008. Under the Exchange and Service Agreement, from July 1, 2008 through December 31, 2016, CryoLife has agreed not to market or solicit orders for certain human orthopedic tissues for sports injuries.

Bone graft substitutes

Allograft Paste.    Surgeons principally use our allograft paste implants, which are composed of demineralized bone matrix (“DBM”) and biologic gel carrier, in fracture treatment, bone and joint reconstruction and periodontal applications, such as ridge augmentation for dental implants. Our allograft paste implants are marketed under Osteofil by MSD and the Optefil™, Opteform®, Regenafil® and Regenaform® brands with Exactech and we distribute directly the BioSet™ family of paste products.

Milled Allograft and Xenograft.    Our bone graft substitutes allografts business also includes certain types of blended and milled bone allografts, such as our demineralized bone matrix, cortical cancellous chips and ground cancellous chips, used in total hip and knee replacements and for various injuries. In 2006, we shipped over 42,000 bone graft substitutes allografts units which accounted for $13.5 million of our revenues which included approximately 1,000 units and $159,000 of revenues of milled xenograft implants.

During 2006 we received 510k premarket approval for BioSet XC a combination product including human DBM and milled xenograft.

Cardiovascular

The cardiovascular allograft market includes transplantation of human heart valves and vascular tissue as an alternative to mechanical, synthetic or xenograft substitutes.

Our principal cardiovascular product is our heart valve allograft, which surgeons use to replace a patient’s own heart valve during coronary surgery. During 2006, we shipped approximately 1,000 cardiovascular allograft units, including heart valves and vascular tissue which accounted for $5.6 million of our revenues. We distribute our cardiovascular allografts through an exclusive distribution agreement with ATS Medical.

In December, 2006 we announced an Exchange and Service Agreement with CryoLife, Inc. (“Cryolife”) whereby we exchanged certain rights to our cardiovascular business with CryoLife in exchange for certain rights related to CryoLife’s orthopedic sports medicine business. As a result, effective January 1, 2007, we no longer procure and process cardiovascular tissue. We will continue to distribute our existing cardiovascular tissue inventory through June 30, 2008. After that date, CryoLife will become entitled to distribute our remaining cardiovascular tissue inventory through December 31, 2008. Under the Exchange and Service Agreement, from July 1, 2008 through December 31, 2016 we have agreed not to market or solicit orders for human cardiac and vascular tissues.

General Orthopedic

Conventional Allografts.    Our conventional allograft business includes a wide variety of allograft categories including our intercalary grafts, such as our frozen femoral heads which are used for cancer treatment procedures and hip and knee reconstruction. We also produce various types of fashioned bone, such as wedges, strips and shafts used for various orthopedic and sports medicine procedures. In 2006, we shipped over 2,000 general orthopedic allografts which accounted for $1.0 million of our revenues. In 2007 we expect to make available certain conventional xenograft implants to increase our distribution in this category.

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

Our BioCleanse® process is currently used on all of our hard-tissue allografts and xenografts and most of our soft tissue products. In addition to the safety advantage of BioCleanse®, it provides us with a number of significant research and development opportunities, including the ability to introduce bone-growth factors and anti-bacterial, anti-viral and cancer fighting agents into our implants.

Tissue Recovery

Tissue recovery is the actual removal of tissue from a donor only after receiving appropriate first person consent. Consent is obtained by the tissue recovery group. We operate certain tissue recovery groups directly, and contract with other FDA registered tissue recovery groups which specialize in this activity. Tissue recovery personnel aseptically recover tissue within 24 hours for musculoskeletal tissue and 12 hours for cardiovascular tissue following a donor’s death, using surgical instruments and sterile techniques similar to those used in hospitals for routine surgery. Recovered tissue is placed on wet or dry ice and then transported by the donor recovery agency to the tissue processor or possibly a research institution.

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

We have relationships with over thirty tissue donor centers across the country in 2006. Our three largest donor recovery groups together recovered for the years ended December 31, 2006, 2005 and 2004 approximately 43%, 52%, and 51%, respectively. Southeast Tissue Alliance, or SETA (formerly the University of Florida Tissue Bank, Inc.) supplied us for the years ended December 31, 2006, 2005 and 2004 with approximately 22%, 25%, and 27%, respectively, of our total tissue. RTI Donor Services, Inc.-Wisconsin supplied us for the years ended December 31, 2006, 2005 and 2004 with approximately 11%, 13%, and 14%, respectively, of our total tissue. Alabama Organ Center supplied us for the years ended December 31, 2006, 2005 and 2004 with approximately 10%, 11%, and 9%, respectively, of our total tissue.

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

Marketing and Distribution

Our allograft and xenograft products are distributed in all 50 states and in ten countries internationally. We pursue a market-by-market approach to distribution, including strategic relationships in selected markets, in order to increase our penetration of these markets.

Our most significant market is the spinal market, in which MSD is our principal distributor. Our distribution and license agreement with MSD has a term expiring June 1, 2014 unless renewed. Under our current agreement with MSD:

•	We supply MSD with human allograft tissue and bone paste for spine surgery, using our best efforts to meet the needs of MSD and its surgeons.

•	We are responsible for the processing of tissue and related regulatory compliance.

•

We license MSD to distribute these products. MSD has an exclusive license with respect to certain specialty allograft products in the United States, Canada and Puerto Rico, and a non-exclusive license with respect to other products.

•	Inventories are carried by MSD.

•

MSD pays us a license and service fee ranging from 40% – 50% of listed average net distribution fee. We pay MSD a 5% royalty based upon net revenues of our spinal allograft products distributed by other U.S. distributors.

•	We bill MSD directly. MSD payment terms to us are 30 days from the date of shipment, and we recognize MSD’s licensing and servicing fees as revenue upon receipt of products by MSD.

We have amended our agreement with MSD several times during the periods covered by this report. Prior to September 12, 2006, MSD had an exclusive right to distribute our precision tooled spinal allograft implants in the United States and was required to make minimum purchases of exclusive products. The 2006 amendment also modified the product and transfer fee schedules between us and MSD and provided us with certain development and processing rights relating to jointly-owned intellectual property. Prior to December 15, 2005, MSD had exclusive rights to distribute our spinal allograft paste products in the United States, Canada and Puerto Rico. Prior to April 15, 2004, MSD had exclusive rights to distribute all our spinal products.

We distribute allografts we process for use in sports medicine through our direct distribution. Prior to June 30, 2005, Stryker Endoscopy, a division of Stryker Corporation, served as the exclusive distributor for these products in the United States.

Exactech, Inc., or Exactech, is our principal distributor for allograft paste products for general orthopedic procedures. We also distribute these products through our own direct distribution force. Prior to December 15, 2005, Exactech was the exclusive distributor for these products. Under our licensing and distribution agreement with Exactech, we remain responsible for processing and related regulatory compliance. Exactech is responsible for regulatory compliance related to its distribution. Exactech pays us license and service fees based on a percentage of the listed average distribution fee for allograft paste used in non-spinal orthopedic procedures. We also are required to pay Exactech a 3% royalty fee with respect to our moldable allograft pastes distributed by others. The agreement is for an initial term expiring June 30, 2014, subject to earlier termination under certain limited circumstances.

At the end of 2006, our domestic distribution organization consisted of four direct biologics representatives and 13 distributors with a combined total of more than 100 active representatives marketing our sports medicine and general orthopedics tissues. Internationally, we have 14 distributors that distribute our products through approximately 75 representatives. This network distributes conventional tissue directly to hospitals and surgeons in their exclusive territory. Representatives and distributors receive compensation for the revenues they generate through commissions.

Prior to June 2006, C.R. Bard served as the exclusive distributor for our urological allograft implants. Under our agreement with C.R. Bard, we shipped our urological allografts directly to C.R. Bard’s customers or to C.R. Bard for their direct distribution. In return, we received reimbursement for shipping charges and a transfer fee as a percentage of the amount charged to the customer. This agreement was terminated in June 2006 and we no longer distribute products to this market.

In the cardiovascular market, we distribute cardiac and vascular tissue allografts through ATS Medical, using approximately 36 representatives within the United States. Representatives receive compensation for their services through commissions. In December, 2006 we announced an Exchange and Service Agreement with CryoLife whereby we exchanged certain rights to our cardiovascular business with CryoLife in exchange for certain rights related to CryoLife’s orthopedic sports medicine business. As a result, effective January 1, 2007, we no longer procure and process cardiovascular tissue and on June 30, 2008 we will cease distribution of our cardiovascular products.

Research and Development

Our research and development costs for the years ended December 31, 2006, 2005 and 2004 were $5,403, $5,003 and $3,838, respectively. In 2006, we continued to increase our investment in our R&D efforts by funding new projects. Our scientists are focusing their studies on delivering optimal regenerative medicine solutions by achieving higher levels of osteoinductivity and osteoconductivity through allograft and xenograft, as well as expanding the uses of the BioCleanse® process technology to infuse healing pharmaceutical components into allograft implants. We are focused on developing sophisticated processing technology to accelerate the introduction of new tissue implants in all product lines and to continuously raise the bar for tissue safety.

We plan to continue to develop new implants and technologies within the spinal, sports medicine and general orthopedic markets and to develop additional tissue-related technologies for other markets. We will do this by building on our core technology platforms: BioCleanse®, precision machining, assembled grafts, and tissue mediated osteoinduction. As of December 31, 2006, our research and development staff consisted of 39 professional and technical personnel with a full management team. The R&D team was instrumental in developing and launching eight new products in 2006 including a new formulation for room temperature moldable paste, three new cervical products, two new xenograft interference screw products, new xenograft chips and cubes, and the clinical launch of the assembled bone-tendon-bone product.

In addition to our efforts to scale up the new assembled bone-tendon-bone product, we plan to launch five new products in 2007. More than half of our new products will utilize xenograft tissue, which is consistent with our strategy to grow our Sterling® product line. We will expand upon the ability of our BioCleanse® process to render various tissues sterile, biocompatible and nonimmunogenic. We will expand our xenograft program to other implant types and configurations.

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

No significant patents are expected to expire in the next five years.

Competition

Competition in the tissue reconstruction and healing industry is intense and subject to rapid technological change and evolving industry requirements and standards. Companies within the industry compete on the basis of design of related instrumentation, efficacy of products, relationships with the surgical community, depth of range of implants, scientific and clinical results, and pricing. Allograft and our xenograft implants compete with autograft, metals and synthetic tissues.

Our principal competitors in the conventional allograft market include the Musculoskeletal Transplant Foundation, or MTF, AlloSource and LifeNet. Among our competitors in precision tooled allograft are Osteotech, MTF, LifeNet, Allosource and Tutogen Medical. Other companies who process allograft pastes include Osteotech, AlloSource, Isotis, Wright Medical Technologies, and MTF. We estimate that our market share, in conjunction with our related distributors, are: spinal constructs 28%; sport medicine 15%; bone graft substitutes 12%; and general orthopedic 14%. Other companies who process and distribute xenograft tissue include Tutogen Medical and Osteotech.

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

Our xenograft implants are regulated by the FDA as medical devices and are subject to pre-market approval or clearance by the FDA. We received 510(k) pre-market approval for three products in 2005 and two products in 2006.

Our tissue processing generates by-products classified as medical hazardous waste by the U.S. Environmental Protection Agency and the Florida Department of Environmental Protection. All such by-products must be segregated and properly disposed of in compliance with applicable environmental regulations. We believe that we are in compliance with the various regulations we are required to follow.

Employees

As of December 31, 2006, we had a total of 416 employees. The following chart shows the number of our employees involved in the various aspects of our business:

Department	Number of Employees
Tissue Processing and Manufacturing	196
Tissue Recovery	84
Distribution and Marketing	30
Research and Development	39
General and Administrative	67

Item 1A.    RISK FACTORS

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

We rely on donor recovery groups for our human tissue supply. Donor recovery groups are part of relatively complex relationships. They provide support to donor families, are regulated by the FDA, and are often affiliated with hospitals, universities or organ procurement organizations. Our relationships with donor recovery groups, which are critical to our supply of tissue, can be affected by relationships they have with other organizations. Any negative impact of the regulatory and disease transmission issues facing the industry, as well as the negative publicity that these issues create, could have an impact on our ability to negotiate favorable contracts with recovery groups.

Our three largest donor recovery groups together recovered for the years ended December 31, 2006, 2005 and 2004 approximately 43%, 52%, and 51%, respectively. Southeast Tissue Alliance, or SETA (formerly the University of Florida Tissue Bank, Inc.) supplied us for the years ended December 31, 2006, 2005 and 2004 with approximately 22%, 25%, and 27%, respectively, of our total tissue. RTI Donor Services, Inc.-Wisconsin supplied us for the years ended December 31, 2006, 2005 and 2004 with approximately 11%, 13%, and 14%, respectively, of our total tissue. Alabama Organ Center supplied us for the years ended December 31, 2006, 2005 and 2004 with approximately 10%, 11%, and 9%, respectively, of our total tissue. If we were to lose any one of these three sources of tissue, the impact on our operating results would be material.

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

We currently derive the majority of our revenues through our relationships with two companies, Medtronic Sofamor Danek, or MSD and Exactech, Inc. For the years ended December 31, 2006, 2005, and 2004 we derived approximately 54%, 60% and 65% and 6%, 5% and 6% of our revenues from distribution by MSD and Exactech, respectively. In addition, MSD provides nearly all of the instrumentation, surgeon training, distribution assistance and marketing materials for our line of spinal allografts.

Variations in the timing and volume of orders by MSD sometimes have had a material effect upon our revenues. If our relationship with MSD is terminated or reduced for any reason and we are unable to replace the relationship with other means of distribution, we would suffer a material decrease in revenues.

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

Our revenues depend largely on the reimbursement of patients’ medical expenses by government health care programs and private health insurers. Governments and private insurers closely examine medical procedures incorporating new technologies to determine whether the procedures will be covered by payment, and if so, the level of payment which may apply. We cannot be sure that third party payors will continue to reimburse us at current levels.

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

FDA regulations of human cellular and tissue-based products, titled “Good Tissue Practices,” became effective as of May 2005. These regulations cover all stages of allograft processing, from procurement of tissue to distribution of final allografts. These regulations may increase regulatory scrutiny within our industry and lead to increased enforcement action which affects the conduct of our business. In addition, the effect of these regulations may have a significant effect upon recovery agencies which supply us with tissue and increase the cost of recovery activities. Any such increase would translate into increased costs to us, as we reimburse the recovery agencies based on their cost of recovery.

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

Some of our implants in development will contain tissue derived from animals, commonly referred to as xenografts. Xenograft implants are medical devices that are subject to pre-market approval or clearance by the FDA. We received FDA clearance on several xenograft implants in 2005 and 2006. However, we may not receive FDA approval or clearance to market new implants as we attempt to expand the quantity of xenograft implants available for distribution.

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

Rapid technological changes will affect us and our customers, which could result in reduced demand for our products.

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

Many of our competitors have much greater financial, technical, research, marketing, distribution, service and other resources than we have. Moreover, our competitors may offer a broader array of tissue repair treatment products and technologies or may have greater name recognition than we do in the marketplace. For example, we compete with a number of divisions of Johnson & Johnson, a company with significantly greater resources and brand recognition than we have. Our competitors, including several development stage companies, may develop or market technologies that are more effective or commercially attractive than ours, or that may render our technologies obsolete. For example, the successful development of a synthetic tissue product that permits remodeling of bones could result in a decline in the demand for allograft and xenograft-based products and technologies.

If we do not manage the medical release of donor tissue into processing in an effective and efficient manner, it could affect our profitability.

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

During 2006 our levels of tissue recovered from donors declined due to negative publicity surrounding our recall of tissue in 2005 as a result of improper recovery practices by an unaffiliated recovery agency.

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

On September 11, 2006 Osteotech, Inc. filed a lawsuit in the United States District Court for the District of New Jersey claiming infringement of one of their patents by our BioCleanse® process. The suit requests 1) that we be enjoined permanently from infringing the patent, 2) damages, along with treble of damages as a result of alleged willful infringement, and 3) reimbursement of costs and expenses and reasonable attorney fees. Although we believe the suit is without merit and will vigorously defend our position, a finding of infringement would have a material adverse effect upon our revenues.

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

We have been named as a party, along with a number of other defendants, in product liability lawsuits relating to the recall of tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). There have been 384 law suits filed related to the recall of which 8 law suits have been dismissed. On October 20, 2006, the Company filed a joint motion to dismiss the claims based on scientific evidence that it is impossible for sterilized tissue to transmit infections to implant recipients. These lawsuits generally allege that we were negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and breach of warranty. Where specific damages have been identified, the actions seek compensatory damages in ranges of $15,000 to $5 million and punitive damages in ranges of $75,000 to $10 million.

We believe that we have meritorious defenses to these possible claims, and are defending them vigorously. In addition, we believe our existing insurance should cover all litigation expenses and damage awards, if any. However, our insurance coverage may not be adequate if we are not successful in our defenses.

If we are not successful in expanding our distribution activities into international markets, we will not be able to pursue one of our strategies for increasing our revenues.

Our current and planned international distribution strategies vary by market, as well as within each country in which we operate. For example, we distribute only a portion of our line of allograft and xenograft products within each country. Our international operations will be subject to a number of risks which may vary from the risks we face in the United States, including:

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

In the fourth quarter of 2006 we wrote down our investment in ORS by $4.1 million due to an other than temporary impairment in the asset. If ORS does not successfully execute its operational strategies and recognize long-term profitability, the value of our investment could be further impaired which could have a negative effect on our financial statements for the period in which the impairment occurs.

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

We currently have a separate BioCleanse® processing unit and laboratory operations in approximately 6,500 square feet of leased space related to xenograft processing and research. The lease expires on January 31, 2009. The monthly rent is approximately $9,000.

We also lease additional storage facilities in Alachua. The lease expires July 31, 2007. The monthly rent is approximately $3,100.

Our wholly owned subsidiary, Regeneration Technologies, Inc.—Cardiovascular operates from a leased space comprising 9,745 square feet. The lease expires April 2009. The monthly rent is approximately $11,000. Since we are exiting the cardiovascular business we are attempting to assign our lease and sell leasehold improvements and equipment with a book value of $3.6 million at December 31, 2006.

We also lease space at five of our recovery group locations throughout the United States. The aggregate monthly rent for all five locations is approximately $21,000.

Item 3.    LEGAL PROCEEDINGS.

We are, from time to time, involved in litigation relating to claims arising out of our operations in the ordinary course of business. We believe that none of these claims that were outstanding as of December 31, 2006 will have a material adverse impact on our financial position or results of operations.

In addition, we have been named as a party, along with a number of other defendants, in product liability lawsuits relating to the recall of tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). There have been 384 law suits filed related to the recall of which 8 law suits have been dismissed. On October 20, 2006, the Company filed a joint motion to dismiss the claims based on scientific evidence that it is impossible for sterilized tissue to transmit infections to implant recipients. These lawsuits generally allege that we were negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and breach of warranty. Where specific damages have been identified, the actions seek compensatory damages in ranges of $15,000 to $5 million and punitive damages in ranges of $75,000 to $10 million. We believe that we have meritorious defenses to these possible claims, and are defending them vigorously. In addition, we believe our existing insurance should cover all litigation expenses and damage awards, if any. However, our insurance coverage may not be adequate if we are not successful in our defenses.

On September 11, 2006 Osteotech, Inc. filed a lawsuit in the United States District Court for the District of New Jersey claiming infringement of one of their patents by our BioCleanse® process. The suit requests 1) that we be enjoined permanently from infringing the patent, 2) damages, along with treble damages as a result of alleged willful infringement, and 3) reimbursement of costs and expenses and reasonable attorney fees. We believe the suit is without merit and will vigorously defend our position.

We did not incur any penalties under Sections 6662(h), gross valuation misstatements, 6662A, understatements with respect to reportable transactions, or 6707A, failure to include reportable transactions, of the Internal Revenue Code during the year ended December 31, 2006.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Additional Information

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Executive Officers of the Company

Our executive officers and their respective ages and positions as of the date of this report and their previous business experience are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Brian K. Hutchison	47	Chairman, President and Chief Executive Officer
Thomas F. Rose	56	Vice President, Chief Financial Officer and Secretary
Roger W. Rose	47	Executive Vice President
Caroline Hartill	50	Vice President of Quality Assurance and Regulatory Affairs
Joseph W. Condon	45	Vice President of Operations
Tara L. Zerby	45	Vice President, Assistant to the Chairman
Carolyn Shaffer	44	Vice President of Human Resources and Organizational Development

Brian K. Hutchison has served as our President and Chief Executive Officer since December 2001, and became Chairman of the Board in December 2002. Prior to this time, he served 12 years in various positions for Stryker Corporation, a leading worldwide medical services company, most recently as vice president of worldwide product development and distribution and previously as senior vice president and chief operating officer for Stryker Howmedica’s Osteonics Division. Mr. Hutchison earned a bachelor’s degree in business administration from Grand Valley State University. He also completed the Program for Management Development from Harvard Business School.

Thomas F. Rose has served as our Vice President, Chief Financial Officer and Secretary since May 2002. Mr. Rose served the previous ten years as vice president and chief financial officer at A. M. Todd Group, an international flavor and fragrance company. From 1988 to 1991, Mr. Rose was vice president and corporate controller for Sotheby’s Holdings Inc. in New York. Prior to this, Mr. Rose was an audit partner with Ernst & Whinney (currently Ernst & Young) in New York, providing audit, tax and consulting services for clients in a variety of industries for 15 years. Mr. Rose earned a bachelor’s degree in business administration from Western Michigan University.

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

Tara L. Zerby has served as our vice president, assistant to the Chairman since August 2006. Ms. Zerby joined the Company in November 2004 as general manager of RTI—Cardiovascular, formerly the Alabama Tissue Center. Ms. Zerby brings with her over 20 years of experience in sales, marketing and management in the medical device industry. Prior to her current position, Ms. Zerby operated her own consulting firm, assisting start-up medical device companies. Ms. Zerby was also the executive director of marketing and clinical applications for Stereotaxis, Inc., business unit director, surgical systems and director of global sales for Cryocath Technologies. Ms. Zerby earned an MBA from University of Wisconsin, an MA from Georgia State and a BA from Wake Forest.

Carolyn Shaffer was named vice president of human resources and organizational development in March 2007. Previously, Ms. Shaffer served as director of human resources and organizational development since May 2003. Ms. Shaffer previously served as director of organizational development and leadership from October 2002. Ms. Shaffer joined us as manager of training in 1999. Prior to that, Ms. Shaffer worked with GE Capital, holding various management roles in their Retailer Financial Services division. Ms. Shaffer earned her master’s degree in business administration from the University of Nebraska and a bachelor’s degree in economics from Fairfield University. Ms. Shaffer is also a graduate of GE’s Financial Management program.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on the Nasdaq Stock Market under the symbol “RTIX.” The following table sets forth the range of high and low sales prices for our common stock for each quarterly period in the last two fiscal years.

2005	High	Low
First Quarter	$11.72	$9.60
Second Quarter	$10.62	$5.60
Third Quarter	$9.65	$6.32
Fourth Quarter	$8.48	$6.50

2006	High	Low
First Quarter	$8.25	$6.86
Second Quarter	$8.24	$6.10
Third Quarter	$7.18	$4.87
Fourth Quarter	$7.19	$5.59

As of March 2, 2007, we had 202 stockholders of record of our common stock. The closing sale price of our common stock on March 2, 2007 was $7.25 per share.

Stock Performance Graph

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of: (1) a broad equity market index, and (2) a published industry or line-of-business index. We selected the Standards & Poors Biotechnology Index based on our good faith determination that this index fairly represents the companies which compete in the same industry or line-of-business as we do. The chart below compares our common stock with the Nasdaq Composite Index and the Standards & Poors Biotechnology Index and assumes an investment of $100 on December 31, 2001 in each of the common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Standards & Poors Biotechnology Index.

Total Return Analysis	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Regeneration Technologies, Inc.	100.00	99.30	107.56	102.85	70.17	57.51
NASDAQ Composite	100.00	69.66	99.71	113.79	114.47	124.20
S & P Biotechnology	100.00	79.59	102.55	110.35	130.52	126.94

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

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has two stock-based compensation plans under which employees, consultants and outside directors receive stock options and other equity-based awards. At December 31, 2006, awards relating to 3,367,333 shares were outstanding, and 1,693,738 shares remained available for the grant of awards under our plans. For the year ended December 31, 2006, employees and outside directors of the Company were granted 420,000 stock options under the plans. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest no later than five years from the date of grant. For the year ended December 31, 2006 the Company also granted 69,000 shares of restricted stock, at no cost to the employees that vest based on completion of a required service period.

	Equity Compensation Plan Information
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,367,333	$7.58	1,693,738
Equity compensation plans not approved by security holders	—	—	—
Total	3,367,333	$7.58	1,693,738

Item 6.    SELECTED FINANCIAL DATA.

The statement of operations data set forth below for the years ended December 31, 2003 and 2002, and the balance sheet data set forth as of December 31, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements and accompanying notes which are not included elsewhere in this Form 10-K.

The statement of operations data set forth below for the years ended December 31, 2006, 2005, and 2004, and selected balance sheet data as of December 31, 2006 and 2005 have been derived from our audited consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2006 and 2005 and for the three years ended December 31, 2006 are included elsewhere in this Form 10-K. The selected consolidated financial data set forth below should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and accompanying notes included elsewhere in this document.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues:
Fees from tissue distribution	$70,158	$72,337	$89,603	$73,299	$116,974
Other revenues	3,812	2,862	3,100	2,211	1,516

Total revenues	73,970	75,199	92,703	75,510	118,490
Management services fees	—	—	—	—	49,430

Net revenues	73,970	75,199	92,703	75,510	69,060
Costs of processing and distribution	54,647	55,457	55,526	42,766	44,879

Gross profit	19,323	19,742	37,177	32,744	24,181

Expenses:
Marketing, general and administrative	27,252	23,350	23,224	23,104	29,236
Research and development	5,403	5,003	3,838	2,852	2,460
Litigation settlement	—	—	—	—	2,000
Asset abandonments	4,202	336	136	169	3,098
Restructuring	—	—	—	—	1,352

Total expenses	36,857	28,689	27,198	26,125	38,146

Operating (loss) income	(17,534)	(8,947)	9,979	6,619	(13,965)

Other (expense) income:
Interest expense	(898)	(862)	(967)	(981)	(2,758)
Interest income	934	361	96	235	186

Total other income (expense)—net	36	(501)	(871)	(746)	(2,572)

(Loss) income before income tax benefit (expense)	(17,498)	(9,448)	9,108	5,873	(16,537)
Income tax benefit (expense)	6,373	3,897	(2,953)	483	3,032

Net (loss) income	(11,125)	(5,551)	6,155	6,356	(13,505)
Other comprehensive (loss) income, net of tax:
Unrealized derivative income	—	—	—	—	443

Comprehensive (loss) income	$(11,125)	$(5,551)	$6,155	$6,356	$(13,062)

Net (loss) income per common share—basic	$(0.37)	$(0.20)	$0.23	$0.24	$(0.60)

Net (loss) income per common share—diluted	$(0.37)	$(0.20)	$0.23	$0.24	$(0.60)

Weighted average shares outstanding—basic	29,753,166	27,754,003	26,593,030	26,365,348	22,434,436

Weighted average shares outstanding—diluted	29,753,166	27,754,003	27,063,283	26,999,175	22,434,436

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$15,509	$25,559	$11,484	$10,051	$9,811
Working capital	56,784	69,597	54,192	40,196	25,752
Total assets	129,808	142,262	124,730	136,353	141,190
Long-term debt—less current portion	3,401	5,606	7,919	621	2,266
Total stockholders’ equity	109,890	117,813	99,602	92,397	82,622

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

Management Overview

In 2006, we achieved revenues of $74.0 million and incurred a net loss of $11.1 million. Revenues continue to be driven primarily by the spinal allograft implant product line, which represents approximately 47% of our revenues and which is distributed by Medtronic Sofamor Danek (“MSD”). Revenues from spinal allografts remained unchanged at $35.1 million for the years ended December 31, 2006 and 2005. Spinal revenues continued to be adversely affected by inadequate tissue supplies to meet MSD’s demand. Revenues from sports medicine allografts increased $4.4 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The fourth quarter of 2006 was a record quarter for the sports medicine business. The results were driven by the company’s distribution network delivering numerous types of tendons to meet the demand for knee surgeries. In addition, available implants increased with the market acceptance of the assembled tendon line and the introduction of the BioCleanse® sterilized Achilles tendon. Bone graft substitutes revenues decreased due to our largest distributor reducing its orders of our bone paste products and reduced distributions of cancellous tissue, and cardiovascular revenues decreased as a result of lower levels of donated tissue available for processing to meet customer demand.

We are committed to maximizing distribution growth in all product categories for 2007 and beyond. In September 2006, we amended our distribution agreement with MSD removing exclusivity restrictions and allowing us to distribute spinal allograft implants through other channels. In addition, we added distribution relationships with Pioneer Medical for bone graft substitutes for use in the spine and orthopedics, and with Blackstone Medical for spinal allograft implants.

During 2006, we increased efforts with our tissue recovery partners to maintain and grow our available tissue supplies. In November 2006, we opened a new recovery center based in Dallas, Texas to service more than 200 hospitals in the organ procurement organization service area. We are working with Southwest Transplant Alliance, the federally designated organ procurement organization for the area. In addition, we entered tissue sourcing arrangements for sports medicine tissue with both Tutogen Medical and CryoLife in late 2006.

We have a long-term product development plan to steadily introduce new products. In 2006, we increased our spending in research and development as compared to 2005. We expect to continue our research and development spending at similar levels in 2007 in an effort to support our product development introduction plan. Our scientists are focusing their studies on delivering optimal regenerative medicine solutions, by achieving higher levels of osteoinductivity and osteoconductivity through allograft, and expanding the availability of tissue implants through the use of the BioCleanse® process technology to utilize animal tissue or xenograft. We continue to develop sophisticated processing technology to accelerate the introduction of new tissue implants and to raise the bar for tissue safety.

Our goals for 2007 are to build on the Company’s competitive strengths as we focus on our future. There are several areas in 2007 on which we will focus in order to meet our goals. The key initiatives are to continue to:

•	add new distributors for both allograft and xenograft implants;

•	increase efforts with our tissue recovery partners to maintain and grow our available tissue supplies;

•	focus on marketing, distribution and regulatory support of our Sterling® line of xenograft implants; and

•	increase our commitment to research and development and focus clinical efforts to support the market acceptance of our assembled tendon and xenograft implants.

Critical Accounting Policies

Although our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, we must often make estimates and judgments that affect reported amounts. These estimates and judgments are based on historical experience and assumptions that we believe to be reasonable under the circumstances. Assumptions and judgments based on historical experience may provide reported results which differ from actual results, however, these assumptions and judgments have not historically varied significantly from actual experience and are therefore not expected to vary significantly in the future.

The accounting policies which we feel are “critical,” or require the most use of estimates and judgment, relate to the following items presented in our financial statements: 1) Tissue Inventory Valuation; 2) Accounts Receivable Allowances; 3) Valuation of Long-Lived Assets and Investments; 4) Revenue Recognition; 5) Fair Value of Stock Options.

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

Valuation of Long-Lived Assets and Investments.    Accounting principles generally accepted in the United States require that long-lived assets on our balance sheet be stated at the lower of cost, net of depreciation and amortization, or fair value. The factors in this valuation which require significant estimates and judgments are: 1) determination of the estimated useful life of each asset, which determines expense per period, number of periods of expense, and the carrying value of each asset at any time; and 2) determination of the fair value of assets, which may result in other than temporary impairment charges when fair value is lower than the carrying value of assets, which we would recognize as a charge to earnings during the period in which we made the determination.

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

Revenue Recognition.    We recognize revenue upon shipping, or receipt by our customers of the processed tissue for implantation, depending on our agreements with our customers or distributors. For consignment inventory, we recognize revenue when the tissue is transferred from our consignment inventory locations to our customers for implantation. We recognize our other revenues when all significant contractual obligations have been satisfied.

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

Fair Value of Stock Options.    Until December 31, 2005 we elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for our employee stock options as allowed pursuant to FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation, (“SFAS 148”). Accordingly, no compensation expense related to the granting of stock options has been recognized for the years ended December 31, 2005, and 2004.

As noted in Note 2 to the consolidated financial statements, “New Accounting Standards”, in December 2004, the FASB issued FASB Statement No. 123(R), Accounting for Stock-Based Compensation, (“SFAS 123(R)”) that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Had compensation cost for our stock option plans been determined on the basis of fair value at the grant date for awards under those plans, consistent with this statement and using our existing valuation method for our employee stock options, the Black-Scholes option pricing model, we estimate that our net loss for the year ended December 31, 2005 would have been increased by 27%, and our net income for the year ended December 31, 2004 would have been reduced by 25%. However, these calculations use option valuation models that use highly subjective assumptions, including expected stock price volatility. Therefore, our results of operations could be materially different if different assumptions are used.

Off Balance-Sheet Arrangements

As of December 31, 2006, there were no off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Regulatory Actions

•	February 2006: Received FDA clearance for additional sizes and marketing claims for Sterling HT/ST Interference Screws

•	March 2006: Obtained approval for 46 allograft product lines in Korea

•	April 2006: Received approvals for Canadian license amendments for Optefil/Opteform and Regenafil/Regenaform bone paste product formulations that allow reconstitution with room temperature fluids.

•

May 2006: Received CE mark for Sterling Product Line: Chips, Cubes, Suture Anchor, HT Interference Screw, ST Interference Screw, Impacted Cortical Wedge, Impacted Cortical Ring, SR, Machined Dowel and HTO Wedge

•	September 2006: Received FDA clearance for BioSet XC allograft bone paste with bovine bone chips

Certifications, Accreditations and Inspections

•	March 2006: State of New York inspection at the RTI Alachua, Florida facility

•	March 2006: U.S. Food and Drug Administration inspection at the RTI Donor Services Northeast Division, Staten Island, New York facility

•	June 2006: Annual ISO 13485 audit at the RTI Alachua, Florida facility

•	July 2006: American Association of Tissue Banks reaccredits RTI Cardiovascular, Birmingham, Alabama facility

•	August 2006: American Association of Tissue Banks reaccredits RTI Alachua, Florida facility

•	August 2006: American Association of Tissue Banks reaccredits RTI Donor Services Northeast Division, Staten Island, New York facility

•	October 2006: State of Florida inspection at the RTI Alachua, Florida facility

•	November 2006: American Association of Tissue Banks audit at the RTI Donor Services Midwest Division, Madison, Wisconsin facility

•	November 2006: U.S. Food and Drug Administration inspection at the RTI Donor Services Marietta, Georgia facility

•	December 2006: U.S. Food and Drug Administration inspection at the RTI Donor Services Menasha, Wisconsin facility

•	December 2006: U.S. Food and Drug Administration inspection at the RTI Donor Services Northeast Division, Staten Island, New York facility

All certifications and accreditations were renewed or continued and no regulatory actions are pending from the state and federal inspections.

In October 2005, RTI initiated a voluntary recall of all allograft processed from tissue supplied by Biomedical Tissue Services (“BTS”). The activities associated with this recall were on-going throughout 2006. The remaining activities relate to litigation arising from the BTS product recall.

Results of Operations

The following table sets forth, in both dollars and as a percentage of revenues, the results of our operations for the years indicated:

	Year Ended December 31,
	2006		2005		2004
	(In thousands)
Statement of Operations Data:
Revenues:
Fees from tissue distribution	$70,158		$72,337		$89,603
Other revenues	3,812		2,862		3,100

Total revenues	73,970	100.0%	75,199	100.0%	92,703	100.0%
Costs of processing and distribution	54,647	73.9	55,457	73.7	55,526	59.9

Gross profit	19,323	26.1	19,742	26.3	37,177	40.1

Expenses:
Marketing, general and administrative	27,252	36.8	23,350	31.1	23,224	25.1
Research and development	5,403	7.3	5,003	6.7	3,838	4.1
Asset impairment and abandonments	4,202	5.7	336	0.4	136	0.1

Total expenses	36,857	49.8	28,689	38.2	27,198	29.3

Operating (loss) income	(17,534)	(23.7)	(8,947)	(11.9)	9,979	10.8

Other (expense) income:
Interest expense	(898)	(1.3)	(862)	(1.2)	(967)	(1.0)
Interest income	934	1.3	361	0.5	96	—

Total other expense—net	36	—	(501)	(0.7)	(871)	(1.0)

(Loss) income before income tax benefit (expense)	(17,498)	(23.7)	(9,448)	(12.6)	9,108	9.8
Income tax benefit (expense)	6,373	8.7	3,897	5.2	(2,953)	(3.2)

Net (loss) income	$(11,125)	(15.0)%	$(5,551)	(7.4)%	$6,155	6.6%

2006 Compared to 2005

Revenues.    Our revenues, which consist primarily of fees from tissue distributions, decreased by $1.2 million, or 1.6%, to $74.0 million for the year ended December 31, 2006 from $75.2 million for the year ended December 31, 2005.

Spinal Constructs—Revenues from spinal allografts remained unchanged at $35.1 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. Cervical units distributed as a percentage of total spinal construct units distributed increased to 78.5% from 73.1% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The average revenue per unit of cervical implants was 40.6% of the average revenue per unit of lumber implants for the year ended December 31, 2006. Unit volumes decreased by 9.7% as a result of lower amounts of donated tissue available for processing into spinal constructs, while average selling prices increased by 10.6% as a result of pricing adjustments included in our amended agreement with Medtronic Sofamor Danek (“MSD”).

Sports Medicine—Revenues from sports medicine allografts increased $4.4 million, or 41.9%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Sports medicine revenues increased primarily as a result of changes during the second half of 2005 in the way in which these products are distributed. Our direct distribution network commenced July 1, 2005 and distributes the product directly to end users as opposed to working through a distributor relationship, which results in higher revenue. Accordingly, the average revenue per unit for sports medicine allografts distributed increased by 22.7%, while unit volume distributions of our sports medicine allografts increased 15.0% for the year ended December 31, 2006 compared to the prior year. Unit volume increased as higher numbers of tendons were distributed including our assembled tendons which were introduced in the fourth quarter of 2006.

Bone Graft Substitutes—Revenues from bone graft substitute allografts decreased $4.5 million, or 25.2%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Bone graft substitute allograft revenues decreased as a result of reduced orders from our largest distributor. Unit volumes of paste implants distributed to MSD decreased 50.8% for the year ended December 31, 2006 compared to the year ended December 31, 2005. In addition, distribution of cancellous tissue decreased 46.2% during 2006.

General Orthopedic—Revenues from general orthopedic allografts decreased $31,000, or 3.1%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Unit volumes of general orthopedic implants increased 28.8% due to higher distribution of conventional tissues with lower average selling prices, however, revenue decreased due to the overall mix of products distributed.

Cardiovascular—Revenues from cardiovascular allografts decreased $2.0 million, or 26.3%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Cardiovascular revenues decreased due to unit distributions being 33.2% lower for the year ended December 31, 2006 compared to the year ended December 31, 2005. The decrease in revenue is directly related to lower recoveries of cardiovascular tissue during 2006. This decrease in unit volume was partially offset by the average revenue per unit of cardiovascular tissue increasing by 10.4% due to change in mix and price increases.

Other revenues—Other revenues increased $1.0 million, or 33.2%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Other revenues consist of tissue recovery fees, biomedical laboratory fees, manufacturing royalties, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees. The increase in other revenues is primarily related to higher volumes of tissue recovered for other tissue processors which increased fees by $922,000 for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Costs of Processing and Distribution.    Costs of processing and distribution decreased $810,000, or 1.5%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. As a percentage of revenues, these costs increased from 73.7% for the year ended December 31, 2005 to 73.9% for the year ended December 31, 2006.

The cost of processing and distribution for the year ended December 31, 2006 included a charge of $2.9 million related to exiting the cardiovascular business primarily representing inventory write-downs. In 2005, the cost of processing and distribution included a $3.5 million charge related to a recall of donor tissue received from Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”).

In addition, the proportion of cervical units produced for the year ended December 31, 2006 increased compared to the year ended December 31, 2005. The per unit cost to produce cervical units is 9.1% greater as a percentage of spinal constructs revenue than that for our spinal lumbar units.

Our costs of processing and distribution continues to be affected by our production plant running lower than normal capacity levels due to lower orders for our implants and the mix of products produced and shipped for the year ended December 31, 2006. As a result, our fixed costs per unit produced were 17.2% higher for the year ended December 31, 2006 compared to the year ended December 31, 2005. Lastly, stock-based compensation expense was $465,000, as the Company implemented SFAS No. 123R, Share-Based Payment (“SFAS 123R”), effective January 1, 2006.

Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses increased by $3.9 million, or 16.7%, to $27.3 million for the year ended December 31, 2006 from $23.4 million for the year ended December 31, 2005. The increase was primarily due to higher expenses related to our direct distribution network of $1.7 million, consisting of increased staffing levels and travel of $790,000, distributor commissions of $290,000, and general marketing of $600,000, and stock-based compensation expense of $2.5 million. These expenses increased as a percentage of revenues from 31.1% for the year ended December 31, 2005 to 36.8% for the year ended December 31, 2006.

Research and Development Expenses.    Research and development expenses increased by $400,000, or 8.0%, to $5.4 million for the year ended December 31, 2006 from $5.0 million for the year ended December 31, 2005. As a percentage of revenues, research and development expenses increased from 6.7% for the year ended December 31, 2005 to 7.3% for the year ended December 31, 2006. The increase was primarily due to severance expense of $310,000 relating to a reorganization of our research group in the fourth quarter of 2006 and stock-based compensation expense of $127,000.

Asset Impairment and Abandonments.    We recognized a loss on asset impairment and abandonments of $4.2 million during the year ended December 31, 2006 as compared to $336,000 for the year ended December 31, 2005. The asset impairment in 2006 resulted from our investment in Organ Recovery Systems, Inc. (“ORS”), being negatively impacted by operational and financing events. Accordingly, we recorded a write-down of $4.1 million dollars in our investment in ORS. We also charged off intangibles of $102,000 for deferred patent costs relating to abandoned research and development projects and abandoned fixed assets.

Other Income and Expense—Net.    Net interest income was $36,000 for the year ended December 31, 2006 compared to net interest expense of $501,000 for the year ended December 31, 2005. Interest income for the year ended December 31, 2006 was $934,000 compared to interest income of $361,000 for the year ended December 31, 2005. The increase in interest income is due to the interest earned on the investment of higher average excess cash balances during 2006.

Income Tax Benefit (Expense).    Income tax benefit for the year ended December 31, 2006 was $6.4 million, compared $3.9 million for the year ended December 31, 2005. Our effective tax rate for the year ended December 31, 2006 was 36.4% compared to 41.2% for the year ended December 31, 2005. Our effective tax rate for the year ended December 31, 2006 as compared to 2005 was negatively impacted by non-deductible stock compensation expense.

2005 Compared to 2004

Revenues.    Our revenues, which consist primarily of fees from tissue distributions, decreased by $17.5 million, or 18.9%, to $75.2 million for the year ended December 31, 2005 from $92.7 million for the year ended December 31, 2004.

Spinal Constructs—Revenues from spinal allografts decreased $13.3 million, or 27.5%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Spinal allograft revenues decreased primarily as a result of our principal distributor, MSD, decreasing its orders for spinal lumbar implants. Lumbar allograft revenues distributed decreased $10.0 million, or 45.1% for the year ended December 31, 2005 compared to the year ended December 31, 2004 due to a shift and refocus of MSD sales strategy for lumbar implants and our inability to meet MSD’s forecasted demand in specific designs. Cervical units distributed as a percentage of total spinal units distributed increased to 73.1% from 60.2% for the year ended December 31, 2005 compared to the year ended December 31, 2004. The average revenue per unit of cervical implants was 40.0% of the average revenue per unit of lumber implants for the year ended December 31, 2005.

Bone Graft Substitutes—Revenues from bone graft substitute allografts decreased $5.5 million, or 23.3%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Bone graft substitute allograft revenues decreased primarily due to reduced orders for our orthopedic allograft paste products. Our exclusive distributor of orthopedic allograft paste was reducing inventories throughout the entire year of our allograft paste products prior to ordering restocking quantities of our reformulated allograft paste products which were introduced in early 2005.

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

General Orthopedic—Revenues from general orthopedic allografts decreased $594,000, or 37.3%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Unit volume distributions of general orthopedic products decreased 58.5% for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Cardiovascular—Revenues from cardiovascular allografts increased $545,000, or 7.7%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increased revenue is due to price increases.

Other revenues—Other revenues decreased $238,000, or 7.7%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Other revenues consists of tissue recovery fees, biomedical laboratory fees, manufacturing royalties, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees. The decrease in other revenues is primarily due to the fact that no grant revenues for year ended December 31, 2005 as compared to $558,000 of grant revenues for the year ended December 31, 2004.

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

Additionally, our costs of processing and distribution were affected by our production plant running lower than normal capacity levels due to lower orders for our implants and the mix of products produced and shipped for the year ended December 31, 2005. As a result, our fixed costs per unit produced were 18.8% higher for the year ended December 31, 2005 compared to the year ended December 31, 2004.

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

Other Income and Expense—Net.    Net interest expense decreased by $370,000, or 42.5%, to $501,000 for the year ended December 31, 2005 from $871,000 for the year ended December 31, 2004. Interest income for the year ended December 31, 2005 was $361,000 compared to interest income of $96,000 for the year ended December 31, 2004. The increase in interest income was due to the interest earned on the investment of proceeds received from our private placement of common stock on August 29, 2005.

Income Tax Benefit (Expense).    Income tax benefit for the year ended December 31, 2005 was $3.9 million, compared to an income tax expense of $3.0 million for the year ended December 31, 2004. Our effective tax rate for the year ended December 31, 2005 was 41.2% compared to 32.4% for the year ended December 31, 2004. Our tax benefit for the year ended December 31, 2005 was positively impacted by tax credits recognized for qualified research and experimentation expenses.

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

Cash Flows.

Our net cash used in operating activities was $6.7 million and $1.7 million for the years ended December 31, 2006 and 2005, respectively, an increase of $5.1 million. During the year ended December 31, 2006, cash was provided by an increase in accounts payable of $679,000 due primarily to increased amounts due for recoveries of donated tissue and an increase in accrued expenses of $104,000. During the year ended December 31, 2006, primary uses of cash were a net loss of $11.1 million inclusive of non-cash adjustments, an increase in accounts receivable of $491,000 due to timing of revenues, an increase in inventories of $2.3 million due to increased unprocessed donor tissue, an increase in prepaid and other current assets of $109,000, and a net increase in other assets of $2.8 million which included a $3.0 million buyout of exclusivity rights. Significant non-cash adjustments to operating activities for the year ended December 31, 2006 included depreciation and amortization expense of $5.2 million, an increase of inventory write-downs of $3.9 million, an increase in deferred income tax benefit of $6.4 million, stock-based compensation of $3.1 million, and an other than temporary asset impairment of $4.1 million.

Our cash used in investing activities was $1.1 million for the year ended December 31, 2006 compared to $5.6 million for the year ended December 31, 2005. Our investing activities in 2006 consisted of purchases of property, plant, and equipment of $1.3 million, offset by proceeds from the sale of equipment in the amount of $200,000 from our cardiovascular processing facility in Birmingham, Alabama. Our investing activities in 2005 consisted of a $1.6 million acquisition of intellectual property rights and purchases of property, plant, and equipment of $4.0 million, primarily related to our cardiovascular processing facility in Birmingham, Alabama. Since we are exiting the cardiovascular business we are attempting to assign our lease and sell leasehold improvements and equipment with a book value of $3.6 million at December 31, 2006.

Our net cash used in financing activities was $2.2 million for the year ended December 31, 2006 compared to net cash provided by financing activities of $21.4 million for the year ended December 31, 2005. Cash used in financing activities for the year ended December 31, 2006 consisted of $2.2 million of payments made on our outstanding term loan and capital lease obligations, offset by proceeds from exercises of stock options of $47,000. Cash provided by financing activities for the year ended December 31, 2005 consisted of net proceeds of $22.4 million from our private placement of common stock, $3.0 million borrowed under the revolving line of credit and $1.3 million of proceeds from exercises of stock options. Cash used in financing activities for the year ended December 31, 2005 consisted of $2.3 million of payments made on our outstanding term loan and capital lease obligations and a $3.0 million payment on the revolving line of credit.

Liquidity.

On August 29, 2005, we completed a private placement of 2,800,000 shares of common stock resulting in net proceeds of $22.4 million. After the completion of the private placement, on August 31, 2005 we repaid the $3.0 million that was outstanding on our $16.0 million revolving line of credit. As of December 31, 2006, we had $15.5 million of cash and cash equivalents and $6.6 million available under our revolving line of credit. We believe that our working capital as of December 31, 2006, together with our borrowing ability under our revolving line of credit, will be adequate to fund our on-going operations.

Our accounts receivable days sales outstanding were 46 as of December 31, 2006 and 44 as of December 31, 2005. The increase was caused by our transition to a direct distribution model. Our inventory days outstanding were 252 as of December 31, 2006, compared to 260 as of December 31, 2005. The reduced inventory days were a result of lower inventories on hand.

Certain Commitments.

On December 15, 2006, the Company and CryoLife, Inc. entered an agreement where we, effective January 1, 2007, exchanged certain rights of our cardiovascular business for certain rights of CryoLife’s orthopedic sports medicine business. Under the agreement we will continue to distribute our existing cardiovascular tissue inventory and CryoLife will continue to distribute its existing orthopedic tissue inventory through June 30, 2008. After that date, CryoLife will become entitled to distribute our remaining cardiovascular tissue inventory and we will become entitled to distribute CryoLife’s remaining orthopedic tissue inventory through December 31, 2008. Under the agreement, from July 1, 2008 through December 31, 2016, CryoLife has agreed not to market or solicit orders for certain human orthopedic tissues for sports injuries and we have agreed not to market or solicit orders for human cardiac and vascular tissues.

On September 12, 2006, we entered into a Fourth Amendment to the First Amended Exclusive Distribution and License Agreement with MSD, providing among other things for us to supply MSD with human allograft tissue and bone paste for spine surgery. Among other things, the amended MSD distribution agreement: 1) modifies the exclusivity provisions of the MSD distribution agreement to permit us to distribute spinal allograft implants in the United States through channels other than MSD, 2) provides that we will set priority on processing the implants ordered by MSD, using our best efforts to meet the needs of MSD and its surgeons, 3) ends the requirement that MSD make minimum purchases of exclusive products, 4) modifies the product and transfer fee schedules between us and MSD, and 5) provides us with certain development and processing rights relating to jointly-owned intellectual property.

We paid MSD a fee of $3.0 million upon execution of the Fourth Amendment to buyout exclusivity provisions under the former distribution agreement. The Fourth Amendment requires us to pay MSD a royalty on any transfer fees from new spinal allograft distributors. In addition to other changes in the fee schedules, the Fourth Amendment provided for MSD to pay us a processing fee surcharge related to allograft processed and shipped during the months of June, 2006 through September, 2006 as follows: June, 2006, $672,000, July, 2006, $500,000, August, 2006, $500,000, and September 2006, $328,000. The new agreement includes increases to transfer fees of approximately 10%. The new fees became effective October 1, 2006.

On February 20, 2004, we entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9.0 million five-year term loan and a five-year $16.0 million revolving line of credit. The $9.0 million term loan calls for monthly principal payments of $125,000. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (9.58% at December 31, 2006). Under the $16.0 million revolving line of credit, we can borrow up to the maximum eligible amount, based on certain outstanding receivables of which $6.6 million is available at December 31, 2006. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at December 31, 2006. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and certain property and equipment.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. The original credit agreement included a requirement to maintain certain financial covenant ratios computed on a four-quarter rolling average, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement. In the second quarter of 2006, the lender replaced all financial covenants with a minimum liquidity requirement of $6.0 million. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash. If the lender had not replaced the financial covenants with the new minimum liquidity requirement, we would have been in violation of the previous financial covenants in the second, third and fourth quarters of 2006. We exceeded the $6.0 million minimum liquidity requirement as of December 31, 2006.

Effective November 1, 2004, we entered into an amended lease agreement for certain equipment. The amended lease revises the terms of the previous lease agreement, including monthly payments, lease term and end of term provisions. The amended lease calls for monthly principal and interest payments of $70,000. The term is for 36 months, beginning November 1, 2004, and contains a bargain purchase option at the end of the lease term. As a result of the lease amendment, we recorded additional capital lease obligations of $1.6 million. We had no new capital lease obligations in 2006.

The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, estimated future expenditures and other purchase obligations as of December 31, 2006.

	Contractual Payments Due by Period
	Total	2007	2008	2009	2010	2011
	(In thousands)
Debt(1)	$4,875	$1,500	$1,500	$1,875	$—	$—
Capital lease obligations(2)	801	775	24	2	—	—
Operating lease payments(3)	1,370	598	412	209	136	15
Estimated future expenditures(4)	200	190	10	—	—	—
Other purchase obligations(5)	371	371	—	—	—	—

Total	$7,617	$3,434	$1,946	$2,086	$136	$15

(1)

These amounts are included on our Consolidated Balance Sheets, excluding interest, which is estimated to be $701 for the next three years based upon an assumed interest rate of 9.58%, representing the effective interest rate as of December 31, 2006.

(2)

The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets. See Note 10 of the Consolidated Financial Statements for additional information about our capital lease obligations.

(3)	Our operating lease obligations are described in Note 15 of the Notes to the Consolidated Financial Statements.
(4)	These amounts consisted of contractual obligations for tissue recovery development grants.
(5)	Our other purchase obligations consisted of our issued and outstanding purchase orders as of December 31, 2006.

As of December 31, 2006, we had federal and state net operating loss carryforwards of $21.8 million and $34.8 million, respectively, and research and experimentation tax credit carryforwards of $2.8 million. We anticipate a portion of these amounts will be utilized to offset our tax liability in 2007, with any remainder used in ensuing years. When these carryforwards are fully utilized, they will increase our cash flows by $10.8 million due to the reduction in taxes payable.

Impact of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and processing tools and supplies. We do not believe that the relatively low rates of inflation experienced in the United States since the time we began operations have had any material effect on our business.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2007. However, we cannot assure that interest rates will not significantly change in 2007. We do not enter into derivatives or other financial instruments for trading or speculative purposes. A 1.0% increase in interest rates would not have a material effect on our results of operations.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data required in this item are set forth at the pages indicated in Item 15(a)(1).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.    CONTROLS AND PROCEDURES.

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section appears on page 39. This section should be read in conjunction with the certifications and the Deloitte & Touche LLP report for a more complete understanding of the topics presented.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Regeneration Technologies, Inc.

Alachua, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Effectiveness of Internal Controls, that Regeneration Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

March 12, 2007

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information set forth under the caption “Directors and Executive Officers” in our definitive proxy statement to be used in connection with our 2007 Annual Meeting of Stockholders is incorporated by reference. Information relating to our Code of Ethics that applies to our senior financial professionals is included on page 2 of this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive Compensation” in our definitive proxy statement to be used in connection with our 2007 Annual Meeting of Stockholders is incorporated by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the caption “Beneficial Ownership of Common Stock by Certain Stockholders and Management” in our definitive proxy statement to be used in connection with our 2007 Annual Meeting of Stockholders is incorporated by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be used in connection with our 2007 Annual Meeting of Stockholders is incorporated by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information set forth under the caption “Audit Matters—Audit Fees” in our definitive proxy statement to be used in connection with our 2007 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements:

See “Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule” on page 46, the Independent Registered Public Accounting Firm’s Report on page 47 and the Consolidated Financial Statements on pages 48 to 71, all of which are incorporated herein by reference.

(2)  Financial Statement Schedule:

The following consolidated financial statement schedule is filed as part of this Report:

Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004.

(3)  Exhibits:

The following exhibits are filed as part of this report or incorporated herein by reference.

2.1	Asset Purchase Agreement by and among University of Alabama Health Services Foundation, P.C., Alabama Tissue Center, Inc. and Regeneration Technologies, Inc., dated April 27, 2000.[1]*

3.1	Certificate of Incorporation of Regeneration Technologies, Inc.[1]

3.2	Bylaws.[1]

3.3	Certificate of Designation of Rights and Preferences of Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock of Regeneration Technologies, Inc.[1]

4.1	Amended and Restated Registration Rights Agreement dated as of October 11, 1999, by and among Regeneration Technologies, Inc., the investors set forth on Exhibit A to the Class C Preferred Stock and Warrant Purchase Agreement dated as of October 11, 1999 and the Stockholders listed on Exhibits A and B thereto.[1]

4.2	Stockholder’s Agreement dated as of October 11, 1999, by and among Regeneration Technologies, Inc., the investors set forth on Exhibit A to the Class C Preferred Stock and Warrant Purchase Agreement dated as of October 11, 1999 and the Stockholders listed on Exhibits A, B and C thereto.[1]

4.3	Specimen Stock Certificate.[1]

4.4	Purchase Agreement, dated November 26, 2002, among the Regeneration Technologies, Inc. and the Investors listed on the signature page thereto.[5]

4.5	Registration Rights Agreement, dated November 26, 2002, among Regeneration Technologies, Inc. and the Investors listed on the signature page thereto.[5]

10.1	Program Transfer Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1]*

10.2	Tissue Recovery Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1]*

10.3	Exclusive Distributorship Agreement between Regeneration Technologies, Inc. and C.R. Bard, Inc., dated June 6, 1998.[1]*

10.4	Exclusive License Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc. and Exactech, Inc., dated April 22, 1997, as amended.[1]*

10.5	Master Lease Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc., and American Equipment Leasing, dated January 23, 1998.[1]

10.6	Purchase Contract between Regeneration Technologies, Inc. and Echelon International Corp., dated January 31, 2000, as amended.[1]

10.7	Lease between Echelon International Corp. and Regeneration Technologies, Inc., dated February 4, 2000.[1]

10.8	Lease between Regeneration Technologies, Inc. and First Street Group L.C., dated June 14, 1999.[1]

10.9	Omnibus Stock Option Plan.[1]

10.10	Year 2000 Compensation Plan.[1]

10.11	Form of Indemnification Agreement between Regeneration Technologies, Inc. and its directors and executive officers.[1]

10.12	Employment Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated November 30, 2001.[2]

10.13	Employment Agreement between Regeneration Technologies, Inc. and Thomas F. Rose, dated May 1, 2002.[7]

10.14	Incentive Stock Option Grant Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated December 3, 2001.[2]

10.15	Separation Agreement and Release between Regeneration Technologies, Inc. and Jamie M. Grooms, dated June 17, 2002.[3]

10.16	$25,000,000 Loan Agreement, dated as of February 20, 2004, by and among Regeneration Technologies, Inc. and certain of its subsidiaries and Merrill Lynch Business Financial Services, Inc. [7]

10.17	Employment Agreement between Regeneration Technologies, Inc. and Roger W. Rose, dated October 21, 2002.[8]

10.18	First Amended Exclusive Distribution and License Agreement, effective as of April 15, 2004, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.[9]*

10.19	Regeneration Technologies, Inc. 2004 Equity Incentive Plan.[9]

10.20	Form of Nonqualified Stock Option Grant Agreement.[10]

10.21	Form of Incentive Stock Option Grant Agreement.[10]

10.22	Second Amendment to the First Amended Exclusive Distribution and License Agreement, effective as of December 15, 2005, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.†[11]

10.23	Third Amendment to the First Amended Exclusive Distribution and License Agreement, effective as of December 15, 2005, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.†[11]

10.24	First Amended Exclusive License and Distribution Agreement, effective as of December 19, 2005, between Regeneration Technologies, Inc. and Exactech, Inc.†[11]

10.25	Fourth Amendment to the First Amended Exclusive Distribution and License Agreement, effective as of September 12, 2006, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.[12]†

10.26	Exchange and Service Agreement, dated December 15, 2006, between Regeneration Technologies, Inc. and CryoLife, Inc.†

21	Subsidiaries of the Registrant.[2]

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas F. Rose, Vice President, Chief Financial Officer and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Regeneration Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

32.2	Certification of Thomas F. Rose, Vice President, Chief Financial Officer and Secretary, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Regeneration Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

[1]	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-35756).
[2]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
[3]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
[4]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
[5]	Incorporated by reference to our Current Report on Form 8-K filed on December 2, 2002.
[6]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
[7]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
[8]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
[9]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
[10]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
[11]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005.
[12]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
*	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.
†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.

I NDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Regeneration Technologies, Inc.

Alachua, Florida

We have audited the accompanying consolidated balance sheets of Regeneration Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Regeneration Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

March 12, 2007

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$15,509	$25,559
Accounts receivable—less allowances of $248 in 2006 and $1,009 in 2005	9,337	9,021
Inventories—net	37,026	38,534
Prepaid and other current assets	941	832
Deferred tax assets—current	10,488	11,349

Total current assets	73,301	85,295
Property, plant and equipment—net	41,047	44,527
Deferred tax assets	4,893	—
Goodwill	2,863	2,863
Other assets—net	7,704	9,577

Total assets	$129,808	$142,262

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,949	$7,123
Accrued expenses	6,293	6,189
Current portion of deferred revenue	—	89
Current portion of long-term obligations	2,275	2,297

Total current liabilities	16,517	15,698
Long-term obligations—less current portion	3,401	5,606
Other long-term liabilities	—	250
Deferred tax liabilities	—	2,357
Deferred revenue	—	538

Total liabilities	19,918	24,449

Commitments and contingencies

Stockholders’ equity:
Common stock, $ .001 par value: 50,000,000 shares authorized; 29,773,515 and 29,688,363 shares issued and outstanding, respectively	30	30
Additional paid-in capital	129,772	126,570
Accumulated deficit	(19,898)	(8,773)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	109,890	117,813

Total liabilities and stockholders’ equity	$129,808	$142,262

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Fees from tissue distribution	$70,158	$72,337	$89,603
Other revenues	3,812	2,862	3,100

Total revenues	73,970	75,199	92,703
Costs of processing and distribution	54,647	55,457	55,526

Gross profit	19,323	19,742	37,177

Expenses:
Marketing, general and administrative	27,252	23,350	23,224
Research and development	5,403	5,003	3,838
Asset impairment and abandonments	4,202	336	136

Total expenses	36,857	28,689	27,198

Operating (loss) income	(17,534)	(8,947)	9,979

Other (expense) income:
Interest expense	(898)	(862)	(967)
Interest income	934	361	96

Total other income (expense)—net	36	(501)	(871)

(Loss) income before income tax benefit (expense)	(17,498)	(9,448)	9,108
Income tax benefit (expense)	6,373	3,897	(2,953)

Net (loss) income	$(11,125)	$(5,551)	$6,155

Net (loss) income per common share—basic	$(0.37)	$(0.20)	$0.23

Net (loss) income per common share—diluted	$(0.37)	$(0.20)	$0.23

Weighted average shares outstanding—basic	29,753,166	27,754,003	26,593,030

Weighted average shares outstanding—diluted	29,753,166	27,754,003	27,063,283

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Total
Balance, January 1, 2004	$26	$102,018	$(9,377)	$(256)	$(14)	$92,397
Exercise of common stock options	1	551	—	—	—	552
Vested deferred compensation	—	(23)	—	220	—	197
Income tax benefit from nonqualified stock option exercises	—	301	—	—	—	301
Net income	—	—	6,155	—	—	6,155

Balance, December 31, 2004	27	102,847	(3,222)	(36)	(14)	99,602
Issuance of common stock	3	23,937	—	—	—	23,940
Stock issuance costs	—	(1,565)	—	—	—	(1,565)
Exercise of common stock options	—	1,296	—	—	—	1,296
Vested deferred compensation	—	—	—	36	—	36
Income tax benefit from nonqualified stock option exercises	—	55	—	—	—	55
Net loss	—	—	(5,551)	—	—	(5,551)

Balance, December 31, 2005	30	126,570	(8,773)	—	(14)	117,813
Exercise of common stock options	—	47	—	—	—	47
Vested deferred compensation	—	3,138	—	—	—	3,138
Income tax benefit from nonqualified stock option exercises	—	17	—	—	—	17
Net loss	—	—	(11,125)	—	—	(11,125)

Balance, December 31, 2006	$30	$129,772	$(19,898)	$—	$(14)	$109,890

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(11,125)	$(5,551)	$6,155
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	5,235	4,591	4,422
Amortization of deferred financing costs	170	173	139
Provision for (reduction of) bad debts	14	26	(405)
Provision for inventory writedowns	3,855	3,673	1,165
Provision for (reduction of) product returns	(40)	—	15
Amortization of deferred revenue	(71)	(438)	(365)
Deferred income tax (benefit) expense	(6,373)	(3,873)	2,940
Deferred stock-based compensation and nonqualified option expense	3,138	36	197
Derivative loss	—	—	61
(Gain) loss on asset sale	33	(142)	136
Write-off of capitalized patent and trademark expenses	69	478	—
Asset impairment	4,100	—	—
Changes in assets and liabilities:
Accounts receivable	(491)	697	(3,212)
Inventories	(2,347)	(1,776)	60
Income taxes receivable	—	—	26
Prepaid and other current assets	(109)	559	(569)
Other assets	(2,778)	(522)	1,180
Accounts payable	679	(1,165)	(11,928)
Accrued expenses	104	1,553	(1,243)
Other non-current liabilities	(250)	—	—
Deferred revenue	(556)	—	(1,643)

Net cash used in operating activities	(6,743)	(1,681)	(2,869)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,328)	(3,999)	(2,821)
Proceeds from sale of property, plant and equipment	200	—	—
Purchase of intellectual property		(1,600)	—
Decrease in restricted deposits	—	—	14,757

Net cash used in investing activities	(1,128)	(5,599)	11,936

Cash flows from financing activities:
Proceeds from stock issuance		23,940	—
Stock issuance costs		(1,565)	—
Proceeds from exercise of stock options	47	1,296	552
Payment made to terminate swap agreement		—	(1,613)
Payments on long-term obligations	(2,226)	(2,316)	(2,653)
Payment on note payable		—	(12,068)
Proceeds from issuance of term loan		—	9,000
Debt issuance costs		—	(852)
Proceeds from revolving line of credit		3,000	—
Payment on revolving line of credit	—	(3,000)	—

Net cash (used in) provided by financing activities	(2,179)	21,355	(7,634)

Net (decrease) increase in cash and cash equivalents	(10,050)	14,075	1,433
Cash and cash equivalents, beginning of year	25,559	11,484	10,051

Cash and cash equivalents, end of year	$15,509	$25,559	$11,484

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

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

Inventories—Implantable donor tissue inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Inventory writedowns are recorded for unprocessed donor tissue based on the estimated amount of inventory that will not pass the quality control process based on historical data, and the amount of inventory that is not readily distributable or unusable. In addition, provisions for inventory writedowns are estimated for tissue in process inventory that is not readily distributable or unusable. Any implantable donor tissue deemed to be obsolete is included in the writedown at the time the determination is made.

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

Debt Issuance Costs—Debt issuance costs include costs incurred to obtain financing. Upon funding of debt offerings, deferred financing costs are capitalized as debt issuance costs and are amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt. At December 31, 2006 and 2005, debt issuance costs were $852 net of accumulated amortization of $483, and of $312, respectively, and are included in other assets—net in the accompanying consolidated balance sheets.

Investment in Organ Recovery System, Inc.—The Company accounts for its investment in preferred shares of stock issued by Organ Recovery Systems, Inc. (“ORS”) under the cost method as the Company does not exert control over ORS. Management monitors the performance of ORS and evaluates the assumptions and methods used to assess the fair value of its investment in ORS at each reporting period. (See Note 9)

Research and Development Costs—Research and development costs, including the cost of research and development conducted for others and the cost of contracted research and development, are expensed as incurred. Research and development costs for the years ended December 31, 2006, 2005 and 2004 were $5,403, $5,003 and $3,838, respectively.

Revenue Recognition—Revenue is recognized upon shipping, or receipt by the Company’s customers of the processed tissue for implantation, depending on the Company’s distribution agreements with the Company’s customers or distributors. Revenue from consignment inventory is recognized when the tissue is transferred from the Company’s consignment inventory locations to the Company’s customers for implantation. Other revenues are recognized when all significant contractual obligations have been satisfied.

The Company permits returns of tissue in accordance with the terms of contractual agreements with customers if the tissue is returned in a timely manner, in unopened packaging and from the normal channels of distribution. Allowances for returns are provided based upon analysis of the Company’s historical patterns of returns matched against the revenues from which they originated.

Deferred revenue consisting of up-front fees received from Medtronic Sofamor Danek (“MSD”) in the period ended December 31, 1998 which was deferred and is being recognized as revenue on a straight-line basis over the 12 year life of the exclusive management services agreement with MSD. This revenue is recorded in other revenues in the consolidated statements of operations. As a result of the amended agreement with MSD, there is no remaining deferred revenue as of December 31, 2006. (See Note 7)

Other Revenues—Other revenues consists of tissue recovery fees, biomedical laboratory fees, manufacturing royalties, shipping fees, distribution of reproductions of our implants to distributors for demonstration purposes, and restocking fees.

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

Stock-Based Compensation Plans—Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which established the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award).

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes expense for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123,”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R.

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

	Year Ended December 31,
	2006	2005	2004
Basic shares	29,753,166	27,754,003	26,593,030
Effect of dilutive securities:
Stock options	—	—	470,253

Diluted shares	29,753,166	27,754,003	27,063,283

Options to purchase 3,367,333 and 3,118,039 shares of common stock at prices ranging from $1.30 to $14.95 per share were outstanding as of December 31, 2006 and 2005, respectively, and were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported. For the year ended December 31, 2004, approximately 1,575,000 of issued stock options were not included in the computation of diluted earnings per share because they were anti-dilutive.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions relating to inventories, receivables, long-lived assets, investment valuations and litigation are made at the end of each financial reporting period by management. Actual results could differ from those estimates.

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

Financial Instruments—The Company previously used derivative financial instruments in the management of its interest rate exposure. The Company records all derivatives on the balance sheet at fair value. Changes in the derivative fair values that were designated as cash flow hedges were deferred and recorded as a component of accumulated other comprehensive income (“OCI”) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value was immediately recognized in earnings as interest expense. The Company does not use derivative financial instruments for trading or speculative purposes. On February 20, 2004, the Company terminated its interest rate swap agreement by paying off the fair value of the swap, or $1,613. The net increase in fair value for the derivative liability of the interest rate swap for the period from December 31, 2003 to the termination date was $61. There are no derivative financial instruments outstanding as of December 31, 2006 and 2005.

New Accounting Standards—In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005 and was adopted by the Company effective January 1, 2006. The Company completed its evaluation of the effect of the adoption of SFAS 154 had on its consolidated results of operations, financial condition and cash flows and determined that the impact was immaterial.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not decided if it will early adopt SFAS 159 or if it will choose to measure any eligible financial assets and liabilities at fair value.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. For interim periods in the year of initial adoption, all disclosures required by FIN 48 will be presented. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. FIN 48 will be adopted by the Company on January 1, 2007. In connection with the Company’s initial evaluation of the effect that FIN 48 will have on the consolidated financial statements, the Company expects to reclassify a valuation allowance recorded in noncurrent deferred tax assets in the amount of $717 to other long-term liabilities in the accompanying consolidated balance sheet. Other than this reclassification, the Company does not anticipate that the initial adoption of FIN 48 will have a material impact on the Company’s financial position, results of operations or its cash flows.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheets and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first year ending after November 15, 2006, and will be adopted by the Company in the first quarter of 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

Reclassifications—Certain amounts in the 2005 and 2004 consolidated financial statements, as previously reported, have been reclassified to conform to the 2006 presentation as is more fully described below.

In Item 1 Business, Company overview, and the segment data included in Note 18 for the years ending December 31, 2006, 2005 and 2004, the Company expanded the classifications of product revenues from tissue distribution to spinal constructs, sports medicine, bone graft substitutes, cardiovascular and general orthopedic revenues. The Company previously classified revenues from tissue distribution as spinal, sports medicine, cardiovascular and general orthopedic revenues. The bone graft substitutes product revenues consists of all moldable and flowable bone pastes, as well as all chips and cubes. These implants were previously classified within spinal implants and general orthopedics.

In the other revenues category for the years ending December 31, 2006, 2005 and 2004, the Company reclassified cardiovascular shipping charges from cardiovascular product revenues as previously reported to other revenues.

In our consolidated statement of cash flows for the year ended December 31, 2004, the Company changed the classification of changes in restricted cash balances to present such changes as an investing activity. The Company previously presented such changes as a financing activity. We reclassified changes in restricted cash balances to be consistent with our 2006 presentation which resulted in a $14,757 increase to investing cash flows for the year ended December 31, 2004, and a corresponding decrease to financing cash flows for the year ended December 31, 2004, from the amounts previously reported.

3.    Stock Based Compensation

The Company has two stock-based compensation plans under which employees, consultants and outside directors receive stock options and other equity-based awards. At December 31, 2006, awards relating to 3,367,333 shares were outstanding, and 1,693,738 shares remained available for the grant of awards under our plans. For the year ended December 31, 2006, employees and outside directors of the Company were granted 420,000 stock options under the plans. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest no later than five years from the date of grant. For the year ended December 31, 2006 the Company also granted 69,000 shares of restricted stock, at no cost to the employees that vest based on completion of a required service period.

2004 Equity Incentive Plan—In 2004, the Company adopted an equity incentive plan (the “2004 Plan”) which provides for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company, and consultants and advisors. The option or grant of restricted stock price per share may not be less than 100% of the fair market value of such shares on the date granted. The 2004 Plan allows for up to 2,000,000 shares of common stock to be issued with respect to awards granted. Awards or shares which are forfeited, surrendered or otherwise terminated are available for further awards; provided, however, that any such shares that are surrendered in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Code Section 422.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”). The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes expense for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123,”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. For the year ended December 31, 2006, the Company recognized compensation of $3,010 for stock options and $128 for restricted stock awards, of which $129 was capitalized as inventory costs.

As a result of adopting SFAS 123R, the Company’s net loss before income taxes and net loss for the year ended December 31, 2006 was $3,009 and $2,311, respectively, greater than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Basic and diluted net loss per share for the year ended December 31, 2006 of $(0.37) was $(0.08) greater than if the Company had not adopted SFAS 123R.

Prior to January 1, 2006, stock-based compensation was accounted for in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, stock-based awards to employees and directors were accounted for using the intrinsic value method as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations (other than minimal amounts for non-qualified options to consultants) because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2005 and 2004 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans:

	Year Ended December 31,
	2005	2004
Net (loss) income:
As reported	$(5,551)	$6,155
Add: stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	—	24
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,473)	(1,574)

Pro forma net (loss) income	$(7,024)	$4,605

Net (loss) income per common share:
Basic, as reported	$(0.20)	$0.23
Basic, pro forma	$(0.25)	$0.17
Diluted, as reported	$(0.20)	$0.23
Diluted, pro forma	$(0.25)	$0.17

The Company uses the Black-Scholes model to value its stock option grants under SFAS 123R and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of stock options is determined on the grant date using assumptions for the expected term, expected volatility, dividend yield, and the risk free interest rate. The term assumption is primarily based on the contractual vesting term of the option and historic data related to exercise and post-vesting cancellation history experienced by the Company. The expected term is determined separately for options issued to the Company’s directors and to employees. The Company’s anticipated volatility level is primarily based on the historic volatility of the Company’s common stock. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The risk free interest rate approximates recent U.S. Treasury note auction results with a similar life to that of the option. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The period expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the recent historical experience of the Company, and is adjusted to reflect actual forfeitures as the options vest.

The following weighted-average assumptions were used to determine the fair value of options under SFAS 123R:

	Year Ended December 31,
	2006	2005	2004
Expected life (years)	5.00	5.00	4.43
Risk free interest rate	4.25%	4.25%	4.25%
Volatility factor	62.78%	60.19%	52.87%
Dividend yield	—	—	—

Stock Options

Stock option activity for both the 2004 and 1998 option plans are summarized as follows for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1,	3,118,039	$7.64	3,095,039	$7.91	3,137,157	$7.75
Granted	420,000	6.97	535,500	6.18	423,000	9.75
Exercised	(16,152)	2.93	(240,176)	5.13	(129,142)	4.10
Canceled	(154,554)	7.67	(272,324)	10.09	(335,976)	10.22

Outstanding at December 31,	3,367,333	$7.58	3,118,039	$7.64	3,095,039	$7.91

Exercisable at December 31,	2,156,139	$7.84	1,602,435	$7.86	1,447,221	$7.58

Available for grant at December 31,	1,693,738		2,029,232		285,060

Outstanding options under both option plans vest over a three to five year period. Options expire ten years from the date of grant. The weighted-average grant-date fair value of options granted for the year ended December 31, 2006 was $5.06. The total intrinsic value of options exercised for the year ended December 31, 2006 was $43. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Cash received from option exercises for the year ended December 31, 2006 was $47.

As of December 31, 2006, there was $4,602 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Stock options outstanding and exercisable at December 31, 2006 for both option plans are summarized as follows:

	Options Outstanding			Options Outstanding and Currently Exercisable
Range of Exercise Prices:	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$1.30 to $3.80	202,815	2.65	$3.03	202,815	$3.03
$4.80 to $5.65	838,600	5.68	4.83	607,600	4.80
$6.18 to $7.97	869,500	8.46	6.74	169,104	6.91
$8.55 to $8.70	104,500	5.79	8.70	84,500	8.69
$9.01 to $9.95	317,401	6.23	9.42	217,803	9.45
$10.00 to $10.81	829,900	5.73	10.10	692,700	10.11
$11.04 to $12.07	42,745	4.21	11.94	42,745	11.94
$12.63 to $12.88	3,900	4.21	12.73	3,900	12.73
$13.15 to $13.99	134,276	4.71	13.40	111,276	13.44
$14.00 to $14.95	23,696	4.21	14.80	23,696	14.80

$1.30 to $14.95	3,367,333	6.21	$7.58	2,156,139	$7.84

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,118,039	$7.64
Granted	420,000	6.97
Exercised	(16,152)	2.93
Canceled	(154,554)	7.67

Outstanding at December 31, 2006	3,367,333	$7.58	6.21	$1,439

Vested or expected to vest at December 31, 2006	3,306,259	$7.59	0.54	$1,433

Exercisable at December 31, 2006	2,156,139	$7.84	5.26	$1,214

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock.

Other information concerning stock options for the years ended December 31 is as follows:

	2006	2005	2004
Weighted average fair value of options granted	$5.06	$4.49	$7.08
Intrinsic value of options exercised	$43	$871	$797

Restricted Stock

For the year ended December 31, 2006, the Company granted 69,000 shares of restricted stock with a weighted-average grant date fair value of $7.28 which vest over a three year period. As of December 31, 2006, there was $342 of total unrecognized compensation cost related to time-based, nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.2 years.

Presented below is a summary of the status and related transactions of restricted stock awards as of December 31, 2006:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	—	$—
Granted	69,000	$7.28
Vested	—	$—
Canceled	(13,000)	$7.28

Unvested at December 31, 2006	56,000	$7.28

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

The carrying value of goodwill, net of accumulated amortization was $2,863 at December 31, 2006 and 2005.

On December 15, 2006 the Company entered into an Exchange and Service Agreement with CryoLife, Inc., whereby on January 1, 2007 the Company exchanged certain rights of its cardiovascular business for certain rights of CryoLife’s orthopedic sports medicine business. No cash was exchanged in the transaction. The transaction will be treated as a non-monetary exchange in the first quarter of 2007 and the fair value of certain assets in the Company’s cardiovascular business, including the Company’s goodwill, will be exchanged for intangibles related to CryoLife’s orthopedic sports medicine business. The Company estimates that it will recognize a pretax gain of approximately $200,000 on the exchange.

5.    Inventories

Inventories by stage of completion are as follows:

	December 31,
	2006	2005
Unprocessed donor tissue	$8,784	$6,274
Tissue in process	19,365	19,654
Implantable donor tissue	7,352	11,192
Supplies	1,525	1,414

	$37,026	$38,534

For the years ended December 31, 2006, 2005 and 2004, the Company had inventory write-downs of $3,855, $3,673 and $1,165, respectively. In 2006 cardiovascular inventories were written-down to net realizable value by $2,873 for anticipated product discounts and increased distributor commissions relating to our plans to dispose of remaining product inventories as a result of the Company exiting the cardiovascular business. The inventory write-downs during 2005 were primarily a result of certain undistributable allograft inventories on hand written down to zero as the result of a product recall announced in October 2005.

6.    Property, Plant and Equipment

Property, plant and equipment are as follows:

	December 31,
	2006	2005
Land	$625	$625
Buildings and improvements	35,972	35,690
Construction in process	210	387
Processing equipment	11,716	10,930
Leasehold improvements	3,785	3,693
Office equipment, furniture and fixtures	1,135	980
Computer hardware and software	3,960	3,767
Equipment under capital leases:
Processing equipment	6,588	6,619
Computer equipment	914	914

	64,905	63,605
Less accumulated depreciation and amortization	(23,858)	(19,078)

	$41,047	$44,527

The Company capitalizes interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets once they are placed in service. Total interest costs, including interest on capital leases, derivative investments and amortization of debt issuance costs for the years ended December 31, 2006, 2005 and 2004 were $898, $862 and $967, and of that $135 was capitalized to construction in process in 2005. No interest was capitalized during 2006 or 2004. Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $4,921, $4,389 and $4,402, respectively.

7.    Other Assets

Other assets are as follows:

	December 31,
	2006	2005
Patents and trademarks	$3,635	$3,295
Acquired exclusivity rights	2,941	498
Deposits	61	198
Investment in Organ Recovery Systems, Inc.	1,150	5,250
Debt issuance costs	852	852
Other	126	52

	8,765	10,145
Less accumulated amortization	(1,061)	(568)

	$7,704	$9,577

During the year ended December 31, 2004, the Company and MSD entered into a new distribution agreement which allows the Company to distribute spinal allografts worldwide, except in the United States, Canada and Puerto Rico. In conjunction with the amended agreement, the Company paid MSD $2,129 for the rights to distribute spinal allografts worldwide. As a result of this payment, $486 which amount relates to the reacquired international spinal distribution rights, has been recorded as an intangible asset and is being amortized over the approximate 10 years remaining term of the amended agreement.

During the year ended December 31, 2005, the Company and MSD entered into an amended distribution agreement which allows the Company to distribute spinal bone paste allografts in the United States, Canada and Puerto Rico. Under the amended agreement the Company will pay MSD up to $500 for such distribution rights. The payment will be made in equal installments. Each installment is contingent upon MSD achieving certain distribution levels. As a result of these anticipated payments, $12 has been recorded as an intangible asset and is being amortized over the approximate 9 years remaining term of the amended agreement. This intangible asset relates to the reacquired domestic spinal bone paste distribution rights.

During the year ended December 31, 2006, the Company and MSD entered into an amended distribution agreement which allows the Company among other things the ability to distribute spinal allografts through other distributors. In conjunction with the amendment, the Company paid MSD $3,000 to buyout exclusivity provisions under the former distribution agreement. Of this payment, $2,444 relates to the acquired exclusivity rights and has been recorded as an intangible asset and the remaining $556 reduced deferred revenue. The acquired exclusivity rights are being amortized over eight years, the remaining term of the amended agreement.

On January 21, 2005 the Company purchased all patents and intellectual property rights from Southeast Tissue Alliance (“SETA”), the Company’s largest tissue recovery agency, for $1,600. As part of the patent assignment agreement, the Company will pay SETA a 1.25% quarterly royalty associated with all product distributions related to the assigned patents, which is included as a component of costs of processing and distribution in the accompanying consolidated statements of operations.

Patents and trademarks are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful life. Patents and trademarks are recorded net of accumulated amortization of $395 and $203 at December 31, 2006 and 2005, respectively. Debt issuance costs are amortized on the straight-line method to interest expense over the term of the associated debt instrument, which is five years. The straight-line method approximates the effective interest method. The Company recognized interest expense associated with the amortization of its debt issuance costs for the years ended December 31, 2006 and 2005 of $170 and $173, respectively.

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $313, $202 and $21, respectively. Management estimates amortization expense of $568 per year for the next five years.

8.    Accrued Expenses

Accrued expenses are as follows:

	December 31,
	2006	2005
Donor recovery fees	$1,483	$1,325
Provision for product recall	—	1,267
Accrued payroll	944	986
Matching 401(k)—employer contribution	762	654
Accrued vacation	586	531
Other	2,518	1,426

	$6,293	$6,189

The Company accrues for the estimated recovery fees due to third party recovery agencies as tissue is received.

As a result of the product recall, for the year ended December 31, 2005, the Company recorded a provision for undistributable allograft inventories that were recalled from distributors.

For the years ended December 31, 2006 and 2005, the Company annually matches employee contributions in the first quarter of the following year.

The total amount of severance expense expected to be incurred in connection with exiting the cardiovascular business is $303. As of December 31, 2006, the Company recorded a liability of $78 all of which was paid in the first quarter of 2007. The $78 severance expense was recorded as marketing, general and administrative expenses. In addition, the Company expects to incur an additional $100 relating to the consolidation of the cardiovascular facilities, however, no obligation related to these expected costs has been incurred as of December 31, 2006.

9.    Investment in Organ Recovery Systems, Inc.

On November 2, 2001 the Company purchased 1,285,347 shares of convertible preferred stock issued by Organ Recovery Systems, Inc. (“ORS”), a privately held company, at a price of $3.89 per share. ORS is organized for the purpose of advancing organ transplantation technology. The Company invested in ORS to continue its commitment to the promotion of effective use and distribution of human tissue. The purchase was paid for in cash and initially recorded at its total cost of $5,250.

Realization of the Company’s investment in ORS is dependent upon ORS’s successful execution of its operational strategies and the continued industry acceptance of its current and future product developments.

Management monitors progress towards these success factors on a continual basis. In 2006, ORS experienced unanticipated delays in launching their technology to market. This resulted in less than anticipated cash flows which negatively impacted ORS’ liquidity. The Company has therefore been attempting to raise additional capital throughout 2006. ORS is in the process of entering a financing arrangement which, if completed, will be significantly dilutive to our ownership position in ORS. Due to these operational and financial events the Company believes that there has been an other than temporary impairment in it’s investment in ORS and accordingly has recorded an other than temporary impairment charge of $4,100 against the investment.

10.    Long-Term Obligations

Long-term obligations, excluding interest on capital lease obligations, are as follows:

	December 31,
	2006	2005
Term loan	$4,875	$6,380
Capital leases	801	1,523

	5,676	7,903
Less current portion	(2,275)	(2,297)

Long-term portion	$3,401	$5,606

On February 20, 2004, the Company entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9,000 five-year term loan and a five-year $16,000 revolving line of credit. The $9,000 term loan calls for monthly principal payments of $125. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (9.58% at December 31, 2006). Under the $16,000 revolving line of credit, the Company can borrow up to the maximum eligible amount, based on certain eligible outstanding receivables of which $6,643 is available at December 31, 2006. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at December 31, 2006. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable and certain property and equipment.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. The original credit agreement included a requirement to maintain certain financial covenant ratios computed on a four-quarter rolling average, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement. In the second quarter of 2006, the lender replaced all financial covenants with a minimum liquidity requirement of $6,000. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash. If the lender had not replaced the financial covenants with the new minimum liquidity requirement, we would have been in violation of the previous financial covenants in the second, third and fourth quarters of 2006. We exceeded the $6,000 minimum liquidity requirement as of December 31, 2006.

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

Contractual maturities of long-term obligations, excluding interest on capital lease obligations, are as follows:

	Term Loan	Capital Leases	Total
2007	$1,500	$775	$2,275
2008	1,500	24	1,524
2009	1,875	2	1,877

	$4,875	$801	$5,676

The capital leases have interest rates ranging from 7.00% to 10.85%, are collateralized by the related equipment, and are due at various dates through 2009.

Below is a schedule of future minimum lease payments on capital lease obligations.

Capital Leases
2007	$800
2008	25
2009	2

827
Less amounts representing interest	(26)

Present value of net minimum lease payments	$801

11.    Income Taxes

Income tax benefit (expense) consisted of the following components:

	Year Ended December 31,
	2006		2005		2004
Current:
Federal	$		$		$(14)
State		—		—	—

Total current		—		—	(14)

Deferred:
Federal		5,738		3,509	(2,647)
State		635		388	(292)

Total deferred		6,373		3,897	(2,939)

Total income tax benefit (expense)		$6,373		$3,897	$(2,953)

The components of the deferred tax assets and liabilities consisted of the following at December 31:

	2006		2005
	Deferred Income Tax		Deferred Income Tax
	Asset	Liability	Asset	Liability
Current:
Allowance for bad debts	$75	$—	$347	$—
Inventory reserves	7,038	—	5,246	—
Net operating losses	2,039	—	5,286	—
Accrued liabilities	1,334	—	425	—
Charitable contributions	—	—	43	—
State taxes	2	—	2	—

Total current	10,488	—	11,349	—

Noncurrent:
Depreciation	—	(4,783)	—	(4,984)
Amortization	—	(1,011)	—	(860)
ORS impairment	1,548	—	—	—
Unearned revenue	—	—	237	—
Intangible assets	203	—	—	—
Net operating losses	6,694	—	1,466	—
Research and development credit	2,791	—	2,424	—
Charitable contributions	156	—	—	—
AMT credit	126	—	126	—
Valuation allowance	(831)	—	(766)	—

Total noncurrent	10,687	(5,794)	3,487	(5,844)

Total	$21,175	$(5,794)	$14,836	$(5,844)

The Company has recorded a valuation allowance to reduce the deferred tax assets reported. Based on the weight of the evidence, management has determined that it is more likely than not that some portion of the deferred tax assets will not be realized based on the nature of the credits claimed for research and experimentation expenditures incurred, as well as, certain state net operating loss carryforwards. During the year ended December 31, 2006, the Company increased its valuation allowance as it has determined that it is more likely than not that an additional $65 of certain deferred tax assets will not be realized, based on the characteristics of the research and experimentation tax credits claimed and the lack of profitability in certain states. As such, valuation allowances of $831 and $766 have been established at December 31, 2006 and 2005, respectively.

The Company recorded a non-cash tax benefit from the exercise of incentive stock options as an addition to its deferred income tax assets in the amount of $17 and $55 for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, the Company has federal net operating loss carryforwards of $21,835 that will expire in the years 2022, 2025 and 2026, as well as state net operating loss carryforwards of $34,798 that will expire in the years 2021, 2022, 2025 and 2026.

As of December 31, 2006, the Company has research and experimentation tax credit carryforwards of $2,791 that will expire in years 2018 through 2026, as well as alternative minimum tax credit carryforwards of $126 that are carried forward indefinitely.

The Company expects the deferred tax assets of approximately $15,381, net of the valuation allowance at December 31, 2006 of $831, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. The Company has considered the impact of recent losses as it relates to the realization of net deferred tax assets. Based on the weight of the evidence, including various strategic initiatives and forecasted taxable income, management has determined that is more likely than not that such net deferred tax assets will be realized.

The effective tax rate differs from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2006	2005	2004
Statutory federal rate	34.00%	34.00%	34.00%
State income taxes—net of federal tax benefit	3.76%	3.76%	3.76%
Research and development credit	2.10%	3.63%	(8.67%)
Exercise of incentive stock options	(2.78%)	0.00%	0.00%
Valuation allowance	(0.37%)	(1.18%)	1.70%
Miscellaneous	(0.28%)	1.04%	1.63%

Effective tax rate	36.43%	41.25%	32.42%

12.    Stockholders’ Equity

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

13.    Retirement Benefits

The Company has a qualified 401(k) plan available to all employees who meet certain eligibility requirements. The 401(k) plan allows each employee to contribute 100% of the employee’s salary up to the annual maximum allowed under the Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee’s earnings. For the years ended December 31, 2006, 2005 and 2004, the Company’s contributions to the plan were $719, $679, and $612, respectively.

14.    Concentrations of Risk

Distribution—The Company’s principal concentration of risk is related to its limited distribution channels. The Company’s revenues are primarily related to the distribution efforts of four independent companies with the majority of its revenues coming from one of the distribution companies, MSD. For years ended December 31, 2006, 2005, and 2004, the amount of revenues deriving from MSD were approximately 54%, 60%, and 65%, respectively.

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

15.    Commitments and Contingencies

Exchange and Service Agreement with CryoLife, Inc.—On December 15, 2006, the Company and CryoLife, Inc. entered an agreement where the Company, effective January 1, 2007, exchanged certain rights to its cardiovascular business for certain rights of CryoLife’s orthopedic sports medicine business. Under the agreement the Company will continue to distribute its existing cardiovascular tissue inventory and CryoLife will continue to distribute its existing orthopedic tissue inventory through June 30, 2008. After that date, CryoLife will become entitled to distribute the Company’s remaining cardiovascular tissue inventory and the Company will become entitled to distribute CryoLife’s remaining orthopedic tissue inventory through December 31, 2008. Under the agreement, from July 1, 2008 through December 31, 2016, CryoLife has agreed not to market or solicit orders for certain human orthopedic tissues for sports injuries and the Company has agreed not to market or solicit orders for human cardiac and vascular tissues.

New Distribution Agreement with MSD—On April 15, 2004, the Company and MSD entered into a new license and distribution agreement which replaced the existing agreement between the two companies. In conjunction with the new agreement the companies agreed to settle all past contractual disputes regarding the performance of both parties under the prior agreements, which included among other things, responsibilities of the parties relative to consignment inventories and uncollected accounts receivable. During 2004, the Company paid MSD $11,000 of management service fee obligations which were previously recognized under the terms of the prior distribution agreement, and transferred $918 of remaining consignment inventories to MSD. The Company wrote-off $2,278 of uncollectible accounts receivable outstanding under the previous agreements which were fully reserved. The Company also paid MSD $2,129 associated with the new agreement which allows the Company to distribute its spinal allograft products outside of North America. (See Note 7)

On December 15, 2005, the Company and MSD entered into an amended license and distribution agreement which now allows the Company to distribute spinal paste allografts in the United States, Canada and Puerto Rico. As a result of the Company’s ability to now distribute spinal paste allografts in the United States, Canada and Puerto Rico, up to $500 will be paid to MSD for such distribution rights. The payment will be made in equal installments over the next eight quarters. Each installment is contingent upon MSD achieving certain distribution levels. (See Note 7)

On September 12, 2006, the Company entered into a Fourth Amendment to the First Amended Exclusive Distribution and License Agreement with MSD, providing among other things for the Company to supply MSD with human allograft tissue and bone paste for spine surgery. Among other things, the amended MSD distribution agreement: 1) modifies the exclusivity provisions of the MSD distribution agreement to permit the Company to distribute spinal allograft implants in the United States through channels other than MSD, 2) provides that the Company will set priority on processing the implants ordered by MSD, using its best efforts to meet the needs of MSD and its surgeons, 3) ends the requirement that MSD make minimum purchases of exclusive products, 4) modifies the product and transfer fee schedules between the Company and MSD, and 5) provides the Company with certain development and processing rights relating to jointly-owned intellectual property.

The Company paid MSD a fee of $3,000 upon execution of the Fourth Amendment to buyout exclusivity provisions under the former distribution agreement. The Fourth Amendment requires the Company to pay MSD a royalty of 5% on any transfer fees from new U.S. spinal allograft distributors. In addition to other changes in the fee schedules, the Fourth Amendment provides for MSD to pay the Company a processing fee surcharge related to allograft processed and shipped during the months of June, 2006 through September, 2006 as follows: June, 2006, $672, July, 2006, $500, August, 2006, $500, and September 2006, $328. The new agreement includes increases to transfer fees of approximately 10%. The new fees became effective October 1, 2006.

Leases—The Company leases various buildings, office equipment and fixtures under non-cancelable operating leases for various periods.

Future minimum lease commitments under non-cancelable operating leases as of December 31, 2006 are as follows:

Operating Leases
2007	$598
2008	412
2009	209
2010	136
2011	15

$1,370

Rent expense for the periods ended December 31, 2006, 2005 and 2004 was $744, $820, and $964, respectively, and is included as a component of marketing, general and administrative expenses.

16.    Related Parties

During the years ended December 31, 2005 and 2004, the Company recognized revenues of $3,949 and $6,791, respectively, on distributions from Stryker Endoscopy, a division of Stryker Corporation (Stryker), representing 5.3% and 7.3%, respectively, of our total revenues. Accounts (payable) receivable from Stryker totaled ($52), ($44) and $573 at December 31, 2006, 2005 and 2004, respectively. A member of our board of directors serves as a non-executive officer of Stryker.

17.    Legal and Regulatory Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2006 will have a material adverse impact on its financial position or results of operations.

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

The Company has been named as a party, along with a number of other defendants, in product liability lawsuits relating to the recall of tissue recovered by BTS. There have been 384 law suits filed related to the recall of which 8 law suits have been dismissed. On October 20, 2006, the Company filed a joint motion to dismiss the claims based on scientific evidence that it is impossible for sterilized tissue to transmit infections to implant recipients. These lawsuits generally allege that the Company was negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and breach of warranty. Where specific damages have been identified, the actions seek compensatory damages in ranges of $15 to $5,000 and punitive damages in ranges of $75 to $10,000. The Company believes that it has meritorious defenses to these possible claims, and will defend them vigorously. In addition, the Company believes its existing insurance should cover all litigation expenses and damage awards, if any. However, the Company’s insurance coverage may not be adequate if the Company is not successful in its defenses.

On September 11, 2006 Osteotech, Inc. filed a lawsuit in the United States District Court for the District of New Jersey claiming infringement of one of their patents by our BioCleanse® process. The suit requests 1) that we be enjoined permanently from infringing the patent, 2) damages, along with treble damages as a result of alleged willful infringement, and 3) reimbursement of costs and expenses and reasonable attorney fees. We believe the suit is without merit and will vigorously defend our position.

18.    Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Year Ended December 31,
	2006	2005	2004
Cash paid for interest	$735	$683	$873
Income taxes payments	—	40	105
Equipment acquired under capital leases	—	—	1,583
Noncash investing activities in accounts receivable	—	200	—
Accrual for purchases of property, plant and equipment	161	553	869

19.    Segment Data

The Company processes human and animal tissue and distributes the tissue through various channels. This one line of business consisting of distribution of tissue implants represents almost 100% of consolidated revenues and is comprised of five primary product lines: spinal constructs, sports medicine, bone graft substitutes, cardiovascular and general orthopedic. The following table presents revenues from tissue distribution and other revenues:

	Year Ended December 31,
	2006	2005	2004
Fees from tissue distribution:
Spinal constructs	$35,085	$35,084	$48,360
Sports medicine	14,959	10,545	9,002
Bone graft substitutes	13,506	18,055	23,539
Cardiovascular	5,639	7,653	7,108
General orthopedic	969	1,000	1,594
Other revenues	3,812	2,862	3,100

Total	$73,970	$75,199	$92,703

The Company distributes its products both within and outside the United States. Foreign distribution, consisting solely of exports, primarily occur in Europe and Korea, accounted for 7.2%, 6.3% and 5.7% of the Company’s revenues during the years ended December 31, 2006, 2005 and 2004, respectively.

20.    Quarterly Results of Operations (Unaudited)

The following table sets forth the results of operations for the periods indicated:

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Quarter Ended:
Revenues	$18,425	$18,343	$18,111	$19,091
Gross profit	5,493	5,993	5,701	2,136
Net loss	(1,296)	(1,613)	(1,527)	(6,689)
Net loss per common share:
Basic	$(0.04)	$(0.05)	$(0.05)	$(0.22)
Diluted	$(0.04)	$(0.05)	$(0.05)	$(0.22)

During 2006 the Company experienced a decrease in revenues in the bone graft substitutes and cardiovascular product lines offset by an increase in the sports medicine product line. Bone graft substitutes were negatively impacted by our largest distributor reducing their orders of our bone paste products. The cardiovascular revenues were impacted by decreased levels of donated tissue available for processing to meet customer demand. The sports medicine product line was positively impacted by the Company’s distribution network delivering additional tendons to meet the demand for knee surgeries. Gross margins decreased as a result of lower revenues, processing inefficiencies due to lower volume levels and high percentage of fixed costs, and a $2,873 write-down of our cardiovascular inventories in the fourth quarter. During the fourth quarter, the Company also recognized a loss on asset abandonments of $102 which consisted of a charge off of deferred patent costs and abandoned fixed assets, and an other than temporary impairment charge of $4,100 on the Company’s investment in ORS. Lastly, operating expenses increased primarily due to our change in distribution model resulting in higher distribution costs, and an increase in stock based compensation of $3,009 arising from our adoption SFAS 123(R). The combination of these factors resulted in operating losses throughout 2006.

The following table sets forth the results of operations for the periods indicated:

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Quarter Ended:
Revenues	$14,970	$17,554	$22,549	$20,126
Gross profit	4,623	4,969	4,594	5,556
Net income	(1,250)	(997)	(1,597)	(1,707)
Net income per common share:
Basic	$(0.05)	$(0.04)	$(0.06)	$(0.06)
Diluted	$(0.05)	$(0.04)	$(0.06)	$(0.06)

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

March 12, 2007	REGENERATION TECHNOLOGIES, INC.

	By:	/s/ BRIAN K. HUTCHISON
Brian K. Hutchison Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN K. HUTCHISON Brian K. Hutchison	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2007

/s/ THOMAS F. ROSE Thomas F. Rose	Vice President, Chief Financial Officer and Secretary	March 12, 2007

/s/ PHILIP R. CHAPMAN Philip R. Chapman	Director	March 12, 2007

/s/ PETER F. GEAREN Peter F. Gearen	Director	March 12, 2007

/s/ MICHAEL J. ODRICH Michael J. Odrich	Director	March 12, 2007

/s/ GREGORY P. RAINEY Gregory P. Rainey	Director	March 12, 2007

/s/ DAVID J. SIMPSON David J. Simpson	Director	March 12, 2007

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2006:
Allowance for doubtful accounts	$919	14	736	$197
Allowance for product returns	90	(40)	—	50
Allowance for obsolescence	9,495	3,855	(1,392)	14,742

For the year ended December 31, 2005:
Allowance for doubtful accounts	947	26	54	919
Allowance for product returns	90	—	—	90
Allowance for obsolescence	6,358	3,673	536	9,495

For the year ended December 31, 2004:
Allowance for doubtful accounts	4,381	(405)	3,029	947
Allowance for product returns	75	15	—	90
Allowance for obsolescence	6,281	1,165	1,088	6,358

Exhibit Number	Description
2.1	Asset Purchase Agreement by and among University of Alabama Health Services Foundation, P.C., Alabama Tissue Center, Inc. and Regeneration Technologies, Inc., dated April 27, 2000.[1]*

3.1	Certificate of Incorporation of Regeneration Technologies, Inc.[1]

3.2	Bylaws.[1]

3.3	Certificate of Designation of Rights and Preferences of Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock of Regeneration Technologies, Inc.[1]

4.1	Amended and Restated Registration Rights Agreement dated as of October 11, 1999, by and among Regeneration Technologies, Inc., the investors set forth on Exhibit A to the Class C Preferred Stock and Warrant Purchase Agreement dated as of October 11, 1999 and the Stockholders listed on Exhibits A and B thereto.[1]

4.2	Stockholder’s Agreement dated as of October 11, 1999, by and among Regeneration Technologies, Inc., the investors set forth on Exhibit A to the Class C Preferred Stock and Warrant Purchase Agreement dated as of October 11, 1999 and the Stockholders listed on Exhibits A, B and C thereto.[1]

4.3	Specimen Stock Certificate.[1]

4.4	Purchase Agreement, dated November 26, 2002, among the Regeneration Technologies, Inc. and the Investors listed on the signature page thereto.[5]

4.5	Registration Rights Agreement, dated November 26, 2002, among Regeneration Technologies, Inc. and the Investors listed on the signature page thereto.[5]

10.1	Program Transfer Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1]*

10.2	Tissue Recovery Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1]*

10.3	Exclusive Distributorship Agreement between Regeneration Technologies, Inc. and C.R. Bard, Inc., dated June 6, 1998.[1]*

10.4	Exclusive License Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc. and Exactech, Inc., dated April 22, 1997, as amended.[1]*

10.5	Master Lease Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc., and American Equipment Leasing, dated January 23, 1998.[1]

10.6	Purchase Contract between Regeneration Technologies, Inc. and Echelon International Corp., dated January 31, 2000, as amended.[1]

10.7	Lease between Echelon International Corp. and Regeneration Technologies, Inc., dated February 4, 2000.[1]

10.8	Lease between Regeneration Technologies, Inc. and First Street Group L.C., dated June 14, 1999.[1]

10.9	Omnibus Stock Option Plan.[1]

10.10	Year 2000 Compensation Plan.[1]

10.11	Form of Indemnification Agreement between Regeneration Technologies, Inc. and its directors and executive officers.[1]

10.12	Employment Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated November 30, 2001.[2]

10.13	Employment Agreement between Regeneration Technologies, Inc. and Thomas F. Rose, dated May 1, 2002.[7]

Exhibit Number	Description
10.14	Incentive Stock Option Grant Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated December 3, 2001.[2]

10.15	Separation Agreement and Release between Regeneration Technologies, Inc. and Jamie M. Grooms, dated June 17, 2002.[3]

10.16	$25,000,000 Loan Agreement, dated as of February 20, 2004, by and among Regeneration Technologies, Inc. and certain of its subsidiaries and Merrill Lynch Business Financial Services, Inc.[7]

10.17	Employment Agreement between Regeneration Technologies, Inc. and Roger W. Rose, dated October 21, 2002.[8]

10.18	First Amended Exclusive Distribution and License Agreement, effective as of April 15, 2004, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.[9]*

10.19	Regeneration Technologies, Inc. 2004 Equity Incentive Plan.[9]

10.20	Form of Nonqualified Stock Option Grant Agreement.[10]

10.21	Form of Incentive Stock Option Grant Agreement.[10]

10.22	Second Amendment to the First Amended Exclusive Distribution and License Agreement, effective as of December 15, 2005, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.†[11]

10.23	Third Amendment to the First Amended Exclusive Distribution and License Agreement, effective as of December 15, 2005, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.†[11]

10.24	Amended Exclusive Distribution and License Agreement, effective as of December 15, 2005, between Regeneration Technologies, Inc. and Exactech, Inc.†[11]

10.25	Fourth Amendment to the First Amended Exclusive Distribution and License Agreement, effective as of September 12, 2006, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.[12]†

10.26	Exchange and Service Agreement, dated December 15, 2006, between Regeneration Technologies, Inc. and CryoLife, Inc.†

21	Subsidiaries of the Registrant.[2]

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas F. Rose, Vice President, Chief Financial Officer and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Regeneration Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

32.2	Certification of Thomas F. Rose, Vice President, Chief Financial Officer and Secretary, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Regeneration Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

[1]	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-35756).
[2]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
[3]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

[4]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
[5]	Incorporated by reference to our Current Report on Form 8-K filed on December 2, 2002.
[6]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
[7]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
[8]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
[9]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
[10]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
[11]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005.
[12]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
*	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.
†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.