Form 10-Q
period 2007-03-31
REGENERATION TECHNOLOGIES INC
filed 2007-05-08
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Shares of common stock, $0.001 par value, outstanding on May 1, 2007: 29,776,315

REGENERATION TECHNOLOGIES, INC.

FORM 10-Q For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$16,567	$15,509
Accounts receivable—less allowances of $270 in 2007 and $248 in 2006	7,279	9,337
Inventories—net	36,922	37,026
Prepaid and other current assets	1,325	941
Deferred tax assets—current	9,912	10,488

Total current assets	72,005	73,301
Property, plant and equipment—net	40,333	41,047
Deferred tax assets	5,933	4,893
Goodwill and other intangible assets	9,021	8,860
Other assets—net	1,662	1,707

Total assets	$128,954	$129,808

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,626	$7,949
Accrued expenses	4,813	6,293
Current portion of long-term obligations	2,004	2,275

Total current liabilities	14,443	16,517
Long-term obligations—less current portion	3,020	3,401
Other long-term liabilities	743	—

Total liabilities	18,206	19,918

Stockholders’ Equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 29,776,315 and 29,773,515 shares issued and outstanding, respectively	30	30
Additional paid-in capital	130,496	129,772
Accumulated deficit	(19,764)	(19,898)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	110,748	109,890

Total liabilities and stockholders’ equity	$128,954	$129,808

See notes to condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2006
Revenues:
Fees from tissue distribution	$20,497	$17,716
Other revenues	1,518	709

Total revenues	22,015	18,425
Costs of processing and distribution	13,913	12,932

Gross profit	8,102	5,493

Expenses:
Marketing, general and administrative	6,633	6,278
Research and development	1,227	1,219
Gain on business exchange	(197)	—
Asset abandonments	4	—

Total expenses	7,667	7,497

Operating income (loss)	435	(2,004)

Other income (expense):
Interest income	179	248
Interest expense	(201)	(231)

Total other (expense) income—net	(22)	17

Income before income tax (expense) benefit	413	(1,987)
Income tax (expense) benefit	(279)	691

Net income (loss)	$134	$(1,296)

Net income (loss) per common share—basic	$0.00	$(0.04)

Net income (loss) per common share—diluted	$0.00	$(0.04)

Weighted average shares outstanding—basic	29,775,382	29,711,763

Weighted average shares outstanding—diluted	30,119,803	29,711,763

See notes to condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$134	$(1,296)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,426	1,251
Amortization of deferred financing costs	43	43
Provision for bad debts	25	—
Provision for inventory writedowns	161	423
Provision for product returns	38	—
Amortization of deferred revenue	—	(35)
Deferred income tax benefit	(464)	(691)
Deferred stock-based compensation and nonqualified option expense	717	744
Gain on business exchange	(197)	—
Loss on asset abandonments	4	—
Changes in assets and liabilities:
Accounts receivable	1,995	2,312
Inventories	(56)	(158)
Prepaid and other current assets	(384)	(794)
Other assets	(198)	33
Accounts payable	(608)	356
Accrued expenses	(1,480)	(2,100)
Other long-term liabilities	743	(63)

Net cash provided by operating activities	1,899	25

Cash flows from investing activities:
Purchases of property, plant and equipment	(204)	(226)
Proceeds from sale of property, plant and equipment	8	200

Net cash used in investing activities	(196)	(26)

Cash flows from financing activities:
Proceeds from exercise of stock options	7	4
Payments on long-term obligations	(652)	(571)

Net cash used in financing activities	(645)	(567)

Net increase (decrease) in cash and cash equivalents	1,058	(568)
Cash and cash equivalents, beginning of period	15,509	25,559

Cash and cash equivalents, end of period	$16,567	$24,991

See notes to condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended March 31, 2007 and 2006

(Unaudited)

(In thousands, except share and per share data)

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005 and was adopted by the Company effective January 1, 2006. The Company completed its evaluation of the effect of the adoption of SFAS 154 had on its consolidated results of operations, financial condition and cash flows and determined that the impact was immaterial.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period and when a significant change occurs in an interim period. All disclosures required for interim periods in the year of initial adoption of FIN 48 will be presented. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as an adjustment to the beginning balance of retained earnings. FIN 48 was adopted by the Company on January 1, 2007. In connection with the Company’s initial evaluation of the effect that FIN 48 has on the consolidated financial statements, the Company reclassified a valuation allowance recorded in noncurrent deferred tax assets in the amount of $743 to other long-term liabilities in the accompanying consolidated balance sheet.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2006, as previously reported, have been reclassified to conform to the 2007 presentation. In our condensed consolidated balance sheets for the quarter ended March 31, 2007, the Company reclassified patents, trademarks, and acquired exclusivity rights to goodwill and other intangible assets. The Company previously presented such assets as a component of other assets.

2. Stock Based Compensation

In 2004 and 1998, the Company adopted equity incentive plans which provide for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company, and consultants and advisors. The 2004 and 1998 Plans allow for 2,000,000 and 4,406,400 shares of common stock, respectively, to be issued with respect to awards granted. At March 31, 2007, awards relating to 3,771,239 shares were outstanding, and 1,287,032 shares remained available for the grant of awards under our plans. For the three months ended March 31, 2007, employees and outside directors of the Company were granted 492,000 stock options under the plans. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest no later than five years from the date of grant.

Stock Options

Presented below is a summary of the status of stock options as of March 31, 2007, and related transactions for the three months then ended:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,367,333	$7.58
Granted	492,000	7.27
Exercised	(2,800)	2.43
Forfeited or expired	(85,294)	8.07

Outstanding at March 31, 2007	3,771,239	$7.53	6.50	$3,374

Vested or expected to vest at March 31, 2007	3,674,610	$7.54	0.75	$3,340

Exercisable at March 31, 2007	2,131,045	$7.82	5.13	$2,424

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 was $5.44 per share. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 totaled $13 and $5, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Cash received from option exercises for the three months ended March 31, 2007 and 2006, was $7 and $4, respectively.

As of March 31, 2007, there was $6,591 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.85 years.

3. Earnings Per Share

A reconciliation of the weighted-average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,
	2007	2006
Basic shares	29,775,382	29,711,763
Effect of dilutive stock options	344,421	—

Diluted shares	30,119,803	29,711,763

For the three months ended March 31, 2007 and 2006, approximately 2,479,000 and 2,183,000, respectively, of issued stock options were not included in the computation of diluted earnings per share (“EPS”) because they were anti-dilutive since their exercise price exceeded their market price. Additionally, for the three months ended March 31, 2007 options to purchase 344,421 shares of common stock were included in the computation of diluted EPS because dilutive shares are factored into the calculation of EPS when income from continuing operations is reported. For the three months ended March 31, 2006, options to purchase 309,660 shares of common stock were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported.

4. Inventories

Inventories by stage of completion are as follows:

	March 31, 2007	December 31, 2006
Unprocessed donor tissue	$9,702	$8,784
Tissue in process	19,207	19,365
Implantable donor tissue	6,628	7,352
Supplies	1,385	1,525

	$36,922	$37,026

5. Other Assets

Other assets are as follows:

	March 31, 2007	December 31, 2006
Investment in Organ Recovery Systems, Inc.	$1,150	$1,150
Debt issuance costs	852	852
Deposits	60	61
Other	125	126

	2,187	2,189
Less accumulated amortization	(525)	(482)

	$1,662	$1,707

Amortization expense related to debt issuance costs for the three months ended March 31, 2007 and 2006 was $43.

6. Accrued Expenses

Accrued expenses are as follows:

	March 31, 2007	December 31, 2006
Donor recovery fees	$1,630	$1,483
Accrued payroll	468	944
Matching 401(k)—employer contribution	—	762
Accrued vacation	592	586
Other	2,123	2,518

	$4,813	$6,293

The Company accrues for the estimated recovery fees due to third party recovery agencies as tissue is received.

For the quarter ended March 31, 2007, the Company funds its matching 401(k) contribution for each pay period. For the year ending December 31, 2006, the Company matched employee contributions annually, in the first quarter of the following year.

7. Goodwill and Other Intangible Assets

The carrying value of goodwill and other intangible assets was $9,021 and $8,860, at March 31, 2007 and December 31, 2006, respectively. The following table reflects the components of goodwill and amortizable intangible assets.

	March 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$151	$—	$2,863	$—
Amortizable intangible assets:
Other intangible assets	2,909	80	—	—
Patents	3,762	417	3,577	370
Trademarks	58	26	58	25
Acquired exclusivity rights	2,941	277	2,941	184

Total	$9,821	$800	$9,439	$579

On December 15, 2006 the Company entered into an Exchange and Service Agreement with CryoLife, Inc., whereby on January 1, 2007 the Company exchanged certain rights of its cardiovascular business for certain rights of CryoLife’s orthopedic sports medicine business. No cash was exchanged in the transaction. The transaction has been treated as a non-monetary exchange and the fair value of certain assets in the Company’s cardiovascular business, including the Company’s goodwill, has been exchanged for intangibles related to CryoLife’s orthopedic sports medicine business which are recorded in other intangible assets. The Company recognized a pretax gain of $197 on the exchange.

Amortization expense related to intangible assets for the three months ended March 31, 2007 and 2006 was $221 and $57, respectively. Management estimates amortization expense of approximately $886 for each of the next five years.

During the year ended December 31, 2006, the Company and Medtronic Sofamor Danek (“MSD”) entered into an amended distribution agreement which allows the Company among other things the ability to distribute spinal allografts through other distributors. In conjunction with the amendment, the Company paid MSD $3,000 to buyout exclusivity provisions under the former distribution agreement. Of this payment, $2,444 relates to the acquired exclusivity rights and has been recorded as an intangible asset and the remaining $556 reduced deferred revenue. The acquired exclusivity rights are being amortized over eight years, the remaining term of the amended agreement.

8. Long-Term Obligations

Long-term obligations, excluding interest on capital lease obligations, are as follows:

	March 31, 2007	December 31, 2006
Term loan	$4,500	$4,875
Capital leases	524	801

	5,024	5,676
Less current portion	(2,004)	(2,275)

Long-term portion	$3,020	$3,401

In 2004, the Company entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9,000 five-year term loan and a five-year $16,000 revolving line of credit. The $9,000 term loan calls for monthly principal payments of $125. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (9.57% at March 31, 2007). Under the $16,000 revolving line of credit, the Company can borrow up to the maximum eligible amount, based on certain outstanding receivables of which $5,329 is available at

March 31, 2007. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at March 31, 2007. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must maintain minimum liquidity of $6,000. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash. The Company exceeded the $6,000 minimum liquidity requirement as of March 31, 2007.

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

Realization of the Company’s investment in ORS is dependent upon ORS’s successful execution of its operational strategies and the continued industry acceptance of its current and future product developments. In the fourth quarter of 2006 the Company wrote down its investment in ORS by $4,100 due to an other than temporary impairment in the asset. In 2006, ORS experienced unanticipated delays in bringing their technology to market. This resulted in less than anticipated cash flows negatively impacting ORS’ liquidity, and ORS has therefore been attempting to raise additional capital throughout 2006. ORS is also in the process of entering a financing arrangement which, if completed, will be significantly dilutive to our ownership position in ORS.

10. Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. A valuation allowance totaling $187 has been recorded against a portion of the deferred tax assets based on the nature of the credits claimed for certain state net operating loss carryforwards.

The Company expects the deferred tax assets of approximately $15,845, net of the valuation allowance at March 31, 2007 of $187, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. The Company has considered the impact of recent losses as it relates to the realization of net deferred tax assets. Based on the weight of the evidence, including various strategic initiatives and forecasted taxable income, management has determined that is more likely than not that such net deferred tax assets will be realized.

At the date of the adoption of FASB Interpretation No. 48, the Company reclassified a valuation allowance recorded in noncurrent deferred tax assets in the amount of $717 to unrecognized tax benefits included in other long-term liabilities in the accompanying consolidated balance sheet. The unrecognized tax benefits increased by $26 during the first quarter of 2007 resulting from our income tax positions. If these tax benefits were recognized by the Company our effective tax rate would be favorably impacted. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in the provision for income taxes. There are no interest and penalties deducted in the current period and no interest and penalties accrued at March 31, 2007 and December 31, 2006, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations for years before 2000. The Company’s U.S. federal filings for the years 2001 and 2002 are under examination and that process is anticipated to be completed before the end of 2007.

11. Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended March 31,
	2007	2006
Income taxes paid during the period	$—	$—
Interest paid during the period	162	189
Accrual for purchases of property, plant and equipment	285	272

12. Segment Data

The Company processes human tissue received from various tissue recovery agencies and distributes the tissue through various channels. This one line of business is comprised of five primary product lines: spinal constructs, bone graft substitutes, sports medicine, cardiovascular and general orthopedic. The following table presents revenues from tissue distribution and other revenues:

	Three Months Ended March 31,
	2007	2006
Fees from tissue distribution:
Spinal constructs	$9,498	$9,180
Sports medicine	5,395	3,188
Bone graft substitutes	4,453	3,782
Cardiovascular	938	1,289
General orthopedic	213	277
Other revenues	1,518	709

Total	$22,015	$18,425

For the three months ended March 31, 2007 and 2006, the Company derived approximately 49.4% and 59.7% respectively, of its total revenues from a single customer, MSD.

For the three months ended March 31, 2007 and 2006, the Company derived approximately 7.2% and 8.0% respectively, of its total revenues from foreign distribution, primarily in Europe and Korea.

13. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2007 will have a material adverse impact on its financial position or results of operations.

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

The Company has been named as a party, along with a number of other defendants, in product liability lawsuits relating to the recall of tissue recovered by BTS. There have been 401 lawsuits filed related to the recall of which 8 lawsuits have been dismissed. On October 20, 2006, the Company filed a joint motion to dismiss the claims based on scientific evidence that it is impossible for sterilized tissue to transmit infections to implant recipients. These lawsuits generally allege that the Company was negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and breach of warranty. Where specific damages have been identified, the actions seek compensatory damages in ranges of $15 to $5,000 and punitive damages in ranges of $75 to $10,000. The Company believes that it has meritorious defenses to these possible claims, and will defend them vigorously. In addition, the Company believes its existing insurance should cover all litigation expenses and damage awards, if any. However, the Company’s insurance coverage may not be adequate if the Company is not successful in its defenses.

On September 11, 2006 Osteotech, Inc. filed a lawsuit in the United States District Court for the District of New Jersey claiming infringement of one of their patents by our BioCleanse® process. The lawsuit requests 1) that we be enjoined permanently from infringing the patent, 2) damages, along with treble damages as a result of alleged willful infringement, and 3) reimbursement of costs and expenses and reasonable attorney fees. We believe the suit is without merit and will vigorously defend our position.

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

Management Overview: Recent Developments

We are a leader in the use of natural tissues and innovative technologies to produce orthopedic, cardiovascular, and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, dermal and cardiovascular tissue in producing our allografts. We also process bovine tissue to produce our new Sterling® xenograft line of products. Surgeons then use our products to repair and promote the healing of a wide variety of bone and other tissue defects, including spinal vertebrae repair, musculoskeletal reconstruction, fracture repair, repairs to the jaw and related tissues, and heart valve disorders, among other conditions. Our products are distributed in all 50 states and in twelve other countries.

Our goals for 2007 are to build on the Company’s competitive strengths as we focus on our future. There are several areas in 2007 on which we will focus in order to meet our goals. The key initiatives are to continue to:

•	add new distributors for both allograft and xenograft implants;

•	increase efforts with our tissue recovery partners to maintain and grow our available tissue supplies;

•	focus on marketing, distribution and regulatory support of our Sterling® line of xenograft implants; and

•	maintain our commitment to research and development and focus clinical efforts to support the market acceptance of our assembled tendon and xenograft implants.

In December, 2006 we announced an Exchange and Service Agreement with CryoLife, Inc. (“CryoLife”) whereby we transferred certain rights to our cardiovascular business to CryoLife in exchange for certain rights related to CryoLife’s orthopedic sports medicine business. As a result, effective January 1, 2007, we no longer procure and process cardiovascular tissue. We will continue to distribute our existing cardiovascular tissue inventory through June 30, 2008. After that date, CryoLife will become entitled to distribute our remaining cardiovascular tissue inventory through December 31, 2008. Under the Exchange and Service Agreement, from July 1, 2008 through December 31, 2016 we have agreed not to market or solicit orders for human cardiac and vascular tissues.

Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006

Revenues. Our revenues increased by $3.6 million, or 19.5%, to $22.0 million for the three months ended March 31, 2007 from $18.4 million for the three months ended March 31, 2006.

Spinal Constructs—Revenues from spinal allografts increased $318,000, or 3.5%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Unit volumes decreased by 9.1% as a result of lower volumes of lumbar grafts ordered by Medtronic Sofamor Danek (“MSD”), while average selling fees increased by 13.8% as a result of pricing adjustments included in our amended agreement with MSD.

Sports Medicine—Revenues from sports medicine allografts increased $2.2 million, or 69.2%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Sports medicine revenues increased as a result of average revenue per unit increasing by 14.0% primarily due to increased fees on tendons and changes in distribution mix. In addition, unit volume increased by 48.5% primarily due to higher numbers of tendons distributed, including our assembled tendons as compared to the three months ended March 31, 2006.

Bone Graft Substitutes—Revenues from bone graft substitute allografts increased $671,000, or 17.7%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Bone graft substitute allograft revenues increased as a result of average revenue per unit increasing by 15.3% due to a change in mix in products distributed. Unit volumes of paste implants distributed to MSD decreased 9.9%, offset by paste implants distributed through other distribution channels for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Cardiovascular—Revenues from cardiovascular products decreased $351,000, or 27.2%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 in connection with entering into an exchange and service agreement with CryoLife effective January 1, 2007 related to its exiting the cardiovascular business effective January 1, 2007. Cardiovascular unit distributions decreased 27.6% as compared to the three months ended March 31, 2006.

General Orthopedic—Revenues from general orthopedic allografts decreased $64,000, or 23.1%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. General orthopedic revenues decreased due to unit volumes decreasing by 22.5% due to lower distribution unit levels of conventional fashioned tissue as we redirected applicable donated tissue to be processed into spinal grafts.

Other Revenues—Revenues from other sources consist of tissue recovery fees, biomedical laboratory fees, manufacturing royalties, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $809,000, or 114.1%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase is primarily related to higher fees relating to tissue recovered for other tissue processors which increased $871,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Costs of Processing and Distribution. Costs of processing and distribution increased by $981,000, or 7.6%, to $13.9 million for the three months ended March 31, 2007 from $12.9 million for the three months ended March 31, 2006. As a percentage of revenues, costs of processing and distribution decreased from 70.2% for the three months ended March 31, 2006 to 63.2% for the three months ended March 31, 2007.

The increase in cost of processing and distribution was primarily due to higher levels of sports medicine tissue processed and distributed during the quarter compared to the prior year. Although, total units distributed were consistent for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, sports medicine products have significantly higher than average cost per unit resulting in higher costs of processing and distribution.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $355,000, or 5.7%, to $6.6 million for the three months ended March 31, 2007 from $6.3 million for the three months ended March 31, 2006. The increase was primarily due to increased expenses related to distributor commissions expense of $439,000 as a result of increased distribution through our direct distribution network. Marketing, general and administrative expenses decreased as a percentage of revenues from 34.1% for the three months ended March 31, 2006 to 30.1% for the three months ended March 31, 2007.

Research and Development Expenses. Research and development expenses remained unchanged at $1.2 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. As a percentage of revenues, research and development expenses decreased from 6.6% for the three months ended March 31, 2006 to 5.6% for the three months ended March 31, 2007 as a result of an increase in revenues without a commensurate increase in research and development expenses.

Gain on Business Exchange. On December 15, 2006 the Company entered into an Exchange and Service Agreement with CryoLife, Inc., whereby on January 1, 2007 the Company exchanged certain rights of its cardiovascular business for certain rights of CryoLife’s orthopedic sports medicine business which result in a gain of $197,000. No cash was exchanged in the transaction. The transaction was treated as a non-monetary exchange in the current quarter and the fair value of certain assets in the Company’s cardiovascular business, including the Company’s goodwill, was exchanged for intangibles related to CryoLife’s orthopedic sports medicine business.

Net Other (Expense) Income. Net interest expense was $22,000 for the three months ended March 31, 2007 compared to net interest income of $17,000 for the three months ended March 31, 2006. Interest expense for the three months ended March 31, 2007 was $201,000 compared to $231,000 for the three months ended March 31, 2006. Interest income for the three months ended March 31, 2007 was $179,000 compared to $248,000 for the three months ended March 31, 2006. The decrease in interest income is primarily due to the interest earned on lower balances of and cash equivalents balance.

Income Tax (Expense) Benefit. Income tax expense for the three months ended March 31, 2007 was $279,000 compared to an income tax benefit of $691,000 for the three months ended March 31, 2006. Our effective tax rate for the three months ended March 31, 2007 and 2006 was 67.6% and 34.8%, respectively. Our effective tax rate for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was negatively impacted primarily by non-deductible stock-based compensation of $275,000.

Liquidity and Capital Resources

Cash Flows—Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006.

Our net cash provided by operating activities was $1.9 million for the three months ended March 31, 2007, compared to $25,000 for the three months ended March 31, 2006. During the three months ended March 31, 2007, cash was provided by net income of $134,000 inclusive of non-cash adjustments and a decrease in accounts receivable of $2.0 million due to improved collection activity during the quarter. During the three months ended March 31, 2007, primary uses of cash included a decrease in accrued expenses of $1.5 million, a decrease in accounts payable of $608,000, an increase in prepaid and other current assets of $384,000, an increase in other assets of $198,000, and a deferred income tax benefit of $464,000. Significant non-cash adjustments to operating activities for the three months ended March 31, 2007 included depreciation and amortization expense of $1.5 million, a provision for inventory write-downs of $161,000, an increase in other long-term liabilities of $743,000, a gain on business exchange of $197,000, and a stock-based compensation of $717,000.

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

Our cash used in investing activities was $196,000 for the three months ended March 31, 2007 compared to $26,000 for the three months ended March 31, 2006. Our investing activities consisted of purchases of property, plant, and equipment of $204,000 primarily related to information technologies equipment. Investing activities for the three months ended March 31, 2006 consisted of a $226,000 purchases of property, plant, and equipment, primarily related to the build out of our cardiovascular processing facility in Birmingham, Alabama, offset by proceeds from the sale of property, plant and equipment of $200,000.

Our net cash used in financing activities was $645,000 for the three months ended March 31, 2007 compared to $567,000 for the three months ended March 31, 2006. Cash used in financing activities for the three months ended March 31, 2007 consisted of payments on long-term obligations of $652,000 partially offset by proceeds from exercises of stock options of $7,000. Cash provided by financing activities for the three months ended March 31, 2006 consisted of $571,000 of payments made on our long-term obligations, partially offset by proceeds from exercises of stock options of $4,000.

Liquidity.

As of March 31, 2007, we had $16.6 million of cash and cash equivalents. We believe that our working capital as of March 31, 2007, together with our borrowing ability under our revolving line of credit, will be adequate to fund our on-going operations.

Our accounts receivable days sales outstanding were 34 and 46 at March 31, 2007 and December 31, 2006, respectively. The decrease was due to increased collection efforts. Our inventory days outstanding were 247 at March 31, 2007 compared to 252 at December 31, 2006. The decrease in inventory days resulted primarily from decreased levels of implantable donor tissue on hand.

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

On February 20, 2004, we entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9.0 million five-year term loan and a five-year $16.0 million revolving line of credit. The $9.0 million term loan calls for monthly principal payments of $125,000. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (9.57% at March 31, 2007). Under the $16.0 million revolving line of credit, we can borrow up to the maximum eligible amount, based on certain outstanding receivables of which $5.3 million is available at March 31, 2007. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at March 31, 2007. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and certain property and equipment.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. The original credit agreement included a requirement to maintain certain financial covenant ratios computed on a four-quarter rolling average, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement. In the second quarter of 2006, the lender replaced all financial covenants with a minimum liquidity requirement of $6.0 million. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash. We exceeded the $6.0 million minimum liquidity requirement as of March 31, 2007.

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

Date: May 8, 2007