Form 10-Q
period 2007-06-30
REGENERATION TECHNOLOGIES INC
filed 2007-08-01
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Shares of common stock, $0.001 par value, outstanding on July 20, 2007: 29,809,675

REGENERATION TECHNOLOGIES, INC.

FORM 10-Q For the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$18,766	$15,509
Accounts receivable—less allowances of $317 in 2007 and $248 in 2006	8,179	9,337
Inventories—net	37,136	37,026
Prepaid and other current assets	5,643	941
Deferred tax assets—current	9,002	10,488

Total current assets	78,726	73,301
Property, plant and equipment—net	39,502	41,047
Deferred tax assets	6,828	4,893
Goodwill and other intangible assets	8,863	8,860
Other assets—net	1,598	1,707

Total assets	$135,517	$129,808

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,771	$7,949
Accrued expenses	5,714	6,293
Current portion of deferred revenue	500	—
Current portion of long-term obligations	1,800	2,275

Total current liabilities	15,785	16,517
Long-term obligations—less current portion	2,639	3,401
Other long-term liabilities	768	—
Deferred revenue	4,417	—

Total liabilities	23,609	19,918

Stockholders’ Equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 29,803,055 in 2007 and 29,773,515 in 2006 shares issued and outstanding	30	30
Additional paid-in capital	131,461	129,772
Accumulated deficit	(19,569)	(19,898)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	111,908	109,890

Total liabilities and stockholders’ equity	$135,517	$129,808

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Fees from tissue distribution	$21,873	$17,712	$42,370	$35,428
Other revenues	1,050	631	2,568	1,340

Total revenues	22,923	18,343	44,938	36,768
Costs of processing and distribution	14,100	12,350	28,013	25,282

Gross profit	8,823	5,993	16,925	11,486

Expenses:
Marketing, general and administrative	7,449	7,047	14,086	13,325
Research and development	1,082	1,312	2,309	2,531
Gain on business exchange	—	—	(197)	—

Total expenses	8,531	8,359	16,198	15,856

Operating income (loss)	292	(2,366)	727	(4,370)

Other income (expense):
Interest income	215	242	394	490
Interest expense	(194)	(246)	(395)	(477)

Total other income (expense)—net	21	(4)	(1)	13

Income before income tax (expense) benefit	313	(2,370)	726	(4,357)
Income tax (expense) benefit	(118)	757	(397)	1,448

Net income (loss)	$195	$(1,613)	$329	$(2,909)

Net income (loss) per common share—basic	$0.01	$(0.05)	$0.01	$(0.10)

Net income (loss) per common share—diluted	$0.01	$(0.05)	$0.01	$(0.10)

Weighted average shares outstanding—basic	29,793,878	29,759,027	29,793,842	29,747,507

Weighted average shares outstanding—diluted	30,340,945	29,759,027	30,208,951	29,747,507

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$195	$(1,613)	$329	$(2,909)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,448	1,295	2,874	2,546
Amortization of deferred financing costs	43	43	85	85
Provision for bad debts	93	15	119	15
Provision for (reduction of) inventory writedowns	449	(145)	610	278
Provision for product returns	8	—	46	—
Amortization of deferred revenue	(83)	(18)	(83)	(53)
Deferred income tax expense (benefit)	13	(759)	(450)	(1,451)
Tax benefit attributable from exercise of stock options	64	2	64	3
Excess tax benefit from exercise of stock options	(64)	(2)	(64)	(3)
Deferred stock-based compensation and nonqualified option expense	789	789	1,506	1,533
Gain on business exchange	—	—	(197)	—
Gain on asset abandonments	(32)	—	(28)	—
Changes in assets and liabilities:
Accounts receivable	(1,002)	(3,052)	993	(739)
Inventories	(664)	(883)	(720)	(1,042)
Prepaid and other current assets	(4,317)	302	(4,701)	(492)
Goodwill and other intangible assets	(48)	(47)	(248)	(143)
Other assets	21	—	23	129
Accounts payable	52	462	(556)	818
Accrued expenses	901	184	(579)	(1,916)
Other long-term liabilities	26	(63)	768	(125)
Deferred revenue	5,000	—	5,000	—

Net cash provided by (used in) operating activities	2,892	(3,490)	4,791	(3,466)

Cash flows from investing activities:
Purchases of property, plant and equipment	(335)	(479)	(539)	(705)
Proceeds from sale of property, plant and equipment	51	—	59	200

Net cash used in investing activities	(284)	(479)	(480)	(505)

Cash flows from financing activities:
Proceeds from exercise of stock options	112	3	119	8
Excess tax benefit from exercise of stock options	64	2	64	3
Payments on long-term obligations	(585)	(572)	(1,237)	(1,144)

Net cash used in financing activities	(409)	(567)	(1,054)	(1,133)

Net increase (decrease) in cash and cash equivalents	2,199	(4,536)	3,257	(5,104)
Cash and cash equivalents, beginning of period	16,567	24,991	15,509	25,559

Cash and cash equivalents, end of period	$18,766	$20,455	$18,766	$20,455

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Six Months ended June 30, 2007 and 2006

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

Certain amounts in the condensed consolidated financial statements for the three months and six months ended June 30, 2006, as previously reported, have been reclassified to conform to the 2007 presentation. In our condensed consolidated balance sheets for the three and six months ended June 30, 2007, the Company reclassified patents, trademarks, and acquired exclusivity rights to goodwill and other intangible assets. The Company previously presented such assets as a component of other assets.

2. Stock-Based Compensation

In 2004 and 1998, the Company adopted equity incentive plans which provide for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company, and consultants and advisors. The 2004 and 1998 Plans allow for 2,000,000 and 4,406,400 shares of common stock, respectively, to be issued with respect to awards granted. At June 30, 2007, awards relating to 3,841,490 shares were outstanding, and 1,190,041 shares remained available for the grant of awards under our plans. For the three months and six months ended June 30, 2007, employees and outside directors of the Company were granted 150,000 and 642,000 stock options, respectively, under the plans. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest no later than five years from the date of grant.

Stock Options

Presented below is a summary of the status of stock options as of June 30, 2007, and related transactions for the six months then ended:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,367,333	$7.58
Granted	642,000	7.65
Exercised	(29,540)	4.05
Forfeited or expired	(138,303)	8.25

Outstanding at June 30, 2007	3,841,490	$7.59	6.37	$14,454

Vested and expected to vest at June 30, 2007	3,750,974	$7.60	0.69	$14,092

Exercisable at June 30, 2007	2,490,297	$7.69	5.10	$9,249

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 was $5.73 per share. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 totaled $178 and $9, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Cash received from option exercises for the six months ended June 30, 2007 and 2006, was $119 and $8, respectively.

As of June 30, 2007, there was $6,832 of total unrecognized stock-based compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.10 years.

For the three months and six months ended June 30, 2007 and 2006, the Company recognized stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock-based compensation:
Costs of processing and distribution	$127	$103	$246	$141
Marketing, general and administrative	603	633	1,164	1,248
Research and development	54	35	88	60

Total	$784	$771	$1,498	$1,449

3. Earnings Per Share

A reconciliation of the weighted-average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic shares	29,793,878	29,759,027	29,793,842	29,747,507
Effect of dilutive stock options	547,067	—	415,109	—

Diluted shares	30,340,945	29,759,027	30,208,951	29,747,507

For the three months ended June 30, 2007 and 2006, approximately 2,079,000, and 2,444,000, respectively, and for the six months ended June 30, 2007 and 2006, approximately 2,462,000 and 2,324,000, respectively, of issued stock options were not included in the computation of diluted earnings per share (“EPS”) because they were anti-dilutive since their exercise price exceeded their market price. In addition, for the three and six months ended June 30, 2006, options to purchase 310,976 and 310,174, respectively, shares of common stock were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported.

4. Inventories

Inventories by stage of completion are as follows:

	June 30, 2007	December 31, 2006
Unprocessed donor tissue	$10,332	$8,784
Tissue in process	20,014	19,365
Implantable donor tissue	5,325	7,352
Supplies	1,465	1,525

	$37,136	$37,026

5. Prepaid and other current assets

Prepaid and other current assets are as follows:

	June 30, 2007	December 31, 2006
Distribution rights receivable	$4,000	$—
Other	1,643	941

	$5,643	$941

On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer, Inc. (“Zimmer”) with an initial term of 10 years. The distribution agreement relates to certain new products currently in production. As part of the agreement, Zimmer agreed to make two payments to the Company totaling $5,000 for the aforementioned exclusive distribution rights, and maintain certain minimum order volumes. The first payment of $1,000 was made at the time of entering the agreement. The second payment of $4,000 is expected to be paid in the second half of 2007. The $5,000 exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a prorata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms after the initial term, as well as buy-out provisions by both parties upon proper notice of cancellation.

Included in prepaid and other current assets is a business interruption insurance receivable of $138 related to flood damage at our cardiovascular processing facility which occurred in late 2006. The associated gain from the business interruption insurance has been recorded in cost of processing and distribution.

6. Goodwill and Other Intangible Assets

The carrying value of goodwill and other intangible assets was $8,863 and $8,860, at June 30, 2007 and December 31, 2006, respectively. The following table reflects the components of goodwill and amortizable intangible assets.

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$151	$—	$2,863	$—
Amortizable intangible assets:
Other intangible assets	2,909	159	—	—
Patents	3,825	465	3,577	370
Trademarks	58	27	58	25
Acquired exclusivity rights	2,941	370	2,941	184

Total	$9,884	$1,021	$9,439	$579

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

Amortization expense related to intangible assets for the three months ended June 30, 2007 and 2006 were $222 and $58, respectively, and for the six months ended June 30, 2007 and 2006 was $442 and $115, respectively. Management estimates amortization expense of approximately $886 for each of the next five years.

During the year ended December 31, 2006, the Company and Medtronic Sofamor Danek (“MSD”) entered into an amended distribution agreement which allows the Company, among other things, the ability to distribute spinal allografts through other distributors. In conjunction with the amendment, the Company paid MSD $3,000 to buyout exclusivity provisions under the former distribution agreement. Of this payment, $2,444 relates to the acquired exclusivity rights and has been recorded as an intangible asset and the remaining $556 reduced deferred revenue. The acquired exclusivity rights are being amortized over eight years, the remaining term of the amended agreement.

7. Other Assets

Other assets are as follows:

	June 30, 2007	December 31, 2006
Investment in Organ Recovery Systems, Inc.	$1,150	$1,150
Debt issuance costs	852	852
Deposits	60	61
Other	104	126

	2,166	2,189
Less accumulated amortization	(568)	(482)

	$1,598	$1,707

Amortization expense related to debt issuance costs for the three months ended June 30, 2006 and 2007 was $43, and for the six months ended June 30, 2007 and 2006 was $85.

On November 2, 2001 the Company purchased 1,285,347 shares of convertible preferred stock issued by Organ Recovery Systems, Inc. (“ORS”), a privately held company, at a price of $3.89 per share. ORS is organized for the purpose of advancing organ transplantation technology. The Company invested in ORS to continue its commitment to the promotion of effective use and distribution of human tissue. The purchase was paid for in cash and recorded at a total cost of $5,250. Realization of the Company’s investment in ORS is dependent upon ORS’s successful execution of its operational strategies and the continued industry acceptance of its current and future product developments. In the fourth quarter of 2006, the Company wrote down its investment in ORS by $4,100 due to an other than temporary impairment in the asset. In 2006, ORS experienced unanticipated delays in bringing their technology to market. This resulted in less than anticipated cash flows negatively impacting ORS’s liquidity, and ORS has therefore been attempting to raise additional capital throughout 2006 and early 2007. ORS is also in the process of entering a financing arrangement which, if completed, will be significantly dilutive to our ownership position in ORS.

8. Accrued Expenses

Accrued expenses are as follows:

	June 30, 2007	December 31, 2006
Donor recovery fees	$1,902	$1,483
Accrued payroll	1,035	944
Matching 401(k)—employer contribution	—	762
Accrued vacation	592	586
Accrued bonus incentive	300	—
Other	1,885	2,518

	$5,714	$6,293

The Company accrues for the estimated recovery fees due to third party recovery agencies as tissue is received.

For the six months ended June 30, 2007, the Company funds its matching 401(k) contribution for each pay period. For the year ending December 31, 2006, the Company matched employee contributions annually, in the first quarter of the following year.

9. Long-Term Obligations

Long-term obligations, excluding interest on capital lease obligations, are as follows:

	June 30, 2007	December 31, 2006
Term loan	$4,125	$4,875
Capital leases	314	801

	4,439	5,676
Less current portion	(1,800)	(2,275)

Long-term portion	$2,639	$3,401

In 2004, the Company entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9,000 five-year term loan and a five-year $16,000 revolving line of credit. The $9,000 term loan calls for monthly principal payments of $125. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (9.57% at June 30, 2007). Under the $16,000 revolving line of credit, the Company can borrow up to the maximum eligible amount, based on certain outstanding receivables of which $6,048 is available at June 30, 2007. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at June 30, 2007. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must maintain minimum liquidity of $6,000. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash. The Company exceeded the $6,000 minimum liquidity requirement as of June 30, 2007.

10. Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. A valuation allowance totaling $253 has been recorded against a portion of the deferred tax assets based on the nature of the credits claimed for certain state net operating loss carryforwards.

As of June 30, 2007, the Company has federal net operating loss carryforwards of $20,944 that will expire in the years 2022, 2025 and 2026, as well as state net operating loss carryforwards of $33,906 that will expire in the years 2021, 2022, 2025 and 2026.

As of June 30, 2007, the Company has research and experimentation tax credit carryforwards of $2,991 that will expire in years 2018 through 2026, as well as alternative minimum tax credit carryforwards of $140 that are carried forward indefinitely.

The Company expects the deferred tax assets of approximately $15,830, net of the valuation allowance at June 30, 2007 of $253, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. The Company has considered the impact of recent losses as it relates to the realization of net deferred tax assets. Based on the weight of the evidence, including various strategic initiatives and forecasted taxable income, management has determined that it is more likely than not that such net deferred tax assets will be realized.

At the date of the adoption of FASB Interpretation No. 48, the Company reclassified a valuation allowance recorded in noncurrent deferred tax assets in the amount of $717 to unrecognized tax benefits included in other long-term liabilities in the accompanying consolidated balance sheet. The unrecognized tax benefits increased by $51 during the first half of 2007 resulting from our income tax positions. If these tax benefits were recognized by the Company our effective tax rate would be favorably impacted. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in the provision for income taxes. There are no interest and penalties deducted in the current period and no interest and penalties accrued at June 30, 2007 and December 31, 2006, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations for years before 2000. The Company’s U.S. federal filings for the years 2001 and 2002 are under examination and that process is anticipated to be completed before the end of 2007.

11. Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest paid during the period	$155	$206	$316	$395
Accrual for purchases of property, plant and equipment	94	258	379	258

12. Segment Data

The Company processes human and animal tissue and distributes the tissue through various channels. This one line of business is comprised primarily of four product lines: spinal constructs, sports medicine, bone graft substitutes, and general orthopedic. The following table presents revenues from tissue distribution, and other revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Fees from tissue distribution:
Spinal constructs	$10,378	$8,631	$19,876	$17,811
Sports medicine	6,432	3,563	11,827	6,751
Bone graft substitutes	4,213	3,680	8,666	7,463
General orthopedic	252	226	464	502
Cardiovascular	598	1,612	1,537	2,901
Other revenues	1,050	631	2,568	1,340

Total	$22,923	$18,343	$44,938	$36,768

Effective January 1, 2007, the Company exited the cardiovascular business which is a single product line in the Company’s one line of business. However, the Company will continue to distribute our existing cardiovascular tissue inventory through June 30, 2008. During the six months ended June 30, 2007, total cardiovascular inventory on hand decreased from $1,601 at December 31, 2006 to $326.

For the three months and six months ended June 30, 2007 and 2006, the Company derived approximately 51.1% and 54.9%, and 50.3% and 57.3% respectively, of its total revenues from a single customer, MSD.

For the three months and six months ended June 30, 2007 and 2006, the Company derived approximately 6.3% and 7.1%, and 6.7% and 7.5%, respectively, of its total revenues from foreign distribution, primarily in Europe and Korea.

13. Legal Actions

On October 14, 2005, the Company issued a voluntary recall of certain allograft implants processed from donated tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). The recall was initiated as a result of questions raised by the processors and the Food and Drug Administration in relation to the accuracy of documentation provided by BTS. The Company has been named as a party, along with a number of other defendants, in product liability lawsuits relating to the recall of tissue recovered by BTS. There have been 457 lawsuits filed related to the recall of which 10 lawsuits have been dismissed. On October 20, 2006, the Company filed a joint motion to dismiss the claims based on scientific evidence that it is impossible for sterilized tissue to transmit infections to implant recipients. These lawsuits generally allege that the Company was negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and breach of warranty. Where specific damages have been identified, the actions seek compensatory damages in ranges of $15 to $5,000 and punitive damages in ranges of $75 to $10,000. The Company believes that it has meritorious defenses to these possible claims, and will defend them vigorously. In addition, the Company believes its existing insurance should cover all litigation expenses and damage awards, if any. However, the Company’s insurance coverage may not be adequate if the Company is not successful in its defenses.

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

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2007 will have a material adverse impact on its financial position or results of operations.

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

Management Overview: Recent Developments

We are a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament and dermal tissue in producing our allografts. We also process bovine tissue to produce our Sterling® xenograft line of products. Surgeons then use our products to repair and promote the healing of a wide variety of bone and other tissue defects, including spinal vertebrae repair, musculoskeletal reconstruction, fracture repair, repairs to the jaw and related tissues, and repair of heart valve disorders, among other conditions. Our products are distributed in all 50 states and in twelve other countries.

Our goals for 2007 are to build on the Company’s competitive strengths as we focus on our future. There are several areas in 2007 on which we will focus in order to meet our goals. The key initiatives are to continue to:

•	add new distributors and develop new allograft and xenograft implants;

•	increase efforts with our tissue recovery partners to maintain and grow our available tissue supplies;

•	focus on marketing, distribution and regulatory support of our Sterling® line of xenograft implants; and

•	maintain our commitment to research and development and focus clinical efforts to support the market acceptance of our assembled tendon and xenograft implants.

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

Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006

Revenues. Our revenues increased $4.6 million, or 25%, to $22.9 million for the three months ended June 30, 2007 compared to $18.3 million for the three months ended June 30, 2006.

Spinal Constructs—Revenues from spinal allografts increased $1.7 million, or 20.2%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Unit volumes were up 27.1% as a result of higher distributions of both lumbar and cervical grafts. Average revenue per unit decreased by 5.4% due to changes in mix of implants distributed.

Sports Medicine—Revenues from sports medicine allografts increased $2.9 million, or 80.5%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Sports medicine revenues increased as a result average revenue per unit increasing by 24.8% primarily due to increased fees on tendons and changes in distribution mix. In addition, unit volume increased by 44.7% primarily due to higher numbers of tendons distributed, including our assembled tendons.

Bone Graft Substitutes—Revenues from bone graft substitute allografts increased $533,000, or 14.5%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Bone graft substitute allograft revenues increased as a result of unit volume increasing by 18.4%. Average revenue per unit decreased by 3.5% due to changes in mix of implants distributed.

Cardiovascular—Revenues from cardiovascular products decreased $1.0 million, or 62.9%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 in connection with entering into an exchange and service agreement with CryoLife effective January 1, 2007 related to our exiting the cardiovascular business effective January 1, 2007. Cardiovascular unit distributions decreased 58.2% as compared to the three months ended June 30, 2006. We continue to distribute remaining tissue inventory on hand as of January 1, 2007.

General Orthopedic—Revenues from general orthopedic allografts increased $26,000, or 11.5%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. General orthopedic revenues for the period increased due to higher distribution unit levels of conventional tissues.

Other Revenues—Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $419,000, or 66.4%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase is primarily related to higher amounts of tissue recovered for other tissue processors.

Costs of Processing and Distribution. Costs of processing and distribution increased by $1.7 million, or 14.2%, to $14.1 million for the three months ended June 30, 2007. As a percentage of revenues, costs of processing and distribution decreased from 67.3% for the three months ended June 30, 2006 to 61.5% for the three months ended June 30, 2007.

The increase in cost of processing and distribution was primarily due to higher levels of sports medicine tissue processed with higher average costs during the quarter compared to the prior year. Total units distributed were 44.7% higher for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The decrease in cost of processing as a percentage of revenues is due primarily to higher margins on sports medicine products, as well as, sports medicine revenues being 28.1% of total revenues as compared to 19.4% in prior year period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $402,000, or 5.7%, to $7.4 million for the three months ended June 30, 2007 from $7.0 million for the three months ended June 30, 2006. The increase was primarily due to increased incentive expense of $300,000, amortization expense of $164,000 and distributor commissions of $390,000, offset by decreased consulting and accounting expense of $200,000, legal expenses of $153,000, and general marketing of $245,000. Marketing, general and administrative expenses decreased as a percentage of revenues from 38.4% for the three months ended June 30, 2006 to 32.5% for the three months ended June 30, 2007.

Research and Development Expenses. Research and development expenses decreased by $230,000, or 17.5%, to $1.1 million for the three months ended June 30, 2007 from $1.3 million for the three months ended June 30, 2006 primarily due to decreased staffing levels of $49,000, research materials of $79,000, consulting and patent prosecution expense of $98,000. As a percentage of revenues, research and development expenses decreased from 7.2% for the three months ended June 30, 2006 to 4.7% for the three months ended June 30, 2007.

Net Other Income (Expense). Net interest income was $21,000 for the three months ended June 30, 2007 compared to net interest expense of $4,000 for the three months ended June 30, 2006. Interest income decreased by $27,000 for the three months ended June 30, 2007 to $215,000 from $242,000 for the three months ended June 30, 2006 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents as a result of lower average excess cash balances. Interest expense decreased by $52,000 for the three months ended June 30, 2007 to $194,000 from $246,000 for the three months ended June 30, 2006 due to the lower interest paid on long-term obligations.

Income Tax Expense (Benefit). Income tax expense for the three months ended June 30, 2007 was $118,000 compared to an income tax benefit of $757,000 for the three months ended June 30, 2006. Our effective tax rate for the three months ended June 30, 2007 and 2006 was 37.7% and 31.9%, respectively. Our effective tax rate for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was negatively impacted primarily as a result of non-deductible stock-based compensation of $295,000.

Six Months Ended June 30, 2007 Compared With Six Months Ended June 30, 2006

Revenues. Our revenues increased $8.2 million, or 22.2%, to $44.9 million for the six months ended June 30, 2007 compared to $36.8 million for the six months ended June 30, 2006.

Spinal Constructs—Revenues from spinal allografts increased $2.1 million, or 11.6%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Unit volumes were up 6.4% as a result of higher distributions of both lumbar and cervical grafts. Average revenue per unit increased by 4.9% due to price increases and changes in product mix.

Sports Medicine—Revenues from sports medicine allografts increased $5.1 million, or 75.2%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Sports medicine revenues increased as a result of average revenue per unit increasing by 14.9% primarily due to increased fees on tendons and changes in distribution mix. In addition, unit volume increased by 52.5% primarily due to higher numbers of tendons distributed, including our assembled tendons.

Bone Graft Substitutes—Revenues from bone graft substitute allografts increased $1.2 million, or 16.1%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Bone graft substitute allograft revenues increased as a result of unit volume increasing by 9.6%. Average revenue per unit increased by 6.0% due to changes in mix of implants distributed.

Cardiovascular—Revenues from cardiovascular products decreased $1.4 million, or 47.0%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 in connection with entering into an exchange and service agreement with CryoLife effective January 1, 2007 related to our exiting the cardiovascular business effective January 1, 2007. Cardiovascular unit distributions decreased 43.4% as compared to the six months ended June 30, 2006. We continue to distribute remaining tissue inventory on hand as of January 1, 2007

General Orthopedic—Revenues from general orthopedic allografts decreased $38,000, or 7.6%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. General orthopedic revenues for the period decreased due to lower distribution unit levels of conventional tissue. Average revenue per unit of general orthopedic implants decreased by 10.4% due to changes in the overall mix of products distributed.

Other Revenues—Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $1.2 million, or 91.6%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase is primarily related to higher amounts of tissue recovered for other tissue processors.

Costs of Processing and Distribution. Costs of processing and distribution increased by $2.7 million, or 10.8%, to $28.0 million for the six months ended June 30, 2007 from $25.3 million for the six months ended June 30, 2006. As a percentage of revenues, costs of processing and distribution decreased from 68.8% for the six months ended June 30, 2006 to 62.3% for the six months ended June 30, 2007.

The increase in cost of processing and distribution was primarily due to higher levels of sports medicine tissue processed with higher average costs during the first half of the year compared to the prior year. Total units distributed were 52.5% higher for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease in cost of processing as a percentage of revenues is due primarily to higher margins on sports medicine products, as well as, sports medicine revenues being 26.3% of total revenues as compared to 18.4% in prior year period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $761,000, or 5.7%, to $14.1 million for the six months ended June 30, 2007 from $13.3 million for the six months ended June 30, 2006. The increase was primarily due to increased distributor commissions of $829,000, offset by decreased consulting expense of $248,000. Marketing, general and administrative expenses decreased as a percentage of revenues from 36.2% for the six months ended June 30, 2006 to 31.3% for the six months ended June 30, 2007.

Research and Development Expenses. Research and development expenses decreased by $222,000 or 8.8%, to $2.3 million for the six months ended June 30, 2007, from $2.5 million for the six months ended June 30, 2006 primarily due to decreased staffing levels of $172,000 and research materials of $68,000. As a percentage of revenues, research and development expenses decreased from 6.9% for the six months ended June 30, 2006 to 5.1% for the six months ended June 30, 2007.

Gain on Business Exchange. On December 15, 2006 the Company entered into an Exchange and Service Agreement with CryoLife, Inc., whereby on January 1, 2007 the Company exchanged certain rights of its cardiovascular business for certain rights of CryoLife’s orthopedic sports medicine business which resulted in a gain of $197,000. No cash was exchanged in the transaction. The transaction was treated as a non-monetary exchange in the current quarter and the fair value of certain assets in the Company’s cardiovascular business, including the Company’s goodwill, was exchanged for intangibles related to CryoLife’s orthopedic sports medicine business.

Net Other Income (Expense). Net interest expense was $1,000 for the six months ended June 30, 2007 compared to net interest income of $13,000 for the six months ended June 30, 2006. Interest income decreased by $96,000 for the six months ended June 30, 2007 to $394,000 from $490,000 for the six months ended June 30, 2006 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents as a result of lower average excess cash balances. Interest expense decreased by $82,000 for the six months ended June 30, 2007 to $395,000 from $477,000 for the six months ended June 30, 2006 due to the lower interest paid on long-term obligations.

Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2007 was $397,000 compared to an income tax benefit of $1.4 million for the six months ended June 30, 2006. Our effective tax rate for the six months ended June 30, 2007 and 2006 was 54.7% and 33.2%, respectively. Our effective tax rate for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was negatively impacted primarily as a result of non-deductible stock-based compensation of $570,000.

Liquidity and Capital Resources

Cash Flows—Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006.

Our net cash provided by operating activities was $2.9 million for the three months ended June 30, 2007, compared to net cash used by operating activities of $3.5 million for the three months ended June 30, 2006. During the three months ended June 30, 2007, cash was provided by net income of $195,000 inclusive of non-cash adjustments, an increase in deferred revenue of $5.0 million, an increase of accrued expenses of $901,000, and an increase in accounts payable of $52,000. The new Zimmer distribution agreement resulted in deferred revenue of $5.0 million, of which $4.0 million is receivable at June 30, 2007, and is included in other current assets. During the three months ended June 30, 2007, primary uses of cash included an increase in accounts receivable of $1.0 million, due to timing of distributions during the quarter, an increase in inventories of $664,000, an increase in prepaid and other current assets of $4.3 million, and an increase in goodwill and other intangible assets of $48,000. Significant non-cash adjustments to operating activities for the three months ended June 30, 2007 included depreciation and amortization expense of $1.4 million, stock-based compensation of $789,000, and a provision for inventory write-downs of $449,000.

Our net cash used in operating activities was $3.5 million for the three months ended June 30, 2006. During the three months ended June 30, 2006, primary uses of cash included a net loss of $1.6 million inclusive of non-cash adjustments, an increase in accounts receivable of $3.1 million, and an increase in inventories of $883,000. During the three months ended June 30, 2006, cash was provided by an decrease in prepaid and other current assets of $302,000, an increase in accounts payable of $462,000, and an increase in accrued expenses $184,000, all due to timing of cash receipts and cash disbursements. Significant non-cash adjustments to operating activities for the three months ended June 30, 2006 included depreciation and amortization expense of $1.3 million, deferred income tax benefit of $759,000, stock-based compensation of $789,000, and a reduction of inventory write-downs of $145,000.

Our cash used in investing activities was $284,000 for the three months ended June 30, 2007 compared to $479,000 for the three months ended June 30, 2006. Our investing activities consisted of purchases of property, plant and equipment of $335,000 primarily related to processing and information technologies equipment, offset by proceeds from sale of processing equipment of $51,000. Investing activities for the three months ended June 30, 2006 consisted of $479,000 purchases of fixed assets, primarily related to the build-out of our cardiovascular processing facility in Birmingham, Alabama.

Our net cash used in financing activities was $409,000 for the three months ended June 30, 2007 compared to $567,000 for the three months ended June 30, 2006. Cash used in financing activities for the three months ended June 30, 2007 consisted of payments on long-term obligations of $585,000 offset by proceeds from exercises of stock options of $112,000 and tax benefit from exercises of stock options of $64,000. Cash used in financing activities for the three months ended June 30, 2006 consisted primarily of $572,000 of payments made on our long-term obligations.

Cash Flows—Six Months Ended June 30, 2007 Compared With Six Months Ended June 30, 2006.

Our net cash provided by operating activities was $4.8 million for the six months ended June 30, 2007, compared to cash used by operating activities of $3.5 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, cash was provided by net income of $329,000 inclusive of non-cash adjustments, an increase in deferred revenue of $5.0 million, an increase in other noncurrent liabilities of $768,000, and a decrease in accounts receivable of $1.0 million due to improved collection activity during the period. During the six months ended June 30, 2007, primary uses of cash included an increase in inventories of $720,000, a decrease in accrued expenses of $579,000, a decrease in accounts payable of $556,000, an increase in goodwill and other intangible assets of $248,000, an increase in prepaid and other current assets of $4.7 million, and a deferred income tax benefit of $450,000. The new Zimmer distribution agreement resulted in deferred revenue of $5.0 million, of which $4.0 million is receivable at June 30, 2007, and is included in other current assets. Significant non-cash adjustments to operating activities for the six months ended June 30, 2007 included depreciation and amortization expense of $2.9 million, a provision for inventory write-downs of $610,000, a provision for bad debts of $119,000, a gain on business exchange of $197,000, and stock-based compensation of $1.5 million.

Our net cash used in operating activities was $3.5 million for the six months ended June 30, 2006. During the six months ended June 30, 2006, primary uses of cash included a net loss of $2.9 million inclusive of non-cash adjustments, an increase in accounts receivable of $739,000, and an increase in inventories of $1.0 million, an increase in prepaid and other current assets of $492,000, and a decrease in accrued expenses of $1.9 million including a $1.2 million reduction in the provision for the inventory recall and a reduction of payroll and benefit accruals of $945,000 During the six months ended June 30, 2006, cash was provided by an increase in accounts payable of $818,000, due primarily to timing of cash disbursements. Significant non-cash adjustments to operating activities for the six months ended June 30, 2006 included depreciation and amortization expense of $2.5 million, deferred income tax benefit of $1.5 million, and stock-based compensation of $1.5 million and a provision for inventory write-downs of $278,000.

Our cash used in investing activities was $480,000 for the six months ended June 30, 2007 compared to $505,000 for the six months ended June 30, 2006. Our investing activities consisted of purchases of property, plant and equipment of $539,000 primarily related to processing and information technologies equipment, offset by proceeds from the sale of plant equipment of $59,000. Investing activities for the six months ended June 30, 2006 consisted of a $705,000 purchase of fixed assets, primarily related to the build-out of our cardiovascular processing facility in Birmingham, Alabama, offset by proceeds from the sale of property, plant and equipment of $200,000.

Our net cash used in financing activities was $1.1 million for the six months ended June 30, 2007 compared to $1.1 million for the six months ended June 30, 2006. Cash used in financing activities for the six months ended June 30, 2007 consisted of payments on long-term obligations of $1.2 million partially offset by proceeds from exercises of stock options of $119,000 and tax benefit from exercises of stock options of $64,000. Cash used in financing activities for the six months ended June 30, 2006 consisted primarily of $1.1 million of payments made on our long-term obligations.

Liquidity.

As of June 30, 2007, we had $18.8 million of cash and cash equivalents. We believe that our working capital as of June 30, 2007, together with our borrowing ability under our revolving line of credit, will be adequate to fund our on-going operations.

Our accounts receivable days sales outstanding were 36 and 46 at June 30, 2007 and December 31, 2006, respectively. The decrease was due to increased collection efforts. Our inventory days outstanding were 243 at June 30, 2007 compared to 252 at December 31, 2006. The decrease in inventory days resulted primarily from higher levels of distributions.

Certain Commitments.

On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer, Inc. (“Zimmer”) with an initial term of 10 years. The distribution agreement relates to certain new products currently in production. As part of the agreement, Zimmer agreed to make two payments to the Company totaling $5,000 for the aforementioned exclusive distribution rights, and maintain certain minimum order volumes. The first payment of $1,000 was made at the time of entering the agreement. The second payment of $4,000 is expected to be paid in the second half of 2007. The $5,000 exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a prorata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms after the initial term, as well as buy-out provisions by both parties upon proper notice of cancellation.

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

On February 20, 2004, we entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9.0 million five-year term loan and a five-year $16.0 million revolving line of credit. The $9.0 million term loan calls for monthly principal payments of $125,000. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (9.57% at June 30, 2007). Under the $16.0 million revolving line of credit, we can borrow up to the maximum eligible amount, based on certain outstanding receivables of which $6.0 million is available at June 30, 2007. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at June 30, 2007. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and certain property and equipment.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. The original credit agreement included a requirement to maintain certain financial covenant ratios computed on a four-quarter rolling average, including operating cash flows to fixed charges, senior debt to EBITDA, and total debt to EBITDA, as defined in the agreement. In the second quarter of 2006, the lender replaced all financial covenants with a minimum liquidity requirement of $6.0 million. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash. We exceeded the $6.0 million minimum liquidity requirement as of June 30, 2007.

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

We refer you to Part I, Item 1, note 13 entitled “Legal Actions.” In addition, on June 21, 2006, the Company’s petition for Multi District litigation consolidation was granted, consolidating federal Biomedical Tissue Service cases in the U.S. District Court in Newark, New Jersey.

Item 1A.	Risk Factors

There have been no material changes in our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 24, 2007, we held our Annual Meeting of Stockholders. The matter was voted on at the meeting and the results of the vote are as follows:

Election of two directors for a three year term expiring 2010:

Name	Term	For	Withhold Authority
Brian K. Hutchison	3 years expiring 2010	26,874,264	128,487
David J. Simpson	3 years expiring 2010	25,100,086	1,902,665

The term of office of the Company’s other directors continued following the Annual Meeting of Stockholders. These continuing directors are as follows:

Name	Term
Peter F. Gearen	3 years expiring 2008
Michael J. Odrich	3 years expiring 2008
Philip R. Chapman	3 years expiring 2009
Gregory P. Rainey	3 years expiring 2009

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 1, 2007