Form 10-Q
period 2007-09-30
REGENERATION TECHNOLOGIES INC
filed 2007-10-26
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Shares of common stock, $0.001 par value, outstanding on October 19, 2007: 29,878,864

REGENERATION TECHNOLOGIES, INC.

FORM 10-Q For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$18,795	$15,509
Accounts receivable—less allowances of $418 in 2007 and $248 in 2006	8,806	9,337
Inventories—net	38,707	37,026
Prepaid and other current assets	5,275	941
Deferred tax assets—current	8,701	10,488
Assets held for sale	3,233	—

Total current assets	83,517	73,301
Property, plant and equipment—net	36,006	41,047
Deferred tax assets	7,079	4,893
Goodwill and other intangible assets	8,730	8,860
Other assets—net	1,562	1,707

Total assets	$136,894	$129,808

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,671	$7,949
Accrued expenses	5,343	6,293
Current portion of deferred revenue	500	—
Current portion of long-term obligations	1,593	2,275

Total current liabilities	16,107	16,517
Long-term obligations—less current portion	2,258	3,401
Other long-term liabilities	795	—
Deferred revenue	4,292	—

Total liabilities	23,452	19,918

Stockholders’ Equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 29,870,443 in 2007 and 29,773,515 in 2006 shares issued and outstanding	30	30
Additional paid-in capital	132,817	129,772
Accumulated deficit	(19,391)	(19,898)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	113,442	109,890

Total liabilities and stockholders’ equity	$136,894	$129,808

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Fees from tissue distribution	$22,599	$17,010	$64,969	$52,438
Other revenues	1,169	1,101	3,737	2,441

Total revenues	23,768	18,111	68,706	54,879
Costs of processing and distribution	14,222	12,410	42,235	37,692

Gross profit	9,546	5,701	26,471	17,187

Expenses:
Marketing, general and administrative	7,657	6,611	21,743	19,936
Research and development	1,508	1,240	3,817	3,771
Gain on business exchange	—	—	(197)	—

Total expenses	9,165	7,851	25,363	23,707

Operating income (loss)	381	(2,150)	1,108	(6,520)

Other income (expense):
Interest income	225	236	619	726
Interest expense	(181)	(219)	(576)	(696)

Total other income—net	44	17	43	30

Income before income tax (expense) benefit	425	(2,133)	1,151	(6,490)
Income tax (expense) benefit	(247)	606	(644)	2,054

Net income (loss)	$178	$(1,527)	$507	$(4,436)

Net income (loss) per common share—basic	$0.01	$(0.05)	$0.02	$(0.15)

Net income (loss) per common share—diluted	$0.01	$(0.05)	$0.02	$(0.15)

Weighted average shares outstanding—basic	29,850,187	29,768,916	29,822,472	29,753,084

Weighted average shares outstanding—diluted	30,694,660	29,768,916	30,296,635	29,753,084

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$178	$(1,527)	$507	$(4,436)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,379	1,302	4,252	3,848
Amortization of deferred financing costs	43	43	127	127
Provision for (reduction of) bad debts	32	(24)	151	(9)
Provision for inventory writedowns	429	217	1,039	495
Provision for product returns	—	—	46	—
Amortization of deferred revenue	(125)	(18)	(208)	(71)
Deferred income tax expense (benefit)	50	(616)	(399)	(2,068)
Tax benefit attributable from exercise of stock options	81	11	145	14
Excess tax benefit from exercise of stock options	(81)	(11)	(145)	(14)
Deferred stock-based compensation and nonqualified option expense	742	843	2,249	2,376
Gain on business exchange	—	—	(197)	—
Loss on asset abandonments	39	—	11	—
Changes in assets and liabilities:
Accounts receivable	(659)	1,526	334	786
Inventories	(2,000)	(1,457)	(2,720)	(2,498)
Prepaid and other current assets	367	131	(4,334)	(361)
Goodwill and other intangible assets	(287)	2,555	(535)	2,584
Other assets	191	(5,239)	214	(5,282)
Accounts payable	727	(1,068)	171	(250)
Accrued expenses	(370)	926	(949)	(988)
Other long-term liabilities	27	(125)	795	(250)
Deferred revenue	—	(556)	5,000	(556)

Net cash provided by (used in) operating activities	763	(3,087)	5,554	(6,553)

Cash flows from investing activities:
Purchases of property, plant and equipment	(781)	(370)	(1,319)	(1,075)
Proceeds from sale of property, plant and equipment	21	—	80	200

Net cash used in investing activities	(760)	(370)	(1,239)	(875)

Cash flows from financing activities:
Proceeds from exercise of stock options	532	38	651	46
Excess tax benefit from exercise of stock options	81	11	145	14
Payments on long-term obligations	(587)	(575)	(1,825)	(1,719)

Net cash provided by (used in) financing activities	26	(526)	(1,029)	(1,659)

Net increase (decrease) in cash and cash equivalents	29	(3,983)	3,286	(9,087)
Cash and cash equivalents, beginning of period	18,766	20,455	15,509	25,559

Cash and cash equivalents, end of period	$18,795	$16,472	$18,795	$16,472

See notes to unaudited condensed consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Nine Months ended September 30, 2007 and 2006

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

The condensed consolidated financial statements include the accounts of Regeneration Technologies, Inc. (“RTI”), and its wholly owned subsidiaries (the “Company”), Regeneration Technologies, Inc. – Cardiovascular (formerly Alabama Tissue Center, Inc.), Biological Recovery Group (inactive), and RTI Services, Inc. The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. RTIDS is a taxable not-for-profit entity organized and controlled by the Company. RTIDS is the corporate entity that is responsible for procuring tissue for the Company. All expenses incurred by RTIDS are passed through to the Company. RTIDS has no significant assets or liabilities except for its intercompany account and accounts payable to tissue recovery agencies.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined if it will choose to measure any eligible financial assets and liabilities at fair value.

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

Certain amounts in the condensed consolidated financial statements for the three months and nine months ended September 30, 2006, as previously reported, have been reclassified to conform to the 2007 presentation. In our condensed consolidated balance sheets for the three and nine months ended September 30, 2007, the Company reclassified patents, trademarks, and acquired exclusivity rights to goodwill and other intangible assets from other assets. The Company previously presented such assets as a component of other assets.

2. Stock-Based Compensation

In 2004 and 1998, the Company adopted equity incentive plans which provide for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company, and consultants and advisors. The 2004 and 1998 Plans allow for 2,000,000 and 4,406,400 shares of common stock, respectively, to be issued with respect to awards granted. At September 30, 2007, awards relating to 3,745,492 shares were outstanding, and 1,218,651 shares remained available for the grant of awards under our plans. For the nine months ended September 30, 2007, employees and outside directors of the Company were granted 642,000 stock options under the plans. No stock options were granted for the three months ended September 30, 2007. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest no later than five years from the date of grant.

Stock Options

Presented below is a summary of the status of stock options as of September 30, 2007, and related transactions for the nine months then ended:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,367,333	$7.58
Granted	642,000	7.65
Exercised	(96,928)	6.73
Forfeited or expired	(166,913)	8.09

Outstanding at September 30, 2007	3,745,492	$7.59	6.12	$12,236

Vested and expected to vest at September 30, 2007	3,667,415	$7.60	0.61	$11,963

Exercisable at September 30, 2007	2,442,199	$7.68	4.87	$7,912

The weighted-average fair value of options granted during the nine months ended September 30, 2007 was $5.73 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 totaled $397 and $39, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Cash received from option exercises for the nine months ended September 30, 2007 and 2006, was $651 and $46, respectively.

As of September 30, 2007, there was $6,107 of total unrecognized stock-based compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.87 years.

For the three months and nine months ended September 30, 2007 and 2006, the Company recognized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation:
Costs of processing and distribution	$133	$93	$380	$234
Marketing, general and administrative	561	685	1,726	1,933
Research and development	48	36	136	96

Total	$742	$814	$2,242	$2,263

3. Earnings Per Share

A reconciliation of the weighted-average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic shares	29,850,187	29,768,916	29,822,472	29,753,084
Effect of dilutive stock options	844,473	—	474,163	—

Diluted shares	30,694,660	29,768,916	30,296,635	29,753,084

For the three months ended September 30, 2007 and 2006, approximately 1,163,000, and 2,441,000, respectively, and for the nine months ended September 30, 2007 and 2006, approximately 2,151,000 and 2,362,000, respectively, of issued stock options were not included in the computation of diluted earnings per share (“EPS”) because they were anti-dilutive since their exercise price exceeded their market price. In addition, for the three and nine months ended September 30, 2006, options to purchase 241,105 and 291,305, respectively, shares of common stock were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported.

4. Inventories

Inventories by stage of completion are as follows:

	September 30, 2007	December 31, 2006
Unprocessed donor tissue	$9,125	$8,784
Tissue in process	22,756	19,365
Implantable donor tissue	4,959	7,352
Supplies	1,867	1,525

	$38,707	$37,026

5. Prepaid and Other Current Assets

Prepaid and other current assets are as follows:

	September 30, 2007	December 31, 2006
Distribution rights receivable	$4,000	$—
Other	1,275	941

	$5,275	$941

On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer, Inc. (“Zimmer”) with an initial term of 10 years. The distribution agreement relates to certain new products currently in production. As part of the agreement, Zimmer agreed to make two payments to the Company totaling $5,000 for the aforementioned exclusive distribution rights, and maintain certain minimum order volumes. The first payment of $1,000 was made at the time of entering the agreement. The second payment of $4,000 is expected to be paid in the fourth quarter of 2007. The $5,000 exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation.

6. Assets Held for Sale

Effective January 1, 2007, the Company entered into an exchange and service agreement with Cryolife, Inc. as further described in Note 7, and no longer processes cardiovascular tissue. During the third quarter of 2007, the Company completed its plans to dispose of the cardiovascular facility within the next year. The Company has an operating lease for its former cardiovascular facility and plans to sublease or sell the lease as part of the asset disposal plan. The Company has retained a real estate broker to actively market the property. The following table presents the assets that are classified as assets held for sale, which are recorded in current assets in the accompanying condensed consolidated balance sheets. Depreciation ceased when the assets were classified as assets held for sale.

The carrying value of our assets held for sale reflects the lower of the depreciated cost basis or estimated fair value after consideration of selling costs.

	September 30, 2007	December 31, 2006
Leasehold improvements	$2,437	$—
Processing equipment	629	—
Office equipment, furniture and fixtures	167	—

Total assets held for sale	$3,233	$—

7. Goodwill and Other Intangible Assets

The carrying value of goodwill and other intangible assets was $8,730 and $8,860, at September 30, 2007 and December 31, 2006, respectively. The following table reflects the components of goodwill and amortizable intangible assets.

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$151	$—	$2,863	$—
Amortizable intangible assets:
Other intangible assets	2,909	239	—	—
Patents	3,915	515	3,577	370
Trademarks	58	27	58	25
Acquired exclusivity rights	2,941	463	2,941	184

Total	$9,974	$1,244	$9,439	$579

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

Amortization expense related to intangible assets for the three months ended September 30, 2007 and 2006 was $223 and $59, respectively, and for the nine months ended September 30, 2007 and 2006 was $665 and $174, respectively. Management estimates amortization expense of approximately $891 for each of the next five years.

8. Other Assets

Other assets are as follows:

	September 30, 2007	December 31, 2006
Investment in Organ Recovery Systems, Inc.	$1,150	$1,150
Debt issuance costs	852	852
Deposits	59	61
Other	112	126

	2,173	2,189
Less accumulated amortization	(611)	(482)

	$1,562	$1,707

Amortization expense related to debt issuance costs for the three months ended September 30, 2007 and 2006 was $43, and for the nine months ended September 30, 2007 and 2006 was $127.

On November 2, 2001 the Company purchased 1,285,347 shares of convertible preferred stock issued by Organ Recovery Systems, Inc. (“ORS”), a privately held company, at a price of $3.89 per share. ORS is organized for the purpose of advancing organ transplantation technology. The Company invested in ORS to continue its commitment to the promotion of effective use and distribution of human tissue. The purchase was paid for in cash and recorded at a total cost of $5,250. Realization of the Company’s investment in ORS is dependent upon ORS’s successful execution of its operational strategies and the continued industry acceptance of its current and future product developments. In the fourth quarter of 2006, the Company wrote down its investment in ORS by $4,100 due to an other than temporary impairment in the asset. In 2006, ORS experienced unanticipated delays in bringing their technology to market. This resulted in less than anticipated cash flows negatively impacting ORS’s liquidity, and ORS has therefore been attempting to raise additional capital throughout 2006 and 2007. ORS is also in the process of entering a financing arrangement which, if completed, will be significantly dilutive to the Company’s ownership position in ORS.

9. Accrued Expenses

Accrued expenses are as follows:

	September 30, 2007	December 31, 2006
Donor recovery fees	$1,836	$1,483
Accrued payroll	535	944
Matching 401(k)—employer contribution	—	762
Accrued vacation	556	586
Accrued incentive bonus	400	—
Other	2,016	2,518

	$5,343	$6,293

The Company accrues for the estimated recovery fees due to third-party recovery agencies as tissue is received.

For the nine months ended September 30, 2007, the Company funds its matching 401(k) contribution for each pay period. For the year ending December 31, 2006, the Company matched employee contributions annually, in the first quarter of the following year.

10. Long-Term Obligations

Long-term obligations, excluding interest on capital lease obligations, are as follows:

	September 30, 2007	December 31, 2006
Term loan	$3,750	$4,875
Capital leases	101	801

	3,851	5,676
Less current portion	(1,593)	(2,275)

Long-term portion	$2,258	$3,401

In 2004, the Company entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9,000 five-year term loan and a five-year $16,000 revolving line of credit. The $9,000 term loan calls for monthly principal payments of $125. Interest on the term loan agreement is paid monthly at London InterBank Offered Rate (“LIBOR”) plus 4.25% (9.38% at September 30, 2007). Under the $16,000 revolving line of credit, the Company can borrow up to the maximum eligible amount, based on certain outstanding receivables of which $6,636 is available at September 30, 2007. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at September 30, 2007. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must maintain minimum liquidity of $6,000. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash. The Company exceeded the $6,000 minimum liquidity requirement as of September 30, 2007.

11. Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. A valuation allowance totaling $300 has been recorded against a portion of the deferred tax assets based on the nature of the credits claimed for certain state net operating loss carryforwards.

As of September 30, 2007, the Company has federal net operating loss carryforwards of $16,458 that will expire in the years 2022, 2025 and 2026, as well as state net operating loss carryforwards of $29,421 that will expire in the years 2021, 2022, 2025 and 2026.

As of September 30, 2007, the Company has research and experimentation tax credit carryforwards of $3,093 that will expire in years 2018 through 2026, as well as alternative minimum tax credit carryforwards of $230 that are carried forward indefinitely.

The Company expects the deferred tax assets of approximately $15,617, net of the valuation allowance at September 30, 2007 of $300, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. The Company has considered the impact of losses in prior years as it relates to the realization of net deferred tax assets. Based on the weight of the evidence, including various strategic initiatives and forecasted taxable income, management has determined that it is more likely than not that such net deferred tax assets will be realized.

At the date of the adoption of FIN No. 48, the Company reclassified a valuation allowance recorded in noncurrent deferred tax assets in the amount of $717 to unrecognized tax benefits included in other long-term liabilities in the accompanying consolidated balance sheet. The unrecognized tax benefits increased by $78 during the first nine months of 2007 resulting from our income tax positions. If these tax benefits were recognized by the Company our effective tax rate would be favorably impacted. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in the provision for income taxes. There are no interest and penalties deducted in the current period and no interest and penalties accrued at September 30, 2007 and December 31, 2006, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations for years before 2000. The Company’s U.S. federal filings for the years 2001 and 2002 are under examination and that process is anticipated to be completed before the end of the first quarter in 2008.

The Company’s effective tax rate for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was negatively impacted primarily as a result of non-deductible stock-based compensation of $369,000 and $939,000, respectively.

12. Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest paid during the period	$142	$176	$458	$571
Accrual for purchases of property, plant and equipment	551	148	551	148

13. Segment Data

The Company processes human and animal tissue and distributes the tissue through various channels. This one line of business is comprised primarily of four product lines: spinal constructs, sports medicine, bone graft substitutes, and general orthopedic. The following table presents revenues from tissue distribution, and other revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Fees from tissue distribution:
Spinal constructs	$10,843	$9,139	$30,719	$26,950
Sports medicine	6,824	3,597	18,651	10,348
Bone graft substitutes	4,396	2,626	13,062	10,088
General orthopedic	279	223	744	726
Cardiovascular	257	1,425	1,793	4,326
Other revenues	1,169	1,101	3,737	2,441

Total	$23,768	$18,111	$68,706	$54,879

Effective January 1, 2007, the Company exited the cardiovascular business which is a single product line in the Company’s one line of business. However, the Company will continue to distribute our existing cardiovascular tissue inventory through June 30, 2008. During the nine months ended September 30, 2007, total cardiovascular inventory on hand decreased from $1,601 at December 31, 2006 to $163.

For the three months and nine months ended September 30, 2007 and 2006, the Company derived approximately 47.0% and 55.1%, and 49.2% and 56.6%, respectively, of its total revenues from a single customer, MSD.

For the three months and nine months ended September 30, 2007 and 2006, the Company derived approximately 5.1% and 6.4%, and 6.2% and 7.2%, respectively, of its total revenues from foreign distribution, primarily in Europe and Korea.

14. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of September 30, 2007 will have a material adverse impact on its financial position or results of operations.

On October 14, 2005, the Company issued a voluntary recall of certain allograft implants processed from donated tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). The recall was initiated as a result of questions raised by the processors and the Food and Drug Administration in relation to the accuracy of documentation provided by

BTS. The Company has been named as a party, along with a number of other defendants, in product liability lawsuits relating to the recall of tissue recovered by BTS. There have been 652 lawsuits filed related to the recall of which 11 lawsuits have been dismissed. In addition, on June 21, 2006, the Company’s petition for Multi District litigation consolidation was granted, consolidating federal Biomedical Tissue Service cases in the U.S. District Court in Newark, New Jersey. On October 20, 2006, the Company filed a joint motion to dismiss the claims based on scientific evidence that it is impossible for sterilized tissue to transmit infections to implant recipients. These lawsuits generally allege that the Company was negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and breach of warranty. Where specific damages have been identified, the actions seek compensatory damages in ranges of $15 to $5,000 and punitive damages in ranges of $75 to $10,000. The Company believes that it has meritorious defenses to these possible claims, and will defend them vigorously. In addition, the Company believes its existing insurance should cover all litigation expenses and damage awards, if any. However, the Company’s insurance coverage may not be adequate if the Company is not successful in its defenses.

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

The Company’s accounting policy is to accrue for legal costs as they are incurred.

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

Management Overview: Recent Developments

We are a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament and dermal tissue in producing our allografts. We also process bovine tissue to produce our Sterling® xenograft line of products. Surgeons then use our products to repair and promote the healing of a wide variety of bone and other tissue defects, including spinal vertebrae repair, musculoskeletal reconstruction, fracture repair, and repairs to the jaw and related tissues, among other conditions. Our products are distributed in all 50 states and in twelve other countries.

Our goals for 2007 are to build on the Company’s competitive strengths as we focus on our future. There are several long-term strategies which we focus on in order to meet our goals. The key strategies are:

•	develop new allograft and xenograft implants for current and new distributors;

•	increase efforts with our tissue recovery relationships to maintain and increase tissue available for processing;

•	focus on marketing, distribution and regulatory support of our Sterling® line of xenograft implants; and

•	maintain our commitment to research and development and focus clinical efforts to support the market acceptance of our assembled tendon and xenograft implants.

In November, 2006 we announced an agreement with Tutogen Medical, Inc. (“Tutogen”), where we agreed to recover tissue membrane primarily for Tutogen’s hernia repair and urology implants, and Tutogen agreed to recover tendons and ligaments for our sports medicine implants.

In December, 2006 we announced an Exchange and Service Agreement with CryoLife, Inc. (“CryoLife”) whereby we transferred certain rights to our cardiovascular business to CryoLife in exchange for certain rights related to CryoLife’s orthopedic sports medicine business. As a result, effective January 1, 2007, we no longer process cardiovascular tissue. We will continue to distribute our existing cardiovascular tissue inventory through June 30, 2008. After that date, CryoLife will become entitled to distribute our remaining cardiovascular tissue inventory through December 31, 2008. Under the Exchange and Service Agreement, from July 1, 2008 through December 31, 2016 we have agreed not to market or solicit orders for human cardiac and vascular tissues.

The Tutogen and Cryolife agreements will result in higher levels of tissue available for distribution of sports medicine implants in 2007 and subsequent years.

Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006

Revenues. Our revenues increased $5.7 million, or 31.2%, to $23.8 million for the three months ended September 30, 2007 compared to $18.1 million for the three months ended September 30, 2006.

Spinal Constructs - Revenues from spinal allografts increased $1.7 million, or 18.7%, to $10.8 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Unit volumes were up 25.5% as a result of higher distributions of both lumbar and cervical grafts including initial shipments to a new distributor. Average revenue per unit decreased by 5.5% due to changes in mix of implants distributed.

Sports Medicine - Revenues from sports medicine allografts increased $3.2 million, or 89.7%, to $6.8 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Sports medicine unit volumes increased by 15.8% primarily due to increased levels of tissue available for distribution from new recovery agreements entered into in late 2006. Sports medicine revenues increased as a result of average revenue per unit increasing by 63.8%. The increases are favorably impacted by changes in the mix of implants distributed, the introduction of new BioCleanse®-sterilized implants and higher average revenue per unit on ancillary tendons.

Bone Graft Substitutes - Revenues from bone graft substitute allografts increased $1.8 million, or 67.4%, to $4.4 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Bone graft substitute allograft revenues increased as a result of unit volume increasing by 55.5%. Average revenue per unit increased by 7.6% due to changes in mix of implants distributed.

General Orthopedic - Revenues from general orthopedic allografts increased $56,000, or 25.4%, to $279,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. General orthopedic revenues for the period increased due to higher distribution unit levels of conventional tissues.

Cardiovascular - Revenues from cardiovascular products decreased $1.2 million, or 82.0%, to $257,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 as a result of our exiting the cardiovascular business effective January 1, 2007. We continue to distribute remaining tissue inventory which existed as of January 1, 2007.

Other Revenues - Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $68,000, or 6.2%, to $1.2 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase is primarily related to higher amounts of grant and deferred revenue.

Costs of Processing and Distribution. Costs of processing and distribution increased by $1.8 million, or 14.6%, to $14.2 million for the three months ended September 30, 2007. As a percentage of revenues, costs of processing and distribution decreased from 68.5% for the three months ended September 30, 2006 to 59.8% for the three months ended September 30, 2007.

The increase in cost of processing and distribution was primarily due to higher levels of sports medicine tissue processed during the quarter with higher average costs compared to the prior year. Total sports medicine units processed were 84.7% higher for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease in cost of processing as a percentage of revenues is due primarily to higher margins on sports medicine products, as well as, sports medicine revenues increasing as a proportion to total revenue, representing 28.7% of total revenues as compared to 19.9% in prior year period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $1.1 million, or 15.8%, to $7.7 million for the three months ended September 30, 2007 from $6.6 million for the three months ended September 30, 2006. The increase was primarily due to increased payroll and benefits expense of $351,000 including incentive compensation expense of $100,000, increased amortization expense of $164,000, and increased distributor commissions of $530,000. Marketing, general and administrative expenses decreased as a percentage of revenues from 36.5% for the three months ended September 30, 2006 to 32.2% for the three months ended September 30, 2007.

Research and Development Expenses. Research and development expenses increased by $268,000, or 21.6%, to $1.5 million for the three months ended September 30, 2007 from $1.2 million for the three months ended September 30, 2006 primarily due to increased studies and research material expense of $264,000. As a percentage of revenues, research and development expenses decreased from 6.8% for the three months ended September 30, 2006 to 6.3% for the three months ended September 30, 2007 as a result of an increase in revenues without a commensurate increase in research and development expenses.

Net Other Income (Expense). Net interest income was $44,000 for the three months ended September 30, 2007 compared to $17,000 for the three months ended September 30, 2006. Interest income decreased by $11,000 for the three months ended September 30, 2007 to $225,000 from $236,000 for the three months ended September 30, 2006 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents as a result of lower average excess cash balances. Interest expense decreased by $38,000 for the three months ended September 30, 2007 to $181,000 from $219,000 for the three months ended September 30, 2006 due to the lower interest paid on long-term obligations as a result of lower loan and capital lease balances.

Income Tax Expense (Benefit). Income tax expense for the three months ended September 30, 2007 was $247,000 compared to an income tax benefit of $606,000 for the three months ended September 30, 2006. Our effective tax rate for the three months ended September 30, 2007 and 2006 was 58.1% and 28.4%, respectively. Our effective tax rate for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was negatively impacted primarily as a result of non-deductible stock-based compensation of $369,000.

Nine Months Ended September 30, 2007 Compared With Nine Months Ended September 30, 2006

Revenues. Our revenues increased $13.8 million, or 25.2%, to $68.7 million for the nine months ended September 30, 2007 compared to $54.9 million for the nine months ended September 30, 2006.

Spinal Constructs - Revenues from spinal allografts increased $3.8 million, or 14.0%, to $30.7 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Unit volumes were up 12.3% as a result of higher distributions of both lumbar and cervical grafts to both current and new distributors. Average revenue per unit increased by 1.5% due to price increases and changes in product mix.

Sports Medicine - Revenues from sports medicine allografts increased $8.3 million, or 80.3%, to $18.7 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Sports medicine unit volumes increased by 39.1% primarily due to increased levels of tissue available for distribution from new recovery agreements entered into in late 2006. Sports medicine revenues increased as a result of average revenue per unit increasing by 29.6%. The increases are favorably impacted by changes in the mix of implants distributed, the introduction of new BioCleanse®-sterilized implants and higher average revenue per unit on ancillary tendons.

Bone Graft Substitutes - Revenues from bone graft substitute allografts increased $3.0 million, or 29.5%, to $13.1 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Bone graft substitute allograft revenues increased as a result of unit volume increasing by 22.0%. Average revenue per unit increased by 6.1% due to changes in mix of implants distributed.

General Orthopedic - Revenues from general orthopedic allografts increased $18,000, or 2.5%, to $744,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. General orthopedic revenues for the period increased due to changes in the overall mix of products distributed.

Cardiovascular - Revenues from cardiovascular products decreased $2.5 million, or 58.6%, to $1.8 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 as a result of our exiting the cardiovascular business effective January 1, 2007. Cardiovascular unit distributions decreased 37.7% as compared to the nine months ended September 30, 2006. We continue to distribute remaining tissue inventory which existed as of January 1, 2007.

Other Revenues - Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $1.3 million, or 53.1%, to $3.7 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase is primarily related to higher amounts of tissue recovered for other tissue processors.

Costs of Processing and Distribution. Costs of processing and distribution increased by $4.5 million, or 12.1%, to $42.2 million for the nine months ended September 30, 2007 from $37.7 million for the nine months ended September 30, 2006. As a percentage of revenues, costs of processing and distribution decreased from 68.7% for the nine months ended September 30, 2006 to 61.5% for the nine months ended September 30, 2007.

The increase in cost of processing and distribution was primarily due to higher levels of sports medicine tissue processed with higher average costs during the first three quarters of the year compared to the prior year. Total sports medicine units processed were 17.7% higher for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease in cost of processing as a percentage of revenues is due primarily to higher margins on sports medicine products, as well as, sports medicine revenues increasing as a proportion to total revenue, representing 27.1% of total revenues as compared to 18.9% in prior year period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $1.8 million or 9.1%, to $21.7 million for the nine months ended September 30, 2007 from $19.9 million for the nine months ended September 30, 2006. The increase was primarily due to increases in distributor commissions of $1.4 million, and payroll and benefits expense of $1.0 million, including incentive compensation expense of $400,000, offset by decreased accounting expense of $195,000 and decreased consulting expense of $292,000. Marketing, general and administrative expenses decreased as a percentage of revenues from 36.3% for the nine months ended September 30, 2006 to 31.6% for the nine months ended September 30, 2007.

Research and Development Expenses. Research and development expenses remained unchanged at $3.8 million for the nine months ended September 30, 2007 and, 2006. As a percentage of revenues, research and development expenses decreased from 6.9% for the nine months ended September 30, 2006 to 5.6% for the nine months ended September 30, 2007.

Gain on Business Exchange. On December 15, 2006 the Company entered into an Exchange and Service Agreement with CryoLife, Inc., whereby on January 1, 2007 the Company exchanged certain rights of its cardiovascular business for certain rights of CryoLife’s orthopedic sports medicine business which resulted in a gain of $197,000. No cash was exchanged in the transaction. The transaction was treated as a non-monetary exchange in the current year and the fair value of certain assets in the Company’s cardiovascular business, including the Company’s goodwill, was exchanged for intangibles related to CryoLife’s orthopedic sports medicine business.

Net Other Income (Expense). Net interest income was $43,000 for the nine months ended September 30, 2007 compared to $30,000 for the nine months ended September 30, 2006. Interest income decreased by $107,000 for the nine months ended September 30, 2007 to $619,000 from $726,000 for the nine months ended September 30, 2006 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents as a result of lower average excess cash balances. Interest expense decreased by $120,000 for the nine months ended September 30, 2007 to $576,000 from $696,000 for the nine months ended September 30, 2006 due to the lower interest paid on long-term obligations as a result of lower loan and capital lease balances.

Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2007 was $644,000 compared to an income tax benefit of $2.1 million for the nine months ended September 30, 2006. Our effective tax rate for the nine months ended September 30, 2007 and 2006 was 56.0% and 31.6%, respectively. Our effective tax rate for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was negatively impacted primarily as a result of non-deductible stock-based compensation of $939,000.

Liquidity and Capital Resources

Cash Flows - Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006.

Our net cash provided by operating activities was $763,000 for the three months ended September 30, 2007, compared to net cash used by operating activities of $3.1 million for the three months ended September 30, 2006. During the three months ended September 30, 2007, cash was provided by net income of $178,000 inclusive of non-cash adjustments, a decrease of prepaid and other current assets of $367,000, a decrease in other assets of $191,000, an increase in accounts payable of $727,000, and an increase in other long-term liabilities of $27,000. During the three months ended September 30, 2007, primary uses of cash included an increase in accounts receivable of $659,000, due to timing of distributions during the quarter, an increase in inventories of $2.0 million, an increase in goodwill and other intangible assets of $287,000, and a decrease in accrued expenses of $370,000. Significant non-cash adjustments to operating activities for the three months ended September 30, 2007 included depreciation and amortization expense of $1.4 million, stock-based compensation of $742,000, and the increase of a provision for inventory write-downs of $429,000.

Our net cash used in operating activities was $3.1 million for the three months ended September 30, 2006. During the three months ended September 30, 2006, primary uses of cash included a net loss of $1.5 million inclusive of non-cash adjustments, an increase in inventories of $1.5 million, an increase in other assets of $5.2 million consisting of a $3.0 million buyout of distribution contract exclusivity rights, a decrease in goodwill and other intangible assets of $2.6 million, and a decrease in accounts payable of $1.1 million. During the three months ended September 30, 2006, cash was provided by a decrease in accounts receivable of $1.5 million, and an increase in accrued expenses of $926,000, all due to timing of cash receipts and cash disbursements. Significant non-cash adjustments to operating activities for the three months ended September 30, 2006 included depreciation and amortization expense of $1.3 million, deferred income tax benefit of $616,000, stock-based compensation of $843,000, and an increase of provision for inventory write-downs of $217,000.

Our cash used in investing activities was $760,000 for the three months ended September 30, 2007 compared to $370,000 for the three months ended September 30, 2006. Our investing activities consisted of purchases of property, plant and equipment of $781,000 primarily related to processing and information technologies equipment, offset by proceeds from sale of processing equipment of $21,000. Investing activities for the three months ended September 30, 2006 consisted of $370,000 purchases of fixed assets, primarily related to the processing facilities in Alachua, Florida including $68,000 of xenograft processing equipment.

Our net cash provided by in financing activities was $26,000 for the three months ended September 30, 2007 compared to net cash used of $526,000 for the three months ended September 30, 2006. Cash used in financing activities for the three months ended September 30, 2007 consisted of payments on long-term obligations of $587,000 offset by proceeds from exercises of stock options of $532,000, and excess tax benefit from exercise of stock options of $81,000. Cash used in financing activities for the three months ended September 30, 2006 consisted primarily of $575,000 of payments made on our long-term obligations, offset by proceeds from exercises of stock options of $38,000, and excess tax benefit from exercise of stock options of $11,000.

Cash Flows - Nine Months Ended September 30, 2007 Compared With Nine Months Ended September 30, 2006.

Our net cash provided by operating activities was $5.6 million for the nine months ended September 30, 2007, compared to cash used by operating activities of $6.5 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, cash was provided by net income of $507,000 inclusive of non-cash adjustments, an increase in deferred revenue of $5.0 million, an increase in other long-term liabilities of $795,000, a decrease in other assets of $214,000, an increase in accounts payable of $171,000, and a decrease in accounts receivable of $334,000 due to improved collection activity during the period. During the nine months ended September 30, 2007, primary uses of cash included an increase in inventories of $2.7 million, an increase in prepaid and other current assets of $4.3 million, an increase in goodwill and other intangible assets of $535,000, and a decrease in accrued expenses of $949,000. The new Zimmer distribution agreement resulted in deferred revenue of $5.0 million, of which $4.0 million is receivable at September 30, 2007, and is included in other current assets. Significant non-cash adjustments to operating activities for the nine months ended September 30, 2007 included depreciation and amortization expense of $4.3 million, amortization of deferred revenue of $208,000, deferred income tax benefit of $399,000, a provision for bad debts of $151,000, a gain on business exchange of $197,000, an increase in provision for inventory write-downs of $1.0 million, and stock-based compensation of $2.2 million.

Our net cash used in operating activities was $6.5 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, primary uses of cash included a net loss of $4.4 million inclusive of non-cash adjustments, an increase in inventories of $2.5 million, an increase in prepaid and other current assets of $361,000, an increase in other assets of $5.3 million consisting of a $3.0 million buyout of distribution contract exclusivity rights, a decrease in goodwill and other intangible assets of $2.6 million, a decrease in accounts payable of $250,000, a decrease in accrued expenses of $988,000 including a $1.2 million reduction in the provision for the inventory recall and a reduction of payroll and benefit accruals of $945,000 offset by a reduction of other long-term liabilities of $250,000. During the nine months ended September 30, 2006, cash was provided by a decrease in accounts receivable of $786,000 due to timing of cash receipts. Significant non-cash adjustments to operating activities for the nine months ended September 30, 2006 included depreciation and amortization expense of $3.8 million, an increase in deferred income tax benefit of $2.1 million, stock-based compensation of $2.4 million, and an increase of provision for inventory write-downs of $495,000.

Our cash used in investing activities was $1.2 million for the nine months ended September 30, 2007 compared to $875,000 for the nine months ended September 30, 2006. Our investing activities consisted of purchases of property, plant and equipment of $1.3 million primarily related to processing and information technologies equipment, offset by proceeds from the sale of plant equipment of $80,000. Investing activities for the nine months ended September 30, 2006 consisted of a $1.1 million purchase of fixed assets, primarily related to the build-out of our cardiovascular processing facility in Birmingham, Alabama, offset by proceeds from the sale of plant equipment of $200,000.

Our net cash used in financing activities was $1.0 million for the nine months ended September 30, 2007 compared to $1.7 million for the nine months ended September 30, 2006. Cash used in financing activities for the nine months ended September 30, 2007 consisted of payments on long-term obligations of $1.8 million offset by proceeds from exercises of stock options of $651,000, and excess tax benefit from exercise of stock options of $145,000. Cash used in financing activities for the nine months ended September 30, 2006 consisted primarily of $1.7 million of payments made on our long-term obligations, offset by proceeds from exercises of stock options of $46,000, and excess tax benefit from exercise of stock options of $14,000.

Liquidity.

As of September 30, 2007, we had $18.8 million of cash and cash equivalents. We believe that our working capital as of September 30, 2007, together with our borrowing ability under our revolving line of credit, will be adequate to fund our on-going operations.

Our accounts receivable days sales outstanding were 37 and 46 at September 30, 2007 and December 31, 2006, respectively. The decrease was due to increased collection efforts. Our inventory days outstanding were 234 at September 30, 2007 compared to 252 at December 31, 2006. The decrease in inventory days resulted primarily from higher levels of distributions.

Certain Commitments.

On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer, Inc. (“Zimmer”) with an initial term of 10 years. The distribution agreement relates to certain new products currently in production. As part of the agreement, Zimmer agreed to make two payments to the Company totaling $5.0 million for the aforementioned exclusive distribution rights, and maintain certain minimum order volumes. The first payment of $1.0 million was made at the time of entering the agreement. The second payment of $4.0 million is expected to be paid in the fourth quarter of 2007. The $5.0 million exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation.

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

On September 12, 2006, we entered into a Fourth Amendment to the First Amended Exclusive Distribution and License Agreement with Medtronic Sofamor Danek (“MSD”), under which we supply MSD with human allograft tissue and bone paste for spine surgery. Among other things, the amended MSD distribution agreement: 1) modifies the exclusivity provisions of the MSD distribution agreement to permit us to distribute spinal allograft implants in the United States through channels other than MSD, 2) provides that we will set priority on processing the implants ordered by MSD, using our best efforts to meet the needs of MSD and its surgeons, 3) ends the requirement that MSD make minimum purchases of exclusive products, 4) modifies the product and transfer fee schedules between us and MSD, and 5) provides us with certain development and processing rights relating to jointly-owned intellectual property.

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

On February 20, 2004, we entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9.0 million five-year term loan and a five-year $16.0 million revolving line of credit. The $9.0 million term loan calls for monthly principal payments of $125,000. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (9.38% at September 30, 2007). Under the $16.0 million revolving line of credit, we can borrow up to the maximum eligible amount, based on certain outstanding receivables of which $6.6 million is available at September 30, 2007. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at September 30, 2007. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and certain property and equipment.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. The original credit agreement included a requirement to maintain certain financial covenant ratios computed on a four-quarter rolling average, including operating cash flows to fixed charges, senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and total debt to EBITDA, as defined in the agreement. In the second quarter of 2006, the lender replaced all financial covenants with a minimum liquidity requirement of $6.0 million. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash. We exceeded the $6.0 million minimum liquidity requirement as of September 30, 2007.

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

We refer you to Part I, Item 1, note 14 entitled “Legal Actions.”

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

Date: October 26, 2007