Form 10-K
period 2007-12-31
REGENERATION TECHNOLOGIES INC
filed 2008-02-27
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007), was approximately $335.4 million.

The number of shares of Common Stock outstanding as of February 20, 2008 was 29,894,296.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Item 1. BUSINESS.

Company Overview

We are a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament and dermal tissue in producing our allografts. We also process animal tissue to produce our new Sterling® xenograft line of products. Surgeons then use our products to repair and promote the healing of a wide variety of bone and other tissue defects, including spinal vertebrae repair, musculoskeletal reconstruction, fracture repair, repairs to the jaw and related tissues, and heart valve disorders, among other conditions. Our products are distributed in all 50 states and in 14 other countries.

The Company processes human and animal tissue and distributes the tissue through various channels. This one line of business is comprised primarily of four product categories: spinal constructs, sports medicine, bone graft substitutes, and general orthopedic. As of December 31, 2007, we have completed our exit from the cardiovascular business. The following table outlines the product categories we serve and the amount and percentage of our revenues for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007		2006		2005
	(In thousands)
Fees from tissue distribution:
Spinal constructs	$41,067	43.5%	$35,085	47.4%	$35,084	46.7%
Sports medicine	27,685	29.4%	14,959	20.2%	10,545	14.0%
Bone graft substitutes	17,011	18.1%	13,506	18.3%	18,055	24.0%
General orthopedic	993	1.1%	969	1.3%	1,000	1.3%
Cardiovascular	1,952	2.1%	5,639	7.6%	7,653	10.2%
Other revenues	5,499	5.8%	3,812	5.2%	2,862	3.8%

Total	$94,207	100.0%	$73,970	100.0%	$75,199	100.0%

For additional financial information concerning our operating performance, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report and our Consolidated Financial Statements in Part II, Item 8 of this report and incorporated herein by reference.

We distribute our implants both within and outside the United States. Foreign distribution, primarily in Korea and Europe, accounted for 6.5%, 7.2% and 6.3% of our revenues during the years ended December 31, 2007, 2006 and 2005, respectively.

We pursue a market-by-market approach to the distribution of our implants, and establish strategic distribution arrangements in order to increase our penetration in selected markets. We have distribution arrangements with Medtronic Sofamor Danek (“MSD”), Blackstone Medical, Inc. (“Blackstone”), a subsidiary of Orthofix International NV, and Stryker Spine, a division of Stryker (“Stryker”) for spine implants, and with Zimmer, Inc. (“Zimmer”), Exactech, Inc., (“Exactech”) and Pioneer Surgical Technology, Inc. (“Pioneer”) for our allograft paste implants, and with Wright Medical Technology, Inc. (“Wright”) for our sports medicine implants. We had an exclusive distribution arrangement with ATS Medical, Inc., (“ATS”) for the cardiovascular market, which ended in November 2007. In the domestic sports medicine and general orthopedic applications we have developed a direct distribution force and a network of independent distributors. In the international market we use a network of independent distributors.

As part of the tissue procurement process we rely on tissue recovery agencies to perform a risk assessment on every potential donor, interview family members and evaluate the donor’s medical records. Blood collected from each donor by the recovery agency is tested for the presence of viral or bacterial diseases. Bone tissue and soft tissue grafts are sterilized through our BioCleanse® process only after it has passed this screening by the recovery agency and testing of the blood samples. Our BioCleanse® process is a patented tissue sterilization process that is designed to add a measure of safety to our tissue implants and provide surgeons and patients with tissue implants that are free of spores, fungi, bacteria and viruses and is the only tissue sterilization process that has been reviewed by the FDA. The BioCleanse® process is an automated, multi-step cleansing process which first removes blood and fats, then chemically sterilizes the tissue, while maintaining the structural integrity and biocompatibility of the tissue. We believe that BioCleanse® is the industry leading sterilization process.

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

We were incorporated in 1997 in Florida as a wholly-owned subsidiary of the University of Florida Tissue Bank, “UFTB”. We began operations on February 12, 1998 when UFTB contributed to us its allograft processing operations, related equipment and technologies, distribution arrangements, research and development activities and certain other assets. At the time of our initial public offering in August 2000, we reincorporated in the State of Delaware. Our principal offices are located at 11621 Research Circle, Alachua, Florida, and our phone number is (386) 418-8888. Our Internet address is www.rtix.com. Information included on our website is not incorporated by reference in our Form 10-K. We make available, free of charge, on or through the investor relations portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at www.sec.gov. Also available on our website is our Code of Conduct, our Code of Ethics for Senior Financial Professionals, and the charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee. Within the time period required by the SEC and Nasdaq, we will post any amendment to our Code of Ethics for our Senior Financial Professionals and any waiver of our Code of Conduct applicable to our senior financial professionals, executive officers and directors.

Proposed Merger

On November 12, 2007, the Company, Tutogen Medical, Inc., (“Tutogen”) and Rockets FL Corp., a newly formed, wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger to combine Tutogen and the Company in a tax-free, stock-for-stock exchange. The merger is discussed more fully below under the caption “Proposed Merger with Tutogen.”

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

We have completed extensive animal model research to validate that the BioCleanse® tissue sterilization process can be successfully applied to xenograft tissues to mitigate these risks and render xenograft tissue implants equivalent to the human tissue implants. Our BioCleanse® process for xenograft tissue has also been reviewed by the FDA.

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

Our Products and Markets

The Company processes human and animal tissue and distributes the tissue through various channels. This one line of business is comprised primarily of four product categories: spinal constructs, sports medicine, bone graft substitutes, and general orthopedic. We exited the cardiovascular business and ceased processing of cardiovascular tissue in late 2006. During 2007 we distributed our remaining cardiovascular inventory. Our current implants range from allografts and xenografts that are precision machined for specific surgical applications to grafts conventionally processed for general surgical uses. The following table summarizes our implants offerings in each of our product categories and the distribution of these implants.

Product Category	Allografts	Distribution
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

Medtronic Sofamor Danek (Domestic and Canada); some independent international distribution (conventional allografts only)
	— ALLOQUENT™ Assembled Cervical Allograft	Blackstone Medical, Inc., a subsidiary of Orthofix International, NV
	— ALLOCRAFT™ Assembled Cervical Allograft	Stryker Spine, a division of Stryker
Sports medicine

—  Assembled grafts: Adjustable bone-tendon-bone and bone-

tendon-bone Select

—  Pre-shaped bone-tendon-bone, Achilles tendons

—  Soft tissue tendons (gracilis, semitendinosus, tibialis)

—  Tendons with bone blocks (patellar and Achilles)

—  Meniscus grafts

—  HTO Wedge

—  Sterling® Interference Screw ST, Interference Screw HT

—  Sterling® Wedge

Our domestic direct distribution force and network of independent distributors (domestic and international) Wright Medical Technology, Inc.

Product Category	Allografts	Distribution
Bone graft substitutes	— BioSet™ RT Allograft Paste, Allograft Paste, IC RT Paste, IC Moldable strips and discs	Our domestic direct distribution force and a network of independent distributors; Pioneer Surgical Technology, Inc.
	— RTI Allograft Paste	Independent distribution (International)
	— Demineralized bone matrix — Cancellous and cortical cancellous chips — Cancellous cubes — Sterling ® Cancellous Chips, Cancellous Cubes	Our domestic direct distribution force and a network of independent distributors; independent international distribution
	— OSTEOFIL® DBM Paste, RT DBM Paste, ICM Moldable Strip, RT ICM Moldable Strip, IC Moldable Allograft Syringe	Medtronic Sofamor Danek (Domestic and Canada)
	— OsteoBridge® Moldable Bone Paste, Flowable Bone Paste — Regenafil® Injectable Bone Paste — Regenaform® Moldable Bone Paste — Opteform® Moldable Bone Paste — Optefil™ Flowable Bone Paste	Exactech, Inc.
Cardiovascular*	— Cardiac (Valves, Conduit) — Patches / Hemi Arteries — Vascular (Veins, Arteries)	ATS Medical through November 1, 2007 Our domestic distribution force from November 1, 2007 through December 31, 2007
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

*	We no longer process and distribute cardiovascular tissue.

Spinal Constructs

The spinal constructs market for allografts includes precision machined implants utilized in spinal procedures. During 2007, we shipped over 76,000 spinal constructs allograft units, which accounted for $41.1 million of our revenues. Our spinal constructs allografts are marketed domestically through our non-exclusive relationships with MSD, Blackstone, and Stryker.

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

On June 6, 2007, the Company entered into an Allograft Distribution and Supply Agreement with an initial term of 3 years with Stryker, under which the Company is processing and packaging grafts designed by Stryker for distribution by Stryker.

On November 21, 2006, the Company entered into an Allograft Distribution and Supply Agreement with Blackstone for an initial term of 3 years. Under this agreement, the Company is processing and packaging grafts designed by Blackstone for distribution by Blackstone. November 17, 2007, this agreement was expanded to include four additional graft designs.

Sports Medicine

Many repetitive use and sports-related injuries can be addressed with allograft implants. The most prevalent surgeries include repairs to the anterior cruciate ligament, or ACL in the knee, and rotator cuff, in the shoulder. Our principal sports medicine allografts are tendons for ligament reconstruction and our meniscal allografts for transplantation. Many of our sports medicine allografts utilize our patented pre-shape technology and are shaped to fit surgeon’s requirements making them easier and/or faster to implant. During 2007, we shipped over 16,000 sports medicine allografts which accounted for $27.7 million of our revenues which included over 750 units and $94,000 of revenues from Sterling® interference screws derived from animal tissue. Our sports medicine products are marketed domestically through our direct distribution force and through our network of independent distributors and internationally through a network of independent distributors.

In 2004, we began using BioCleanse® to sterilize many of our soft tissue sports medicine allografts, which have quickly become the preferred grafts in the market place.

In December 2005, we implanted the first tendons using our patented assembled technology.

During 2006 we introduced our first assembled tendon allografts for use in ACL reconstruction surgery. The new assembled implant significantly increased the supply of the bone tendon bone pre-shaped implant to help us meet the growing demand for this surgery.

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

On February 9, 2007, the Company entered into a Xenograft Distribution and Supply Agreement with Wright. Under this contract, Wright distributes certain Sterling xenografts as well as xenografts designed by Wright which are processed and packaged by the Company. This agreement was expanded to include additional designs effective March 9, 2007.

In 2007 we enhanced the sports medicine product category by introducing the following new products: BioCleanse Meniscus, Bone-Tendon-Bone Select, BioCleanse Peroneus Longus and Sterling Xenograft Wedge.

Bone graft substitutes

Allograft Paste.    Surgeons principally use our allograft paste implants, which are composed of demineralized bone matrix (“DBM”) and biologic gel carrier, in fracture treatment, bone and joint reconstruction and periodontal applications, such as ridge augmentation for dental implants. Our allograft paste implants are marketed under Osteofil by MSD and the Optefil™, Opteform®, Regenafil® and Regenaform® brands with Exactech and we distribute directly the BioSet™ family of paste products through our direct distributor force, Pioneer, and our international distribution network.

On May 14, 2007, the Company entered into an Exclusive License and Distribution Agreement with Zimmer with an initial term of 10 years. The distribution agreement relates to certain new products currently in production. As part of the agreement, Zimmer agreed to make payments to the Company totaling $5.0 million for the aforementioned exclusive distribution rights, and maintain certain minimum order volumes. The first payment of $1.0 million was made at the time of entering the agreement. The remaining payments of $4.0 million are expected to be paid in the first half of 2008. The $5.0 million exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation. In addition, the agreement with Zimmer was expanded to include additional allografts through an Amendment executed on December 14, 2007.

Milled Allograft and Xenograft.    Our bone graft substitutes allografts business also includes certain types of blended and milled bone allografts, such as our demineralized bone matrix, cortical cancellous chips and ground cancellous chips, used in total hip and knee replacements and for various injuries. In 2007, we shipped approximately 1,800 units and $312,000 of revenues of milled xenograft implants.

During 2006 we received 510k premarket approval for BioSet XC a combination product including human DBM and milled xenograft.

Cardiovascular

The cardiovascular allograft market includes transplantation of human heart valves and vascular tissue as an alternative to mechanical, synthetic or xenograft substitutes.

Our principal cardiovascular product was our heart valve allograft, which surgeons use to replace a patient’s own heart valve during coronary surgery. During 2007, we shipped approximately 500 cardiovascular allograft units, including heart valves and vascular tissue which accounted for $2.0 million of our revenues. We distributed our cardiovascular allografts through an exclusive distribution agreement with ATS Medical through November 1, 2007. After that date, we distributed our cardiovascular allografts through our domestic distribution force.

In December, 2006 we announced an Exchange and Service Agreement with CryoLife whereby we transferred certain rights to our cardiovascular business to CryoLife in exchange for certain rights related to CryoLife’s orthopedic sports medicine business. As a result, effective January 1, 2007, we no longer procured and processed cardiovascular tissue. During 2007 we continued to distribute our remaining cardiovascular tissue inventory. Under the Exchange and Service Agreement, from July 1, 2008 through December 31, 2016 we have agreed not to market or solicit orders for human cardiac and vascular tissues.

General Orthopedic

Conventional Allografts.    Our conventional allograft business includes a wide variety of allograft categories including our intercalary grafts, such as our frozen femoral heads which are used for cancer treatment procedures and hip and knee reconstruction. We also produce various types of fashioned bone, such as strips and shafts used for various orthopedic and sports medicine procedures. In 2007, we shipped over 2,100 general orthopedic allografts which accounted for approximately $1.0 million of our revenues.

The BioCleanse® Tissue Sterilization Solution

We have developed and utilized in the United States the patented BioCleanse® tissue sterilization process, which is an FDA reviewed, automated, pharmaceutical grade chemical sterilization process for musculoskeletal bone and certain soft tissue. This process is fully validated to kill or inactivate all classes of conventional pathogens, viruses, microbes, bacteria and fungi. Our BioCleanse® process is able to remove greater than 99% of the blood, fats, lipids and other unwanted materials from the tissue we process, a figure that is significantly in excess of traditional processing. We believe the removal of blood, fat, lipids and other unwanted materials results in faster patient healing because it eliminates the need for the patient’s body to remove these substances using natural processes following surgery. An important element of the BioCleanse® process is that while it removes unwanted materials embedded within the tissue, it maintains the tissue’s structural integrity and compression strength. Studies have shown that tissue sterilized with BioCleanse® maintains the same compression strength as untreated tissue and has significantly greater compression strength than tissue treated with other sterilization processes.

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

Tissue Recovery

Tissue recovery is the actual removal of tissue from a donor only after receiving appropriate consent. Consent is obtained by the tissue recovery group. We operate certain tissue recovery groups directly, and contract with other FDA registered tissue recovery groups which specialize in this activity. Tissue recovery personnel aseptically recover tissue within 24 hours for musculoskeletal tissue following a donor’s death, using surgical instruments and sterile techniques similar to those used in hospitals for routine surgery. Recovered tissue is placed on wet or dry ice and then transported by the donor recovery agency to the tissue processor or possibly a research institution.

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

We have relationships with over thirty tissue donor centers across the country in 2007. Our five largest donor recovery groups together recovered for the years ended December 31, 2007, 2006 and 2005 approximately 49%, 48%, and 54%, respectively. Southeast Tissue Alliance, or SETA (formerly the University of Florida Tissue Bank, Inc.) supplied us for the years ended December 31, 2007, 2006 and 2005 with approximately 14%, 22%, and 25%, respectively, of our total tissue. RTI Donor Services, Inc. – Texas supplied us for the years ended December 31, 2007, 2006 and 2005 with approximately 11%, 0%, and 0%, respectively, of our total tissue. RTI Donor Services, Inc. – Wisconsin supplied us for the years ended December 31, 2007, 2006 and 2005 with approximately 7%, 11%, and 13%, respectively, of our total tissue. DCI Donor Services, Inc. supplied us for the years ended December 31, 2007, 2006 and 2005 with approximately 9%, 5%, and 5%, respectively, of our total tissue. Alabama Organ Center supplied us for the years ended December 31, 2007, 2006 and 2005 with approximately 8%, 10%, and 11%, respectively, of our total tissue. If we were to lose any one of these five sources of tissue, the impact on our operating results would be material.

We continue to develop new xenograft tissue implants. Grafts processed from xenograft tissue are regulated by the FDA as devices and require approval or licenses from the FDA prior to marketing in the United States. The source of our animal tissue is an FDA regulated closed herd. Through clinical studies we have determined that our xenograft implants, after processing through BioCleanse®, are equivalent to our allograft implants with respect to functionality, safety and incorporation. We believe the continued development of our xenograft implants will help us meet the unmet demand for allograft and also allow us to develop new biological implants that cannot currently be made due to structural limitations of human tissue.

Marketing and Distribution

Our allograft and xenograft products are distributed in all 50 states and in 14 countries internationally. We pursue a market-by-market approach to distribution, including strategic relationships in selected markets, in order to increase our penetration of these markets.

Our most significant market is the spinal market, in which MSD is our principal distributor. Our distribution and license agreement with MSD has a term expiring June 1, 2014 unless renewed. Under our current agreement with MSD:

•	We supply MSD with human allograft tissue and bone paste for spine surgery, using our best efforts to meet the needs of MSD and its surgeons.

•	We are responsible for the processing of tissue and related regulatory compliance.

•	We license MSD to distribute these products. MSD has an exclusive license with respect to certain specialty allograft products in the United States, Canada and Puerto Rico, and a non-exclusive license with respect to other products.

•	Inventories are carried by MSD.

•	MSD pays us a license and service fee ranging from 40%—50% of listed average net distribution fee. We pay MSD a 5% royalty based upon net revenues of our spinal allograft products distributed by other U.S. distributors.

•	We bill MSD directly. MSD payment terms to us are 30 days from the date of shipment, and we recognize MSD’s licensing and servicing fees as revenue upon receipt of products by MSD.

We have amended our agreement with MSD several times during the periods covered by this report. Prior to September 12, 2006, MSD had an exclusive right to distribute our precision machined spinal allograft implants in the United States and was required to make minimum purchases of exclusive products. The 2006 amendment also modified the product and transfer fee schedules between us and MSD and provided us with certain development and processing rights relating to jointly-owned intellectual property. Prior to December 15, 2005, MSD had exclusive rights to distribute our spinal allograft paste products in the United States, Canada and Puerto Rico.

We distribute allografts we process for use in sports medicine through our direct distribution. Prior to June 30, 2005, Stryker Endoscopy, a division of Stryker Corporation (“Stryker Endoscopy”), served as the exclusive distributor for these products in the United States.

Exactech is our principal distributor for allograft paste products for general orthopedic procedures. We also distribute these products through our own direct distribution force, Pioneer, and international distribution network. Prior to December 15, 2005, Exactech was the exclusive distributor for these products. Under our licensing and distribution agreement with Exactech, we remain responsible for processing and related regulatory compliance. Exactech is responsible for regulatory compliance related to its distribution. Exactech pays us license and service fees based on a percentage of the listed average distribution fee for allograft paste used in non-spinal orthopedic procedures. We also are required to pay Exactech a 3% royalty fee with respect to our moldable allograft pastes distributed by others which is the same formulation as the Exactech product. The agreement is for an initial term expiring June 30, 2014, subject to earlier termination under certain limited circumstances.

In November 2006, the Company and Tutogen entered into a strategic sourcing relationship. Under the terms of the sourcing agreements, the Company has the first right of refusal to soft tissue used in sports medicine surgeries recovered by Tutogen’s recovery partners. Tutogen, in turn, has a first right of refusal to all dermis, fascia and pericardium recovered by RTI Donor Services agencies.

In December, 2006 we announced an Exchange and Service Agreement with CryoLife whereby we transferred certain rights to our cardiovascular business to CryoLife in exchange for certain rights related to CryoLife’s orthopedic sports medicine business. As a result, effective January 1, 2007, we no longer procured or processed cardiovascular tissue. During 2007 we continued to distribute our remaining cardiovascular tissue inventory. Under the Exchange and Service Agreement, from July 1, 2008 through December 31, 2016 we have agreed not to market or solicit orders for human cardiac and vascular tissues. We previously distributed cardiac and vascular tissue allografts through ATS Medical. We ended this relationship as of November 1, 2007.

The Tutogen and Cryolife agreements resulted in higher levels of tissue available for distribution of sports medicine implants in 2007 and should provide higher levels of tissue in subsequent years.

At the end of 2007, our domestic distribution organization consisted of eight direct biologics representatives and 15 distributors with a combined total of more than 100 active representatives marketing our sports medicine and general orthopedics tissues. Internationally, we have 14 distributors that distribute our products through approximately 75 representatives. This network distributes conventional tissue directly to hospitals and surgeons in their exclusive territory. Representatives and distributors receive compensation for the revenues they generate through commissions.

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

Research and Development

Our research and development costs for the years ended December 31, 2007, 2006 and 2005 were $5,190, $5,403 and $5,003, respectively. In 2007, we continued to increase our investment in our R&D efforts by funding new projects. Our scientists are focusing their studies on delivering optimal regenerative medicine solutions by achieving higher levels of osteoinductivity and osteoconductivity through allograft and xenograft, as well as expanding the uses of the BioCleanse® process technology to infuse healing pharmaceutical components into allograft implants. We are focused on developing new processing technology to accelerate the introduction of new tissue implants in all product categories and to continuously raise the bar for tissue safety.

We plan to continue to develop new implants and technologies within the spinal, sports medicine, bone graft substitutes and general orthopedic markets and to develop additional tissue-related technologies for other markets. We will do this by building on our core technology platforms: BioCleanse®, precision machining, assembled grafts, and tissue mediated osteoinduction, and focusing on advanced technologies for existing markets. As of December 31, 2007, our research and development staff consisted of 48 scientists, professional, engineering and technical personnel. Our R&D staff was reorganized into areas of specialty in early 2007. We now operate a dedicated research team working on advanced technologies, and have embedded development /technical teams who work directly in the business/marketing teams focused on expanding the scope and scale of existing core competencies such as tissue sterilization, and tissue machining, meeting specific surgical needs. This new approach has already resulted in the development of core science platforms, a pipeline of concepts for development and marketing and focused development to meet immediate needs.

The marketing/development teams launched 12 new products to market in 2007, including 6 products in the Spine/GO area, three of which were xenograft products, and 6 in the Sport Medicine business, including the application of BioCleanse® for Meniscus which completes the range of sterile tissues for soft tissue repair, and additional products in the assembled bone-tendon portfolio. In 2008 we anticipate 12-15 product launches. We are continuing to show progress in research on xenograft tendons for sports medicine indications and optimized osteoinductive materials. In 2007 we began pre-clinical studies in both areas. We also continue to evaluate a number of new technologies both in-house and in collaboration with others.

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

Our United States patent holdings include patents relating to or covering: BioCleanse®, our proprietary method of cleaning, sterilizing and virally inactivating donor tissue; our MD-Series™ cortical bone dowel; soft and calcified tissue implants; intervertebral spacers and other spinal implants; matrix compositions comprised of muscle or pulverized dermis; the use of the interference screw technology; our segmentally demineralized graft; our demineralized stent or conduit technology; methods and instruments for improved meniscus transplantation; and materials and methods for improved bone- tendon-bone transplantation. Our foreign patent holdings include: our MD-Series™ cortical bone dowel technology, our precision machined spinal implants, our demineralized stent technology, and our BioCleanse® process. The duration of patent rights generally is 20 years from the date of filing of priority application, while trademarks, once registered, essentially are perpetual. We also have patent applications pending in the U.S. (including continuation and divisional applications), and corresponding foreign patent applications pending in various countries including, but not limited to, Canada, Japan, Australia and the European Union. In addition, we rely on our substantial body of know-how, including proprietary tissue recovery techniques and processes, research and development, tissue processing and quality assurance.

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

Our principal competitors in the conventional allograft market include the Musculoskeletal Transplant Foundation, or MTF, AlloSource and LifeNet. Among our competitors in precision machined allograft are Osteotech, MTF, LifeNet, AlloSource and Tutogen. Other companies who process allograft pastes include Osteotech, AlloSource, Integra, Wright, and MTF. We estimate that our market share, in conjunction with our related distributors, are: spinal constructs 28%; sport medicine 15%; and bone graft substitutes 8%. Other companies who process and distribute xenograft tissue include Tutogen and Osteotech.

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

The FDA requires tissue processors to register with the agency and list their tissue products. We are currently an FDA registered tissue processor. The FDA published the “Good Tissue Practices” (“GTPs”) Final Rule in November 2004, with full implementation in May 2005. The FDA also published the Donor Eligibility Final Rule in 2004, with full implementation in May 2005. We had anticipated both regulations, and management believes that current processes are in compliance.

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

Our bone paste allografts are subject to regulation as medical devices under the 510(k) pre-market notification process. We submitted the required documentation to the FDA in August 2002 and in February 2005 we received clearance for both our flowable and moldable allograft paste implants for orthopedic and spinal applications.

Our xenograft implants are regulated by the FDA as medical devices and are subject to pre-market approval or clearance by the FDA. We received 510(k) pre-market approval for two new products in 2007. RTI xenograft implants are CE-marked and are therefore subject to a design examination review by a Notified Body. We received approval to CE-mark one new product in 2007.

Our tissue processing generates by-products classified as medical hazardous waste by the U.S. Environmental Protection Agency and the Florida Department of Environmental Protection. All such by-products must be segregated and properly disposed of in compliance with applicable environmental regulations. We believe that we are in compliance with the applicable regulations.

Employees

As of December 31, 2007, we had a total of 508 employees. The following chart shows the number of our employees involved in the various aspects of our business:

Department	Number of Employees
Tissue Processing and Manufacturing	257
Tissue Recovery	95
Distribution and Marketing	33
Research and Development	48
General and Administrative	75

Proposed Merger with Tutogen

On November 12, 2007, the Company entered into an Agreement and Plan of Merger with Tutogen and Rockets FL Corp., a newly formed, wholly owned subsidiary of the Company. Under the terms of the Agreement, Rockets FL Corp. will be merged with and into Tutogen, with Tutogen being the surviving corporation. As a result, Tutogen will become a wholly owned subsidiary of the Company. The proposed merger is structured as a tax-free stock-for-stock exchange pursuant to which Tutogen’s shareholders will receive 1.22 shares of the Company’s common stock for each share of Tutogen’s common stock. Upon completion of the merger, the Company will change its name to “RTI Biologics, Inc.”

The proposed merger is subject to approval by the respective shareholders of Tutogen and the Company, as well as customary closing conditions and regulatory approvals. If the Company terminates the proposed Agreement and Plan of Merger, under certain limited conditions, the Company could owe a termination fee of $6.5 million. The proposed merger will be voted on at the special meeting of stockholders on February 27, 2008.

The combined company will be headquartered in Alachua, FL. Brian K. Hutchison, currently Chairman, President and Chief Executive Officer of Regeneration Technologies, will be the Chairman and Chief Executive Officer of the combined company. Thomas F. Rose, currently Vice President, Chief Financial Officer and Secretary of Regeneration Technologies, will serve in the same capacity of the combined entity. Guy L. Mayer, currently President and Chief Executive Officer of Tutogen, will become President of the combined company, with a focus on international activities and sales and marketing. Mr. Mayer will also join the board of directors of the combined company. L. Robert Johnston, currently Vice President and Chief Financial Officer of Tutogen, will serve as Vice President of Finance for the combined company.

The board of directors of the combined company will be comprised of all seven directors from Regeneration Technologies’ current board and five directors from Tutogen’s board, bringing the total number of directors to 12, including Messrs. Hutchison and Mayer.

The Company’s board of directors and the board of directors of Tutogen have both approved the merger.

The foregoing description of the merger does not purport to be complete and is qualified in its entirety by reference to the Company’s Proxy Statement on the Form S-4 filed with the Securities and Exchange Commission on January 23, 2008.

Satisfaction of the closing conditions could take several months or longer. There can be no assurance that the conditions necessary to complete the merger will be met, or that the proposed merger will be completed at all.

Statements made in this Form 10-K relating to the Company’s business strategies, operating plans, planned expenditures, expected capital requirements and other forward-looking statements regarding the Company’s business do not take into account potential future impacts of the Company’s proposed merger with Tutogen.

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

The pending merger with Tutogen may create uncertainty for our suppliers, employees and business partners.

On November 13, 2007, we announced that we had entered into a merger agreement with Tutogen. The merger is currently expected to close in late February 2008. While the merger is pending, donor recovery groups may delay or defer decisions to become Regeneration Technologies suppliers and existing suppliers may experience uncertainty about our service, including the results of any integration of our business with that of Tutogen. This may adversely affect our ability to gain new suppliers and retain existing suppliers, which could adversely affect our revenues as well as the market price of our common stock. Current employees may experience uncertainty about their post-merger roles with Regeneration Technologies and key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Regeneration Technologies following the merger. Other parties with whom we have or are pursuing relationships, such as distributors, hospitals and surgeons, may defer agreeing to further arrangements with us, or may opt not to become a business partner of ours at all.

The merger with Tutogen is subject to Shareholder approval and may not occur.

We and Tutogen must obtain shareholder approval for the merger to occur. If either we or Tutogen do not receive this approval, then we will not be able to complete the merger. We cannot assure you that the merger will be completed in the anticipated time frame or at all. A failure to complete the merger may result in a decline in the market price of our common stock.

The issuance of shares of our common stock to Tutogen stockholders in the merger will substantially reduce the percentage interests of our current stockholders.

If the merger is completed, we will issue approximately 23,694,000 shares of our common stock in the merger to former stockholders of Tutogen. Based on the number of shares of Regeneration Technologies and Tutogen common stock outstanding on the date of the Merger Agreement, former Tutogen stockholders will own, in the aggregate, approximately 45% of the shares of common stock of the combined company outstanding immediately after the merger. The issuance of shares of our common stock to Tutogen stockholders in the merger and to holders of assumed options and restricted stock units to acquire shares of Tutogen common stock and warrants will cause a significant reduction in the relative voting power and percentage interests in earnings of our current stockholders and also will reduce their liquidation value and book value.

We will incur significant transaction and merger-related costs in connection with the merger.

Regeneration Technologies expects to incur charges of approximately $4 million in outside costs, including legal, accounting and financial advisory fees, which are expected to be accounted for as part of the purchase price when the merger is completed. The actual transaction costs may be higher than this estimate. In addition, the combined company expects to incur integration costs associated with the merger. These integration costs will be charged to operations in the fiscal quarter in which they are incurred, which would adversely affect the financial condition, results of operations and cash flows of the combined company. Further, diversion of attention from ongoing operations on the part of management and employees could adversely affect our business. Although, after the merger closes, we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. In addition, speculation regarding the likelihood of closing the merger could increase the volatility of our stock price, and pendency of the merger could make it difficult to effect other significant transactions, to the extent opportunities arise to engage in such transactions. We will incur these costs, as well as face the disruptions to our business and the potential harm to our relationships with suppliers, employees and business partners discussed above, even if the merger is not completed.

The merger may not provide all of the anticipated benefits.

If we are able to complete the merger, we expect to achieve various benefits from combining our and Tutogen’s resources, as well as significant cost savings from a combined operation. Achieving the anticipated benefits of the merger will depend in part upon whether our two companies integrate our businesses in an efficient and effective manner. To date, we have operated independently from Tutogen and legal restrictions limit planning prior to the merger for integration of the two companies. Accordingly, we may not be able to accomplish this integration process smoothly or successfully or in a timely manner. Any inability of management to integrate successfully the operations of our two companies, or to do so in a timely manner, could have an adverse effect on the combined company or the expected benefits from the merger.

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

Our five largest donor recovery groups together recovered for the years ended December 31, 2007, 2006 and 2005 approximately 49%, 48%, and 54%, respectively, of our total tissue supply. Southeast Tissue Alliance, or SETA (formerly the University of Florida Tissue Bank, Inc.) supplied us for the years ended December 31, 2007, 2006 and 2005 with approximately 14%, 22%, and 25%, respectively, of our total tissue. RTI Donor Services, Inc. – Texas supplied us for the years ended December 31, 2007, 2006 and 2005 with approximately 11%, 0%, and 0%, respectively, of our total tissue. RTI Donor Services, Inc. – Wisconsin supplied us for the years ended December 31, 2007, 2006 and 2005 with approximately 7%, 11%, and 13%, respectively, of our total tissue. DCI Donor Services, Inc. supplied us for the years ended December 31, 2007, 2006 and 2005 with approximately 9%, 5%, and 5%, respectively, of our total tissue. Alabama Organ Center supplied us for the years ended December 31, 2007, 2006 and 2005 with approximately 8%, 10%, and 11%, respectively, of our total tissue. If we were to lose any one of these five sources of tissue, the impact on our operating results would be material.

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

We currently derive the majority of our revenues through our relationships with two companies, MSD and Exactech. For the years ended December 31, 2007, 2006, and 2005 we derived approximately 47%, 54% and 60% and 6%, 6% and 5% of our revenues from distribution by MSD and Exactech, respectively. In addition, MSD provides nearly all of the instrumentation, surgeon training, distribution assistance and marketing materials for our line of spinal allografts.

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

If third party payers fail to provide appropriate levels of reimbursement for the use of our implants, our revenues would be adversely affected.

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

Our revenues depend largely on the reimbursement of patients’ medical expenses by government health care programs and private health insurers. Governments and private insurers closely examine medical procedures incorporating new technologies to determine whether the procedures will be covered by payment, and if so, the level of payment which may apply. We cannot be sure that third party payers will continue to reimburse us at current levels.

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

Other regulatory entities include state agencies with statutes covering tissue banking. Of particular relevance to our business are regulations issued by Florida, New York, California and Maryland. Most states do not currently have tissue banking regulations. However, recent incidents of allograft related infections in the industry may stimulate the development of regulation in other states. It is possible that others may make allegations against us or against donor recovery groups or tissue banks, including those with which we have a relationship, about non-compliance with applicable FDA regulations or other relevant statutes and regulations. Allegations like these could cause regulators or other authorities to take investigative or other action, or could cause negative publicity for our business and the industry in which we operate.

Some of our implants in development will contain tissue derived from animals, commonly referred to as xenografts. Xenograft implants are medical devices that are subject to pre-market approval or clearance by the FDA. We received FDA clearance on several xenograft implants in 2005, 2006 and 2007. However, we may not receive FDA approval or clearance to market new implants as we attempt to expand the quantity of xenograft implants available for distribution.

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

Many factors affect the level and timing of donor medical releases, such as effectiveness of donor screening performed by our donor recovery groups, the timely receipt, recording and review of required medical documentation, and employee loss and turnover in our medical records department. Some of our donor recovery groups are also processors who provide us with partially processed tissues which they have already determined to be medically suitable for processing. Therefore, these sources provide a higher level of documentation than those that perform donor recovery alone. We can provide no assurance that releases will occur at levels which maximize our processing efficiency and minimize our cost per allograft processed.

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

The law of patents and trade secrets is constantly evolving and often involves complex legal and factual questions. The U.S. government may deny or significantly reduce the coverage we seek in our patent applications before or after a patent is issued. We therefore cannot be sure that any particular patent for which we apply will be issued, that the scope of the patent protection will be comprehensive enough to provide adequate protection from similar technologies which may compete with ours, that interference proceedings regarding any of our patent applications will not be filed, or that we will achieve any other competitive advantage from a patent. In addition, it is possible that one or more of our patents will be held invalid if challenged or that others will claim rights in or ownership of our patents and other proprietary rights. If any of these events occur, our competitors may be able to use its intellectual property to compete more effectively against us.

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

The defense costs and settlements for patent infringement lawsuits are not covered by insurance. Patent infringement lawsuits can take up to several years to settle. If we are not successful in our defenses or not successful in obtaining dismissals of any such lawsuit, legal fees or settlement costs could have a material adverse effect on our quarterly results of operations and our financial position.

On September 11, 2006, Osteotech, Inc. filed a lawsuit in the United States District Court for the District of New Jersey claiming infringement of one of their patents by our BioCleanse® process. The suit requests (i) that we be enjoined permanently from infringing the patent, (ii) damages, along with treble damages as a result of alleged willful infringement, and (iii) reimbursement of costs and expenses and reasonable attorney fees. The parties have exchanged substantial written discovery, much of which has been filed under seal in accordance with a stipulated Discovery Confidentiality Order. We have filed a motion for partial summary judgment, on which a hearing is pending. We believe the suit is without merit and we have, and we will continue to, vigorously defend our position. However, a finding of infringement could have a material adverse effect upon our revenues.

We or our competitors may be exposed to product or professional liability claims which could cause us to be liable for damages or cause investors to think we will be liable for similar claims in the future.

The development of allografts and technologies for human tissue repair and treatment entails an inherent risk of product or professional liability claims, and substantial product or professional liability claims may be asserted against us. We are party to a number of legal proceedings relating to product liability.

The implantation of donated human tissue products creates the potential for transmission of communicable disease. Although we comply with Federal and state regulations and guidelines intended to prevent communicable disease transmission, and our tissue suppliers are also required to comply with such regulations, there can be no assurances that: (i) our tissue suppliers will comply with such regulations intended to prevent communicable disease transmissions; (ii) even if such compliance is achieved, that our products have not been or will not be associated with transmission of disease; or (iii) a patient otherwise infected with disease would not erroneously assert a claim that the use of our products resulted in disease transmission.

We currently have $20 million of product liability insurance and $20 million of professional liability insurance to cover claims. This amount of insurance may not be adequate for current claims if we are not successful in our defenses, and furthermore, we may not have adequate insurance coverage for any future claims that arise. Moreover, insurance covering our business may not always be available in the future on commercially reasonable terms, if at all. If our insurance proves to be inadequate to pay a damage award, we may not have sufficient funds to do so, which would harm our financial condition and liquidity. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Claims against us, regardless of their merit or potential outcome, may also hurt our ability to obtain surgeon endorsement of our allografts or to expand our business.

We have been named as a party, along with a number of other defendants, in tort based lawsuits relating to the recall of tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). As of January 31 2008, there have been 831 law suits filed related to the recall of which 13 law suits have been dismissed. These lawsuits generally allege that we were negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and breach of warranty. On October 20, 2006, we filed a joint motion in federal court to dismiss the claims based on scientific evidence that it is impossible for sterilized tissue to transmit infections to implant recipients. This “science first” motion has been updated to reflect that no freeze dried allograft has ever transmitted disease or infection from a donor to a patient. Where specific damages have been identified, the actions seek compensatory damages in ranges of $15,000 to $5 million and punitive damages in ranges of $75,000 to $10 million.

We believe that we have meritorious defenses to these claims, and are defending them vigorously. In addition, we believe our existing insurance should cover all litigation expenses and damage awards, if any. However, the existing insurance coverage may not be adequate if we are not successful in our defenses and certain lawsuits may not be eligible for such insurance coverage. If we are not successful in our defenses to lawsuits not covered by insurance, or if existing insurance coverage is not adequate, the legal fees and settlements for such lawsuits could have a material adverse effect on quarterly results of our operations and our financial position.

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

We also lease additional storage facilities in Alachua. The lease expires October 31, 2009. The monthly rent is approximately $4,000.

Our wholly owned subsidiary, Regeneration Technologies, Inc. – Cardiovascular operated from a leased space of approximately 9,745 square feet. The lease expires April 2009. The monthly rent is approximately $11,000. Since we have exited the cardiovascular business we are attempting to assign our lease and sell the processing and office equipment. During the fourth quarter of 2007, we recognized an other than temporary asset impairment to cardiovascular assets of $2,945.

We also lease space at five of our recovery group locations throughout the United States. The aggregate monthly rent for all five locations is approximately $21,000.

Item 3.    LEGAL PROCEEDINGS.

We are, from time to time, involved in litigation relating to claims arising out of our operations in the ordinary course of business. We believe that none of these claims that were outstanding as of December 31, 2007 will have a material adverse impact on our financial position or results of operations.

On October 14, 2005, we issued a voluntary recall of certain allograft implants processed from donated tissue recovered by BTS. The recall was initiated as a result of questions raised by the processors and the Food and Drug Administration in relation to the accuracy of documentation provided by BTS. We have been named as a party, along with a number of other defendants, in tort based lawsuits relating to the recall of tissue recovered by BTS. As of January 31 2008, there have been 831 law suits filed related to the recall of which 13 law suits have been dismissed. These lawsuits generally allege that we were negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and breach of warranty. On October 20, 2006, we filed a joint motion in federal court to dismiss the claims based on scientific evidence that it is impossible for sterilized tissue to transmit infections to implant recipients. This “science first” motion has been updated to reflect that no freeze dried allograft has ever transmitted disease or infection from a donor to a patient. Where specific damages have been identified, the actions seek compensatory damages in ranges of $15,000 to $5 million and punitive damages in ranges of $75,000 to $10 million.

We believe that we have meritorious defenses to these claims, and are defending them vigorously. In addition, we believe our existing insurance should cover all litigation expenses and damage awards, if any. However, the existing insurance coverage may not be adequate if we are not successful in our defenses and certain lawsuits may not be eligible for such insurance coverage. If we are not successful in our defenses to lawsuits not covered by insurance the legal fees, or if existing insurance coverage is not adequate, the legal fees and settlements for such lawsuits could have a material adverse effect on quarterly results of our operations and our financial position.

On September 11, 2006, Osteotech, Inc. filed a lawsuit in the United States District Court for the District of New Jersey claiming infringement of one of their patents by our BioCleanse® process. The suit requests (i) that we be enjoined permanently from infringing the patent, (ii) damages, along with treble damages as a result of alleged willful infringement, and (iii) reimbursement of costs and expenses and reasonable attorney fees. We believe the suit is without merit and we have, and we will continue to, vigorously defend our position. The parties have exchanged substantial written discovery, much of which has been filed under seal in accordance with a stipulated Discovery Confidentiality Order. We have filed a motion for partial summary judgment, on which a hearing is pending. However, a finding of infringement would have a material adverse effect upon our revenues.

We did not incur any penalties under Sections 6662(h), gross valuation misstatements, 6662A, understatements with respect to reportable transactions, or 6707A, failure to include reportable transactions, of the Internal Revenue Code during the year ended December 31, 2007.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Additional Information

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Executive Officers of the Company

Our executive officers and their respective ages and positions as of the date of this report and their previous business experience are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Brian K. Hutchison	48	Chairman, President and Chief Executive Officer
Thomas F. Rose	57	Vice President, Chief Financial Officer and Secretary
Roger W. Rose	48	Executive Vice President
Caroline Hartill	51	Vice President of Quality Assurance and Regulatory Affairs and Chief Scientific Officer
Joseph W. Condon	46	Vice President of Operations

Brian K. Hutchison has served as our President and Chief Executive Officer since December 2001, and became Chairman of the Board in December 2002. Prior to this time, Mr. Hutchison served 12 years in various positions for Stryker, a leading worldwide medical services company. In 1999, Mr. Hutchison was named senior vice president and chief operating officer of Stryker Howmedica Osteonics division and was instrumental in implementing the merger between Pfizer’s Howmedica Division and Stryker’s Osteonics Division. Mr. Hutchison served most recently as vice president, worldwide product development and distribution. Mr. Hutchison earned a bachelor’s degree in business administration from Grand Valley State University in 1981. Mr. Hutchison also completed the Program for Management Development from Harvard Business School in 1995.

Thomas F. Rose has served as our Vice President, Chief Financial Officer and Secretary since May 2002. Mr. Rose served the previous ten years as vice president and chief financial officer at A. M. Todd Group, an international flavor and fragrance company. From 1988 to 1991, Mr. Rose was vice president and corporate controller for Sotheby’s Holdings Inc. in New York. Prior to this, Mr. Rose was an audit partner with Ernst & Whinney (currently Ernst & Young) in New York, providing audit, tax and consulting services for clients in a variety of industries for 15 years. Mr. Rose earned a bachelor’s degree in business administration from Western Michigan University in Kalamazoo. Mr. Rose has also completed numerous executive education courses at University of Michigan and Northwestern University focusing on strategy and organizational issues.

Roger W. Rose has served as our Executive Vice President since October 2004 and our Vice President of Distribution, Marketing and Donor Services since December 2002. Prior to joining us in October 2002, Mr. Rose served seven years in various positions with Stryker, including vice president of sales and vice president of marketing for Stryker’s medical division. Mr. Rose also has extensive experience in healthcare sales and marketing with 20 years of service with healthcare companies such as Stryker, Johnson & Johnson, Herman Miller and Nellcor. Mr. Rose holds a bachelor’s degree in business administration from Western Michigan University and has completed continuing education courses in finance, medical marketing and leadership.

Caroline A. Hartill has served as our Vice President of Quality Assurance and Regulatory Affairs since December 2002, our Executive Director of Quality Assurance and Regulatory Affairs since October 2001, and was named Chief Scientific Officer in March 2007. Prior to that, Ms. Hartill was an independent consultant working with biotechnology and medical device companies worldwide. Earlier, Ms. Hartill worked for the British Standards Institute (UK) and the Ministry of Defence (UK). Ms. Hartill earned a bachelor’s degree in health sciences from Birmingham University in England, as well as a master’s degree in management from the University of Wolverhampton in England. Ms. Hartill has also earned master’s level credits in sterilization science from Manchester University.

Joseph W. Condon has served as our Vice President of Operations since June 2003. From March 2000 until 2003, he served as vice president of operations for Stryker Howmedica Osteonics. Mr. Condon has 15 years of experience running manufacturing facilities for Stryker Howmedica Osteonics and Stryker Medical, as well as Atwood Automotive and KL Spring and Stamping Corporation. Mr. Condon’s leadership practices have been published in the Corporate Leadership Council’s Fall 2002 edition of The Hourly Employee: Best Practices in Increasing Engagement and Retention. Mr. Condon earned a bachelor’s degree in mechanical engineering from University of Illinois at Chicago and a master’s in business administration from Illinois Institute of Technology.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on the Nasdaq Stock Market under the symbol “RTIX.” The following table sets forth the range of high and low sales prices for our common stock for each quarterly period in the last two fiscal years.

2006	High	Low
First Quarter	$8.25	$6.86
Second Quarter	$8.24	$6.10
Third Quarter	$7.18	$4.87
Fourth Quarter	$7.19	$5.59

2007	High	Low
First Quarter	$7.89	$5.12
Second Quarter	$11.94	$7.12
Third Quarter	$11.99	$9.05
Fourth Quarter	$11.40	$8.23

As of February 20, 2008, we had 196 stockholders of record of our common stock. The closing sale price of our common stock on February 20, 2008 was $8.66 per share.

Stock Performance Graph

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of: (1) a broad equity market index, and (2) a published industry or line-of-business index. We selected the Standards & Poors Biotechnology Index based on our good faith determination that this index fairly represents the companies which compete in the same industry or line-of-business as we do. The chart below compares our common stock with the Nasdaq Composite Index and the Standards & Poors Biotechnology Index and assumes an investment of $100 on December 31, 2002 in each of the common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Standards & Poors Biotechnology Index.

Dividend Policy

We have never paid cash dividends. We do not expect to declare or pay any dividends on our common stock in the foreseeable future, but instead intend to retain all earnings, if any, to invest in our operations. In addition, our credit facility restricts our ability to pay dividends. The payment of future will depend upon our future earnings, if any, our capital requirements, financial condition, debt covenant terms, and other relevant factors.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has two stock-based compensation plans under which employees, consultants and outside directors receive stock options and other equity-based awards. At December 31, 2007, awards relating to 3,727,739 shares were outstanding, and 1,226,551 shares remained available for the grant of awards under our plans. For the year ended December 31, 2007, employees and outside directors of the Company were granted 642,000 stock options under the plans. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest no later than five years from the date of grant.

	Equity Compensation Plan Information
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,727,739	$7.59	1,226,551
Equity compensation plans not approved by security holders	—	—	—

Total	3,727,739	$7.59	1,226,551

Item 6.	SELECTED FINANCIAL DATA.

The statement of operations data set forth below for the years ended December 31, 2004 and 2003, and the balance sheet data set forth as of December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements and accompanying notes which are not included elsewhere in this Form 10-K.

The statement of operations data set forth below for the years ended December 31, 2007, 2006, and 2005, and selected balance sheet data as of December 31, 2007 and 2006 have been derived from our audited consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2007 and 2006 and for the three years ended December 31, 2007 are included elsewhere in this Form 10-K. The selected consolidated financial data set forth below should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and accompanying notes included elsewhere in this document.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues:
Fees from tissue distribution	$88,708	$70,158	$72,337	$89,603	$73,299
Other revenues	5,499	3,812	2,862	3,100	2,211

Total revenues	94,207	73,970	75,199	92,703	75,510
Costs of processing and distribution	56,557	54,647	55,457	55,526	42,766

Gross profit	37,650	19,323	19,742	37,177	32,744

Expenses:
Marketing, general and administrative	31,040	27,252	23,350	23,224	23,104
Research and development	5,190	5,403	5,003	3,838	2,852
Gain on business exchange	(197)	—	—	—	—
Asset impairments and abandonments	4,185	4,202	336	136	169
Total expenses	40,218	36,857	28,689	27,198	26,125

Operating (loss) income	(2,568)	(17,534)	(8,947)	9,979	6,619

Other (expense) income:
Interest expense	(753)	(898)	(862)	(967)	(981)
Interest income	849	934	361	96	235

Total other income (expense)—net	96	36	(501)	(871)	(746)

(Loss) income before income tax benefit (expense)	(2,472)	(17,498)	(9,448)	9,108	5,873
Income tax benefit (expense)	376	6,373	3,897	(2,953)	483

Net (loss) income	$(2,096)	$(11,125)	$(5,551)	$6,155	$6,356

Net (loss) income per common share—basic	$(0.07)	$(0.37)	$(0.20)	$0.23	$0.24

Net (loss) income per common share—diluted	$(0.07)	$(0.37)	$(0.20)	$0.23	$0.24

Weighted average shares outstanding—basic	29,824,816	29,753,166	27,754,003	26,593,030	26,365,348

Weighted average shares outstanding—diluted	29,824,816	29,753,166	27,754,003	27,063,283	26,999,175

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$18,560	$15,509	$25,559	$11,484	$10,051
Working capital	70,621	56,784	69,597	54,192	40,196
Total assets	135,966	129,808	142,262	124,730	136,353
Long-term obligations—less current portion	1,875	3,401	5,606	7,919	621
Total stockholders’ equity	111,643	109,890	117,813	99,602	92,397

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

Proposed Merger

On November 12, 2007, the Company entered into an Agreement and Plan of Merger with Tutogen and Rockets FL Corp., a newly formed, wholly owned subsidiary of Regeneration Technologies. Under the terms of the Agreement, Rockets FL Corp. shall be merged with and into Tutogen, with Tutogen being the surviving corporation. As a result, Tutogen will become a wholly-owned subsidiary of the Company.

Statements in the following discussion and analysis relating to the Company’s business strategies, operating plans, planned expenditures, expected capital requirements and other forward-looking statements regarding the Company’s business do not take into account potential future impacts of the Company’s proposed merger with Tutogen.

Management Overview

In 2007, we achieved record revenues of $94.2 million and incurred a net loss of $2.1 million. Revenues continue to be driven primarily by the spinal allograft implant product category, which represents approximately 44% of our revenues and which is distributed by MSD. Revenues from spinal allografts increased to $41.1 million, as compared to $35.1 million for the years ended December 31, 2007 and 2006. Revenues from sports medicine allografts increased $12.7 million to $27.7 million for the year ended December 31, 2007 compared to $15.0 million for the year ended December 31, 2006. The significant improvement in sports medicine revenues were driven by the company’s distribution network delivering numerous types of tendons to meet the demand for ACL and other soft tissue reconstruction surgeries. In addition, available implants increased with the market acceptance of the assembled tendon line and the introduction of the BioCleanse® sterilized Achilles tendon and BioCleanse® sterilized meniscus. Bone graft substitutes revenues increased by $3.5 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. Cardiovascular revenues of $5.6 million decreased significantly to $2.0 million as a result of our decision in 2006 to exit the cardiovascular business.

We are committed to maximizing distribution growth in all product categories for 2008 and beyond. In 2007, we have added distribution relationships with Pioneer for bone graft substitutes for use in the spine and orthopedics, Blackstone, and Stryker for spinal allograft implants, Wright for xenograft for ankle reconstructions, and with Zimmer for bone graft substitute implants. In September 2006, we amended our distribution agreement with MSD removing exclusivity restrictions and allowing us to distribute spinal allograft implants through other channels.

During 2007, we increased efforts with our tissue recovery relationships to maintain and grow our available tissue supplies. In November 2006, we opened a new recovery center based in Dallas, Texas to service more than 220 hospitals in the organ procurement organization service area. We are working with Southwest Transplant Alliance, the federally designated organ procurement organization for the area. In addition, we entered tissue sourcing arrangements for tissue with both Tutogen and CryoLife in late 2006, which impacted this area in 2007.

We have a long-term product development plan to steadily introduce new products. We expect to continue our research and development spending at similar levels in 2007 as a percentage of revenues in an effort to support our product development introduction plan. Our scientists are focusing their studies on delivering optimal regenerative medicine solutions, by achieving higher levels of osteoinductivity and osteoconductivity through allograft, and expanding the availability of tissue implants through the use of the BioCleanse® process technology to sterilize animal tissue or xenograft. We continue to develop new processing technologies to accelerate the introduction of new tissue implants and to raise the bar for tissue safety.

Our goals for 2008 are to build on the Company’s competitive strengths as we focus on our future. There are several long-term strategies which we focus on in order to meet our goals. The key strategies are:

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

In addition, if our shareholders approve the merger with Tutogen, a significant amount of effort will be required in 2008 and 2009 to successfully integrate the companies.

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

Long-lived assets include certain long-term investments, such as our investment in Lifeline Scientific, Inc. (formerly Organ Recovery Systems, Inc.), (“LSI”) and the goodwill associated with our acquisition of Regeneration Technologies, Inc. – Cardiovascular (formerly Alabama Tissue Center, Inc.). The fair value of these long-term investments is dependent on their performance, as well as volatility inherent in the external markets for these investments. These determinations require complex calculations based on estimated future benefit and fair value. We have often made investments for which the expected future benefit has not been easily estimated. Examples of such investments include, but are not limited to, our acquisition of Regeneration Technologies, Inc. – Cardiovascular (formerly Alabama Tissue Center, Inc.); our investment in LSI; our investment in equipment; and our investment in obtaining patents. In assessing potential impairment for these investments, we consider these factors as well as forecasted financial performance. If forecasts are not met, impairment charges may be required.

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

Fair Value of Stock Options.    Until December 31, 2005 we elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for our employee stock options as allowed pursuant to FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation, (“SFAS 148”). Accordingly, no compensation expense related to the granting of stock options has been recognized for the year ended December 31, 2005.

As noted in Note 2 to the consolidated financial statements, “New Accounting Standards”, in December 2004, the FASB issued FASB Statement No. 123(R), Accounting for Stock-Based Compensation, (“SFAS 123(R)”) that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Had compensation cost for our stock option plans been determined on the basis of fair value at the grant date for awards under those plans, consistent with this statement and using our existing valuation method for our employee stock options, the Black-Scholes option pricing model, we estimate that our net loss for the year ended December 31, 2005 would have been increased by 27%. However, these calculations use option valuation models that use highly subjective assumptions, including expected stock price volatility. Therefore, our results of operations could be materially different if different assumptions are used.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our financial statements.

Off Balance-Sheet Arrangements

As of December 31, 2007, there were no off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Regulatory Actions

•	May 2007: Korean Food and Drug Administration approved the xenograft implant Sterling Interference Screw ST for distribution in Korea.

•	May 2007: FDA cleared a 510(k) for the STERLING® IF Screw Eyelet xenograft implant.

•	October 2007: FDA cleared a 510(k) for the CANCELLO-PURE™ Evans/Cotton xenograft implants, distributed by Wright.

•	October 2007: RTI obtained the certificate necessary to apply the CE Mark to the CANCELLO-PURE™ Evans/Cotton xenograft implants, distributed by Wright.

•	October 2007: FDA issued RTI a small business identification number, qualifying RTI for reduced user fees through the end of September 2008.

•

November 2007: EDQM determined RTI’s xenograft implant material meets its safety requirements with respect to bovine spongiform encephalopathy (BSE), and issued a Certificate of Suitability for RTI’s xenograft implant material.

•	December 2007: In response to new Canadian regulations affecting allograft products, RTI registered with Health Canada to enable continued distribution of allograft products in Canada.

Certifications, Accreditations and Inspections

•	February 2007: U.S. Food and Drug Administration inspection at the RTI Cardiovascular, Birmingham, Alabama facility

•	March 2007: American Association of Tissue Banks reaccreditation inspection at the RTI Donor Services Southeast Division, Marietta, Georgia facility

•	March 2007: U.S. Food and Drug Administration inspection at the RTI Donor Services Midwest Division, Madison, Wisconsin facility

•	March 2007: U.S. Food and Drug Administration inspection at the RTI Donor Services Texas Division, Dallas, Texas facility

•	May 2007: ISO 13485 recertification audit at the RTI Alachua, Florida facility

•	May 2007: State of Florida xenograft unit inspection at the RTI Alachua, Florida facility

•	July 2007: American Association of Tissue Banks accreditation inspection for cardiovascular storage and distribution at the RTI Alachua, Florida facility

•	August 2007: State of Georgia inspection at the RTI Donor Services Southeast Division, Marietta, Georgia facility

•	December 2007: State of New York laboratory inspection at the RTI Alachua, Florida facility

All certifications and accreditations were renewed or continued and no regulatory actions are pending from the state and federal inspections.

In October 2005, RTI initiated a voluntary recall of all allograft processed from tissue supplied by BTS. The activities associated with this recall were on-going throughout 2007. The remaining activities relate to litigation arising from the BTS product recall.

Results of Operations

The following table sets forth, in both dollars and as a percentage of revenues, the results of our operations for the years indicated:

	Year Ended December 31,
	2007		2006		2005
	(Dollars in thousands)
Statement of Operations Data:
Revenues:
Fees from tissue distribution	$88,708		$70,158		$72,337
Other revenues	5,499		3,812		2,862

Total revenues	94,207	100.0%	73,970	100.0%	75,199	100.0%
Costs of processing and distribution	56,557	60.0	54,647	73.9	55,457	73.7

Gross profit	37,650	40.0	19,323	26.1	19,742	26.3

Expenses:
Marketing, general and administrative	31,040	32.9	27,252	36.8	23,350	31.1
Research and development	5,190	5.5	5,403	7.3	5,003	6.7
Gain on business exchange	(197)	(0.2)	—	—	—	—
Asset impairment and abandonments	4,185	4.4	4,202	5.7	336	0.4

Total expenses	40,218	42.7	36,857	49.8	28,689	38.2

Operating loss	(2,568)	(2.7)	(17,534)	(23.7)	(8,947)	(11.9)

Other income (expense):
Interest expense	(753)	(0.9)	(898)	(1.3)	(862)	(1.2)
Interest income	849	0.9	934	1.3	361	0.5

Total other income (expense)—net	96	—	36	—	(501)	(0.7)

Loss before income tax benefit	(2,472)	(2.7)	(17,498)	(23.7)	(9,448)	(12.6)
Income tax benefit	376	0.5	6,373	8.7	3,897	5.2

Net loss	$(2,096)	(1.8)%	$(11,125)	(15.0)%	$(5,551)	(7.4)%

2007 Compared to 2006

Revenues.    Our revenues, which consist primarily of fees from tissue distributions, increased by $20.2 million, or 27.4%, to $94.2 million for the year ended December 31, 2007 from $74.0 million for the year ended December 31, 2006.

Spinal Constructs—Revenues from spinal allografts increased $6.0 million, or 17.1%, to $41.1 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. Unit volumes were up 15.3% as a result of higher distributions of both lumbar and cervical grafts to both current and new distributors. Average revenue per unit increased by 1.5% due to price increases and changes in product mix.

Sports Medicine—Revenues from sports medicine allografts increased $12.7 million, or 85.1%, to $27.7 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. Sports medicine revenues increased as a result of increases in unit volume of 43.5% and average revenue per unit increasing by 28.9% primarily due to changes in the mix of implants distributed. Unit volumes were up primarily due to higher numbers of tendons distributed, including our assembled tendons.

Bone Graft Substitutes—Revenues from bone graft substitute allografts increased $3.5 million, or 26.0%, to $17.0 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. Bone graft substitute allograft revenues increased as a result of unit volumes increasing by 18.7%, and average revenue per unit increasing 5.9% due to changes in mix of implants distributed.

General Orthopedic—Revenues from general orthopedic allografts increased $24,000, or 2.5%, to $993,000 for the year ended December 31, 2007 compared to the year ended December 31, 2006. General orthopedic revenues for the period increased due to changes in the overall mix of products distributed.

Cardiovascular—Revenues from cardiovascular allografts decreased $3.7 million, or 65.4%, to $2.0 million for the year ended December 31, 2007 compared to the year ended December 31, 2006, as a result of our exiting the cardiovascular processing business effective January 1, 2007. Cardiovascular unit distributions decreased 48.6% as compared to the year ended December 31, 2006. We continued to distribute remaining tissue inventory which existed as of January 1, 2007.

Other revenues—Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, grants, deferred revenues, shipping fees, distribution of reproductions of our allografts to distribute for demonstration purposes, and restocking fees, increased $1.7 million, or 44.3%, to $5.5 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase is primarily related to higher amounts of tissue recovered for other tissue processors.

Costs of Processing and Distribution.    Costs of processing and distribution increased $1.9 million, or 3.5%, to $56.6 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. As a percentage of revenues, costs of processing and distribution decreased from 73.9% for the year ended December 31, 2006 to 60.0% for the year ended December 31, 2007.

The increase in cost of processing and distribution was primarily due to higher levels of sports medicine tissue processed with higher average costs in 2007 compared to the prior year. Total sports medicine units processed were 41.1% higher for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease in cost of processing as a percentage of revenues is due primarily to higher average revenue per unit on sports medicine products, as well as sports medicine revenues increasing as a proportion to total revenue, representing 29.4% of total revenues as compared to 20.2% in the prior year.

Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses increased by $3.8 million, or 13.9%, to $31.0 million for the year ended December 31, 2007 from $27.3 million for the year ended December 31, 2006. The increase was primarily due to increased distributor commissions of $2.1 million, an increase in amortization expense of $574,000, and an increase in legal expenses of $482,000 as well as an increase in payroll and benefits expense of $1.8 million, which included an increase in management incentive plan of $800,000. This was offset by a decrease in consulting expenses of $346,000, and a decrease in accounting expenses of $308,000. Marketing, general and administrative expenses decreased as a percentage of revenues from 36.8% for the year ended December 31, 2006 to 32.9% for the year ended December 31, 2007.

Research and Development Expenses.    Research and development expenses decreased by $213,000, or 3.9%, to $5.2 million for the year ended December 31, 2007 from $5.4 million for the year ended December 31, 2006. As a percentage of revenues, research and development expenses decreased from 7.3% for the year ended December 31, 2006 to 5.5% for the year ended December 31, 2007 as a result of an increase in revenues without a commensurate increase in research and development expenses.

Gain on Business Exchange.    On December 15, 2006 the Company entered into an Exchange and Service Agreement with CryoLife, whereby on January 1, 2007 the Company transferred certain rights of its cardiovascular business for certain rights of CryoLife’s orthopedic sports medicine business which resulted in a gain of $197,000. No cash was exchanged in the transaction. The transaction was treated as a non-monetary exchange in the current year and the fair value of certain assets in the Company’s cardiovascular business, including the Company’s goodwill, was exchanged for intangibles related to CryoLife’s orthopedic sports medicine business.

Asset Impairments and Abandonments.    We recognized a $4.2 million loss on asset impairment and abandonments during the year ended December 31, 2007 as compared to $4.2 million for the year ended December 31, 2006. The asset impairments in 2007 resulted primarily from an other than temporary asset impairment in the value of the assets of our cardiovascular business, including leasehold improvements, of $2.9 million. We also recorded an other than temporary asset impairment in our investment in LSI, as a result of being negatively impacted by operational and financing events. Accordingly, in the fourth quarter of 2007 we recorded an additional write-down of $1.1 million dollars in our investment in LSI. Lastly, we charged off intangibles of $80,000 for deferred patent and trademark expenses relating to abandoned research and development projects.

Other Income and Expense—Net.    Net interest income was $96,000 for the year ended December 31, 2007 compared to $36,000 for the year ended December 31, 2006. Interest income decreased by $85,000 for the year ended December 31, 2007, to $849,000 from $934,000 for the year ended December 31, 2006. The decrease in interest income is due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents as a result of lower average excess cash balances. Interest expense decreased by $145,000 for the year ended December 31, 2007 to $753,000 from $898,000 for the year ended December 31, 2006 due to the lower interest paid on long-term obligations as a result of lower loan and capital lease balances.

Income Tax Benefit.    Income tax benefit for the year ended December 31, 2007 was $376,000, compared to $6.4 million for the year ended December 31, 2006. Our effective tax rate for the year ended December 31, 2007 was 15.2% compared to 36.4% for the year ended December 31, 2006. Our effective tax rate for the year ended December 31, 2007 as compared to 2006 was negatively impacted by non-deductible stock compensation expense.

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

Sports Medicine—Revenues from sports medicine allografts increased $4.4 million, or 41.9%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Sports medicine revenues increased primarily as a result of changes during the second half of 2005 in the way in which these products are distributed. Our direct distribution network commenced July 1, 2005 and distributes the product directly to end users as opposed to working through a distributor relationship, which resulted in higher revenue. Accordingly, the average revenue per unit for sports medicine allografts distributed increased by 22.7%, while unit volume distributions of our sports medicine allografts increased 15.0% for the year ended December 31, 2006 compared to the prior year. Unit volume increased as higher numbers of tendons were distributed including our assembled tendons which were introduced in the fourth quarter of 2006.

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

General Orthopedic—Revenues from general orthopedic allografts decreased $31,000, or 3.1%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Unit volumes of general orthopedic implants increased 28.8% due to higher distribution of conventional tissues with lower average selling prices; however, revenue decreased due to the overall mix of products distributed.

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

Other revenues—Other revenues increased $1.0 million, or 33.2%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Other revenues consist of tissue recovery fees, biomedical laboratory fees, grants, manufacturing royalties, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees. The increase in other revenues is primarily related to higher volumes of tissue recovered for other tissue processors which increased fees by $922,000 for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Costs of Processing and Distribution.    Costs of processing and distribution of $54.6 million decreased $810,000, or 1.5%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. As a percentage of revenues, these costs increased from 73.7% for the year ended December 31, 2005 to 73.9% for the year ended December 31, 2006.

The cost of processing and distribution for the year ended December 31, 2006 included a charge of $2.9 million related to exiting the cardiovascular business primarily representing inventory write-downs. In 2005, the cost of processing and distribution included a $3.5 million charge related to a recall of donor tissue received from BTS.

In addition, the proportion of cervical units produced for the year ended December 31, 2006 increased compared to the year ended December 31, 2005. The per unit cost to produce cervical units is 9.1% greater as a percentage of spinal constructs revenue than that for our spinal lumbar units.

Our costs of processing and distribution continues to be affected by our production plant running lower than normal capacity levels due to lower orders for our implants and the mix of products produced and shipped for the year ended December 31, 2006. As a result, our fixed costs per unit produced were 17.2% higher for the year ended December 31, 2006 compared to the year ended December 31, 2005. Lastly, stock-based compensation expense included in costs of planning and distribution was $465,000, as the Company implemented SFAS No. 123R, Share-Based Payment (“SFAS 123R”), effective January 1, 2006.

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

Asset Impairments and Abandonments.    We recognized a loss on asset impairment and abandonments of $4.2 million during the year ended December 31, 2006 as compared to $336,000 for the year ended December 31, 2005. The other than temporary asset impairment in 2006 resulted from our investment in LSI, being negatively impacted by operational and financing events. Accordingly, we recorded a write-down of $4.1 million dollars in our investment in LSI. We also charged off intangibles of $69,000 for deferred patent and trademark expenses relating to abandoned research and development projects.

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

Liquidity and Capital Resources

Cash Flows.

Our net cash provided by operating activities was $7.1 million for the year ended December 31, 2007, as compared to net cash used in operating activities of $6.7 million for the year ended December 31 2006. During the year ended December 31, 2007, cash was provided by an increase in accrued expenses of $1.9 million primarily relating to annual incentive compensation and merger related expenses, an increase in other long-term liabilities of $460,000 as a result of our adoption of FIN48, relating to a reclassification of a valuation allowance recorded in noncurrent deferred tax assets to unrecognized tax benefits included in other long-term liabilities resulting from our income tax positions, an increase in intangibles of $2.7 million resulting from the Cryolife exchange transaction, a decrease in other assets of $242,000, and an increase in deferred revenue of $5.0 million related to the Zimmer distribution agreement. During the year ended December 31, 2007, primary uses of cash were a net loss of $2.1 million inclusive of non-cash adjustments, an increase in accounts receivable of $802,000 due to higher revenue in the fourth quarter, an increase in inventories of $4.3 million primarily due to increase in tissue in process, an increase in prepaid and other current assets of $4.3 million, an increase in other intangible assets of $3.4 million due to the Cryolife exchange transaction, in which we received intangibles related to CryoLife’s orthopedic sports medicine business, and a decrease in accounts payable of $1.4 million. The new Zimmer distribution agreement resulted in deferred revenue of $5.0 million, of which $4.0 million is receivable at December 31, 2007, and is included in other current assets. Significant non-cash adjustments to operating activities for the year ended December 31, 2007 included depreciation and amortization expense of $5.6 million, a provision for inventory write-downs of $1.5 million, stock-based compensation of $3.0 million, and an other than temporary asset impairment of $4.1 million. Our net cash used in operating activities was $6.7 million for the year ended December 31, 2006. During the year ended December 31, 2006, cash was provided by an increase in accounts payable of $679,000 due primarily to increased amounts due for recoveries of donated tissue and an increase in accrued expenses of $104,000. During the year ended December 31, 2006, primary uses of cash were a net loss of $11.1 million inclusive of non-cash adjustments, an increase in accounts receivable of $491,000 due to timing of revenues, an increase in inventories of $2.3 million due to increased unprocessed donor tissue, an increase in prepaid and other current assets of $109,000, and a net increase in other assets of $2.8 million which included a $3.0 million buyout of exclusivity rights. Significant non-cash adjustments to operating activities for the year ended December 31, 2006 included depreciation and amortization expense of $5.2 million, an increase of inventory write-downs of $3.9 million, an increase in deferred income tax benefit of $6.4 million, stock-based compensation of $3.1 million, and an other than temporary asset impairment of $4.1 million.

Our cash used in investing activities was $2.6 million for the year ended December 31, 2007 compared to $1.1 million for the year ended December 31, 2006. Our investing activities in 2007 consisted of purchases of property, plant, and equipment of $2.2 million, and expenses related to business combination of $492,000, offset by proceeds from the sale of equipment in the amount of $80,000 from our cardiovascular processing facility in Birmingham, Alabama. Our investing activities in 2006 consisted of purchases of property, plant, and equipment of $1.3 million, offset by proceeds from the sale of equipment in the amount of $200,000 from our cardiovascular processing facility in Birmingham, Alabama. Since we have exited the cardiovascular business we are attempting to assign our lease and sell the leasehold improvements and equipment.

Our net cash used in financing activities was $1.4 million for the year ended December 31, 2007 compared to net cash used by financing activities of $2.2 million for the year ended December 31, 2006. Cash used in financing activities for the year ended December 31, 2007 consisted of $2.3 million of payments made on our outstanding long-term obligations, offset by proceeds from exercises of stock options of $725,000, and excess tax benefit from exercise of stock options of $150,000. Cash used in financing activities for the year ended December 31, 2006 consisted of $2.2 million of payments made on our outstanding long-term obligations, offset by proceeds from exercises of stock options of $47,000.

Liquidity.

As of December 31, 2007, we had $18.6 million of cash and cash equivalents and $7.2 million available under our revolving line of credit. We believe that our working capital as of December 31, 2007, together with our borrowing ability under our revolving line of credit, will be adequate to fund our on-going operations.

Our accounts receivable days sales outstanding were 38 as of December 31, 2007 and 46 as of December 31, 2006. The decrease was due to successful collections efforts. Our inventory days outstanding were 248 as of December 31, 2007, compared to 252 as of December 31, 2006.

Certain Commitments.

On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer with an initial term of 10 years. The distribution agreement relates to certain new products currently in production. As part of the agreement, Zimmer agreed to make two payments to the Company totaling $5.0 million for the aforementioned exclusive distribution rights, and maintain certain minimum order volumes. The first payment of $1.0 million was made at the time of entering the agreement. The second payment of $4.0 million is expected to be paid in the first quarter of 2008. The $5.0 million exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation. This agreement was expanded to include additional grafts through an Amendment executed on December 14, 2007.

On December 15, 2006, the Company and CryoLife entered an agreement where we, effective January 1, 2007, transferred certain rights of our cardiovascular business for certain rights of CryoLife’s orthopedic sports medicine business. Under the agreement we will continue to distribute our existing cardiovascular tissue inventory and CryoLife will continue to distribute its existing orthopedic tissue inventory through June 30, 2008. After that date, CryoLife will become entitled to distribute our remaining cardiovascular tissue inventory and we will become entitled to distribute CryoLife’s remaining orthopedic tissue inventory through December 31, 2008. Under the agreement, from July 1, 2008 through December 31, 2016, CryoLife has agreed not to market or solicit orders for certain human orthopedic tissues for sports injuries and we have agreed not to market or solicit orders for human cardiac and vascular tissues.

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

We paid MSD a fee of $3.0 million upon execution of the Fourth Amendment to buyout exclusivity provisions under the former distribution agreement. The Fourth Amendment requires us to pay MSD a royalty on any transfer fees from new spinal allograft distributors. In addition to other changes in the fee schedules, the Fourth Amendment provided for MSD to pay us a processing fee surcharge related to allograft processed and shipped during the months of June, 2006 through September, 2006 as follows: June, 2006, $672,000, July, 2006, $500,000, August, 2006, $500,000, and September 2006, $328,000. The agreement includes increases to transfer fees of approximately 10%. The fees became effective October 1, 2006.

On February 20, 2004, we entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9.0 million five-year term loan and a five-year $16.0 million revolving line of credit. The $9.0 million term loan calls for monthly principal payments of $125,000. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (8.85% at December 31, 2007). Under the $16.0 million revolving line of credit, we can borrow up to the maximum eligible amount, based on certain outstanding receivables of which $7.2 million is available at December 31, 2007. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at December 31, 2007. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and certain property and equipment.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. The original credit agreement included a requirement to maintain certain financial covenant ratios computed on a four-quarter rolling average, including operating cash flows to fixed charges, senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and total debt to EBITDA, as defined in the agreement. In the second quarter of 2006, the lender replaced all financial covenants with a minimum liquidity requirement of $6.0 million. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash. We exceeded the $6.0 million minimum liquidity requirement as of December 31, 2007.

The following table provides a summary of our debt obligations, operating lease payments, estimated future expenditures, other purchase obligations, and unrecognized tax benefits as of December 31, 2007.

	Contractual Payments Due by Period
	Total	2008	2009	2010	2011
	(In thousands)
Debt obligations(1)	$3,375	$1,500	$1,875	$—	$—
Operating lease payments(2)	1,080	581	277	158	64
Estimated future expenditures(3)	200	200	—	—	—
Other purchase obligations(4)	941	941	—	—	—
Unrecognized tax benefits(5)	—	—	—	—	—

Total	$5,596	$3,222	$2,152	$158	$64

(1)

These amounts are included on our Consolidated Balance Sheets, excluding interest, which is estimated to be $285 for the next two years based upon an assumed interest rate of 9.50%, representing the effective interestrate as of December 31, 2007.

(2)	Our operating lease obligations are described in Note 18 of the Notes to the Consolidated Financial Statements.
(3)	These amounts consisted of contractual obligations for tissue recovery development grants.
(4)	Our other purchase obligations consisted of our issued and outstanding purchase orders as of December 31, 2007.
(5)	Our unrecognized tax benefits of $460 at December 31, 2007 was excluded due to the uncertainty of reliable estimates about the period of cash settlement.

As of December 31, 2007, we had federal and state net operating loss carryforwards of $14.6 million and $27.6 million, respectively, and research and experimentation tax credit carryforwards of $3.2 million. We anticipate a portion of these amounts will be utilized to offset our tax liability in 2008, with any remainder used in ensuing years. When these carryforwards are fully utilized, they will increase our cash flows by $8.2 million due to the reduction in taxes payable.

Impact of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and processing tools and supplies. We do not believe that the relatively low rates of inflation experienced in the United States since the time we began operations have had any material effect on our business.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2008. However, we cannot assure that interest rates will not significantly change in 2008. We do not enter into derivatives or other financial instruments for trading or speculative purposes. A 1.0% increase in interest rates would not have a material effect on our results of operations.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data required in this item are set forth at the pages indicated in Item 15(a)(1).

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.    CONTROLS AND PROCEDURES.

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-15 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting appears on page 69. This section should be read in conjunction with the certifications and the Deloitte & Touche LLP report for a more complete understanding of the topics presented.

As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. This report appears on page 69.

Item 9B.    OTHER INFORMATION.

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of the directors and executive officers of the Company, the positions and offices held by each of them with the Company, and the period during which each served in such position.

Name	Age	Offices/Position	Period Served in Office/Position
Brian K. Hutchison	48	President, Chief Executive Office & Chairman of the Board	2001—present
Thomas F. Rose	57	Vice President of Finance, Chief Financial Officer and Secretary of the Board	2002—present
Roger W. Rose	48	Executive Vice President Vice President	2004—present 2002—2004
Caroline A. Hartill	51	Vice President of Quality Assurance and Regulatory Affairs and Chief Scientific Officer	2001—present 2007—present
Joseph W. Condon	46	Vice President of Operations	2003—present
Philip R. Chapman	46	Director	1998—present
Peter F. Gearen	59	Director	1998—present
Michael J. Odrich	44	Director	1998—present
David J. Simpson	61	Director	2002—present
Gregory P. Rainey	55	Director	2007—present
Julianne M. Bowler	44	Director	2007—present

The following is a summary of the business experience of each of the persons listed in the above referenced table.

Brian K. Hutchison has served as our President and Chief Executive Officer since December 2001, and became Chairman of the Board in December 2002. Prior to this time, Mr. Hutchison served 12 years in various positions for Stryker, a leading worldwide medical services company. In 1999, Mr. Hutchison was named senior vice president and chief operating officer of Stryker Howmedica Osteonics division and was instrumental in implementing the merger between Pfizer’s Howmedica Division and Stryker’s Osteonics Division. Mr. Hutchison served most recently as vice president, worldwide product development and distribution. Mr. Hutchison earned a bachelor’s degree in business administration from Grand Valley State University in 1981. Mr. Hutchison also completed the Program for Management Development from Harvard Business School in 1995.

Thomas F. Rose has served as our Vice President, Chief Financial Officer and Secretary since May 2002. Mr. Rose served the previous ten years as vice president and chief financial officer at A. M. Todd Group, an international flavor and fragrance company. From 1988 to 1991, Mr. Rose was vice president and corporate controller for Sotheby’s Holdings Inc. in New York. Prior to this, Mr. Rose was an audit partner with Ernst & Whinney (currently Ernst & Young) in New York, providing audit, tax and consulting services for clients in a variety of industries for 15 years. Mr. Rose earned a bachelor’s degree in business administration from Western Michigan University in Kalamazoo. Mr. Rose has also completed numerous executive education courses at University of Michigan and Northwestern University focusing on strategy and organizational issues.

Roger W. Rose has served as our Executive Vice President since October 2004 and our Vice President of Distribution, Marketing and Donor Services since December 2002. Prior to joining us in October 2002, Mr. Rose served seven years in various positions with Stryker, including vice president of sales and vice president of marketing for Stryker’s medical division. Mr. Rose also has extensive experience in healthcare sales and marketing with 20 years of service with healthcare companies such as Stryker, Johnson & Johnson, Herman Miller and Nellcor. Mr. Rose holds a bachelor’s degree in business administration from Western Michigan University and has completed continuing education courses in finance, medical marketing and leadership.

Caroline A. Hartill has served as our Vice President of Quality Assurance and Regulatory Affairs since December 2002, our Executive Director of Quality Assurance and Regulatory Affairs since October 2001, and was named Chief Scientific Officer in March 2007. Prior to that, Ms. Hartill was an independent consultant working with biotechnology and medical device companies worldwide. Earlier, Ms. Hartill worked for the British Standards Institute (UK) and the Ministry of Defence (UK). Ms. Hartill earned a bachelor’s degree in health sciences from Birmingham University in England, as well as a master’s degree in management from the University of Wolverhampton in England. Ms. Hartill has also earned master’s level credits in sterilization science from Manchester University.

Joseph W. Condon has served as our Vice President of Operations since June 2003. From March 2000 until 2003, he served as vice president of operations for Stryker Howmedica Osteonics. Mr. Condon has 15 years of experience running manufacturing facilities for Stryker Howmedica Osteonics and Stryker Medical, as well as Atwood Automotive and KL Spring and Stamping Corporation. Mr. Condon’s leadership practices have been published in the Corporate Leadership Council’s Fall 2002 edition of The Hourly Employee: Best Practices in Increasing Engagement and Retention. Mr. Condon earned a bachelor’s degree in mechanical engineering from University of Illinois at Chicago and a master’s in business administration from Illinois Institute of Technology.

Philip R. Chapman has served as a member of our Board of Directors since we began operations in February 1998. Mr. Chapman is the President of Venad Administrative Services, Inc., and has been a general partner of Adler & Company since 1995. From 1991 until 1995, Mr. Chapman served as a principal of Adler & Company. From 1981 until 1989, Chapman served as a senior consultant at Booz Allen & Hamilton International. Mr. Chapman is also a Director of Shells Seafood Restaurants, Inc. Mr. Chapman holds a bachelor’s degree and masters of business administration degree from Columbia University.

Dr. Peter F. Gearen has served as a member of our Board of Directors since we began operations in February 1998. Dr. Gearen was Chief of Staff at the Shands Hospital at the University of Florida and served as Assistant Dean of Clinical Affairs at the University of Florida College of Medicine from 1992 until 1999. Dr. Gearen also has been an Associate Professor of Orthopedics at the University of Florida College of Medicine since 1993. Dr. Gearen was appointed Chairman of the Department of Orthopedics in May 2002. Dr. Gearen holds a B.A. from Spring Hill College and an M.D. from the Stritch Loyola Medical School.

Michael J. Odrich has served as a member of our Board of Directors since we began operations in February 1998. Mr. Odrich is a Managing Director of Lehman Brothers, Inc. and head of its Private Equity Division. Mr. Odrich also is a member of the Lehman Brothers Management Committee and Investment Committee. Mr. Odrich has served as a director of Active Software, Inc. since 1997 and PEMSTAR, Inc. since 1998. Mr. Odrich holds a B.A. from Stanford University and received an M.B.A. from Columbia University.

David J. Simpson has served as a member of our Board of Directors since October 2002. Mr. Simpson formerly served as Chief Financial Officer and Secretary of Stryker Corporation, a leading worldwide medical products and services company, from June 1987 until January 1, 2003, and served as a non-executive officer of Stryker Corporation until December 31, 2007. Mr. Simpson earned a bachelor’s degree of business administration in accounting and finance from Western Michigan University and attended the Advanced Management Program at Harvard University. Mr. Simpson also serves on the Board of Directors of Kinetic Concepts, Inc., a medical technology company.

Gregory P. Rainey joined our Board of Directors in March 2007. Mr. Rainey is the president of CCI Performance Group, a sales and marketing consulting company. Prior to opening CCI Performance Group in 2004, Mr. Rainey served 10 years with Stryker Corporation, most recently as vice president of sales for Stryker’s

Orthopedic Division for four years. Previous to Stryker, Mr. Rainey served as director of sales for Joint Medical Corporation, as well as sales positions with U.S. Surgical Corporation. Mr. Rainey earned a bachelor’s degree in biology from Loyola University.

Julianne M. Bowler joined our Board of Directors in May 2007. Ms. Bowler served as commissioner of insurance for the Massachusetts Division of Insurance, based in Boston, Mass, from March 2002 to January 2007. Ms. Bowler has more than 10 years of experience in insurance regulation and health policy for companies such as Blue Cross Blue Shield of Massachusetts and the University of Massachusetts Medical Center, including 9 years with the Massachusetts Division of Insurance. Ms. Bowler has a bachelor’s degree in philosophy from Assumption College in Worcester, Mass., and a master’s degree in philosophy from the University of Dallas in Dallas, Texas. Ms. Bowler was a doctoral candidate in biomedical ethics at Georgetown University in Washington, D.C., and received her master’s degree in business administration with a concentration in finance from the University of Massachusetts in Boston, Mass.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company believes that the reporting requirements, under Section 16(a) of the Exchange Act, for all its executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company were satisfied except for the following: Mr. Rainey filed a late Form 4 Report relating to one transaction involving the granting of an option.

CODE OF ETHICS FOR SENIOR FINANCIAL PROFESSIONALS

Our Board of Directors has adopted a Code of Ethics for Senior Financial Professionals, applicable to our Chief Executive Officer, Chief Financial Officer and Controller. The Code of Ethics for Senior Financial Professionals is available on our website at www.rtix.com/investors/ethicsfp.cfm.

CODE OF CONDUCT

Our Board of Directors has also adopted a Code of Conduct applicable to all of our directors, officers and employees. The Code of Conduct is available on our website at www.rtix.com/investors/code.cfm.

COMMITTEES OF THE BOARD OF DIRECTORS

Compensation Committee.    The Compensation Committee is composed of Mr. Simpson, Dr. Gearen and Mr. Rainey, and is chaired by Mr. Chapman. This Committee plans, reviews and administers our executive compensation programs. Our Board has determined that each member of our Compensation Committee is “independent” as defined in Rule 4200(a)(15) of The Nasdaq Stock Market. The charter of our Compensation Committee is available on our website at www.rtix.com/investors/compencharter.cfm.

Audit Committee.    The Audit Committee is composed of Mr. Chapman, Dr. Gearen and Ms. Bowler and is chaired by Mr. Simpson. This Committee is charged with, among other things, the appointment of our independent registered public accounting firm, as well as discussing and reviewing with the independent registered public accounting firm the scope of the annual audit and results thereof, pre-approving the engagement of the independent registered public accounting firm for all audit-related services and permissible non-audit related services, and reviewing and approving all related-party transactions. Our Audit Committee also reviews interim financial statements included in our quarterly reports and reviews documents filed with the Securities and Exchange Commission. Our Board of Directors has determined that Mr. Simpson qualifies as an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended. All of the members of the Audit Committee are “independent” as defined in Rule 4200(a)(15) of The Nasdaq Stock Market and that each member satisfies the financial literacy requirements of The Nasdaq Stock Market. The charter of our Audit Committee is available on our website at www.rtix.com/investors/auditcharter.cfm.

Nominating and Governance Committee.    The Nominating and Governance Committee is composed of Dr. Gearen and Mr. Odrich. This Committee was established for the purposes of assisting our Board of Directors in its selection of nominees for election to the Board at annual meetings of the stockholders and to fill any vacancies or newly created directorships and assisting the Board of Directors in its corporate governance oversight. Our Board has determined that each member of the Nominating and Governance Committee is “independent” as defined in Rule 4200(a)(15) of The Nasdaq Stock Market. The charter of the Nominating and Governance Committee is available on our website at www.rtix.com/investors/nomincharter.cfm.

Item 11.    EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Oversight of Executive Compensation Program

General.    The Compensation Committee of our Board of Directors (the “Compensation Committee”), presently consisting of Messrs. Chapman, Gearen and Simpson, is responsible for the planning, review and administration of our executive compensation programs. The Board of Directors adopted a written charter for the Compensation Committee on March 5, 2004, a copy of which is available on our website at www.rtix.com/investors/compencharter.cfm.

Our primary corporate objective is to provide a superior return to stockholders. To support this objective, we believe we must attract, retain and motivate top quality executive talent. The executive compensation program we adopt is a critical tool in this process. The executive compensation program is designed to link executive compensation to our performance through at-risk compensation opportunities, providing significant reward to executives based on our success. The executive compensation program consists of base salary, annual cash incentive opportunities and long-term incentives represented by stock options and restricted stock agreements.

The Compensation Committee oversees our executive compensation programs. Our compensation programs include programs that are designed specifically for (1) our executive officers named in the Summary Compensation Table and other officers of the Company; and (2) a broad-base of Company employees. Additionally, the Compensation Committee is charged with the review and approval of all annual compensation decisions relating to executive officers and our annual compensation guidelines for all other company officers and employees.

The Compensation Committee is composed entirely of independent, non-management members of the Board of Directors. Members of the Compensation Committee are eligible for awards under our Omnibus Stock Plan and 2004 Equity Incentive Plan. No Compensation Committee member participates in any of the Company’s other employee compensation programs. The Board of Directors has determined that none of the Compensation Committee members have any material business relationships with us.

The responsibilities of the Compensation Committee include the following:

•	reviewing and approving the Company’s general compensation strategy and objectives;

•	reviewing and approving the Company’s goals and objectives relevant to the executive officers compensation annually, evaluating the executive officers’ performance in light of such goals and objectives, and determining the executive officers’ compensation level based on this evaluation and other relevant information;

•

reviewing and approving annually the individual elements of total compensation for the executive officers, including annual salary, annual bonus and long-term incentive compensation, and reporting such determinations to the Board of Directors, as required;

•

reviewing and discussing with management the disclosures made in the Compensation Discussion and Analysis prior to the filing of the Company’s Annual Report on Form 10-K and Proxy Statement for the annual meeting of stockholders, and recommending to the Board of Directors whether the Compensation Discussion and Analysis should be included in the Form 10-K and Proxy Statement;

•	maintaining and reviewing with the Board of Directors a list of potential successors to the Chief Executive Officer, in the event of an emergency or retirement of the CEO on short notice;

•

making recommendations to the Board of Directors regarding employment agreements, severance agreements, change in control provisions and agreements and any special supplemental benefits applicable to the Company’s executive officers;

•

assuring that the Company’s incentive compensation program, including the annual and long-term incentive plans, is administered in a manner consistent with the Company’s compensation strategy in regards to participation, target awards, corporate financial goals and actual awards paid to executive officers;

•	approving and/or recommending to the Board of Directors new incentive compensation plans and equity-based compensation plans, and submitting for stockholder approval where appropriate;

•	approving annual salary levels for the Company’s executive officers;

•	reviewing the levels of stock ownership by the executive officers of the Company;

•	reviewing the Company’s employee benefit programs and recommending for approval all changes that may be subject to the approval of the stockholders or the Board of Directors; and

•	producing an annual compensation committee report for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations.

Compensation Consultant

Beginning in 2005, the Compensation Committee retained Watson, Wyatt and Associates Human Resource Consulting (“Watson, Wyatt and Associates”), an independent compensation consultant, to advise the Compensation Committee on all matters related to the executive officers’ compensation and general compensation programs.

The independent compensation consultant assists the Compensation Committee by providing comparative market data on compensation practices and programs based on an analysis of peer competitors, and also provides guidance on industry best practices.

Peer Group and Compensation Targets

With the assistance of Management, the Compensation Committee selected a compensation peer group of companies consisting of six publicly-traded, medical device related companies (the “Peer Group”). The Peer Group is used to benchmark executive compensation levels against companies that have executive positions with responsibilities similar in breadth and scope to ours and that compete with us for executive talent. The Peer Group consisted of the following companies: CryoLife, Inc., Exactech, Inc., Lifecell Corp., Osteotech, Inc., Wright Medical Group, Inc., and Tutogen Medical, Inc.

Overview of Compensation Philosophy and Program

In order to recruit and retain the most qualified and competent individuals as executive officers, we strive to maintain a compensation program that is competitive in the global labor market. The purpose of our compensation program is to reward exceptional organizational and individual performance.

The following compensation objectives are considered in setting the compensation programs for our executive officers:

•	drive and reward performance which supports the Company’s core values of integrity, leadership and performance;

•	provide a significant percentage of total compensation that is at-risk, or variable, based on predetermined performance criteria;

•	design competitive total compensation and rewards programs to enhance our ability to attract and retain knowledgeable and experienced executive officers; and

•	set compensation and incentive levels that reflect competitive market practices.

Compensation Elements and Rationale for Pay Mix Decisions

To reward both short and long-term performance in the compensation program and in furtherance of our compensation objectives noted above, our executive compensation philosophy includes the following four principles:

(i) Compensation should be related to performance

The Compensation Committee believes that a significant portion of an executive officer’s compensation should be tied not only to individual performance, but also to the performance of the executive officer’s function and to Company performance measured against both financial and non-financial goals and objectives. We also place emphasis on relative performance within the Peer Group as a means to ensure that we consistently deliver stockholder value.

During periods when performance meets or exceeds the established objectives, executive officers should be paid at or more than expected levels, respectively. When our performance does not meet key objectives, incentive award payments, if any, should be less than such levels.

(ii) Incentive compensation should represent a large portion of executive officers, total officers’ compensation

The Company intends to minimize the amount of fixed compensation paid to executive officers in order to minimize costs when Company performance is not optimum. The larger portion of compensation should be paid in the form of short-term and long-term incentives, which are calculated and paid based primarily on financial measures of profitability and stockholder value creation. Executive officers have the incentive of increasing Company profitability and stockholder return in order to earn the major portion of their compensation package.

(iii) Compensation levels should be competitive

The Compensation Committee reviews the survey data to ensure that the compensation program is competitive. We believe that a competitive compensation program will enhance our ability to attract and retain executive officers.

(iv) Incentive compensation should balance short and long-term performance

The Compensation Committee seeks to structure a balance between achieving strong short-term annual results and ensuring our long-term viability and success. To reinforce the importance of balancing these perspectives, executive officers are regularly provided both short and long-term incentives.

We provide executive officers and many employees with various means of becoming stockholders of the Company. These opportunities include stock option grants, and restricted stock awards.

The Compensation Committee believes that the mix of long-term incentives allows us to deliver long-term incentive awards aligned with the interests of stockholders. Stock options and restricted stock awards create a focus on share price appreciation. Finally, restricted stock awards serve as a retention tool to ensure that recipients remain at the Company.

Financial Metrics Used in Compensation Programs

Several financial metrics are commonly referenced in defining Company performance for executive officer compensation. These metrics are defined here and their use in annual and long-term incentive programs is described below.

Earnings Per Share

To ensure compensation is proportional to the return on investment earned by stockholders, we use Earnings per Share (“EPS”) as a metric in the bonus plan for executive officers. EPS is a GAAP measure and generally defined as our net income divided by the average number of shares outstanding during that period.

Operating Cash Flow

A related metric used in the annual incentive calculations is operating cash flow. Operating Cash flow is a GAAP measure. We believe that Operating Cash Flow is useful because it is a consistent measure of the underlying results of our business. Furthermore, management uses it internally as a measure of the performance of our operations.

Increase in Revenue

A key driver for earnings per share and operating cash flow are increases in revenues. Increases in revenue are directly related to creation of shareholder value at the Company.

Review of Executive Officer Performance

The Compensation Committee reviews, on an annual basis, each compensation element of an executive officer. In each case, the Compensation Committee takes into account the scope of responsibilities and experience and balances these against competitive salary levels.

In addition, each year, the CEO presents to the Compensation Committee his evaluation of each executive officer, which includes a review of contribution and performance over the past year, strengths, weaknesses, development plans and succession potential. Following this presentation and a review of the survey data, the Compensation Committee makes its own assessments and approves compensation for each executive officer.

Components of the Executive Compensation Program

The Compensation Committee believes the total compensation and benefits program for executive officers should consist of the following:

•	base salaries;

•	annual incentive plan;

•	long-term incentive compensation; and

•	retirement, and health and welfare benefits.

Base Salaries

Executive officer’s base salaries are targeted at median levels of the survey data. Base salaries are determined by evaluating an executive officer’s level of responsibility and experience and the Company’s performance.

Increases to base salaries, if any, are driven primarily by individual performance and comparative data from the survey data. Individual performance is evaluated by reviewing the executive officer’s success in achieving business results, promoting our core values and demonstrating leadership abilities.

In setting the base salary of the executive officers for fiscal year 2007, the Compensation Committee reviewed the compensation of comparable executive officers from the survey data. The Compensation Committee also considered the Company’s continuing achievement of its short- and long-term goals to:

•	achieve specific EPS and cash flow and revenue goals;

•	communicate strategy and financial results effectively; and

•	develop leadership capabilities.

The Compensation Committee based its compensation decisions on the Company’s performance related to the objectives listed above. The Compensation Committee does not rely solely on predetermined formulas or a limited set of criteria when it evaluates the performance of the executive officers.

The Compensation Committee reviews the survey data annually. The survey data and general economic conditions and marketplace compensation trends are evaluated with the assistance of an outside consultant. The Compensation Committee usually adjusts base salaries for executive officers when:

•	the current compensation demonstrates a significant deviation from the market data;

•	recognizing outstanding individual performance; or

•	recognizing an increase in responsibility.

The salaries paid to the executive officers during fiscal year 2007 are shown in the Summary Compensation Table.

Annual Bonus Plan

The Annual Bonus Plan provides executive officers with the opportunity to earn cash bonuses based on the achievement of specific Company-wide performance goals. The Compensation Committee approves the design of the annual incentive component of our compensation program to ensure alignment of executive officer pay with our annual (short-term) performance. Incentive bonuses are generally paid in cash in February or March of each year for the prior fiscal year’s performance.

The Compensation Committee approves a target incentive payout as a percentage of the base salary earned during the incentive period for each executive officer. These target percentages are based on competitive practices for each comparable position in the survey data. The incentive target percentage represents the executive officer’s annual bonus opportunity if the annual performance goals of the incentive plan are achieved.

The Annual Bonus Plan establishes a set of financial metrics for each executive officer. These metrics are selected to drive annual performance. In 2007, quantitative metrics comprised 100% of the target incentive. The metrics included in the 2007 Annual Incentive Plan were the financial metrics of EPS and operating cash flow.

Annual Bonus Plan Weightings for 2007 for Named Executive Officers

	Mr. Hutchison	Mr. T. Rose	Mr. R. Rose	Ms. Hartill	Mr. Condon
Target Incentive Compensation (% of Base
Salary)	62%	52%	48%	44%	43%

In 2007, bonuses were approved as follows: Mr. Hutchison ($97,500), Mr. T. Rose ($48,750), Mr. R. Rose ($61,116), Ms. Hartill ($37,500), and Mr. Condon ($34,200). These bonuses were awarded by the Compensation Committee based on achieving the Company’s financial targets during 2007 and approved by the Board of Directors. These bonuses will be paid in February 2008.

The targets are based upon the budgets approved by the Board of Directors which the Board believes are achievable, but represent significant improvements over prior year’s performance.

Long-Term Incentive Compensation

Long-term incentives comprise a significant portion of an executive officer’s total direct compensation package. Long-term incentives are consistent with our at-risk pay philosophy. The Compensation Committee’s objective is to provide executive officers with long-term incentive award opportunities that are consistent with the survey data and based on each executive officer’s individual performance. Currently, we provide executive officers with stock options and restricted stock awards.

The Compensation Committee approved long-term incentive awards to executive officers in 2007 consisting of stock options.

The Compensation Committee approves the total stock options and restricted stock awards that will be made available to executive officers as well as the size of individual grants for each executive officer. The amounts granted to executive officers vary each year and are based on the executive officer’s performance, the survey data, as well as the executive officer’s total compensation package. Previous awards and grants, whether vested or unvested, have no impact on the current year’s awards and grants.

The long-term incentive information related to the executive officers during fiscal year 2007 is included in the Summary Compensation Table. Additional information on long-term incentive awards is shown in the Grants of Plan-Based Awards Table and the Outstanding Equity Awards at Fiscal Year-End Table.

Stock Options

An important objective of the long-term incentive program is to strengthen the relationship between the long-term value of our stock price and the potential financial gain for employees. Stock options provide executive officers with the opportunity to purchase our Common Stock at a price fixed on the grant date regardless of future market price. Stock options generally vest and become exercisable one-fifth annually after the original award date.

A stock option becomes valuable only if our Common Stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option to “vest” thus, providing an incentive for an option holder to remain employed by the Company. In addition, stock options link a portion of an employee’s compensation to stockholders’ interests by providing an incentive to make decisions designed to increase the market price of our stock.

The exercise prices of the stock options granted to the executive officers during fiscal year 2007 are shown in the Grants of Plan-Based Awards Table. Additional information on these grants, including the number of shares subject to each grant, also is shown in the Grants of Plan-Based Awards Table.

Options generally are granted annually at the first board of directors meeting of the year, at the same time as grants to the general eligible employee population, after final determination of our previous year operating results. Our practice is that the exercise price for each stock option is the market value on the date of grant. Under our option plans, the Option Price shall not be less than the Fair Market Value of the shares on the date of grant.

There is a limited term in which the executive officers can exercise stock options, known as the option term. The option term is generally ten years from the date of grant. At the end of the option term, the right to purchase any unexercised options expires. Option holders generally forfeit any unvested options if their employment with us terminates.

In certain instances, stock options may vest on an accelerated schedule. Retirement may trigger accelerated vesting if an executive officer’s age plus years of service with us is greater than or equal to 65 years. In this instance, all unvested options will vest as of the retirement date, and the executive officer will have three or five years to exercise the options depending on the terms outlined in the stock option award agreement. However, the exercise window may not exceed the original option term.

Additionally, death or disability while employed with the Company will cause all stock options to vest automatically and become exercisable per the terms outlined in the stock option award agreement.

Restricted Stock Awards

Restricted stock awards (“RSAs”) are intended to retain key employees, including the executive officers, through vesting periods. Restricted stock awards provide the opportunity for capital accumulation and more predictable long-term incentive value.

RSAs generally are awarded periodically and determined by the Compensation Committee. RSAs are shares of our Common Stock that are awarded with the restriction that the executive officer remains with us until the date of vesting. RSAs generally vest one-third annually after the original award date. The purpose of granting RSAs is to encourage ownership of our Common Stock by, and retention of, our executive officers. Executive officers are allowed to vote RSAs as a stockholder based on the number of shares held free of restriction.

Any unvested RSAs generally are forfeited if the executive officer terminates employment with the Company or if the executive officer fails to meet the continuing employment restriction outlined in the RSA agreement. In the event of death or disability, any unvested RSAs are immediately vested.

No RSAs were awarded in fiscal 2007.

Tax Implications of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) places a limit of $1,000,000 on the amount of compensation that may be deducted by the Company in any year with respect to the executive officers unless the compensation is performance-based compensation as described in Section 162(m) and the related regulations, as well as pursuant to a plan approved by the Company’s stockholders. We may from time to time pay compensation to our executive officers that may not be deductible, including discretionary bonuses or other types of compensation outside of our plans.

Although the Compensation Committee has generally attempted to structure executive compensation so as to preserve deductibility, it also believes that there are circumstances where our interests are best served by maintaining flexibility in the way compensation is provided, even if it might result in the non-deductibility of certain compensation under the Code.

Although equity awards may be deductible for tax purposes by the Company, the accounting rules pursuant to APB 25 and FAS 123(R) require that the portion of the tax benefit in excess of the financial compensation cost be recorded to paid-in-capital.

Retirement, Health and Welfare Benefits

We offer a variety of health and welfare and retirement programs to all eligible employees. The executive officers generally are eligible for the same benefit programs on the same basis as the rest of the broad-based employees. The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, wellness, pharmacy, dental, vision, life insurance and accidental death and disability. Coverage under the life insurance and disability programs offer benefit amounts specific to executive officers.

We offer retirement programs that are intended to supplement the employee’s personal savings and social security. The program includes Regeneration Technologies, Inc. Retirement Plan which is a 401(k) plan. All U.S. employees, including executive officers, are generally eligible for the 401(k) Plan.

We adopted the 401(k) Plan to enable employees to save for retirement through a tax-advantaged combination of employee and Company contributions and to provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. The 401(k) Plan allows eligible employees to elect to contribute up to 100% of their eligible compensation to an investment trust. Eligible compensation generally means all wages, salaries and commissions from the Company. Employee contributions are matched in cash by us at the rate of $1.00 per $1.00 employee contribution for the first 6% of the employee’s salary. Employee’s contributions vest immediately and the employer’s contributions vest after the employee has three years of service with the Company. The 401(k) Plan provides for over twenty different investment options, for which the participant has sole discretion in determining how both the employer and employee contributions are invested. The 401(k) Plan does not provide our employees the option to invest directly in the Company’s stock. The 401(k) Plan offers in-service withdrawals in the form of loans, hardship distributions and age 59.5 distributions. The 401(k) Plan benefits are payable pursuant to the participant’s election.

Perquisites and Perquisite Allowance Payments

Executive officers are provided with the following benefits as a supplement to their other compensation:

•

Life Insurance & Accidental Death & Dismemberment Coverage: We pay 100% of the premium for both term life insurance and accidental death and dismemberment coverage, equal to $500,000 for executive officers. In addition, we also pay 100% of the premium for a $50,000 term life insurance policy for the executive officer, and all officers and employees of the company

•

Short-Term and Long-Term Disability: We pay 100% of the premium cost for these benefit programs for executive officers. The short-term disability program provides income replacement at 60% of base pay level for up to eleven weeks or recovery. The program then pays 60% of the base pay level beginning on week twelve up to age 65.

•	Executive Physical Program: At our expense each executive officer is allowed to have a complete and professional personal physical exam on an annual basis.

Severance Plan

The Company does not have a severance plan for executive officers.

Employment Agreements

We entered into an employment agreement with Mr. Hutchison effective December 1, 2001. The agreement provides for an annual base salary of $350,000 for the first two years, after which his salary will be reviewed annually by our Board of Directors. The agreement had an initial term ending on November 30, 2004, and has been renewed for successive one-year periods. Mr. Hutchison is also eligible to receive an annual bonus in an amount to be determined by our Board of Directors provided we achieve certain specified goals. When he entered into the employment agreement with us, Mr. Hutchison received a sign-on bonus and related tax gross-up totaling $61,400, temporary housing and moving expenses and an option to purchase 500,000 shares of our common stock. This option is subject to a stock option agreement under which one-fifth of the option vests on each anniversary date of the grant. In March 2007, March 2006, June 2005, April 2004, April 2003 and May 2002, Mr. Hutchison received an additional option to purchase 30,000, 40,000, 100,000, 40,000, 20,000 and 600,000, respectively, shares of our common stock, which are also subject to five-year vesting.

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

We entered into an employment agreement with Mr. Thomas Rose effective May 1, 2002. The agreement provides for an annual base salary of $180,000 for the first two years, after which his salary will be reviewed annually. The agreement had an initial term ending on April 30, 2004, and has been renewed for successive one-year periods. Mr. Thomas Rose is also eligible to receive a bonus at any time during the year, or after the close of the year. When he entered into the agreement, Mr. Thomas Rose also received an option to purchase 200,000 shares of our common stock. This option is subject to a stock option agreement under which one-fifth of the option vests each anniversary date of the grant. In March 2007, March 2006, June 2005, April 2004 and April 2002, Mr. Thomas Rose received an additional option to purchase 30,000, 20,000, 50,000, 20,000, and 20,000, respectively, shares of our common stock, which are also subject to five-year vesting.

We entered into an employment agreement with Mr. Roger Rose effective October 4, 2002. The agreement provides for an annual base salary of $175,000 for the first year, after which his salary will be reviewed annually. The agreement had an initial term ending on October 20, 2005, and has been renewed for successive one-year periods. Mr. Roger Rose is also eligible to receive a bonus during the first calendar quarter of each year of the agreement. When he entered into the agreement, Mr. Roger Rose also received an option to purchase 100,000 shares of our common stock and a signing bonus of $40,000. This option is subject to a stock option agreement under which one-fifth of the option vests each anniversary date of the grant. In March 2007, March 2006, June 2005, August 2004, April 2004 and April 2003, Mr. Roger Rose received an additional option to purchase 30,000, 20,000, 50,000, 20,000, 20,000, and 20,000, respectively, shares of our common stock, which are also subject to five-year vesting.

Change in Control Agreements

The Company does not have a Change in Control Agreement in place for executive officers.

Indemnification Agreements

The company does not have indemnification agreements with executive officers.

Restricted Stock Awards

Upon vesting of a restricted stock award and after the payment of the taxes due as a result of vesting, the executive officer is allowed to sell his vested shares.

Exercise of Stock Options

Upon exercise of a stock option and after netting down the shares to pay the taxes due as a result of exercise, the executive officer is allowed to sell his vested stock options.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth information concerning all cash and non-cash compensation for fiscal 2007 awarded to, earned by or paid to our chief executive officer, our chief financial officer and each of the other three most highly compensated executive officers who were serving as executive officers at December 31, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(6)	Option Awards ($)(6)	All Other Compensation ($)		Total ($)
Brian K. Hutchison	2007	414,615	97,500	23,145	421,798	17,548	(1)	974,606
Chairman, President and Chief Executive Officer

Thomas F. Rose	2007	241,939	48,750	11,572	201,486	20,838	(2)	524,585
Vice President, Chief Financial Officer and Secretary

Roger W. Rose	2007	247,308	61,116	11,572	274,569	22,322	(3)	616,887
Executive Vice President

Caroline A. Hartill	2007	223,270	37,500	11,572	155,725	13,152	(4)	441,219
Vice President of Quality Assurance and Regulatory Affairs and Chief Scientific Officer

Joseph W. Condon	2007	207,311	34,200	11,572	208,768	19,418	(5)	481,269
Vice President of Operations

(1)	Includes matching contributions under our 401(k) Plan of $10,363, payment of $5,309 for health and dental insurance and payment of $1,876 for term life insurance.
(2)	Includes matching contributions under our 401(k) Plan of $14,100, payment of $5,086 for health and dental insurance and payment of $1,652 for term life insurance.
(3)	Includes matching contributions under our 401(k) Plan of $15,919, payment of $5,309 for health and dental insurance, payment of $1,094 for term life insurance.
(4)	Includes matching contributions under our 401(k) Plan of $11,296, payment of $877 for health and dental insurance and payment of $979 for term life insurance.
(5)	Includes matching contributions under our 401(k) Plan of $12,717, payment of $4,641 for health and dental insurance and payment of $2,060 for term life insurance.
(6)

Reflects the dollar amount recognized for financial statement reporting purposes during 2007, in accordance with FAS 123(R), and thus includes amounts from stock options and restricted stock awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in footnote 3 to our financial statements for the fiscal year ended December 31, 2007.

GRANTS OF PLAN-BASED AWARDS

This table discloses the actual numbers of stock options granted during 2007 and the grant date fair value of these awards. It also captures potential future payouts under the Company’s non-equity incentive plans.

Name		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Brian K. Hutchison	3/2/2007	—	260,000	260,000	—	30,000	(2)	7.25	162,858
Thomas F. Rose	3/2/2007	—	130,000	130,000	—	30,000	(2)	7.25	162,858
Roger W. Rose	3/2/2007	—	120,000	120,000	—	30,000	(2)	7.25	162,858
Caroline A. Hartill	3/2/2007	—	100,000	100,000	—	30,000	(2)	7.25	162,858
Joseph W. Condon	3/2/2007	—	90,000	90,000	—	30,000	(2)	7.25	162,858

(1)	These amounts represent the threshold, target, and maximum bonuses payable to each executive under the Company’s 2007 Bonus Plan.
(2)

Such options were granted on March 2, 2007 pursuant to our 2004 Equity Incentive Plan. Subject to the recipient’s continued service with us, 20% of these options will become exercisable on each anniversary date from March 2, 2008 through March 2, 2012. Such options will vest immediately upon a change of control of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2007 for executive officers. The table shows unvested and unearned stock awards (both time-based awards and performance-contingent) assuming a market value of $8.68 a share (the closing market price of the Company’s stock on December 31, 2007).

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Brian K. Hutchison(1)	500,000	—	4.80	5/29/2012			—	—
	40,000	60,000	6.18	6/27/2015			—	—
	—	30,000	7.25	3/2/2017			—	—
	8,000	32,000	7.28	3/7/2016			—	—
	16,000	4,000	9.33	4/28/2013			—	—
	24,000	16,000	10.04	4/26/2014			—	—
	500,000	—	10.13	12/3/2011			—	—
					6,667	39,067	—	—
Thomas F. Rose(2)	200,000	—	4.80	5/29/2012			—	—
	20,000	30,000	6.18	6/27/2015			—	—
	—	30,000	7.25	3/2/2017			—	—
	4,000	16,000	7.28	3/7/2016			—	—
	16,000	4,000	9.33	4/28/2013			—	—
	12,000	8,000	10.04	4/26/2014			—	—
					3,333	19,533	—	—
Roger W. Rose(3)	20,000	30,000	6.18	6/27/2015			—	—
	—	30,000	7.25	3/2/2017			—	—
	4,000	16,000	7.28	3/7/2016			—	—
	100,000	—	8.70	10/21/2012			—	—
	12,000	8,000	9.18	8/9/2014			—	—
	16,000	4,000	9.33	4/28/2013			—	—
	12,000	8,000	10.04	4/26/2014			—	—
					3,333	19,533	—	—
Caroline A. Hartill(4)	40,000	—	4.80	5/29/2012			—	—
	20,000	30,000	6.18	6/27/2015			—	—
	—	30,000	7.25	3/2/2017			—	—
	4,000	16,000	7.28	3/7/2016			—	—
	16,000	4,000	9.33	4/28/2013			—	—
	12,000	8,000	10.04	4/26/2014			—	—
	40,000	—	10.07	11/12/2011			—	—
					3,333	19,533	—	—
Joseph W. Condon(5)	8,000	12,000	6.18	6/27/2015			—	—
	—	30,000	7.25	3/2/2017			—	—
	2,000	8,000	7.28	3/7/2016			—	—
	6,000	4,000	9.18	8/9/2014			—	—
	12,000	8,000	10.04	4/26/2014			—	—
	40,000	10,000	13.15	6/16/2013			—	—
					3,333	19,533	—	—

(1)

Mr. Hutchison holds the following stock options which vest 20% per year over a five-year period from the date of grant and a restricted stock award which vests 33.3% per year over a three-year period from the date of grant:

500,000 stock options granted on May 29, 2002. 100,000 stock options vested on each of May 29, 2003, 2004, 2005, 2006 and 2007.

100,000 stock options granted on June 27, 2005. 20,000 stock options vested on each of June 27, 2006 and 2007. 20,000 stock options will vest on each of June 27, 2008, 2009 and 2010.

30,000 stock options granted on March 2, 2007. 6,000 stock options will vest on each of March 2, 2008, 2009, 2010, 2011 and 2012.

40,000 stock options granted on March 7, 2006. 8,000 stock options vested on March 7, 2007. 8,000 stock options will vest on each of March 7, 2008, 2009, 2010 and 2011.

20,000 stock options granted on April 28, 2003. 4,000 stock options vested on each of April 28, 2004, 2005, 2006 and 2007. 4,000 stock options will vest on April 28, 2008.

40,000 stock options granted on April 26, 2004. 8,000 stock options vested on April 26 2005, 2006 and 2007. 8,000 stock options will vest on each of April 26, 2008 and 2009.

500,000 stock options granted on December 3, 2001. 100,000 stock options vested on each of December 3, 2002, 2003, 2004, 2005 and 2006.

10,000 restricted stock awards granted March 2, 2006. 3334 restricted stock awards vested on March 7, 2007 and 3,333 will vest on each of March 7, 2008 and 2009.

(2)

Mr. Thomas Rose holds the following stock options which vest 20% per year over a five-year period from the date of grant and a restricted stock award which vests 33.3% per year over a three-year period from the date of grant:

200,000 stock options granted on May 29, 2002. 40,000 stock options vested on each of May 29, 2003, 2004, 2005, 2006 and 2007.

50,000 stock options granted on June 27, 2005. 10,000 stock options vested on each of June 27, 2006 and 2007. 10,000 stock options will vest on each of June 27, 2008, 2009 and 2010.

30,000 stock options granted on March 2, 2007. 6,000 stock options will vest on each of March 2, 2008, 2009, 2010, 2011 and 2012.

20,000 stock options granted on March 7, 2006. 4,000 stock options vested on March 7, 2007. 4,000 stock options will vest on each of March 7, 2008, 2009, 2010 and 2011.

20,000 stock options granted on April 28, 2003. 4,000 stock options vested on each of April 28, 2004, 2005, 2006 and 2007. 4,000 stock options will vest on April 28, 2008.

20,000 stock options granted on April 26, 2004. 4,000 stock options vested on each of April 26, 2005, 2006 and 2007. 4,000 stock options will vest on each of April 26, 2008 and 2009.

5,000 restricted stock awards granted on March 7, 2006. 1,667 restricted stock awards vested on March 7, 2007. 1,667 restricted stock awards will vest on March 7, 2008 and 1,666 restricted stock awards will vest on March 7, 2009.

(3)

Mr. Roger Rose holds the following stock options which vest 20% per year over a five-year period from the date of grant and a restricted stock award which vests 33.3% per year over a three-year period from the date of grant:

50,000 stock options granted on June 27, 2005. 10,000 stock options vested on each of June 27, 2006 and 2007. 10,000 stock options will vest on each of June 27, 2008, 2009 and 2010.

30,000 stock options granted on March 2, 2007. 6,000 stock options will vest on each of March 2, 2008, 2009, 2010, 2011 and 2012.

20,000 stock options granted on March 7, 2006. 4,000 stock options vested on March 7, 2007. 4,000 stock options will vest on each of March 7, 2008, 2009, 2010 and 2011.

100,000 stock options granted on October 21, 2002. 20,000 stock options vested on each of October 21, 2003, 2004, 2005, 2006 and 2007.

20,000 stock options granted on August 9, 2004. 4,000 stock options vested on each of August 9, 2005, 2006 and 2007. 4,000 stock options will vest on each of August 9, 2008 and 2009.

20,000 stock options granted on April 28, 2003. 4,000 stock options vested on each of April 28, 2004, 2005, 2006 and 2007. 4,000 stock options will vest on April 28 2008.

20,000 stock options granted on April 26, 2004. 4,000 stock options vested on each of April 26, 2005, 2006 and 2007. 4,000 stock options will vest on each of April 26, 2008 and 2009.

5,000 restricted stock awards granted on March 7, 2006. 1,667 restricted stock awards vested on March 7, 2007. 1,667 restricted stock awards will vest on March 7, 2008 and 1,666 restricted stock awards will vest on March 7, 2009.

(4)

Ms. Hartill holds the following stock options which vest 20% per year over a five-year period from the date of grant and a restricted stock award which vests 33.3% per year over a three-year period from the date of grant:

40,000 stock options granted on May 29, 2002. 8,000 stock options vested on each of May 29, 2003, 2004, 2005, 2006 and 2007.

50,000 stock options granted on June 27, 2005. 10,000 stock options vested on each of June 27, 2006 and 2007. 10,000 stock options will vest on each of June 27, 2008, 2009 and 2010.

30,000 stock options granted on March 2, 2007. 6,000 stock options will vest on each of March 2, 2008, 2009, 2010, 2011 and 2012.

20,000 stock options granted on March 7, 2006. 4,000 stock options vested on March 7, 2007. 4,000 stock options will vest on each of March 7, 2008, 2009, 2010 and 2011.

20,000 stock options granted on April 28, 2003. 4,000 stock options vested on each of April 28, 2004, 2005, 2006 and 2007. 4,000 stock options will vest on April 28, 2008.

20,000 stock options granted on April 26, 2004. 4,000 stock options vested on each of April 26, 2005, 2006 and 2007. 4,000 stock options will vest on each of April 26, 2008 and 2009.

40,000 stock options granted on November 12, 2001. 8,000 stock options vested on each of November 12, 2002, 2003, 2004, 2005 and 2006.

5,000 restricted stock awards granted on March 7, 2006. 1,667 restricted stock awards vested on March 7, 2007. 1,667 restricted stock awards will vest on March 7, 2008 and 1,666 restricted stock awards will vest on March 7, 2009.

(5)

Mr. Condon holds the following stock options which vest 20% per year over a five-year period from the date of grant and a restricted stock award which vests 33.3% per year over a three-year period from the date of grant:

20,000 stock options granted on June 27, 2005. 4,000 stock options vested on each of June 27, 2006 and 2007. 4,000 stock options will vest on each of June 27, 2008, 2009 and 2010.

30,000 stock options granted on March 2, 2007. 6,000 stock options will vest on each of March 2, 2008, 2009, 2010, 2011 and 2012.

10,000 stock options granted on March 7, 2006. 2,000 stock options vested on March 7, 2007. 2,000 stock options will vest on each of March 7, 2008, 2009, 2010 and 2011.

10,000 stock options granted on August 9, 2004. 2,000 stock options vested on each of August 9, 2005, 2006 and 2007. 2,000 stock options will vest on each of August 9, 2008 and 2009.

20,000 stock options granted on April 26, 2004. 4,000 stock options vested on each of April 26, 2005, 2006 and 2007. 4,000 stock options will vest on each of April 26, 2008 and 2009.

50,000 stock options granted on June 16, 2003. 10,000 stock options vested on each of June 16, 2004, 2005, 2006 and 2007. 10,000 stock options will vest on June 16 2008.

5,000 restricted stock awards granted on March 7, 2006. 1,667 restricted stock awards vested on March 7, 2007. 1,667 restricted stock awards will vest on March 7, 2008 and 1,666 restricted stock awards will vest on March 7, 2009.

(6)	Based on the closing price of our Common Stock of $8.68 on The Nasdaq Stock Market on December 31, 2007.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information with respect to: (1) exercises of stock options during fiscal year 2007 and (2) vested restricted stock awards held at December 31, 2007 by the persons named in the Summary Compensation Table.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (#)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (#) (1)
Brian K. Hutchison	—	—	3,334	$28,939
Thomas F. Rose	—	—	1,667	14,470
Roger W. Rose	—	—	1,667	14,470
Caroline A. Hartill	—	—	1,667	14,470
Joseph W. Condon	—	—	1,667	14,470

(1)	Based on the closing price of our Common Stock of $8.68 on The Nasdaq Stock Market on December 31, 2007.

DIRECTOR COMPENSATION

Our directors who are also our employees or officers do not receive any compensation specifically related to their activities as directors, other than reimbursement for expenses incurred relating to their attendance at meetings of our Board of Directors. Our non-employee directors are eligible to receive an annual retainer of $25,000, to be paid in quarterly installments. In addition, our non-employee directors are eligible to receive an attendance fee of $5,000 per meeting, $500 for teleconference meetings and $2,000 per committee meeting and reimbursement for their expenses incurred relating to their attendance at meetings of the Board of Directors and committees thereof. The Chairman of our Audit Committee receives additional annual compensation of $15,000 in recognition of the increased responsibilities of the Audit Committee as a result of rules and regulations enacted by the Securities and Exchange Commission and The Nasdaq Stock Market pursuant to the Sarbanes-Oxley Act of 2002. The Chairman of our Compensation Committee receives additional annual compensation of $10,000.

At the discretion of our Board of Directors or Compensation Committee, our directors are also eligible to receive awards under our Omnibus Stock Plan and our 2004 Equity Incentive Plan. In 2004, all of our non-employee directors received a grant of an option to purchase 30,000 shares of our common stock at an exercise price of $10.04 per share. Each such option will vest as to 10,000 shares on April 26, 2005, April 26, 2006 and April 26, 2007. Such options will vest immediately upon a change of control of the Company. In 2005, no non-employee directors received a grant of options to purchase shares of our common stock. In 2006, our non-employee director, Philip R. Chapman, received a grant of 30,000 options at an exercise price of $7.00 per share to purchase shares of our common stock. This option is subject to a stock option agreement under which one-third of the option vests each anniversary date of the grant. On April 24, 2007, our non-employee directors, David J. Simpson, Peter F. Gearen, and LBI Group, Inc., (Michael J. Odrich) each received grants of 30,000 options at an exercise price of $8.45 per share to purchase shares of our common stock. Each such option will vest as to 10,000 shares on April 24, 2008, April 24, 2009 and April 24, 2010. Upon Mr. Rainey’s election as non-employee director on March 7, 2007, Mr. Rainey received a grant of an option to purchase 30,000 shares of our common stock at an exercise price of $7.62 per share. Each such option will vest as to 10,000 shares on March 7, 2008, March 7, 2009 and March 7, 2010. Upon the election of Julianne M. Bowler as non-employee director in May 14, 2007, Ms. Bowler received a grant of an option to purchase 30,000 shares of our common stock at an exercise price of $9.57 per share. Each such option will vest as to 10,000 shares on May 14, 2008, March 7, 2009 and May 14, 2010.

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s directors during the fiscal year ended 2007.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	($)(1)	($)(2)	($)(2)	($)	($)
Philip R. Chapman	79,500	—	74,416	—	153,916
Peter F. Gearen	71,000	—	66,691	—	137,691
Michael J. Odrich	45,750	—	66,691	—	112,441
David J. Simpson	82,500	—	66,691	—	149,191
Gregory P. Rainey	50,375	—	43,689	—	94,064
Julianne M. Bowler	31,000	—	42,391	—	73,391

(1)	Includes annual cash retainer and fees for serving on our Board and committees of our Board.
(2)

Reflects the dollar amount recognized for financial statement reporting purposes during 2007, in accordance with FAS 123(R), and thus includes amounts from stock options and restricted stock awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in footnote 3 to our financial statements for the fiscal year ended December 31, 2007.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Philip R. Chapman (Chairman)

David J. Simpson

Peter F. Gearen

Gregory P. Rainey

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of February 20, 2008 regarding the beneficial ownership of our common stock by: (1) each person known by us to own beneficially more than 5% of our outstanding common stock; (2) each of our directors and nominees for director; (3) each executive officer named in the Summary Compensation Table below; and (4) all of our directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed. Unless otherwise indicated, the address of the beneficial owner is: c/o Regeneration Technologies, Inc., 11621 Research Circle, Alachua, Florida 32615.

	Shares Beneficially Vested and Owned(1)
Name and Address of Beneficial Owner	Number	Percent
Brian K. Hutchison(2)	1,270,200	4.2
Thomas F. Rose(3)	285,501	*
Roger W. Rose(4)	193,003	*
Caroline A. Hartill(5)	155,001	*
Joseph W. Condon(6)	94,002	*
David J. Simpson(7)	63,157	*
Philip R. Chapman(8)	97,688	*
Peter F. Gearen(9)	78,800	*
Gregory P. Rainey(10)	15,000	*
Julianne M. Bowler	—	*
Michael J. Odrich(11)	1,693,925	5.7

LBI Group Inc.(11)c/o Lehman Brothers Inc.
745 Seventh Avenue
30th Floor
New York, NY 10019	1,615,085	5.4

Gagnon Securities LLC(12)
1370 Avenue of the Americas Suite 2002
New York, NY 10019-4602	4,154,500	13.9

LeRoy C. Kopp(13)
7701 France Avenue South
Suite 500
Edina, MN 55435	1,969,390	6.6

Frontier Capital Management Co., Inc.(14)
99 Summer Street
Boston, MA 02110	1,917,870	6.4

HealthCor Management, LP(15)
152 West 57th Street 47th Floor
New York, NY 10019-3386	1,700,000	5.7

All executive officers and directors, including those named as a group
(12 persons)(16)	3,975,277	13.3

*	Represents beneficial ownership of less than 1%.

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Shares of common stock issuable pursuant to options, to the extent such options are exercisable or convertible within 60 days after

February 20, 2008 are treated as outstanding for purposes of computing the percentage of the person holding such securities but are not treated as outstanding for purposes of computing the percentage of any other person.

(2)

Includes currently-exercisable options to purchase 1,088,000 shares of our common stock, options to purchase an additional 6,000 shares of common stock that will vest on March 2, 2008, options to purchase an additional 8,000 shares of common stock that will vest on March 7, 2008, options to purchase an additional 8,000 shares of common stock that will vest on April 26, 2008 and options to purchase an additional 4,000 shares of common stock that will vest on April 28, 2008.

(3)

Includes currently-exercisable options to purchase 252,001 shares of our common stock, options to purchase an additional 6,000 shares of common stock that will vest on March 2, 2008, options to purchase an additional 4,000 shares of common stock that will vest on March 7, 2008, options to purchase an additional 4,000 shares of common stock that will vest on April 26, 2008 and options to purchase an additional 4,000 shares of common stock that will vest on April 28, 2008.

(4)

Includes currently-exercisable options to purchase 164,003 shares of our common stock, options to purchase an additional 6,000 shares of common stock that will vest on March 2, 2008, options to purchase an additional 4,000 shares of common stock that will vest on March 7, 2008, options to purchase an additional 4,000 shares of common stock that will vest on April 26, 2008 and options to purchase an additional 4,000 shares of common stock that will vest on April 28, 2008.

(5)

Includes currently-exercisable options to purchase 132,001 shares of our common stock, options to purchase an additional 6,000 shares of common stock that will vest on March 2, 2008, options to purchase an additional 4,000 shares of common stock that will vest on March 7, 2008, options to purchase an additional 4,000 shares of common stock that will vest on April 26, 2008 and options to purchase an additional 4,000 shares of common stock that will vest on April 28, 2008.

(6)

Includes currently-exercisable options to purchase 68,002 shares of our common stock, options to purchase an additional 6,000 shares of common stock that will vest on March 2, 2008, options to purchase an additional 2,000 shares of common stock that will vest on March 7, 2008 and options to purchase an additional 4,000 shares of common stock that will vest on April 26, 2008.

(7)

Includes currently-exercisable options to purchase 43,000 shares of our common stock, options to purchase an additional 10,000 shares of common stock that will vest on April 24, 2008. Mr. Simpson also holds 10,000 shares of common stock and his wife owns 157 shares of common stock as part of an individual retirement account. Mr. Simpson disclaims beneficial ownership of all shares other than those held in his name.

(8)	Includes currently-exercisable options to purchase 56,629 shares of our common stock.
(9)	Includes currently-exercisable options to purchase 68,800 shares of our common stock, options to purchase an additional 10,000 shares of common stock that will vest on April 24, 2008.
(10)	Includes options to purchase 10,000 shares of common stock that will vest on March 7, 2008.
(11)

Includes currently-exercisable options to purchase 14,440 shares of our common stock. We have been advised that Mr. Odrich has investment control with respect to shares of our common stock held by LB I Group, Inc., a wholly-owned subsidiary of Lehman Brothers Holdings, Inc. The LB I holding includes currently-exercisable options to purchase 54,400 shares of our common stock and options to purchase an additional 10,000 shares of common stock that will vest on April 24, 2008. Mr. Odrich disclaims beneficial ownership of all shares other than those held in his name.

(12)

Information is derived from the Schedule 13F, filed February 8, 2008 by Gagnon Securities LLC with the Securities and Exchange Commission. N. Gagnon beneficially owns 4,154,500 shares of our common stock, which amount includes (i) 493,172 shares beneficially owned by Mr. Gagnon over which he has sole voting power and sole dispositive power; (ii) 72,687 shares beneficially owned by Mr. Gagnon over which he has sole voting power and shared dispositive power; (iii) 312,552 shares beneficially owned by L. Gagnon, Mr. Gagnon’s wife, over which Mr. Gagnon has shared voting power and shared dispositive power; (iv) 17,370 shares beneficially owned by Mr. Gagnon and Mrs. Gagnon as Joint Tenants with Rights of Survivorship, over which he has shared voting power and shared dispositive power; (v) 70,217 shares held by the Lois E. and Neil E. Gagnon Foundation (the “Foundation”), of which Mr. Gagnon is a trustee and over which he has shared voting power and shared dispositive power; (vi) 108,185 shares held by the

Gagnon Family Limited Partnership (the “Partnership”) of which Mr. Gagnon is a partner and over which he has shared voting power and shared dispositive power; (vii) 90,825 shares held by the Gagnon Grandchildren Trust (the “Trust”) over which Mr. Gagnon has shared dispositive power but no voting power; (viii) 1,017,016 shares held by four hedge funds (collectively, the “Funds”), of which Mr. Gagnon is either a member of the general partner or the managing member and over which he has sole dispositive power and sole voting power; (ix) 3,207 shares held by the Gagnon Securities LLC Profit Sharing Plan and Trust (the “Plan”) of which Mr. Gagnon is a Trustee and over which Mr. Gagnon has sole dispositive power and sole voting power; (x) 8,776 shares held by the Plan over which Mr. Gagnon has shared dispositive power and sole voting power; and (xi) 1,960,493 shares held for certain customers of Gagnon Securities LLC, of which Mr. Gagnon is the managing member and the principal owner and over which he has shared dispositive power but no voting power.

(13)

Information is derived from the Schedule 13G, filed January 4, 2008 by Kopp Investment Advisors, LLC with the Securities and Exchange Commission. Such filing states that Mr. Kopp beneficially owns 1,969,390 common shares of our common stock, which amount includes (i) 200,000 shares over which Mr. Kopp has sole dispositive power and (ii) 1,769,390 shares held for clients of Kopp Investment Advisors, LLC over which Mr. Kopp has shared dispositive power through his control of Kopp Investment Advisors, LLC.

(14)	Information is derived from the Schedule 13F, filed February 14, 2008 with the Securities and Exchange Commission.
(15)

Information is derived from the Schedule 13F filed February 14, 2008 by HealthCor Management, L.P. with the Securities and Exchange Commission. Collectively, HealthCor, L.P., HealthCor Offshore, Ltd. and HealthCor Hybrid Offshore, Ltd. (each a “HealthCor Fund” and together, the “HealthCor Funds”) are the beneficial owners of a total of 1,700,000 shares of our common stock. By virtue of its position as the investment manager of the HealthCor Funds, HealthCor Management, L.P. may be deemed a beneficial owner of all the shares of common stock owned by the HealthCor Funds. HealthCor Associates, LLC is the general partner of HealthCor Management, L.P. and thus may also be deemed to beneficially own the shares of common stock that are beneficially owned by the HealthCor Funds. HealthCor Group LLC is the general partner of HealthCor Capital, L.P., which is in turn the general partner of HealthCor, L.P. Accordingly, each of HealthCor Capital L.P. and HealthCor Group, LLC may be deemed to beneficially own the shares of common stock that are beneficially owned by HealthCor, L.P. As the Managers of HealthCor Associates, LLC, Arthur Cohen and Joseph Healey exercise both voting and investment power with respect to the shares of common stock reported herein, and therefore each may be deemed a beneficial owner of such common stock.

(16)	Includes options to purchase 2,097,276 shares of our common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During the year ended December 31, 2007, the Company recognized revenues of $1,496 on distributions from Stryker, Spine Division, a division of Stryker Corporation (Stryker), representing 1.6% of our total revenues. Accounts receivable from Stryker totaled $727 at December 31, 2007. During the years ended December 31, 2007, 2006 and 2005, the Company recognized revenues of $0, $0 and $3,949, respectively, on distributions from Stryker Endoscopy, representing 0%, 0% and 5.3%, respectively, of our total revenues. Accounts payable from Stryker Endoscopy totaled ($52), ($52), and ($44) at December 31, 2007, 2006 and 2005, respectively.

A member of our board of directors previously served as a non-executive officer of Stryker.

CCI Performance Group, a sales and marketing consulting company of which a member of our board of directors is president and sole owner, has provided sales and marketing services to the Company since 2005. During 2007 the Company paid CCI Performance Group $35,000 in consulting fees and related expenses.

Director Independence

Our board of directors has determined that all board members, excluding Mr. Hutchison, our President, Chief Executive Officer and Chairman of the Board, are independent under the applicable NASDAQ rules. Our board of directors has also determined that the members of each committee of the board of directors are independent under the listing standards of the NASDAQ Global Market. In making these determinations, our board of directors considered, among other things, the types and amounts of the commercial dealings between Regeneration Technologies and the companies and organizations with which the directors are affiliated.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Public Accountant

The Audit Committee has appointed Deloitte & Touche LLP, independent registered public accounting firm, to audit our accounts for the year 2008, subject to the approval of the scope of the audit engagement and the estimated audit fees. We expect a representative of Deloitte & Touche LLP to be present at the Annual Meeting with the opportunity to make a statement if he or she desires to do so and to be available to respond to appropriate questions.

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2007 and 2006, for the Sarbanes-Oxley Section 404 audit of our internal control structure, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years were $625,600 and $608,000, respectively.

Audit Related Fees

Deloitte rendered no professional services for audit-related services for the fiscal years ended December 31, 2007 or 2006.

Tax Fees

The aggregate fees billed by Deloitte for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006 totaled $174,220 and $64,000, respectively.

All Other Fees

The aggregate fees billed by Deloitte for services rendered to us, other than the services described above under “Audit Fees”, “Audit Related Fees”, and “Tax Fees”, for the fiscal years ended December 31, 2007 and 2006 were $162,726 and $41,000, respectively. All other fees principally relate to benefit plan consulting services. The Audit Committee has determined that the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

The aggregate fees billed by Davis Monk and Company for services rendered to us, other than the services described above under “Audit Fees”, “Audit Related Fees”, and “Tax Fees”, for the fiscal years ended December 31, 2007 and 2006 were $8,500 and $26,000, respectively.

The aggregate fees billed by Grant Thornton, LLP, for services rendered to us, other than the services described above under “Audit Fees”, “Audit Related Fees”, and “Tax Fees”, for the fiscal years ended December 31, 2007 and 2006 were $37,593 and $10,000, respectively.

The Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such services. The Audit Committee shall pre-approve any additional audit services and permissible non-audit services. All “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees” set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements:

See “Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule” on page 65, the Independent Registered Public Accounting Firm’s Report on page 66 and the Consolidated Financial Statements on pages 68 to 71, all of which are incorporated herein by reference.

(2)  Financial Statement Schedule:

The following consolidated financial statement schedule is filed as part of this Report:

Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005.

(3)   Exhibits:

The following exhibits are filed as part of this report or incorporated herein by reference.

2.1	Asset Purchase Agreement by and among University of Alabama Health Services Foundation, P.C., Alabama Tissue Center, Inc. and Regeneration Technologies, Inc., dated April 27, 2000.[1]*

2.2	Agreement and Plan of Merger between Regeneration Technologies, Inc. and Tutogen Medical, Inc., dated November 12, 2007[13]

3.1	Certificate of Incorporation of Regeneration Technologies, Inc.[1]

3.2	Bylaws.[1]

3.3	Certificate of Designation of Rights and Preferences of Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock of Regeneration Technologies, Inc.[1]

4.1	Amended and Restated Registration Rights Agreement dated as of October 11, 1999, by and among Regeneration Technologies, Inc., the investors set forth on Exhibit A to the Class C Preferred Stock and Warrant Purchase Agreement dated as of October 11, 1999 and the Stockholders listed on Exhibits A and B thereto.[1]

4.2	Stockholder’s Agreement dated as of October 11, 1999, by and among Regeneration Technologies, Inc., the investors set forth on Exhibit A to the Class C Preferred Stock and Warrant Purchase Agreement dated as of October 11, 1999 and the Stockholders listed on Exhibits A, B and C thereto.[1]

4.3	Specimen Stock Certificate.[1]

4.4	Purchase Agreement, dated November 26, 2002, among the Regeneration Technologies, Inc. and the Investors listed on the signature page thereto.[5]

4.5	Registration Rights Agreement, dated November 26, 2002, among Regeneration Technologies, Inc. and the Investors listed on the signature page thereto.[5]

10.1	Program Transfer Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1] *

10.2	Tissue Recovery Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1] *

10.3	Exclusive Distributorship Agreement between Regeneration Technologies, Inc. and C.R. Bard, Inc., dated June 6, 1998.[1]*

10.4	Exclusive License Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc. and Exactech, Inc., dated April 22, 1997, as amended. [1]*

10.5	Master Lease Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc., and American Equipment Leasing, dated January 23, 1998. [1]

10.6	Purchase Contract between Regeneration Technologies, Inc. and Echelon International Corp., dated January 31, 2000, as amended.[1]

10.7	Lease between Echelon International Corp. and Regeneration Technologies, Inc., dated February 4, 2000.[1]

10.8	Lease between Regeneration Technologies, Inc. and First Street Group L.C., dated June 14, 1999.[1]

10.9	Omnibus Stock Option Plan.[1]

10.10	Year 2000 Compensation Plan.[1]

10.11	Form of Indemnification Agreement between Regeneration Technologies, Inc. and its directors and executive officers.[1]

10.12	Employment Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated November 30, 2001.[2]

10.13	Employment Agreement between Regeneration Technologies, Inc. and Thomas F. Rose, dated May 1, 2002.[7]

10.14	Incentive Stock Option Grant Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated December 3, 2001.[2]

10.15	Separation Agreement and Release between Regeneration Technologies, Inc. and Jamie M. Grooms, dated June 17, 2002.[3]

10.16	$25,000,000 Loan Agreement, dated as of February 20, 2004, by and among Regeneration Technologies, Inc. and certain of its subsidiaries and Merrill Lynch Business Financial Services, Inc.[7]

10.17	Employment Agreement between Regeneration Technologies, Inc. and Roger W. Rose, dated October 21, 2002.[8]

10.18	First Amended Exclusive Distribution and License Agreement, effective as of April 15, 2004, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.[9]*

10.19	Regeneration Technologies, Inc. 2004 Equity Incentive Plan.[9]

10.20	Form of Nonqualified Stock Option Grant Agreement.[10]

10.21	Form of Incentive Stock Option Grant Agreement.[10]

10.22	Second Amendment to the First Amended Exclusive Distribution and License Agreement, effective as of December 15, 2005, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.†[11]

10.23	Third Amendment to the First Amended Exclusive Distribution and License Agreement, effective as of December 15, 2005, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.†[11]

10.24	First Amended Exclusive License and Distribution Agreement, effective as of December 19, 2005, between Regeneration Technologies, Inc. and Exactech, Inc.†[11]

10.25	Fourth Amendment to the First Amended Exclusive Distribution and License Agreement, effective as of September 12, 2006, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.†[12]

10.26	Exchange and Service Agreement, dated December 15, 2006, between Regeneration Technologies, Inc. and CryoLife, Inc.†[14]

21	Subsidiaries of the Registrant.[2]

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas F. Rose, Vice President, Chief Financial Officer and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Regeneration Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

32.2	Certification of Thomas F. Rose, Vice President, Chief Financial Officer and Secretary, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Regeneration Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

[1]	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-35756).
[2]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
[3]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
[4]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
[5]	Incorporated by reference to our Current Report on Form 8-K filed on December 2, 2002.
[6]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
[7]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
[8]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
[9]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
[10]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
[11]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005.
[12]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
[13]	Incorporated by reference to our Current Report on Form 8-K filed on November 16, 2007.
[14]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006.
*	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.
†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Regeneration Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm	69
Consolidated Balance Sheets—December 31, 2007 and 2006	71
Consolidated Statements of Operations —Years Ended December 31, 2007, 2006 and 2005	72
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2007, 2006 and 2005	73
Consolidated Statements of Cash Flows— Years Ended December 31, 2007, 2006 and 2005	74
Notes to Consolidated Financial Statements—Years Ended December 31, 2007, 2006 and 2005	75 to 96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Regeneration Technologies, Inc.

Alachua, Florida

We have audited the accompanying consolidated balance sheets of Regeneration Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting, included in the accompanying Management’s Report on Effectiveness of Internal Controls. Our responsibility is to express an opinion on the financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regeneration Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

February 27, 2008

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$18,560	$15,509
Accounts receivable—less allowances of $595 in 2007 and $248 in 2006	9,754	9,337
Inventories—net	39,847	37,026
Prepaid and other current assets	5,267	941
Assets held for sale	288	—
Deferred tax assets—current	14,726	10,488

Total current assets	88,442	73,301
Property, plant and equipment—net	35,549	41,047
Deferred tax assets	1,782	4,893
Goodwill	151	2,863
Other intangible assets	8,461	5,997
Other assets—net	1,581	1,707

Total assets	$135,966	$129,808

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,631	$7,949
Accrued expenses	8,190	6,293
Current portion of deferred revenue	500	—
Current portion of long-term obligations	1,500	2,275

Total current liabilities	17,821	16,517
Long-term obligations—less current portion	1,875	3,401
Other long-term liabilities	460	—
Deferred revenue	4,167	—

Total liabilities	24,323	19,918

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 50,000,000 shares authorized; 29,880,296 and 29,773,515 shares issued and outstanding, respectively	30	30
Additional paid-in capital	133,621	129,772
Accumulated deficit	(21,994)	(19,898)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	111,643	109,890

Total liabilities and stockholders’ equity	$135,966	$129,808

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Fees from tissue distribution	$88,708	$70,158	$72,337
Other revenues	5,499	3,812	2,862

Total revenues	94,207	73,970	75,199
Costs of processing and distribution	56,557	54,647	55,457

Gross profit	37,650	19,323	19,742

Expenses:
Marketing, general and administrative	31,040	27,252	23,350
Research and development	5,190	5,403	5,003
Gain on business exchange	(197)	—	—
Asset impairments and abandonments	4,185	4,202	336

Total expenses	40,218	36,857	28,689

Operating loss	(2,568)	(17,534)	(8,947)

Other (expense) income:
Interest expense	(753)	(898)	(862)
Interest income	849	934	361

Total other income (expense)—net	96	36	(501)

Loss before income tax benefit	(2,472)	(17,498)	(9,448)
Income tax benefit	376	6,373	3,897

Net loss	$(2,096)	$(11,125)	$(5,551)

Net loss per common share—basic	$(0.07)	$(0.37)	$(0.20)

Net loss per common share—diluted	$(0.07)	$(0.37)	$(0.20)

Weighted average shares outstanding—basic	29,824,816	29,753,166	27,754,003

Weighted average shares outstanding—diluted	29,824,816	29,753,166	27,754,003

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Total
Balance, January 1, 2005	$27	$102,847	$(3,222)	$(36)	$(14)	$99,602
Issuance of common stock	3	23,937	—	—	—	23,940
Stock issuance costs	—	(1,565)	—	—	—	(1,565)
Exercise of common stock options	—	1,296	—	—	—	1,296
Vested deferred compensation	—	—	—	36	—	36
Income tax benefit from nonqualified stock option exercises	—	55	—	—	—	55
Net loss	—	—	(5,551)	—	—	(5,551)

Balance, December 31, 2005	30	126,570	(8,773)	—	(14)	117,813
Exercise of common stock options	—	47	—	—	—	47
Vested deferred compensation	—	3,138	—	—	—	3,138
Income tax benefit from nonqualified stock option exercises	—	17	—	—	—	17
Net loss	—	—	(11,125)	—	—	(11,125)

Balance, December 31, 2006	30	129,772	(19,898)	—	(14)	109,890
Exercise of common stock options	—	725	—	—	—	725
Vested deferred compensation	—	2,974	—	—	—	2,974
Income tax benefit from nonqualified stock option exercises	—	150	—	—	—	150
Net loss	—	—	(2,096)	—	—	(2,096)

Balance, December 31, 2007	$30	$133,621	$(21,994)	$—	$(14)	$111,643

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(2,096)	$(11,125)	$(5,551)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,586	5,235	4,591
Amortization of deferred financing costs	170	170	173
Provision for bad debts	73	14	26
Provision for inventory writedowns	1,479	3,855	3,673
Provision for (reduction of) product returns	313	(40)	—
Amortization of deferred revenue	(333)	(71)	(438)
Deferred income tax benefit	(1,127)	(6,373)	(3,873)
Tax benefit attributable from exercise of stock options	150	—	—
Excess tax benefit from exercise of stock options	(150)	—	—
Deferred stock-based compensation and nonqualified option expense	2,974	3,138	36
Asset impairments	4,094	4,100	—
Gain on business exchange	(197)	—	—
Gain (loss) on asset abandonments	11	33	(142)
Write-off of capitalized patent and trademark expenses	80	69	478
Changes in assets and liabilities:
Accounts receivable	(802)	(491)	697
Inventories	(4,300)	(2,347)	(1,776)
Goodwill	2,712	—	—
Other intangible assets	(3,433)	(2,841)	(432)
Prepaid and other current assets	(4,326)	(109)	559
Other assets	242	63	(90)
Accounts payable	(1,416)	679	(1,165)
Accrued expenses	1,898	104	1,553
Other non-current liabilities	460	(250)	—
Deferred revenue	5,000	(556)	—

Net cash provided by (used in) operating activities	7,062	(6,743)	(1,681)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,173)	(1,328)	(3,999)
Proceeds from sale of property, plant and equipment	80	200	—
Business combination	(492)	—	—
Purchase of intellectual property	—	—	(1,600)

Net cash used in investing activities	(2,585)	(1,128)	(5,599)

Cash flows from financing activities:
Proceeds from stock issuance	—	—	23,940
Stock issuance costs	—	—	(1,565)
Proceeds from exercise of stock options	725	47	1,296
Excess tax benefit from exercise of stock options	150	—	—
Payments on long-term obligations	(2,301)	(2,226)	(2,316)
Proceeds from revolving line of credit	—	—	3,000
Payment on revolving line of credit	—	—	(3,000)

Net cash (used in) provided by financing activities	(1,426)	(2,179)	21,355

Net increase (decrease) in cash and cash equivalents	3,051	(10,050)	14,075
Cash and cash equivalents, beginning of year	15,509	25,559	11,484

Cash and cash equivalents, end of year	$18,560	$15,509	$25,559

See notes to consolidated financial statements.

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

(In thousands, except share and per share data)

1.    Business

Regeneration Technologies, Inc. (“RTI”), and its subsidiaries (collectively, the “Company”) process human and animal tissue. The processing transforms the tissue into either conventional or precision machined allograft implants (human) or xenograft implants (animal), for orthopedic and other surgical applications to promote the natural healing of human bone and other human tissue. These implants are distributed domestically and internationally, for use in reconstruction and fracture repair.

2.    Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of RTI and its wholly owned subsidiaries, Regeneration Technologies, Inc. – Cardiovascular (inactive), Biological Recovery Group (inactive), and RTI Services, Inc. The consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.

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

Inventories— Implantable donor tissue inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Inventory writedowns are recorded for unprocessed donor tissue based on the estimated amount of inventory that will not pass the quality control process based on historical data, and the amount of inventory that is not readily distributable or unusable. In addition, provisions for inventory writedowns are estimated for tissue in process inventory that is not readily distributable or unusable. Any implantable donor tissue deemed to be obsolete is included in the writedown at the time the determination is made.

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

Software Development Costs— Included in property, plant and equipment are costs related to internally-developed and purchased software that are capitalized. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software.

Debt Issuance Costs—Debt issuance costs include costs incurred to obtain financing. Upon funding of debt offerings, deferred financing costs are capitalized as debt issuance costs and are amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt. At December 31, 2007 and 2006, gross debt issuance costs were $852 net of accumulated amortization of $653, and of $483, respectively, and are included in other assets—net in the accompanying consolidated balance sheets.

Investment in Lifeline Scientific, Inc. (formerly Organ Recovery Systems, Inc.) — The Company accounts for its investment in preferred shares of stock issued by Lifeline Scientific, Inc. (formerly Organ Recovery Systems, Inc.) (“LSI”) under the cost method as the Company does not exert control over LSI. Management monitors the performance of LSI and evaluates the assumptions and methods used to assess the fair value of its investment in LSI at each reporting period and records an impairment if fair value is less than cost. The net book value of this investment was $1 and $1,150 at December 31, 2007 and 2006, respectively.

Research and Development Costs—Research and development costs, including the cost of research and development conducted for others and the cost of contracted research and development, are expensed as incurred. Research and development costs for the years ended December 31, 2007, 2006 and 2005 were $5,190, $5,403 and $5,003, respectively.

Revenue Recognition— Revenue is recognized upon shipping, or receipt by the Company’s customers of the processed tissue for implantation, depending on the Company’s distribution agreements with the Company’s customers or distributors. Revenue from consignment inventory is recognized when the tissue is transferred from the Company’s consignment inventory locations to the Company’s customers for implantation. Other revenues are recognized when all significant contractual obligations have been satisfied.

The Company permits returns of tissue in accordance with the terms of contractual agreements with customers if the tissue is returned in a timely manner, in unopened packaging, and from the normal channels of distribution. Allowances for returns are provided based upon analysis of the Company’s historical patterns of returns matched against the revenues from which they originated.

On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer, Inc. (“Zimmer”) with an initial term of 10 years. The distribution agreement relates to certain new products currently in production. As part of the agreement, Zimmer agreed to pay the Company $5,000 for the aforementioned exclusive distribution rights, and maintain certain minimum order volumes. The $5,000 exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over ten years, the initial term of the contract.

Deferred revenue consisting of up-front fees received from Medtronic Sofamor Danek (“MSD”) in 1998 was deferred and is being recognized as revenue on a straight-line basis over the 12 year life of the exclusive management services agreement with MSD. This revenue is recorded in other revenues in the consolidated statements of operations. As a result of the amended agreement with MSD, there is no remaining deferred revenue as of December 31, 2006. (See Note 7)

Other Revenues— Other revenues consists of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees, grants, distribution of reproductions of our allografts to distribute for demonstration purposes, and restocking fees.

Income Taxes— The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

Stock-Based Compensation Plans— Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”), which established the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of SFAS 123R, and Staff Accounting Bulletin No. 107 (“SAB 107”), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award).

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

The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the year ended December 31, 2007 and 2006 includes expense for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123,”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R.

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

	Year Ended December 31,
	2007	2006	2005
Basic shares	29,824,816	29,753,166	27,754,003
Effect of dilutive securities:
Stock options	—	—	—

Diluted shares	29,824,816	29,753,166	27,754,003

Options to purchase 3,727,739 and 3,367,333, and 3,118,039 shares of common stock at prices ranging from $1.30 to $14.95 per share were outstanding as of December 31, 2007, 2006 and 2005, respectively, and were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported.

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

Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs of disposal.

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

New Accounting Standards—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company completed its evaluation of the effect of the adoption of SFAS 157 on its consolidated results of operations, financial condition and cash flows and determined that the impact was immaterial.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company completed its evaluation of the effect of the adoption of SFAS 159 on its consolidated results of operations, financial condition and cash flows and determined that the impact was immaterial.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. For interim periods in the year of initial adoption, all disclosures required by FIN 48 will be presented. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. FIN 48 was adopted by the Company on January 1, 2007. In connection with the Company’s evaluation of the effect that FIN 48 had on the consolidated financial statements, the Company reclassified a valuation allowance recorded in noncurrent deferred tax assets in the amount of $717 to other long-term liabilities in the accompanying consolidated balance sheet. Other than this reclassification, there was no impact on the Company’s financial position, results of operations or its cash flows.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheets and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first year ending after November 15, 2006, and was adopted by the Company in the first quarter of 2007. The Company completed its evaluation of the effect of the adoption of SFAS 108 on its consolidated results of operations, financial condition and cash flows and determined that the impact was immaterial.

Reclassifications—Certain amounts in the 2006 and 2005 consolidated financial statements, as previously reported, have been reclassified to conform to the 2007 presentation as is more fully described below.

The segment data included in Note 22 for the years ending December 31, 2007, 2006 and 2005, the Company expanded the classifications of product revenues from tissue distribution to spinal constructs, sports medicine, bone graft substitutes, cardiovascular and general orthopedic revenues. The Company previously classified revenues from tissue distribution as spinal, sports medicine, cardiovascular and general orthopedic revenues. The bone graft substitutes product revenues consists of all moldable and flowable bone pastes, as well as all cortical and cancellous chips and cubes. These implants were previously classified within spinal implants and general orthopedics.

Certain amounts in the consolidated financial statements for the years ended December 31, 2006, as previously reported, have been reclassified to conform to the 2007 presentation. In our consolidated balance sheets for the year ended December 31, 2007, the Company reclassified patents, trademarks, and acquired exclusivity rights to other intangible assets from other assets. The Company previously presented such assets as a component of other assets.

3.    Stock Based Compensation

The Company has two stock-based compensation plans under which employees, consultants and outside directors receive stock options and other equity-based awards. At December 31, 2007, awards relating to 3,727,739 shares were outstanding, and 1,226,551 shares remained available for the grant of awards under our plans. For the year ended December 31, 2007, employees and outside directors of the Company were granted 642,000 stock options under the plans. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest no later than five years from the date of grant.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R . For the year ended December 31, 2007, the Company recognized compensation of $2,846 for stock options and $128 for restricted stock awards, of which $10 was relieved from inventory costs.

As a result of adopting SFAS 123R, the Company’s net loss before income taxes and net loss for the year ended December 31, 2007 was $2,984 and $2,346, respectively, greater than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Basic and diluted net loss per share for the year ended December 31, 2007 of $(0.07) was $(0.08) greater than if the Company had not adopted SFAS 123R.

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

Prior to January 1, 2006, stock-based compensation was accounted for in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, stock-based awards to employees and directors were accounted for using the intrinsic value method as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations (other than minimal amounts for non-qualified options to consultants) because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The following table sets forth the computation of basic and diluted loss per share for the year ended December 31, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans:

Year Ended December 31, 2005
Net loss:
As reported	$(5,551)
Add: stock-based employee compensation expense included in reported net loss net of related tax effects	—
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,473)

Pro forma net loss	$(7,024)

Net loss per common share:
Basic, as reported	$(0.20)
Basic, pro forma	$(0.25)
Diluted, as reported	$(0.20)
Diluted, pro forma	$(0.25)

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

The following weighted-average assumptions were used to determine the fair value of options under SFAS 123R:

	Year Ended December 31,
	2007	2006	2005
Expected term (years)	6.38	5.00	5.00
Risk free interest rate	4.71%	4.25%	4.25%
Volatility factor	61.30%	62.78%	60.19%
Dividend yield	—	—	—

During 2007, the Company adopted the simplified method for estimating the expected term used to determine the fair value of options under SFAS 123R. The Company adopted the simplified method as a result of the Company expecting to have significant structural changes in 2008.

Stock Options

Stock option activity for both the 2004 and 1998 option plans are summarized as follows for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1,	3,367,333	$7.58	3,118,039	$7.64	3,095,039	$7.91
Granted	642,000	7.65	420,000	6.97	535,500	6.18
Exercised	(106,781)	6.79	(16,152)	2.93	(240,176)	5.13
Canceled	(174,813)	8.10	(154,554)	7.67	(272,324)	10.09

Outstanding at December 31,	3,727,739	$7.59	3,367,333	$7.58	3,118,039	$7.64

Exercisable at December 31,	2,466,646	$7.69	2,156,139	$7.84	1,602,435	$7.86

Available for grant at December 31,	1,226,551		1,693,738		2,029,232

Outstanding options under both option plans vest over a three to five year period. Options expire ten years from the date of grant. The weighted-average grant-date fair value of options granted for the year ended December 31, 2007 was $5.73. The total intrinsic value of options exercised for the year ended December 31, 2007 was $411. The intrinsic value of a stock option is the difference between the Company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s stock. Cash received from option exercises for the year ended December 31, 2007 was $699. The weighted-average grant-date fair value of options granted for the year ended December 31, 2006 was $5.06. The total intrinsic value of options exercised for the year ended December 31, 2006 was $43. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Cash received from option exercises for the year ended December 31, 2006 was $47.

As of December 31, 2007, there was $5,495 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Stock options outstanding and exercisable at December 31, 2007 for both option plans are summarized as follows:

	Options Outstanding			Options Outstanding and Currently Exercisable
Range of Exercise Prices:	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$1.30 to $3.80	161,727	1.63	$2.95	161,727	$2.95
$4.80 to $5.65	838,600	4.68	4.83	794,600	4.81
$6.18 to $7.97	1,217,200	8.29	6.88	248,205	6.54
$8.55 to $8.70	194,500	6.88	8.58	104,500	8.70
$9.01 to $9.95	300,101	5.76	9.42	217,903	9.41
$10.00 to $10.81	816,100	4.71	10.10	751,700	10.11
$11.04 to $12.07	42,215	3.21	11.94	42,215	11.94
$12.63 to $12.88	2,900	3.24	12.68	2,900	12.68
$13.15 to $13.99	132,716	3.73	13.40	121,216	13.42
$14.00 to $14.95	21,680	3.27	14.88	21,680	14.88

$1.30 to $14.95	3,727,739	5.87	$7.59	2,466,646	$7.69

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,367,333	$7.58
Granted	642,000	7.65
Exercised	(106,781)	6.78
Canceled	(174,813)	8.10

Outstanding at December 31, 2007	3,727,739	$7.59	5.87	$6,367

Vested or expected to vest at December 31, 2007	3,660,205	$7.59	.53	$6,267

Exercisable at December 31, 2007	2,466,646	$7.69	4.63	$4,534

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value.

Other information concerning stock options for the years ended December 31 is as follows:

	2007	2006	2005
Weighted average fair value of options granted	$5.73	$5.06	$4.49
Intrinsic value of options exercised	$411	$43	$871

Restricted Stock

For the year ended December 31, 2007, the Company granted no additional shares of restricted stock. For the year ended December 31, 2006, the Company granted 69,000 shares of restricted stock with a weighted-average grant date fair value of $7.28 which vest over a three year period. As of December 31, 2007 and 2006, there was $187 and $342, respectively, of total unrecognized compensation cost related to time-based, nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 0.7 and 1.2 years, respectively. As of December 31, 2007 and 2006, the Company had outstanding restricted stock of 56,000 shares.

4.    Inventories

Inventories by stage of completion are as follows:

	December 31,
	2007	2006
Unprocessed donor tissue	$9,084	$8,784
Tissue in process	23,755	19,365
Implantable donor tissue	5,264	7,352
Supplies	1,744	1,525

	$39,847	$37,026

For the years ended December 31, 2007, 2006 and 2005, the Company had inventory write-downs $1,479, $3,855 and $3,673, respectively. In 2006 cardiovascular inventories were written-down to net realizable value by $2,873 for anticipated product discounts and increased distributor commissions relating to our plans to dispose of remaining product inventories as a result of the Company exiting the cardiovascular business. The inventory write-downs during 2005 were primarily a result of certain undistributable allograft inventories written down to zero as the result of a product recall announced in October 2005.

5.    Prepaid and Other Current Assets

Prepaid and other current assets are as follows:

	December 31,
	2007	2006
Distribution rights receivable	$4,000	$—
Other	1,267	941

	$5,267	$941

On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer with an initial term of 10 years. The distribution agreement relates to certain new products currently in production. As part of the agreement, Zimmer agreed to make two payments to the Company totaling $5,000 for the aforementioned exclusive distribution rights, and maintain certain minimum order volumes. The first payment of $1,000 was made at the time of entering the agreement. The remaining payments of $4,000 are expected to be paid in the first half of 2008. The $5,000 exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation.

6.    Assets Held for Sale

Effective January 1, 2007, the Company entered into an exchange and service agreement with Cryolife and exited the cardiovascular business. During the third quarter of 2007, the Company completed its plans to dispose of the cardiovascular facility within the next year and retained a real estate broker to actively market the property. Depreciation ceased when the assets were classified as assets held for sale.

The carrying value of our assets held for sale reflects the lower of the depreciated cost basis or estimated fair value after consideration of selling costs.

During the fourth quarter of 2007, the Company evaluated the recoverability of the net carrying amount of its assets held for sale by comparing the carrying amounts to estimated future undiscounted cash flows generated by those assets. The Company determined that the carrying amount was in excess of the future undiscounted cash flows. The Company believes that there has been an other than temporary impairment of the assets held for sale and has recorded an other than temporary impairment charge of $2,945 against the assets held for sale. During the fourth quarter of 2007 the commercial real estate market conditions in Birmingham, Alabama declined. The impact to the assets held for sale was significant because of the specialized nature of the assets. The following table presents the assets that are classified as assets held for sale, which are included in total current assets in the accompanying consolidated balance sheets and is included in asset impairments and abandonments in the consolidated statement of operations.

	December 31,
	2007	2006
Processing equipment	$228	$—
Office equipment, furniture and fixtures	60	—

Total assets held for sale	$288	$—

7.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	December 31,
	2007	2006
Land	$625	$625
Buildings and improvements	35,972	35,972
Construction in process	210	210
Processing equipment	12,138	11,716
Leasehold improvements	782	3,785
Office equipment, furniture and fixtures	774	1,135
Computer hardware and software	4,487	3,960
Equipment under capital leases:
Processing equipment	6,509	6,588
Computer equipment	886	914

	62,383	64,905
Less accumulated depreciation and amortization	(26,834)	(23,858)

	$35,549	$41,047

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $4,698, $4,921 and $4,389, respectively.

8.    Goodwill

The carrying value of goodwill was $151 and $2,863 at December 31, 2007 and 2006.

The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. (“SFAS No. 142”) requires goodwill and other intangible assets determined to have an indefinite useful life to be assessed at least annually for impairment. The Company has one reporting unit, and therefore, utilizes the fair value of its common stock for estimating the fair value of its reporting unit. The Company performs an annual impairment test for goodwill during the fourth quarter of each fiscal year unless indicators of impairment are present and require more frequent testing.

On December 15, 2006 the Company entered into an Exchange and Service Agreement with CryoLife, Inc., whereby on January 1, 2007 the Company exchanged certain rights of its cardiovascular business for certain rights of CryoLife’s orthopedic sports medicine business. No cash was exchanged in the transaction. The transaction has been treated as a non-monetary exchange and the fair value of certain assets in the Company’s cardiovascular business, including the Company’s goodwill of $2,863, has been exchanged for goodwill of $151 and for intangibles related to CryoLife’s orthopedic sports medicine business which are recorded in other intangible assets. The Company recognized a pretax gain of $197 on the exchange.

9.    Other Intangible Assets

The Company accounts for its other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and other intangible assets determined to have an indefinite useful life to be assessed at least annually for impairment. The Company has one reporting unit, and therefore, utilizes the fair value of its common stock for estimating the fair value of its reporting unit. The Company performs an annual impairment test for other intangible assets during the fourth quarter of each fiscal year unless indicators of impairment are present and require more frequent testing.

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$4,020	$564	$3,577	$370
Trademarks	58	28	58	25
Procurement contracts	1,296	52	—	—
Customer lists	835	167	—	—
Non-compete agreement	275	27	—	—
Distribution agreements	502	72	—	—
Acquired exclusivity rights	2,941	556	2,941	184

Total	$9,927	$1,466	$6,576	$579

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

As previously disclosed in Note 8, on December 15, 2006 the Company entered into an Exchange and Service Agreement with CryoLife, whereby on January 1, 2007 the Company exchanged certain rights of its cardiovascular business for certain rights of CryoLife’s orthopedic sports medicine business. No cash was exchanged in the transaction. The transaction has been treated as a non-monetary exchange and the fair value of certain assets in the Company’s cardiovascular business, including the Company’s goodwill, has been exchanged for goodwill and for $2,908 in intangibles related to CryoLife’s orthopedic sports medicine business which are recorded in other intangible assets.

Patents and trademarks are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful life. The acquired exclusivity rights are being amortized over eight years, the remaining term of the amended distribution agreement. Procurement contracts, customer lists, non-compete agreements and distribution agreements are amortized over estimated useful lives of between 5 to 25 years. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $887, $313 and $202, respectively. Management estimates amortization expense of $884 per year for the next five years.

10.    Other Assets

Other assets are as follows:

	December 31,
	2007	2006
Investment in Lifeline Scientific, Inc. (formerly Organ Recovery Systems, Inc.)	$1	$1,150
Business combination costs	1,238	—
Debt issuance costs	852	852
Deposits	57	61
Other	86	126

	2,234	2,189
Less accumulated amortization	(653)	(482)

	$1,581	$1,707

Debt issuance costs are amortized on the straight-line method to interest expense over the term of the associated debt instrument, which is five years. The straight-line method approximates the effective interest method. The Company recognized interest expense associated with the amortization of its debt issuance costs for the years ended December 31, 2007 and 2006 of $171 and $170, respectively.

Business combination costs represent direct acquisition costs associated with the pending merger with Tutogen.

11.    Accrued Expenses

Accrued expenses are as follows:

	December 31,
	2007	2006
Accrued donor recovery fees	$1,679	$1,483
Accrued payroll	1,283	944
Matching 401(k)—employer contribution	—	762
Accrued incentive	950	150
Accrued vacation	609	586
Other	3,669	2,368

	$8,190	$6,293

The Company accrues for the estimated recovery fees due to third party recovery agencies as tissue is received.

For the year ended December 31, 2007, the Company began funding its matching 401(k) contribution for each pay period. For the year ended December 31, 2006, the Company funded its matching 401(k) annually in the first quarter of the following year.

12.    Investment in Lifeline Scientific, Inc. (formerly Organ Recovery Systems, Inc.)

As of December 31, 2007 the Company owned 1,285,347 shares of convertible preferred stock issued by Organ Recovery Systems, Inc., a privately held company, for which the purchase price was $5,250. Organ

Recovery Systems, Inc. changed its name to Lifeline Scientific, Inc. (“LSI”), and offered shares on the Alternative Investment Market, (“AIM”), of the London Stock Exchange as of January 7, 2008. The trading started at the equivalent of $3.00 per share. LSI is organized for the purpose of advancing organ transplantation technology. As a result of the AIM offering the Company’s convertible preferred stock was converted to common stock in LSI. The conversion resulted in significant dilution of the Company’s ownership in the equity of LSI. The dilutive impact and the share price of $3.00 per share resulted in the Company’s investment being valued at $1. The Company consequently wrote down the Company’s investment in LSI by an additional $1,149 due to an other than temporary impairment in the asset in the fourth quarter of 2007, and is included in asset impairments and abandonments in the consolidated statement of operations.

In the fourth quarter of 2006 the Company wrote down the Company’s investment in LSI by $4,100 due to an other than temporary impairment in the asset, as a result of LSI not successfully executing its operational strategies in 2006.

13.    Long-Term Obligations

Long-term obligations, excluding interest on capital lease obligations, are as follows:

	December 31,
	2007	2006
Term loan	$3,375	$4,875
Capital leases	—	801

	3,375	5,676
Less current portion	(1,500)	(2,275)

Long-term portion	$1,875	$3,401

On February 20, 2004, the Company entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9,000 five-year term loan and a five-year $16,000 revolving line of credit. The $9,000 term loan calls for monthly principal payments of $125. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (8.85% at December 31, 2007). Under the $16,000 revolving line of credit, the Company can borrow up to the maximum eligible amount, based on certain eligible outstanding receivables of which $7,206 is available at December 31, 2007. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at December 31, 2007. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable and certain property and equipment.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. The original credit agreement included a requirement to maintain certain financial covenant ratios computed on a four-quarter rolling average, including operating cash flows to fixed charges, senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and total debt to EBITDA, as defined in the agreement. In the second quarter of 2006, the lender replaced all financial covenants with a minimum liquidity requirement of $6.0 million. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash. The Company exceeded the $6.0 million minimum liquidity requirement as of December 31, 2007 and 2006.

Contractual maturities of long-term obligations, are as follows:

Term Loan
2008	$1,500
2009	1,875

$3,375

14.    Income Taxes

The Company’s income tax benefit consists of the following components:

	Year Ended December 31,
	2007	2006		2005
Current:
Federal	$(140)	$		$
State	—		—		—

Total current	(140)		—		—

Deferred:
Federal	479		5,738		3,509
State	37		635		388

Total deferred	516		6,373		3,897

Total income tax benefit	$376		$6,373		$3,897

The components of the deferred tax assets and liabilities consisted of the following at December 31:

	2007		2006
	Deferred Income Tax		Deferred Income Tax
	Asset	Liability	Asset	Liability
Current:
Allowance for bad debts	$156	$—	$75	$—
CV impairment	1,112	—	—	—
Inventory reserves	5,598	—	7,038	—
Net operating losses	5,664	—	2,039	—
Accrued liabilities	2,194	—	1,334	—
Charitable contributions	—	—	—	—
State taxes	2	—	2	—

Total current	14,726	—	10,488	—

Noncurrent:
Depreciation	—	(4,573)	—	(4,783)
Amortization	—	(818)	—	(1,011)
LSI (formerly ORS) impairment	1,982	—	1,548	—
Unearned revenue	1,762	—	—	—
Intangible assets	183	—	203	—
Net operating losses	338	—	6,694	—
Research and development credit	2,833	—	2,791	—
Charitable contributions	217	—	156	—
AMT credit	266	—	126	—
Valuation allowance	(408)	—	(831)	—

Total noncurrent	7,173	(5,391)	10,687	(5,794)

Total	$21,899	$(5,391)	$21,175	$(5,794)

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $408 and $831 have been established at December 31, 2007 and 2006 respectively against a portion of the deferred tax assets based on the characteristics of the research and experimentation tax credits claimed and on the nature of the credits claimed for certain state net operating loss carryforwards.

The Company recorded a non-cash tax benefit from the exercise of incentive stock options as an addition to its deferred income tax assets in the amount of $150 and $17 for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, the Company has federal net operating loss carryforwards of $14,603 that will expire in the years 2022, 2025 and 2026, as well as state net operating loss carryforwards of $27,566 that will expire in the years 2021, 2022, 2025 and 2026.

As of December 31, 2007, the Company has research and experimentation tax credit carryforwards of $3,193 that will expire in years 2018 through 2027, as well as alternative minimum tax credit carryforwards of $266 that are carried forward indefinitely.

The Company expects the deferred tax assets of approximately $16,508, net of the valuation allowance at December 31, 2007 of $408, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. The Company has considered the impact of recent losses as it relates to the realization of net deferred tax assets. Based on the weight of the evidence, including various strategic initiatives and forecasted taxable income, management has determined that is more likely than not that such net deferred tax assets will be realized.

At the date of the adoption of FIN No. 48, the Company reclassified a valuation allowance recorded in noncurrent deferred tax assets in the amount of $717 to unrecognized tax benefits included in other long-term liabilities in the accompanying consolidated balance sheet. The unrecognized tax benefits increased by $103 during 2007 resulting from our income tax positions in 2007. The Company reclassified $360 of unrecognized tax benefits in other long-term liabilities against prior year net operating losses. These changes in unrecognized tax benefits resulted in an ending balance of $460 in other long-term liabilities. If these tax benefits were recognized by the Company our effective tax rate would be favorably impacted. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

Balance at January 1, 2007	$717
Additions based on tax positions related to the current year	103
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

$820

The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in the provision for income taxes. There are no interest and penalties deducted in the current period and no interest and penalties accrued at December 31, 2007 and December 31, 2006, respectively.

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

The effective tax rate differs from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2007	2006	2005
Statutory federal rate	34.00%	34.00%	34.00%
State income taxes—net of federal tax benefit	3.76%	3.76%	3.76%
Research and development credit	16.27%	2.10%	3.63%
Exercise of incentive stock options	(19.78%)	(2.78%)	0.00%
Valuation allowance	(16.12%)	(0.37%)	(1.18%)
Miscellaneous	(2.98%)	(0.28%)	1.04%

Effective tax rate	15.15%	36.43%	41.25%

15.    Stockholders’ Equity

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

16.    Retirement Benefits

The Company has a qualified 401(k) plan available to all employees who meet certain eligibility requirements. The 401(k) plan allows each employee to contribute 100% of the employee’s salary up to the annual maximum allowed under the Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee’s earnings. For the years ended December 31, 2007, 2006 and 2005, the Company’s contributions to the plan were $777, $719, and $679, respectively.

17.    Concentrations of Risk

Distribution—The Company’s principal concentration of risk is related to its limited distribution channels. The Company’s revenues are primarily related to the distribution efforts of four independent companies with the majority of its revenues coming from one of the distribution companies, MSD. For years ended December 31, 2007, 2006, and 2005, the amount of revenues deriving from MSD were approximately 47%, 54%, and 60%, respectively.

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

18.    Commitments and Contingencies

New Distribution Agreement with Zimmer—On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer, Inc. (“Zimmer”) with an initial term of 10 years. The distribution agreement relates to certain new products currently in production. As part of the agreement, Zimmer agreed to make two payments to the Company totaling $5,000 for the aforementioned exclusive distribution rights, and maintain certain minimum order volumes. The first payment of $1,000 was made at the time of entering the agreement. The remaining payments of $4,000 are expected to be paid in the first half of 2008. The $5,000 exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation.

Exchange and Service Agreement with CryoLife—On December 15, 2006, the Company and CryoLife entered an agreement where the Company, effective January 1, 2007, transferred certain rights to its cardiovascular business for certain rights of CryoLife’s orthopedic sports medicine business. Under the agreement the Company will continue to distribute its existing cardiovascular tissue inventory and CryoLife will continue to distribute its existing orthopedic tissue inventory through June 30, 2008. After that date, CryoLife will become entitled to distribute the Company’s remaining cardiovascular tissue inventory and the Company will become entitled to distribute CryoLife’s remaining orthopedic tissue inventory through December 31, 2008. Under the agreement, from July 1, 2008 through December 31, 2016, CryoLife has agreed not to market or solicit orders for certain human orthopedic tissues for sports injuries and the Company has agreed not to market or solicit orders for human cardiac and vascular tissues.

Distribution agreement with MSD—On December 15, 2005, the Company and MSD entered into an amended license and distribution agreement which now allows the Company to distribute spinal paste allografts in the United States, Canada and Puerto Rico. As a result of the Company’s ability to now distribute spinal paste allografts in the United States, Canada and Puerto Rico, up to $500 will be paid to MSD for such distribution rights. The payment will be made in equal installments over the next eight quarters. Each installment is contingent upon MSD achieving certain distribution levels.

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

The Company paid MSD a fee of $3,000 upon execution of the Fourth Amendment to buyout exclusivity provisions under the former distribution agreement. The Fourth Amendment requires the Company to pay MSD a royalty of 5% on any transfer fees from new U.S. spinal allograft distributors. In addition to other changes in the fee schedules, the Fourth Amendment provides for MSD to pay the Company a processing fee surcharge related to allograft processed and shipped during the months of June, 2006 through September, 2006 as follows: June,

2006, $672, July, 2006, $500, August, 2006, $500, and September 2006, $328. The agreement includes increases to transfer fees of approximately 10%. The fees became effective October 1, 2006.

Leases—The Company leases various buildings, office equipment and fixtures under non-cancelable operating leases for various periods.

Future minimum lease commitments under non-cancelable operating leases as of December 31, 2007 are as follows:

Operating Leases
2008	$581
2009	277
2010	158
2011	64

$1,080

Rent expense for the periods ended December 31, 2007, 2006 and 2005 was $926, $744, and $820, respectively, and is included as a component of marketing, general and administrative expenses.

19.    Related Parties

During the year ended December 31, 2007, the Company recognized revenues of $1,496 on distributions from Stryker, Spine Division, a division of Stryker Corporation (Stryker), representing 1.6% of our total revenues. Accounts receivable from Stryker totaled $727 at December 31, 2007. A member of our board of directors previously served as a non-executive officer of Stryker. During the years ended December 31, 2007, 2006 and 2005, the Company recognized revenues of $0, $0 and $3,949, respectively, on distributions from Stryker Endoscopy, representing 0%, 0% and 5.3%, respectively, of our total revenues. Accounts payable from Stryker Endoscopy totaled ($52), ($52), and ($44) at December 31, 2007, 2006 and 2005, respectively.

On November 12, 2007 the Company entered into an Agreement and Plan of Merger with Tutogen and Rockets FL Corp., a newly formed, wholly owned subsidiary of the Company (See Note 24). During the year ended December 31, 2007, the Company recognized revenues of $2,505 on distributions to Tutogen, representing 2.7% of our total revenues. Accounts receivable from Tutogen totaled $650 at December 31, 2007.

20.    Legal and Regulatory Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2007 will have a material adverse impact on its financial position or results of operations.

On October 14, 2005, the Company issued a voluntary recall of certain allograft implants processed from donated tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). The recall was initiated as a result of questions raised by the processors and the Food and Drug Administration in relation to the accuracy of documentation provided by BTS. The recall resulted in write-downs of tissue inventories of $2,084 and replacement of distributor inventories of $1,442 in the third and fourth quarter of 2005, respectively. The Company has been named as a party, along with a number of other defendants, in tort based lawsuits relating to the recall of tissue recovered by BTS. As of January 31 2008, there have been 831 law suits filed related to the recall of which 13 law suits have been dismissed.

These lawsuits generally allege that the company was negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and breach of warranty. On

October 20, 2006, the Company filed a joint motion in federal court to dismiss the claims based on scientific evidence that it is impossible for sterilized tissue to transmit infections to implant recipients. This “science first” motion has been updated to reflect that no freeze dried allograft has ever transmitted disease or infection from a donor to a patient. Where specific damages have been identified, the actions seek compensatory damages in ranges of $15,000 to $5 million and punitive damages in ranges of $75,000 to $10 million.

The Company believes that it has meritorious defenses to these claims, and is defending them vigorously. In addition, the Company believes its existing insurance should cover all litigation expenses and damage awards, if any. However, the existing insurance coverage may not be adequate if the Company is not successful in its defenses and certain lawsuits may not be eligible for such insurance coverage. If the Company is not successful in its defenses to lawsuits not covered by insurance the legal fees, or if existing insurance coverage is not adequate, the legal fees and settlements for such lawsuits could have a material adverse effect on quarterly results of its operations and its financial position.

On September 11, 2006, Osteotech, Inc. filed a lawsuit in the United States District Court for the District of New Jersey claiming infringement of one of their patents by our BioCleanse® process. The suit requests (i) that the Company be enjoined permanently from infringing the patent, (ii) damages, along with treble damages as a result of alleged willful infringement, and (iii) reimbursement of costs and expenses and reasonable attorney fees. The Company believes the suit is without merit and the Company has, and the Company will continue to, vigorously defend its position. The parties have exchanged substantial written discovery, much of which has been filed under seal in accordance with a stipulated Discovery Confidentiality Order. The Company has filed a motion for partial summary judgment, on which a hearing is pending. However, a finding of infringement could have a material adverse effect upon the Company’s revenues.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

21.    Supplemental Cash Flow Information

Selected cash payments, receipts, and noncash activities are as follows:

	Year Ended December 31,
	2007	2006	2005
Cash paid for interest	$595	$735	$683
Income taxes payments	—	—	40
Noncash investing activities in accounts receivable	—	—	200
Accrual for purchases of property, plant and equipment	351	161	553
Accrual for business combination costs	746	—	—

22.    Segment Data

The Company processes human and animal tissue and distributes the tissue through various channels. This one line of business is comprised primarily of four product categories: spinal constructs, sports medicine, bone graft substitutes, and general orthopedic. The following table presents revenues from tissue distribution, and other revenues:

	Year Ended December 31,
	2007	2006	2005
Fees from tissue distribution:
Spinal constructs	$41,067	$35,085	$35,084
Sports medicine	27,685	14,959	10,545
Bone graft substitutes	17,011	13,506	18,055
General orthopedic	993	969	1,000
Cardiovascular	1,952	5,639	7,653
Other revenues	5,499	3,812	2,862

Total	$94,207	$73,970	$75,199

Effective January 1, 2007, the Company exited the cardiovascular business which is a product category in the Company’s one line of business. However, the Company continued to distribute existing cardiovascular tissue inventory through December 31, 2007. The Company has completed the exit from the cardiovascular business as of December 31, 2007.

For the years ended December 31, 2007, 2006, and 2005, the Company derived approximately 46.8%, 54.3%, and 60.1%, respectively, of its total revenues from a single customer, MSD.

For the years ended December 31, 2007, 2006, and 2005, the Company derived approximately 6.5%, 7.2%, and 6.3%, respectively, of its total revenues from foreign distribution, primarily in Europe and Korea.

23.    Quarterly Results of Operations (Unaudited)

The following table sets forth the results of operations for the periods indicated:

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Quarter Ended:
Revenues	$22,015	$22,923	$23,768	$25,501
Gross profit	8,101	8,823	9,547	11,179
Net income (loss)	134	195	177	(2,603)
Net income (loss) per common share:
Basic	$0.00	$0.01	$0.01	$(0.09)
Diluted	$0.00	$0.01	$0.01	$(0.09)

During 2007 the Company experienced an increase in revenues in the spinal and sports medicine product categories, and a decrease in our cardiovascular product category. The sports medicine product category was positively impacted by the Company’s distribution network delivering additional tendons to meet the demand for knee surgeries. The cardiovascular revenues were impacted by our exit from this business. Gross margins increased as a result of higher revenues, increased processing efficiencies due to higher volume and changes in the mix of implants distributed. During the fourth quarter, the Company recognized an other than temporary impairment charge of $1,149 on the Company’s investment in LSI, as disclosed in Note 12, as well as an impairment to its cardiovascular assets held for sale of $2,945, as disclosed in Note 6, and included in asset impairments and abandonments in the consolidated statement of operations.

The following table sets forth the results of operations for the periods indicated:

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Quarter Ended:
Revenues	$18,425	$18,343	$18,111	$19,091
Gross profit	5,493	5,993	5,701	2,136
Net loss	(1,296)	(1,613)	(1,527)	(6,689)
Net loss per common share:
Basic	$(0.04)	$(0.05)	$(0.05)	$(0.22)
Diluted	$(0.04)	$(0.05)	$(0.05)	$(0.22)

During 2006 the Company experienced a decrease in revenues in the bone graft substitutes and cardiovascular product categories offset by an increase in the sports medicine product category. Bone graft substitutes were negatively impacted by our largest distributor reducing their orders of our bone paste products. The cardiovascular revenues were impacted by decreased levels of donated tissue available for processing to meet customer demand. The sports medicine product category was positively impacted by the Company’s distribution network delivering additional tendons to meet the demand for knee surgeries. Gross margins decreased as a result of lower revenues, processing inefficiencies due to lower volume levels and high percentage of fixed costs, and a $2,873 write-down of our cardiovascular inventories in the fourth quarter. During the fourth quarter, the Company also recognized a loss on asset abandonments of $69 which consisted of a charge off of deferred patent costs and abandoned fixed assets, and an other than temporary impairment charge of $4,100 on the Company’s investment in LSI. Lastly, operating expenses increased primarily due to our change in distribution model resulting in higher distribution costs, and an increase in stock based compensation of $3,009 arising from our adoption SFAS 123(R). The combination of these factors resulted in operating losses throughout 2006.

24.    Subsequent Events

Proposed Merger with Tutogen Medical, Inc.—On November 12, 2007, the Company entered into an Agreement and Plan of Merger with Tutogen and Rockets FL Corp., a newly formed, wholly owned subsidiary of the Company. Under the terms of the Agreement, Rockets FL Corp. shall be merged with and into Tutogen, with Tutogen being the surviving corporation. As a result, Tutogen will become a wholly owned subsidiary of the Company. The proposed merger is structured as a tax-free stock-for-stock exchange pursuant to which Tutogen’s shareholders will receive 1.22 shares of the Company’s common stock for each share of Tutogen’s common stock.

The proposed merger is subject to approval by the respective shareholders of Tutogen and the Company, as well as customary closing conditions and regulatory approvals. If the Company terminates the proposed Agreement and Plan of Merger, under certain limited conditions, the Company could owe a termination fee of $6.5 million. The proposed merger will be voted on at the special meeting of stockholders on February 27, 2008. Upon completion of the merger, the Company will change its name to “RTI Biologics, Inc.”

Stock Option Grant—On January 28, 2008, employees, officers, and outside directors of the Company were granted 300,000 stock options at an exercise price of $7.45.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2008	REGENERATION TECHNOLOGIES, INC.

	By:	/s/ Brian K. Hutchison
Brian K. Hutchison
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian K. Hutchison Brian K. Hutchison	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2008

/s/ Thomas F. Rose Thomas F. Rose	Vice President, Chief Financial Officer and Secretary	February 27, 2008

/s/ Philip R. Chapman Philip R. Chapman	Director	February 27, 2008

/s/ Peter F. Gearen Peter F. Gearen	Director	February 27, 2008

/s/ Michael J. Odrich Michael J. Odrich	Director	February 27, 2008

/s/ Gregory P. Rainey Gregory P. Rainey	Director	February 27, 2008

/s/ David J. Simpson David J. Simpson	Director	February 27, 2008

/s/ Julianne M. Bowler Julianne M. Bowler	Director	February 27, 2008

REGENERATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions – Write-offs, Payments, or Other Adjustments	Balance at End of Period
For the year ended December 31, 2007:
Allowance for doubtful accounts	$197	73	38	$232
Allowance for product returns	50	313	—	363
Allowance for obsolescence	14,742	1,479	5,487	10,734

For the year ended December 31, 2006:
Allowance for doubtful accounts	919	14	736	197
Allowance for product returns	90	(40)	—	50
Allowance for obsolescence	9,495	3,855	(1,392)	14,742

For the year ended December 31, 2005:
Allowance for doubtful accounts	947	26	54	919
Allowance for product returns	90	—	—	90
Allowance for obsolescence	6,358	3,673	536	9,495

Exhibit Number	Description
2.1	Asset Purchase Agreement by and among University of Alabama Health Services Foundation, P.C., Alabama Tissue Center, Inc. and Regeneration Technologies, Inc., dated April 27, 2000. [1]*

2.2	Agreement and Plan of Merger between Regeneration Technologies, Inc. and Tutogen Medical, Inc., dated November 12, 2007[13]

3.1	Certificate of Incorporation of Regeneration Technologies, Inc.[1]

3.2	Bylaws.[1]

3.3	Certificate of Designation of Rights and Preferences of Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock of Regeneration Technologies, Inc.[1]

4.1	Amended and Restated Registration Rights Agreement dated as of October 11, 1999, by and among Regeneration Technologies, Inc., the investors set forth on Exhibit A to the Class C Preferred Stock and Warrant Purchase Agreement dated as of October 11, 1999 and the Stockholders listed on Exhibits A and B thereto.[1]

4.2	Stockholder’s Agreement dated as of October 11, 1999, by and among Regeneration Technologies, Inc., the investors set forth on Exhibit A to the Class C Preferred Stock and Warrant Purchase Agreement dated as of October 11, 1999 and the Stockholders listed on Exhibits A, B and C thereto.[1]

4.3	Specimen Stock Certificate.[1]

4.4	Purchase Agreement, dated November 26, 2002, among the Regeneration Technologies, Inc. and the Investors listed on the signature page thereto. [5]

4.5	Registration Rights Agreement, dated November 26, 2002, among Regeneration Technologies, Inc. and the Investors listed on the signature page thereto.[5]

10.1	Program Transfer Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1] *

10.2	Tissue Recovery Agreement between Regeneration Technologies, Inc. and the University of Florida Tissue Bank, Inc. dated April 15, 1999.[1] *

10.3	Exclusive Distributorship Agreement between Regeneration Technologies, Inc. and C.R. Bard, Inc., dated June 6, 1998.[1]*

10.4	Exclusive License Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc. and Exactech, Inc., dated April 22, 1997, as amended. [1]*

10.5	Master Lease Agreement between Regeneration Technologies, Inc., as successor in interest to the University of Florida Tissue Bank, Inc., and American Equipment Leasing, dated January 23, 1998. [1]

10.6	Purchase Contract between Regeneration Technologies, Inc. and Echelon International Corp., dated January 31, 2000, as amended.[1]

10.7	Lease between Echelon International Corp. and Regeneration Technologies, Inc., dated February 4, 2000.[1]

10.8	Lease between Regeneration Technologies, Inc. and First Street Group L.C., dated June 14, 1999.[1]

10.9	Omnibus Stock Option Plan.[1]

10.10	Year 2000 Compensation Plan.[1]

10.11	Form of Indemnification Agreement between Regeneration Technologies, Inc. and its directors and executive officers.[1]
10.12	Employment Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated November 30, 2001.[2]

Exhibit Number	Description
10.13	Employment Agreement between Regeneration Technologies, Inc. and Thomas F. Rose, dated May 1, 2002.[7]

10.14	Incentive Stock Option Grant Agreement between Regeneration Technologies, Inc. and Brian K. Hutchison, dated December 3, 2001.[2]

10.15	Separation Agreement and Release between Regeneration Technologies, Inc. and Jamie M. Grooms, dated June 17, 2002.[3]

10.16	$25,000,000 Loan Agreement, dated as of February 20, 2004, by and among Regeneration Technologies, Inc. and certain of its subsidiaries and Merrill Lynch Business Financial Services, Inc.[7]

10.17	Employment Agreement between Regeneration Technologies, Inc. and Roger W. Rose, dated October 21, 2002.[8]

10.18	First Amended Exclusive Distribution and License Agreement, effective as of April 15, 2004, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.[9]*

10.19	Regeneration Technologies, Inc. 2004 Equity Incentive Plan.[9]

10.20	Form of Nonqualified Stock Option Grant Agreement.[10]

10.21	Form of Incentive Stock Option Grant Agreement.[10]

10.22	Second Amendment to the First Amended Exclusive Distribution and License Agreement, effective as of December 15, 2005, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.†[11]

10.23	Third Amended to the First Amended Exclusive Distribution and License Agreement, effective as of December 15, 2005, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.†[11]

10.24	Amended Exclusive Distribution and License Agreement, effective as of December 15, 2005, between Regeneration Technologies, Inc. and Exactech, Inc.†[11]

10.25	Fourth Amendment to the First Amended Exclusive Distribution and License Agreement, effective as of September 12, 2006, between Regeneration Technologies, Inc. and Medtronic Sofamor Danek USA, Inc.†[12]

10.26	Exchange and Service Agreement, dated December 15, 2006, between Regeneration Technologies, Inc. and CryoLife, Inc.†[14]

21	Subsidiaries of the Registrant.[2]

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas F. Rose, Vice President, Chief Financial Officer and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Brian K. Hutchison, Chairman, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Regeneration Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.
32.2	Certification of Thomas F. Rose, Vice President, Chief Financial Officer and Secretary, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in Regeneration Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

[1]	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-35756).
[2]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
[3]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

[4]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
[5]	Incorporated by reference to our Current Report on Form 8-K filed on December 2, 2002.
[6]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
[7]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
[8]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
[9]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
[10]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
[11]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005.
[12]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
[13]	Incorporated by reference to our Current Report on Form 8-K filed November 16, 2007.
[14]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006.
*	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.
†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.