Form 10-Q
period 2008-03-31
RTI Biologics, Inc.
filed 2008-05-08
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-31271

RTI BIOLOGICS, INC.

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

Shares of common stock, $0.001 par value, outstanding on April 30, 2008: 53,734,442

RTI BIOLOGICS, INC.

FORM 10-Q For the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$18,938	$18,560
Short-term investments	5,428	—
Accounts receivable - less allowances of $1,632 at March 31, 2008 and $595 at December 31, 2007	16,113	9,754
Inventories - net	59,509	39,847
Prepaid and other current assets	5,368	5,555
Deferred tax assets, net	19,651	14,726

Total current assets	125,007	88,442

Property, plant and equipment - net	49,551	35,549
Deferred tax assets, net	3,705	1,782
Goodwill	232,974	151
Other intangible assets	13,527	8,461
Other assets - net	697	1,581

Total assets	$425,461	$135,966

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$14,169	$7,631
Accrued expenses	14,121	8,190
Short-term borrowings	1,192	—
Current portion of deferred revenue	2,382	500
Current portion of long-term obligations	3,840	1,500

Total current liabilities	35,704	17,821

Long-term obligations - less current portion	3,261	1,875
Other long-term liabilities	625	460
Deferred tax liabilities	394	—
Deferred revenue	5,775	4,167

Total liabilities	45,759	24,323
Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 53,641,097 and 29,880,296 shares issued and outstanding, respectively	54	30
Additional paid-in capital	400,209	133,621
Additional other comprehensive income	802	—
Accumulated deficit	(21,349)	(21,994)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	379,702	111,643

Total liabilities and stockholders’ equity	$425,461	$135,966

See notes to Condensed Consolidated Financial Statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Fees from tissue distribution	$28,376	$20,497
Other revenues	1,534	1,518

Total revenues	29,910	22,015
Costs of processing and distribution	16,110	13,913

Gross profit	13,800	8,102

Expenses:
Marketing, general and administrative	10,467	6,637
Research and development	1,918	1,227
Gain on business exchange	—	(197)
Restructuring charge	368	—

Total expenses	12,753	7,667

Operating income	1,047	435

Other (expense) income:
Interest expense	(175)	(201)
Interest income	164	179

Total other expense - net	(11)	(22)

Income before income tax expense	1,036	413
Income tax provision	(391)	(279)

Net income	645	134

Other comprehensive income:
Foreign currency translation adjustments	802	—

Comprehensive income	$1,447	$134

Net income per common share - basic	$0.02	$0.00

Net income per common share - diluted	$0.02	$0.00

Weighted average shares outstanding - basic	37,809,896	29,775,382

Weighted average shares outstanding - diluted	38,715,807	30,119,803

See notes to Condensed Consolidated Financial Statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$645	$134
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,579	1,426
Amortization of deferred financing costs	43	43
Provision for bad debts and product returns	6	63
Provision for inventory writedowns	316	161
Amortization of deferred revenue	(257)	—
Deferred income tax provision (benefit)	253	(464)
Stock-based compensation expense	448	717
Gain on business exchange	—	(197)
Change in assets and liabilities:
Accounts receivable	(586)	1,995
Inventories	(3,211)	(56)
Prepaid and other current assets	843	(384)
Other intangible assets	(368)	—
Other assets	(75)	(194)
Accounts payable	2,688	(608)
Accrued expenses	(2,555)	(1,480)
Other long-term liabilities	71	743

Net cash (used in) provided by operating activities	(160)	1,899

Cash flows from investing activities:
Purchases of property, plant and equipment	(803)	(204)
Cash acquired in merger, net of transaction costs	1,598	—
Proceeds from sale of property, plant and equipment	45	8

Net cash provided by (used in) investing activities	840	(196)

Cash flows from financing activities:
Proceeds from exercise of stock options	281	7
Payments on long-term obligations	(606)	(652)

Net cash used in financing activities	(325)	(645)

Effect of exchange rate changes on cash and cash equivalents	23	—

Net increase in cash and cash equivalents	378	1,058
Cash and cash equivalents, beginning of period	18,560	15,509

Cash and cash equivalents, end of period	$18,938	$16,567

See notes to Condensed Consolidated Financial Statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2008

(In thousands, except share data)

(Unaudited)

	Common Stock ($.001 Par)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (1)	Accumulated Deficit	Treasury Stock	Total	Common Shares Issued and Outstanding
BALANCE, DECEMBER 31, 2007	$30	$133,621	$—	$(21,994)	$(14)	$111,643	29,880,296

Stock issued on exercise of options	—	281	—	—	—	281	54,000
Equity instruments issued in connection with Tutogen Medical merger - net of fees	24	265,890	—	—	—	265,914	23,706,801
Stock-based compensation	—	417	—	—	—	417	—
Net income	—	—	—	645	—	645	—
Foreign currency translation adjustment	—	—	802	—	—	802	—

BALANCE, MARCH 31, 2008	$54	$400,209	$802	$(21,349)	$(14)	$379,702	53,641,097

(1)	Represents foreign currency translation adjustments.

See notes to Condensed Consolidated Financial Statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

(In thousands, except share and per share data)

1. Operations and organization

RTI Biologics, Inc., with its consolidated subsidiaries (the “Company”), is a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. The Company’s core business is processing human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament and dermal tissue in producing allografts, utilizing patented BIOCLEANSE® and TUTOPLAST® sterilization processes, for distribution to hospitals and surgeons. The Company processes at two facilities in Alachua, Florida and one facility in Germany and distributes its products and services in all 50 states and in over 20 countries worldwide.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The condensed consolidated financial statements include the accounts of RTI Biologics, Inc. (“RTIB”), and its wholly owned subsidiaries (the “Company”), Tutogen Medical, Inc. and its wholly owned subsidiaries (“TMI”), Regeneration Technologies, Inc. – Cardiovascular (formerly Alabama Tissue Center, Inc.), Biological Recovery Group (inactive), and RTI Services, Inc. The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. RTIDS is a taxable not-for-profit entity organized and controlled by the Company. RTIDS is the corporate entity that is responsible for procuring tissue for the Company. All expenses incurred by RTIDS are passed through to the Company. RTIDS has no significant assets or liabilities except for its intercompany account and accounts payable to tissue recovery agencies.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to our consolidated financial statements. The Company’s financial assets and liabilities consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and certain current liabilities. Fair value for these instruments is based on readily available market prices. The Company is currently evaluating the impact the application of SFAS 157 will have on our consolidated financial statements as it relates to our non-financial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which superseded SFAS No. 141, Business Combinations (“SFAS 141”), and in addition to the accounting for business combinations using the purchase method as established by SFAS 141, SFAS 141R established principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the merger date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.

3. Merger with Tutogen Medical, Inc.

On February 27, 2008, the Company completed its merger with TMI, a Delaware corporation, in a stock-for-stock merger transaction. The transaction was accounted for using the purchase method of accounting in accordance with SFAS 141. The results of TMI’s operations have been included in the Company’s condensed consolidated financial statements since the merger date of February 27, 2008.

Pursuant to the merger agreement, TMI shareholders received 1.22 shares of the Company’s common stock in exchange for each share of TMI common stock held. The Company issued 23,706,801 shares of its common stock as consideration for this merger. In addition, the Company assumed 2,886,093 TMI stock options that became fully vested on February 27, 2008, as part of the transaction.

Total purchase price consideration includes $245,557 which represents the fair market value of the Company’s securities issued to TMI shareholders, and $20,357 which represents the fair value of the TMI stock options which became fully vested on February 27, 2008 in accordance with change of control provisions included in the stock option agreements. The fair value of the outstanding options was determined using a Black-Scholes valuation model with the following weighted average assumptions: volatility of 52.87%; risk-free interest rate of 3.35%; remaining expected term of three years; and dividend yield of zero.

A summary of the components of the purchase price consideration is as follows:

Fair market value of securities issued	$245,557
Fair market value of TMI vested stock options assumed	20,357
Transaction costs not included in TMI net tangible assets acquired	4,498
Net receivables from TMI on date of merger	282

Total purchase price	$270,694

The fair value of the Company’s shares used in determining the purchase price was based on the average of the closing price of the Company’s common stock for a range of five trading days, including two days prior to and two days subsequent to November 12, 2007, the measurement date. The measurement date was determined per the guidance in EITF No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. Based on these closing prices, the Company estimated the fair value of its common stock to be $10.36 per share.

The TMI purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the merger date of February 27, 2008. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The allocation of purchase price related to the TMI merger is preliminary and includes the use of significant estimates that will be updated and finalized by year-end. This preliminary allocation is based on information that was available to management at the time these condensed consolidated unaudited financial statements were prepared. Management has not yet completed its assessment of the fair values of the assets acquired and liabilities assumed. Accordingly, the allocation could change as additional information becomes available and is assessed and the impact of such changes may be material. In particular, merger-related contingencies and the values and estimated lives for intangible assets and fixed assets are preliminary and subject to material change based on the results of the final evaluations. The following table summarizes the estimated fair values of net assets acquired:

Tangible assets:
Cash and cash equivalents	$5,030
Short-term investments	5,428
Accounts receivable	6,511
Inventory	16,442
Deferred taxes	6,635
Property, plant and equipment	13,484
Other	1,021

Total tangible assets	54,551

Tangible liabilities:
Accounts payable	4,322
Accrued expenses	8,379
Short-term borrowings and long-term obligations	5,221
Deferred revenue	3,758

Total tangible liabilities	21,680

Net tangible assets acquired	32,871

Identifiable intangible assets (supplier contracts and distributor relationships)	5,000
Goodwill	232,823

Total net assets acquired	$270,694

Short term investments consist of a certificate of deposit from a bank with an initial term of five months. Short term borrowings at February 27, 2008 of 511 Euros ($760) are due to a German bank with an interest rate of 7.5%. Long-term obligations at February 27, 2008 of 2,624 Euros ($3,898), are due to the same German bank with interest rates ranging from 5.15% to 5.75%. The above loans are collateralized by a mortgage on the German facility and up to a $4,000 Euro ($5,942 at February 27, 2008) guarantee from TMI.

Deferred revenue consists of up-front exclusivity fees paid by TMI’s distributors that are being amortized over the term of the exclusivity relationship.

The following unaudited pro forma information shows the results of the Company’s operations for the specified reporting periods as though the merger had occurred as of the beginning of that period (in thousands, except per share data):

	March 31, 2008	March 31, 2007
Revenues	$38,403	$34,109
Net income	$(773)	$532
Basic net income per share	$(0.01)	$0.01
Diluted net income per share	$(0.01)	$0.01

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the merger taken place as of the beginning of the periods presented, or the results that may occur in the future.

4. Goodwill and Identifiable Intangible Assets

The following table reflects the components of goodwill and amortizable intangible assets.

	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$232,974	$—	$151	$—
Patents	4,082	614	4,020	564
Acquired exclusivity rights	2,941	648	2,941	556
Procurement contracts	5,580	114	1,296	52
Selling and marketing relationships	1,506	102	502	72
Customer lists	835	209	835	167
Non-compete agreement	275	34	275	27
Trademarks	58	29	58	28

Total	$248,251	$1,750	$10,078	$1,466

Goodwill represents the excess of the TMI purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes that the merger with TMI offers the potential for substantial strategic and financial benefits. The Company believes the merger will enhance stockholder value through, among other things, enabling the Company to capitalize on the following strategic advantages and opportunities:

•	Diversification of markets, enabling the combined company to help more patients with sterile, biological solutions.

•	Balanced distribution model with reduced concentration risk.

•	Accelerated growth of xenograft products.

•	Combination of domestic and international recovery networks.

•	Expansion of distribution and marketing team.

•	Increased operational efficiencies.

•	Expected revenue and cost synergies.

The Company believes that these primary factors support the amount of goodwill recognized as a result of the purchase price paid for TMI, in relation to other acquired tangible and intangible assets.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for tax purposes. The Company performs an annual test for impairment of goodwill. The Company is required to perform a periodic assessment between annual tests in certain circumstances.

In connection with the merger with TMI on February 27, 2008, the Company recorded an intangible asset valued at $4,000 related to procurement contracts that are being amortized over a seven year term. The Company also recorded an intangible asset valued at $1,000 related to selling and marketing relationships that are being amortized over a seven year term. The Company valued the supplier contracts utilizing a discounted cash flow model which uses forecasts of earnings before interest and taxes as it relates to the individual supplier relationships. The value of the selling and marketing relationships are the benefits derived, based upon estimated cash flows, from having a selling and marketing representative in place versus having to incur the time and cost required to develop or replace the representative. The Company utilized a discount rate of 19% when preparing these models. Management has not yet had the opportunity to complete its assessment of the fair values of the assets acquired and liabilities assumed. Accordingly, the allocation could change as additional information becomes available and is assessed and the impact of such changes may be material.

Amortization expense related to all of the Company’s identifiable intangible assets for the three months ended March 31, 2008 and 2007 was $303 and $221, respectively. Management estimates amortization expense of approximately $1,610 for each of the next five years. The weighted average term of identifiable intangible assets was 10 years as of March 31, 2008. There are $1,639 of pending patents that are not subject to amortization until the patents are approved.

5. Stock-Based Compensation

In 2004 and 1998, the Company adopted equity incentive plans (“2004 Plan” and “1998 Plan”) which provide for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company, and consultants and advisors. The 2004 and 1998 Plans allow for 2,000,000 and 4,406,400 shares of common stock, respectively, to be issued with respect to awards granted.

In connection with the merger with TMI, the Company assumed the Biodynamics International, Inc. 1996 Stock Option Plan and the Tutogen Medical, Inc. 2006 Incentive and Non-Statutory Stock Option Plan (“TMI Plans”). The TMI Plans allow for 4,880,000 and 1,830,000 shares of common stock, respectively, to be issued with respect to stock options granted. Outstanding stock options of the TMI Plans were exchanged for stock options to acquire common stock of the Company as described below.

At March 31, 2008, there were 6,862,612 stock options outstanding, and 1,476,736 stock options remained available for grant under the above plans. For the three months ended March 31, 2008, employees and outside directors of the Company were granted 340,000 stock options under the plans. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest no later than five years from the date of grant.

Presented below is a summary of the status of stock options as of March 31, 2008, and related transactions for the three months then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,727,739	$7.58
Granted	340,000	7.54
Assumed through business combination	2,886,093	4.51
Exercised	(54,000)	5.20
Canceled	—
Forfeited or expired	(37,220)	7.08

Outstanding at March 31, 2008	6,862,612	$6.31	6.08	$22,880

Vested or expected to vest at March 31, 2008	6,644,977	$6.28	6.01	$22,406

Exercisable at March 31, 2008	5,437,919	$6.02	5.53	$19,936

The weighted-average fair value of options granted as determined under the Black-Scholes method during the three months ended March 31, 2008 was $4.48 per share. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 totaled $208 and $13, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Cash received from option exercises for the three months ended March 31, 2008 and 2007, was $281 and $7, respectively.

As of March 31, 2008, there was $5,136 of total unrecognized stock-based compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.9 years.

In connection with the merger with TMI, each outstanding option to purchase shares of TMI common stock on February 27, 2008 was exchanged for 1.22 options to purchase shares of the Company’s common stock. These options were converted on the same terms and conditions as applied to each such option immediately prior to the merger. The exercise price for each TMI option granted was also adjusted by dividing the exercise price in effect immediately prior to the merger by 1.22. The TMI options became fully vested on February 27, 2008 due to change of control provisions in place in the TMI Plans.

For the three months ended March 31, 2008 and 2007, the Company recognized stock-based compensation as follows:

	Three Months Ended March 31,
	2008	2007
Stock-based compensation:
Costs of processing and distribution	$102	$122
Marketing, general and administrative	329	561
Research and development	17	34

Total	$448	$717

6. Earnings Per Share

A reconciliation of the weighted-average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,
	2008	2007
Basic shares	37,809,896	29,775,382
Effect of dilutive securities:
Stock options	905,911	344,421

Diluted shares	38,715,807	30,119,803

For the three months ended March 31, 2008 and 2007, approximately 3,091,887, and 2,479,000, respectively, of issued stock options were not included in the computation of diluted earnings per share because they were anti-dilutive since their exercise price exceeded their market price.

7. Inventories – net

Inventories net of valuation allowances by stage of completion are as follows:

	March 31, 2008	December 31, 2007
Unprocessed donor tissue	$15,243	$9,084
Tissue in process	31,454	23,755
Implantable donor tissue	11,525	5,264
Supplies	1,287	1,744

	$59,509	$39,847

8. Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: buildings and improvements, 25 to 40 years; machinery and equipment, 3 to 10 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and only resulting gain or loss is reflected in the accompanying results of operations.

Property, plant and equipment consists of the following:

	March 31, 2008	December 31, 2007
Land	$2,023	$625
Buildings and improvements	43,413	36,754
Processing equipment	24,262	12,138
Office equipment, furniture and fixtures	1,340	774
Computer equipment and software	4,934	4,487
Construction in process	495	210
Equipment under capital leases:
Processing equipment	20	6,509
Computer equipment	—	886

	76,487	62,383
Less accumulated depreciation and amortization	(26,936)	(26,834)

	$49,551	$35,549

Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $1,276 and $1,426 for the three months ended March 31, 2008 and 2007, respectively.

Assets held for sale at March 31, 2008 and December 31, 2007 of $288 are included in prepaid and other current assets on the Condensed Consolidated Balance Sheet.

9. Accrued Expenses

Accrued expenses are as follows:

	March 31, 2008	December 31, 2007
Accrued selling and marketing commissions	$2,917	$—
Accrued compensation	2,910	2,842
Accrued donor recovery fees	1,909	1,679
Accrued professional service fees	1,107	941
Accrued merger-related expenses	998	—
Accrued distributor fees	480	309
Other	3,800	2,419

	$14,121	$8,190

Accrued selling and marketing commissions represent fees that are due to Zimmer Dental, Inc., a related party, who is a commissioned sales and marketing representative for the Company’s dental products (see Note 15).

10. Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. A valuation allowance totaling $845 has been recorded against a portion of the deferred tax assets based on the nature of the credits claimed for certain state net operating loss carryforwards.

As of March 31, 2008, the Company had federal net operating loss carryforwards of $25,522 that begin to expire in the year 2011, as well as state net operating loss carryforwards of $30,722 that begin to expire in the year 2021.

As of March 31, 2008, the Company had research and experimentation tax credit carryforwards of $3,192 that will expire in years 2018 through 2027, as well as alternative minimum tax credit carryforwards of $370 that are carried forward indefinitely.

The Company expects the deferred tax assets of approximately $22,764, net of the valuation allowance at March 31, 2008 of $845, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. The Company has considered the impact of losses in prior years as it relates to the realization of net deferred tax assets. Based on the weight of the evidence, including various strategic initiatives and forecasted taxable income, management has determined that it is more likely than not that such net deferred tax assets will be realized.

The Company’s effective tax rate for the three months ended March 31, 2008 and 2007 was negatively impacted primarily as a result of non-deductible stock-based compensation of $180 and $717, respectively.

11. Restructuring Charge

On March 31, 2008, we recognized a restructuring charge of $368 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The charge resulted from severance payments for the termination of certain employees, resulting from the merger with TMI.

12. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financial Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended March 31,
	2008	2007
Cash paid for interest	$171	$162
Income taxes paid	225	—
Accrual for merger-related fees	574	—
Accrual for purchases of property, plant and equipment	285	285
Common stock issued and stock options assumed for acquisition of TMI	265,914	—

13. Segment Data

The Company processes human and animal tissue and distribute the tissue through various channels. This one line of business is comprised primarily of six product categories: sports medicine, spinal constructs, bone graft substitutes, dental, surgical specialties, and general orthopedic. The following table presents revenues from tissue distribution, and other revenues:

	Three months ended March 31,
	2008 (1)	2007 (2)
Fees from tissue distribution:
Sports medicine	$9,215	$5,395
Spinal constructs	8,738	9,498
Bone graft substitutes	4,773	4,453
Dental	3,486	—
Surgical specialties	1,562	—
General orthopedic	602	213
Cardiovascular	—	938
Other revenues	1,534	1,518

Total revenues	$29,910	$22,015

Domestic revenues	26,064	20,430
International revenues	3,846	1,585

Total revenues	$29,910	$22,015

(1)	Includes results of operation for the former Tutogen Medical, Inc. from February 28, 2008 to March 31, 2008; revenues for the period totaled $6,353.
(2)	Regeneration Technologies, Inc. only results

For the three months ended March 31, 2008 and 2007, the Company derived approximately 29.4% and 49.4%, respectively, of its total revenues from a single customer, Medtronic Sofamor Danek (“MSD”).

At March 31, 2008, property, plant and equipment with a value of $36,918 and $12,633 was held in the United States and Germany, respectively.

14. Commitments and Contingencies

The Company currently has operating leases for the TMI corporate offices in the U.S., which expire January, 2009, as well as several leases related to office equipment and automobiles. The Company does not intend to renew the TMI corporate offices lease since the TMI operations are expected to move into the RTIB owned facilities. Future minimum rental payments required under these leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2008 are as follows. The minimum payments for the remainder of 2008 were $1,517; in 2009 were $949; in 2010 were $527; in 2011 were $319; in 2012 were $239; and thereafter were $72.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2008 will have a material adverse impact on its financial position or results of operations.

On October 14, 2005, the Company issued a voluntary recall of certain allograft implants processed from donated tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). The recall was initiated as a result of questions raised by the processors and the Food and Drug Administration in relation to the accuracy of documentation provided by BTS. The Company has been named as a party, along with a number of other defendants, in product liability lawsuits relating to the recall of tissue recovered by BTS. There have been 844 lawsuits filed related to the recall of which 16 lawsuits have been dismissed for RTIB as of March 31, 2008. As of the end of March 2008, TMI, a subsidiary of RTIB, had a total of 80 suits related to BTS, with 19 suits dismissed. In addition, on June 21, 2006, the Company’s petition for Multi District litigation consolidation was granted, consolidating federal Biomedical Tissue Service cases in the U.S. District Court in Newark, New Jersey. On October 20, 2006, the Company filed a joint motion to dismiss the claims based on scientific evidence that it is impossible for sterilized tissue to transmit infections to implant recipients. These lawsuits generally allege that the Company was negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and breach of warranty. Where specific damages have been identified, the actions seek compensatory damages in ranges of $15 to $5,000 and punitive damages in ranges of $75 to $10,000. The Company believes that it has meritorious defenses to these possible claims, and will defend them vigorously. In addition, the Company believes its existing insurance should cover all litigation expenses and damage awards, if any. However, the Company’s insurance coverage may not be adequate if the Company is not successful in its defenses.

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

15. Related Party Transactions

As of March 31, 2008, Zimmer CEP (formerly Centerpulse) USA Holding Co., a subsidiary of Zimmer Holdings, Inc. (“Zimmer”) was the owner of 12% of the Company’s outstanding shares of common stock.

The Company, through its merger with TMI, has a license and distribution relationship with the spinal division of Zimmer, whereby Zimmer has been granted the right to act as the Company’s distributor of bone tissue for spinal applications in the United States. For the one month period ended March 31, 2008, product distributions to this division of Zimmer totaled $737.

The Company, through its merger with TMI, has a relationship with the dental division of Zimmer to act as an exclusive sales and marketing representative for the Company’s bone tissue for dental applications in the United States and certain international markets. Under this distribution agreement, the Company ships directly to Zimmer’s customers. For the one-month period ending March 31, 2008, Zimmer was paid commissions aggregating approximately $864.

The Company, through its merger with TMI, has an exclusive distribution agreement with the dental division of Zimmer, whereby Zimmer will distribute dental products internationally. For the one month period ending March 31, 2008, product sales to this division totaled $374.

On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer with an initial term of 10 years. The distribution agreement relates to certain new products currently in production. As part of the agreement, Zimmer agreed to make three payments to the Company totaling $5,000 for the aforementioned exclusive distribution rights, and maintain certain minimum order volumes. The first payment of $1,000 was made at the time of entering the agreement. The second payment of $2,000 was made in the first quarter of 2008. The final payment of $2,000 is expected to be paid in the second half of 2008. The $5,000 exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation.

Amounts payable to Zimmer under the above agreements total $2,917 and $0 at March 31, 2008 and December 31, 2007, respectively. Accounts receivable from Zimmer under the above agreements totaled $1,379 at March 31, 2008 and $121 at December 31, 2007, respectively.

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

Management Overview: Recent Developments

We are a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament and dermal tissue in producing our allografts. We also process bovine tissue to produce our xenograft line of products. Surgeons then use our products to repair and promote the healing of a wide variety of bone and other tissue defects, including spinal vertebrae repair, musculoskeletal reconstruction, fracture repair, dental repair, breast reconstruction, hernia repair, urology implants, and repairs to the jaw and related tissues, among other conditions. Our products are distributed in all 50 states and in over twenty other countries worldwide.

Our goals for 2008 are to fully integrate TMI with the Company and realize potential expense and revenue synergies, and build on the Company’s competitive strengths as we focus on our future. We plan to focus on several long-term strategies in order to meet our goals. The key strategies are:

•	develop new allograft and xenograft implants to enhance our current lines of implants;

•	increase efforts with our tissue recovery relationships to maintain and increase tissue available for processing;

•	focus on marketing, distribution and regulatory support of our line of xenograft implants; and

•	maintain our commitment to research and development and focus clinical efforts to support the market acceptance of our allograft and xenograft implants.

In December, 2006 we announced an Exchange and Service Agreement with CryoLife, Inc. (“CryoLife”) whereby we transferred certain rights to our cardiovascular business to CryoLife in exchange for certain rights related to CryoLife’s orthopedic sports medicine business. As a result, effective January 1, 2007, we no longer procured and processed cardiovascular tissue. We ceased distribution of cardiovascular tissue inventory on December 31, 2007. Under the Exchange and Service Agreement, from July 1, 2008 through December 31, 2016 we agreed not to market or solicit orders for human cardiac and vascular tissues. The Cryolife agreement resulted in higher levels of tissue available for distribution of sports medicine implants.

As a result of our merger with TMI on February 27, 2008, our first quarter includes results for the period February 28 to March 31, 2008 for TMI for revenues, associated costs of processing, distribution and administration for TMI, purchase accounting adjustments and restructuring charges relating to the merger.

Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007

	Three months ended March 31,
	2008 (1)	2007 (2)
Fees from tissue distribution:
Sports medicine	$9,215	$5,395
Spinal constructs	8,738	9,498
Bone graft substitutes	4,773	4,453
Dental	3,486	—
Surgical specialties	1,562	—
General orthopedic	602	213
Cardiovascular	—	938
Other revenues	1,534	1,518

Total revenues	$29,910	$22,015

Domestic revenues	26,064	20,430
International revenues	3,846	1,585

Total revenues	$29,910	$22,015

(1)	Includes results of operation for the former Tutogen Medical, Inc. from February 28, 2008 to March 31, 2008; revenues for the period totaled $6,353.
(2)	Regeneration Technologies, Inc. only results

Revenues. Our revenues increased $7.9 million, or 35.9%, to $29.9 million for the three months ended March 31, 2008 compared to $22.0 million for the three months ended March 31, 2007.

Sports Medicine – Revenues from sports medicine allografts increased $3.8 million, or 70.8%, to $9.2 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Sports medicine revenues increased primarily as a result of significant unit volume increases and higher average revenue per unit. Unit volumes increased by 41.9% due to higher numbers of tendons distributed, including our assembled tendons. Average revenue per unit increased by 18.9% primarily due to changes in the mix of implants distributed.

Spinal Constructs – Revenues from spinal allografts decreased $760,000, or 8.0%, to $8.7 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Unit volumes were down 13.7% as a result of lower distributions of both lumbar and cervical grafts. Average revenue per unit increased by 1.9% due to changes in mix of implants distributed.

Bone Graft Substitutes – Revenues from bone graft substitute allografts increased $320,000, or 7.2%, to $4.8 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Bone graft substitute allograft revenues increased as a result of unit volume increasing by 6.6%.

Dental – We did not offer dental allografts prior to our merger with TMI, which closed on February 27, 2008. Revenues from dental allografts were $3.5 million, and are included for the period from February 28, 2008 through March 31, 2008.

Surgical Specialties – We did not offer surgical specialty allografts (hernia repair, breast reconstruction, urology, and ophthalmology) prior to our merger with TMI, which closed on February 27, 2008. Revenues from hernia repair, breast reconstruction, urology, and ophthalmology were $1.6 million, and are included for the period from February 28, 2008 through March 31, 2008.

General Orthopedic – Revenues from general orthopedic allografts increased $389,000 or 182.6%, to $602,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. General orthopedic revenues for the period increased due to $400,000 of revenues associated with TMI for the period February 28, 2008 to March 31, 2008.

Cardiovascular – In the first quarter 2007, $938,000 of revenues was recognized on distribution of cardiovascular tissue with no comparable revenues in 2008. The company completed its exit of the cardiovascular business at the end of 2007.

Other Revenues – Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $16,000, or 1.1%, to $1.5 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

International – International revenues, representing our export distributors and distributions for the TMI Germany facility, increased by $2.3 million, or 143%, to $3.8 million due primarily to revenues associated with TMI for the period February 28, 2008 to March 31, 2008.

Costs of Processing and Distribution. Costs of processing and distribution increased by $2.2 million, or 15.8%, to $16.1 million for the three months ended March 31, 2008. As a percentage of revenues, costs of processing and distribution decreased from 63.2% for the three months ended March 31, 2007 to 53.9% for the three months ended March 31, 2008.

The increase in cost of processing and distribution was primarily due to higher levels of tissue distributed during the quarter. The decrease in cost of processing as a percentage of revenues is due primarily to higher margins on sports medicine products, which increased as a percentage of total revenue, representing 30.9% of total revenues as compared to 24.5% in the prior year period, and the acquired TMI revenues which have higher average margins than our prior year period. Gross margin increased from 36.8% in the first quarter of 2007 to 46.1% in the first quarter of 2008.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $3.8 million, or 57.8%, to $10.5 million for the three months ended March 31, 2008 from $6.6 million for the three months ended March 31, 2007. The increase was primarily due to increased distributor commissions of $1.5 million, as a result of higher sports medicine revenue and the addition of commissions on the acquired dental product line; increased payroll and benefits expense of $951,000 including incentive compensation expense of $300,000, and the addition of $708,000 in marketing, general and administrative costs associated with the acquired former TMI processing facility in Germany. Marketing, general and administrative expenses increased as a percentage of revenues from 30.1% for the three months ended March 31, 2007 to 35.0% for the three months ended March 31, 2008.

Research and Development Expenses. Research and development expenses increased by $691,000, or 56.3%, to $1.9 million for the three months ended March 31, 2008 from $1.2 million for the three months ended March 31, 2007 primarily due to increased payroll and benefits expense of $335,000, studies and research material and supplies expense of $273,000. As a percentage of revenues, research and development expenses increased from 5.6% for the three months ended March 31, 2007 to 6.4% for the three months ended March 31, 2008.

Gain on Business Exchange. On December 15, 2006 the Company entered into an Exchange and Service Agreement with CryoLife, Inc., whereby on January 1, 2007 the Company exchanged certain rights of its cardiovascular business for certain rights of CryoLife’s orthopedic sports medicine business which result in a gain of $197,000. No cash was exchanged in the transaction. The transaction was treated as a non-monetary exchange and the fair value of certain assets in the Company’s cardiovascular business, including the Company’s goodwill, was exchanged for intangibles related to CryoLife’s orthopedic sports medicine business.

Restructuring Charge. As a result of the merger with TMI we implemented a formal restructuring plan which resulted in $368,000 of expenses the first quarter of 2008. Included in these expenses were severance benefits.

Net Other (Expense) Income. Net other expense was $11,000 for the three months ended March 31, 2008 compared to net other expense of $22,000 for the three months ended March 31, 2007. Interest income decreased by $15,000 for the three months ended March 31, 2008 to $164,000 from $179,000 for the three months ended March 31, 2007 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents than the comparable prior year period. Interest expense decreased by $26,000 for the three months ended March 31, 2008 to $175,000 from $201,000 for the three months ended March 31, 2007 due to the lower interest paid on long-term obligations as a result of lower loan and capital lease balances.

Income Tax Provision. Income tax provision for the three months ended March 31, 2008 was $391,000 compared to $279,000 for the three months ended March 31, 2007. Our effective tax rate for the three months ended March 31, 2008 and 2007 was 37.7% and 67.6%, respectively. Our effective tax rate for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 decreased primarily as a result of increased profitability, reducing the negative impact on non-deductible stock based compensation of $180,000.

Liquidity and Capital Resources

Cash Flows – Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007.

Our net cash used in operating activities was $160,000 for the three months ended March 31, 2008, compared to $1.9 million provided by operating activities for the three months ended March 31, 2007. During the three months ended March 31, 2008, cash was provided by net income of $645,000 inclusive of non-cash adjustments, a decrease in prepaid and other current assets of $843,000, and an increase in accounts payable of $2.7 million. During the three months ended March 31, 2008, primary uses of cash included an increase in accounts receivable of $586,000, an increase in inventories of $3.2 million, and a decrease in accrued expenses of $2.6 million, primarily related to payment of merger-related expenses and accrued incentive compensation. Significant non-cash adjustments to operating activities for the three months ended March 31, 2008 included depreciation and amortization expense of $1.6 million and stock-based compensation of $448,000.

Our net cash provided by operating activities was $1.9 million for the three months ended March 31, 2007. During the three months ended March 31, 2007, cash was provided by net income of $134,000 inclusive of non-cash adjustments and a decrease in accounts receivable of $2.0 million due to improved collection activity during the quarter. During the three months ended March 31, 2007, primary uses of cash included a decrease in accrued expenses of $1.5 million, a decrease in accounts payable of $608,000, and a deferred income tax benefit of $464,000. Significant non-cash adjustments to operating activities for the three months ended March 31, 2007 included depreciation and amortization expense of $1.5 million, an increase in other long-term liabilities of $743,000, and stock-based compensation of $717,000.

Our cash provided by investing activities was $840,000 for the three months ended March 31, 2008 compared to cash used in investing activities of $196,000 for the three months ended March 31, 2007. Our investing activities consisted of purchases of property, plant and equipment of $803,000, offset by cash acquired with the merger with TMI, net of transaction costs, of $1.6 million. Our cash used in investing activities was $196,000 for the three months ended March 31, 2007. Our primary investing activities consisted of purchases of property, plant, and equipment of $204,000.

Our net cash used in financing activities was $325,000 for the three months ended March 31, 2008 compared to $645,000 for the three months ended March 31, 2007. Cash used in financing activities for the three months ended March 31, 2008 consisted of payments on long-term obligations of $606,000, offset by proceeds from exercises of stock options of $281,000. Our net cash used in financing activities was $645,000 for the three months ended March 31, 2007. Cash used in financing activities for the three months ended March 31, 2007 consisted primarily of payments on long-term obligations of $652,000.

Liquidity.

As of March 31, 2008, we had $18.9 million of cash and cash equivalents and $5.4 million of short-term marketable securities. We believe that our working capital as of March 31, 2008, together with our borrowing ability under our available lines of credit, will be adequate to fund our on-going operations.

Our accounts receivable days sales outstanding were 38 at March 31, 2008 and December 31, 2007, respectively. Our inventory days outstanding were 249 at March 31, 2008 compared to 248 at December 31, 2007.

Certain Commitments.

On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer with an initial term of 10 years. The distribution agreement relates to certain new products currently in production. As part of the agreement, Zimmer has agreed to make three payments to the Company totaling $5.0 million for the aforementioned exclusive distribution rights, and maintain certain minimum order volumes. The first payment of $1.0 million was made at the time of entering the agreement. The second payment of $2.0 million was made in the first quarter of 2008. The final payment of $2.0 million is expected to be paid in the second half of 2008. The $5.0 million exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation.

In December, 2006 we announced an Exchange and Service Agreement with CryoLife, Inc. (“CryoLife”) whereby we transferred certain rights to our cardiovascular business to CryoLife in exchange for certain rights related to CryoLife’s orthopedic sports medicine business. As a result, effective January 1, 2007, we no longer procure and process cardiovascular tissue. We ceased distribution of cardiovascular tissue inventory on December 31, 2007. Under the Exchange and Service Agreement, from July 1, 2008 through December 31, 2016 we have agreed not to market or solicit orders for human cardiac and vascular tissues.

On February 20, 2004, we entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9.0 million five-year term loan and a five-year $16.0 million revolving line of credit. The $9.0 million term loan calls for monthly principal payments of $125,000. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (7.06% at March 31, 2008). Under the $16.0 million revolving line of credit, we can borrow up to the maximum eligible amount, based on certain outstanding receivables of which $6.7 million is available at March 31, 2008. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at March 31, 2008. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and certain property and equipment.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In the second quarter of 2006, the lender replaced all financial covenants with a minimum liquidity requirement of $6.0 million. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash. We exceeded the $6.0 million minimum liquidity requirement as of March 31, 2008.

As part of the merger with TMI on February 27, 2008, we acquired TMI’s long-term obligations, which consist of senior debt construction loans, and TMI’s working capital credit lines.

Under the terms of revolving credit facilities with two German banks, we may borrow up to 1.5 million Euros (1.0 million Euros and 500,000 Euros, respectively) or approximately $2.4 million for working capital needs. At March 31, 2008, we had 754,000 Euros, or $1.2 million, borrowings outstanding under the revolving credit agreements with variable interest rate of 7.75%. The 500,000 Euro revolving credit facility is secured by accounts receivable of TMI’s German subsidiary. The 1.0 million Euro revolving credit facility is secured by a mortgage on our German facility and a guarantee by TMI.

In November 2005, TMI entered into a revolving credit facility in the U.S. for up to $1.5 million, expiring on November 18, 2008. At March 31, 2008, we had no outstanding borrowings on this credit facility. The TMI U.S. accounts receivable and inventory assets secure the borrowing under the revolving credit facility. The Company is required to maintain a maximum senior debt to tangible net worth ratio of 2.0 to 1.0. As of March 31, 2008, we were in compliance with this covenant.

Senior debt consists of four loans with a German bank. The first loan of 313,000 Euros (or $495,000) as of March 31, 2008, has an interest rate of 5.75%, payable monthly, maturing June of 2011. The second loan of 1.0 million Euros (or $1.6 million) as of March 31, 2008, has an interest rate of 5.15%, payable quarterly, maturing March of 2012. The third loan of 1.0 million Euros (or $1.6 million) as of March 31, 2008 is payable semi-annually at a fixed rate of 5.60% maturing December 2016. The fourth loan of 234,000 Euros (or $370,000) as of March 31, 2008, is payable quarterly at a fixed rate of 5.75%, maturing September 2012. The senior debt and a revolving credit facility with a German bank are secured by a mortgage on our German facility and is guaranteed by the TMI parent company. There are no financial covenants under this debt.

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

In the United States and in Germany, the Company is exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. Except for an interest rate swap associated with 2.4 million Euros (or $1.5 million) of long term debt over six years starting March 31, 2006, the Company does not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, the Company is subject to changes in interest rates. Based on March 31, 2008 outstanding intercompany balances, a 1% change in currency rates would have a de-minimus impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Intercompany transactions translate from the Euro to the U.S. dollar. Based on March 31, 2008 outstanding intercompany balances, a 1% change in currency rates would have a de-minimus impact on our results of operations.

Item 4.	Controls and Procedures

In connection with the TMI merger, there have been changes in our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. TMI’s disclosure controls and procedures were recently determined to be effective by the former Chief Executive Officer and Chief Financial Officer of TMI during a recent audit ended September 30, 2007 and a first quarter review ended December 31, 2007. We do not expect ineffective controls and procedures as it relates to incorporating TMI’s control environment. However, we are still in the process of conducting an evaluation of the incorporation of TMI’s disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation is currently being conducted under the supervision and with the participation of our management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer.

Other than the changes noted in the preceding paragraph, there were no changes in internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We refer you to Part I, Item 1, note 14 entitled “Commitments and Contingencies.”

Item 1A.	Risk Factors

There have been no material changes in our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On February 27, 2008, we held a Special Meeting of Stockholders. The matters voted on at the meeting and the results of the vote are as follows:

Amendment of certificate of incorporation to increase the number of authorized shares of common stock and change name:

For	Against	Abstain
19,255,808	157,125	11,600

Issuance of common stock to former stockholders of Tutogen Medical, Inc.:

For	Against	Abstain
19,009,737	127,581	287,215

Possible adjournment or postponement of the special meeting:

For	Against	Abstain
18,719,989	379,969	324,575

A more complete description of the matters voted upon at the special meeting was furnished to our security holders in our Joint Prospectus and Proxy Statement filed with the Securities and Exchange Commission on January 23, 2008, which descriptions are incorporated herein by reference.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTI BIOLOGICS, INC. (Registrant)

By:	/s/ Brian K. Hutchison
Brian K. Hutchison Chairman and Chief Executive Officer

By:	/s/ Thomas F. Rose
Thomas F. Rose Executive Vice President, Chief Financial Officer and Secretary

Date: May 8, 2008