Form 10-Q
period 2008-06-30
RTI Biologics, Inc.
filed 2008-08-11
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Shares of common stock, $0.001 par value, outstanding on July 31, 2008: 53,907,088

RTI BIOLOGICS, INC.

FORM 10-Q For the Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$21,328	$18,560
Accounts receivable—less allowances of $1,572 at June 30, 2008 and $595 at December 31, 2007	17,542	9,754
Inventories—net	63,262	39,847
Prepaid and other current assets	5,004	5,555
Deferred tax assets—net	17,704	14,726

Total current assets	124,840	88,442
Property, plant and equipment—net	49,577	35,549
Deferred tax assets—net	3,846	1,782
Goodwill	226,309	151
Other intangible assets	21,976	8,461
Other assets—net	327	1,581

Total assets	$426,875	$135,966

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$13,857	$7,631
Accrued expenses	13,934	8,190
Short-term borrowings	563	—
Current portion of deferred revenue	2,382	500
Current portion of long-term obligations	3,468	1,500

Total current liabilities	34,204	17,821
Long-term obligations—less current portion	3,006	1,875
Other long-term liabilities	1,363	460
Deferred tax liabilities	321	—
Deferred revenue	5,180	4,167

Total liabilities	44,074	24,323

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 53,882,938 and 29,880,296 shares issued and outstanding, respectively	54	30
Additional paid-in capital	401,791	133,621
Additional other comprehensive income	815	—
Accumulated deficit	(19,845)	(21,994)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	382,801	111,643

Total liabilities and stockholders’ equity	$426,875	$135,966

See notes to Condensed Consolidated Financial Statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Fees from tissue distribution	$38,861	$21,873	$67,237	$42,370
Other revenues	1,967	1,050	3,501	2,568

Total revenues	40,828	22,923	70,738	44,938
Costs of processing and distribution	21,416	14,100	37,526	28,013

Gross profit	19,412	8,823	33,212	16,925

Expenses:
Marketing, general and administrative	14,665	7,449	25,132	14,086
Research and development	2,185	1,082	4,103	2,309
Gain on business exchange	—	—	—	(197)
Restructuring charges	82	—	450	—

Total expenses	16,932	8,531	29,685	16,198

Operating income	2,480	292	3,527	727

Other (expense) income:
Interest expense	(198)	(194)	(373)	(395)
Interest income	172	215	336	394

Total other (expense) income—net	(26)	21	(37)	(1)

Income before income tax expense	2,454	313	3,490	726
Income tax provision	950	118	1,341	397

Net income	1,504	195	2,149	329

Other comprehensive income:
Foreign currency translation adjustments	13	—	815	—

Comprehensive income	$1,517	$195	$2,964	$329

Net income per common share—basic	$0.03	$0.01	$0.05	$0.01

Net income per common share—diluted	$0.03	$0.01	$0.05	$0.01

Weighted average shares outstanding—basic	53,771,326	29,793,878	45,786,111	29,793,842

Weighted average shares outstanding—diluted	55,824,147	30,340,945	47,241,155	30,208,951

See notes to Condensed Consolidated Financial Statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income	$1,504	$195	$2,149	$329
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	2,000	1,448	3,579	2,874
Amortization of deferred financing costs	42	43	85	85
(Recovery) provision for bad debts and product returns	(60)	101	(54)	165
Provision for inventory writedowns	475	449	791	610
Amortization of deferred revenue	(622)	(83)	(879)	(83)
Deferred income tax provision (benefit)	567	13	820	(450)
Stock-based compensation expense	407	789	855	1,506
Tax benefit attributable from exercise of stock options	229	64	229	64
Excess tax benefit from exercise of stock options	(229)	(64)	(229)	(64)
Gain on business exchange	—	—	—	(197)
Gain on asset abandonments	—	(32)	—	(28)
Change in assets and liabilities:
Accounts receivable	(1,590)	(1,002)	(2,176)	993
Inventories	(4,175)	(664)	(7,386)	(720)
Prepaid and other current assets	497	(4,317)	1,340	(4,701)
Other long-term assets	141	21	(302)	23
Accounts payable	(61)	52	2,627	(556)
Accrued expenses	311	901	(2,244)	(579)
Other long-term liabilities	(125)	26	(54)	768
Deferred revenue	—	5,000	—	5,000

Net cash (used in) provided by operating activities	(689)	2,940	(849)	5,039

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,288)	(335)	(2,091)	(539)
Cash acquired in merger, net of transaction costs	(330)	—	1,268	—
Proceeds from sale of marketable securities	5,192	—	5,192	—
Proceeds from sale of property, plant and equipment	18	51	63	59
Patent costs	(140)	(48)	(140)	(248)

Net cash provided by (used in) investing activities	3,452	(332)	4,292	(728)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,198	112	1,479	119
Excess tax benefit from exercise of stock options	229	64	229	64
Payments on short-term obligations	(240)	—	(240)	—
Payments on long-term obligations	(1,546)	(585)	(2,152)	(1,237)

Net cash used in financing activities	(359)	(409)	(684)	(1,054)

Effect of exchange rate changes on cash and cash equivalents	(14)	—	9	—

Net increase in cash and cash equivalents	2,390	2,199	2,768	3,257
Cash and cash equivalents, beginning of period	18,938	16,567	18,560	15,509

Cash and cash equivalents, end of period	$21,328	$18,766	$21,328	$18,766

See notes to Condensed Consolidated Financial Statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2008

(In thousands, except share data)

(Unaudited)

	Common Stock ($.001 Par)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total	Common Shares Issued and Outstanding
BALANCE, DECEMBER 31, 2007	$30	$133,621	$—	$(21,994)	$(14)	$111,643	29,880,296
Stock issued on exercise of options	—	1,479	—	—	—	1,479	295,841
Equity instruments issued in connection with Tutogen Medical merger—net of fees	24	265,890	—	—	—	265,914	23,706,801
Stock-based compensation	—	855	—	—	—	855	—
Income tax benefit writeoff from non-qualified stock option exercises	—	(54)	—	—	—	(54)	—
Net income	—	—	—	2,149	—	2,149	—
Foreign currency translation adjustment	—	—	815	—	—	815	—

BALANCE, JUNE 30, 2008	$54	$401,791	$815	$(19,845)	$(14)	$382,801	53,882,938

See notes to Condensed Consolidated Financial Statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

(In thousands, except share and per share data)

1. Operations and organization

RTI Biologics, Inc., with its consolidated subsidiaries (the “Company”), is a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. The Company’s core business is processing human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament and dermal tissue in producing allografts, utilizing patented BIOCLEANSE® and TUTOPLAST® sterilization processes, for distribution to hospitals and surgeons. The Company processes at two facilities in Alachua, Florida and one facility in Germany and distributes its products and services in all 50 states and in over 25 countries worldwide.

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

The condensed consolidated financial statements include the accounts of RTI Biologics, Inc. (“RTIB”), and its wholly owned subsidiaries (the “Company”), Tutogen Medical, Inc. and its wholly owned subsidiaries (“TMI”), Regeneration Technologies, Inc. – Cardiovascular (formerly Alabama Tissue Center, Inc.), Biological Recovery Group (inactive), and RTI Services, Inc. The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. RTIDS is a taxable not-for-profit entity organized and controlled by the Company. RTIDS is the corporate entity that is responsible for procuring tissue for the Company. All expenses incurred by RTIDS are passed through to the Company. RTIDS has no significant assets or liabilities except for its intercompany accounts and accounts payable to tissue recovery agencies.

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, requires companies to test goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company has one reporting unit and the annual impairment test is performed at each fiscal year-end unless indicators of impairment are present and require more frequent testing. SFAS 142 also requires that the carrying value of an identifiable intangible asset that has an indefinite life be determined by using a fair value based approach and if the carrying amount exceeds fair value, an impairment loss is recognized for an amount equal to the excess.

Intangible assets generally consist of patents, trademarks, procurement contracts, customer lists, non-compete agreements, distribution agreements and acquired exclusivity rights. Patents and trademarks are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful lives of between 8 and 16 years. Procurement contracts, customer lists, non-compete agreements and distribution agreements are amortized on the straight-line method over estimated useful lives of between 5 to 25 years. The acquired exclusivity rights are being amortized on the straight-line method over eight years, the remaining term of the amended distribution agreement.

The valuation of goodwill and intangible assets with indefinite useful lives requires management to use significant judgments and estimates including, but not limited to, projected future revenue and cash flows. Changes in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different report results. The valuation of the goodwill associated with the merger of TMI will be evaluated on an annual basis in accordance with the provisions of SFAS No. 142 and is subject to risk based on the performance of the Company following the acquisition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to our consolidated financial statements. The Company’s financial assets and liabilities consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and certain current liabilities. Fair value for these instruments is based on readily available market prices. The Company is currently evaluating the impact the application of SFAS 157 will have on our consolidated financial statements as it relates to our non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company elected not to report any financial assets or liabilities at fair value under SFAS 159 in its first quarter 2008 condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which is intended to improve the relevance, representational faithfulness and comparability of information provided in financial reports about business combinations. SFAS 141(R) retains the fundamental requirements set forth by SFAS No. 141, Business Combinations (“SFAS 141”) specifically that the acquisition method of accounting be used for all business combinations and that an acquirer be identified. However, SFAS 141(R) is broader in scope than its predecessor in that the acquisition method of accounting will now be applied not only to business combinations in which control was obtained by transferring consideration, but to all transactions and other events in which one entity obtains control over one or more businesses. SFAS 141(R) requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of acquisition, effectively eliminating the practice of allocating costs to assets acquired and liabilities assumed based on their estimated fair values as stipulated by SFAS 141. Costs incurred to effect the acquisition, previously considered in the aforementioned cost-allocation process, are to be recognized as a component of earnings. SFAS 141(R) is effective for acquisitions consummated on or after January 1, 2009.

Correction of Cash Flow Statement Errors – Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2007 have been corrected. Management determined that amounts relating to the patent costs previously reported as operating activities in 2007 should have been reported as investing activities. The Company also determined that the amount of $379 relating to the accrual for purchases of property, plant and equipment previously reported in the supplemental cash flow information for the six months ended June 30, 2007 should have been $94. Additionally, the Company did not previously report as supplemental cash flow information the non-cash transaction associated with the business exchange with Cryolife for the six months ended June 30, 2007.

Accordingly, the condensed consolidated statements of cash flows have been corrected as follows:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Condensed Consolidated Statements of Cash Flows
Cash Flows from Operating Activities:
Changes in assets and liabilities:
Other long-term assets	$(27)	$48	$21	$(225)	$248	$23
Net cash provided by operating activities	2,892	48	2,940	4,791	248	5,039

Cash Flows from Investing Activities:
Patent costs	—	(48)	(48)	—	(248)	(248)
Net cash used in investing activities	(284)	(48)	(332)	(480)	(248)	(728)

Supplemental Disclosures of Non-Cash
Investing and Financing Activities:
Business exchange with CryoLife, Inc.:
Goodwill	—	—	—	—	—	(2,712)
Other intangible assets	—	—	—	—	—	2,909
Gain on business exchange	—	—	—	—	—	197
Accrual for property, plant and equipment	94	—	94	379	(285)	94

3. Merger with Tutogen Medical, Inc.

On February 27, 2008, the Company completed its merger with TMI, a Delaware corporation, in a stock-for-stock merger transaction. TMI, with its consolidated subsidiaries, processed, manufactured and distributed specialty surgical products and performed tissue processing services for dental, spine, urology, hernia repair, breast reconstruction, ophthalmology, and ear, nose and throat applications. The transaction was accounted for using the purchase method of accounting in accordance with SFAS 141. The results of TMI’s operations have been included in the Company’s condensed consolidated financial statements since the merger date of February 27, 2008.

Pursuant to the merger agreement, TMI shareholders received 1.22 shares of the Company’s common stock in exchange for each share of TMI common stock held. The Company issued 23,706,801 shares of its common stock as consideration for this merger. In addition, the Company assumed 2,889,021 TMI stock options that became fully vested on February 27, 2008, as part of the transaction.

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

A summary of the components of the purchase price consideration is as follows:

Fair market value of securities issued	$245,557
Fair market value of TMI vested stock options assumed	20,357
Transaction costs not included in TMI net tangible assets acquired	4,605
Net receivables from TMI on date of merger	282

Total purchase price	$270,801

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

The TMI purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the merger date of February 27, 2008. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The allocation of purchase price related to the TMI merger is preliminary and includes the use of significant estimates that will be updated and finalized by the end of 2008. This preliminary allocation is based on information that was available to management at the time these condensed consolidated unaudited financial statements were prepared. During the quarter ended June 30, 2008, management completed its assessment of the fair value related to the identifiable intangibles of TMI as further described in Note 4. Management has not yet completed its assessment of the fair values of certain assets acquired and liabilities assumed. In particular, merger-related contingencies and income taxes are preliminary and subject to material change based on the results of the final evaluations. Accordingly, the allocation could change as additional information becomes available and is assessed and the impact of such changes may be material.

The following table summarizes the estimated fair values of net assets acquired:

Tangible assets:
Cash and cash equivalents	$5,030
Short-term investments	5,428
Accounts receivable	6,363
Inventory	16,442
Deferred taxes	5,576
Property, plant and equipment	13,484
Other	1,023

Total tangible assets	53,346

Tangible liabilities:
Accounts payable	4,322
Accrued expenses	8,679
Short-term borrowings and long-term obligations	5,221
Deferred revenue and other liabilities	4,591

Total tangible liabilities	22,813

Net tangible assets acquired	30,533
Identifiable intangible assets (procurement contracts and distributor relationships)	13,934
Goodwill	226,334

Total net assets acquired	$270,801

Short term investments consist primarily of a certificate of deposit from a bank with an initial term of five months. Short term borrowings at February 27, 2008 of 511 Euros ($760) are due to a German bank with an interest rate of 7.5%. Long-term obligations at February 27, 2008 of 2,624 Euros ($3,898) are due to the same German bank with interest rates ranging from 5.15% to 5.75%. The above loans are collateralized by a mortgage on the German facility and up to a 4,000 Euro ($5,942 at February 27, 2008) guarantee from TMI.

Deferred revenue consists primarily of up-front exclusivity fees paid by TMI’s distributors that are being amortized on a straight line basis over the term of the exclusivity relationship.

The following unaudited pro forma information shows the results of the Company’s operations as though the merger had occurred as of the beginning of that period (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues	$40,828	$36,542	$79,231	$70,651
Net income	1,686	652	913	1,184
Basic net income per share	0.03	0.01	0.02	0.02
Diluted net income per share	0.03	0.01	0.02	0.02

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the merger taken place as of the beginning of the periods presented, or the results that may occur in the future.

4. Goodwill and Other Intangible Assets

The following table reflects the components of goodwill and amortizable intangible assets.

	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$226,309	$—	$151	$—
Patents	4,150	663	4,020	564
Acquired exclusivity rights	2,941	742	2,941	556
Procurement contracts	14,481	418	1,296	52
Selling and marketing relationships	1,536	157	502	72
Customer lists	835	250	835	167
Non-compete agreement	275	41	275	27
Trademarks	58	29	58	28

Total	$250,585	$2,300	$10,078	$1,466

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

In connection with the merger with TMI on February 27, 2008, the Company recorded an intangible asset valued at $12,900 related to procurement contracts that are being amortized over a fifteen-year term. The Company also recorded an intangible asset valued at $1,034 related to selling and marketing relationships that are being amortized over a seven-year term. The Company valued the procurement contracts utilizing a discounted cash flow model which uses forecasts of earnings before interest and taxes as it relates to the individual supplier relationships. The value of the selling and marketing relationships are the benefits derived, based upon estimated cash flows, from having a selling and marketing representative in place versus having to incur the time and cost required to develop or replace the representative. The Company utilized a discount rate of 18% when preparing these models.

Amortization expense related to all of the Company’s identifiable intangible assets for the three months ended June 30, 2008 and 2007 was $477 and $222, respectively, and for the six months ended June 30, 2008 and 2007 was $780 and $442, respectively. Management estimates amortization expense of approximately $1,904 for each of the next five years. The weighted average term of identifiable intangible assets was 13.7 years as of June 30, 2008. There are $1,707 of pending patents that are not subject to amortization until the patents are approved.

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

At June 30, 2008, there were 6,588,850 stock options outstanding, and 1,511,416 stock options remained available for grant under the above plans. For the three and six months ended June 30, 2008, employees and outside directors of the Company were granted stock options under the plans of 0 and 340,000, respectively. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest no later than five years from the date of grant.

Presented below is a summary of the status of stock options as of June 30, 2008, and related transactions for the six months then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,727,739	$7.58
Granted	340,000	7.54
Assumed through business combination	2,889,021	4.51
Exercised	(296,010)	5.00
Canceled	—	—
Forfeited or expired	(71,900)	7.44

Outstanding at June 30, 2008	6,588,850	$6.35	5.65	$18,406

Vested or expected to vest at June 30, 2008	6,397,642	$6.33	5.58	$18,107

Exercisable at June 30, 2008	5,397,457	$6.14	5.10	$16,636

The weighted-average fair value of options granted as determined under the Black-Scholes method during the six months ended June 30, 2008 was $4.48 per share. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 totaled $1,401 and $178, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Cash received from option exercises for the six months ended June 30, 2008 and 2007 totaled $1,480 and $119, respectively.

As of June 30, 2008, there was $4,506 of total unrecognized stock-based compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.9 years.

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

For the three and six months ended June 30, 2008 and 2007, the Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation:
Costs of processing and distribution	$41	$127	$143	$246
Marketing, general and administrative	330	603	659	1,164
Research and development	36	54	53	88

Total	$407	$784	$855	$1,498

6. Earnings Per Share

A reconciliation of the weighted-average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic shares	53,771,326	29,793,878	45,786,111	29,793,842
Effect of dilutive securities:
Stock options	2,052,821	547,067	1,455,044	415,109

Diluted shares	55,824,147	30,340,945	47,241,155	30,208,951

For the three months ended June 30, 2008 and 2007, approximately 1,855,549, and 2,079,000, respectively and for the six months ended June 30, 2008 and 2007, approximately 2,909,232, and 2,462,000, of issued stock options were not included in the computation of diluted earnings per share because they were anti-dilutive since their exercise price exceeded their market price.

7. Inventories – net

Inventories net of valuation allowances by stage of completion are as follows:

	June 30, 2008	December 31, 2007
Unprocessed donor tissue	$16,457	$9,084
Tissue in process	29,532	23,755
Implantable donor tissue	15,816	5,264
Supplies	1,457	1,744

	$63,262	$39,847

The Company acquired inventory with a fair value of $16,442 on February 27, 2008 as a result of the merger with TMI.

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

Property, plant and equipment consists of the following:

	June 30, 2008	December 31, 2007
Land	$2,024	$625
Buildings and improvements	43,433	36,754
Processing equipment	25,161	12,138
Office equipment, furniture and fixtures	1,373	774
Computer equipment and software	5,169	4,487
Construction in process	743	210
Equipment under capital leases:
Processing equipment	20	6,509
Computer equipment	—	886

	77,923	62,383
Less accumulated depreciation and amortization	(28,346)	(26,834)

	$49,577	$35,549

Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $1,523 and $1,226 for the three months ended June 30, 2008 and 2007, respectively, and $2,799 and $2,432 for the six months ended June 30, 2008 and 2007, respectively.

Assets held for sale at June 30, 2008 and December 31, 2007 of $288 are included in prepaid and other current assets on the Condensed Consolidated Balance Sheet.

9. Accrued Expenses

Accrued expenses are as follows:

	June 30, 2008	December 31, 2007
Accrued selling and marketing commissions	$2,837	$—
Accrued compensation	3,497	2,842
Accrued donor recovery fees	3,299	1,679
Accrued professional service fees	1,133	941
Accrued distributor fees	1,334	309
Other	1,834	2,419

	$13,934	$8,190

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

As of June 30, 2008, the Company had federal net operating loss carryforwards of $25,793 that begin to expire in the year 2010, as well as state net operating loss carryforwards of $31,749 that begin to expire in the year 2021.

As of June 30, 2008, the Company had research and experimentation tax credit carryforwards of $3,193 that will expire in years 2018 through 2027, as well as alternative minimum tax credit carryforwards of $383 that are carried forward indefinitely.

The Company expects the deferred tax assets of approximately $21,229, net of the valuation allowance at June 30, 2008 of $1,268, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. Valuation allowances have been recorded for certain state tax loss carryforwards as the Company does not believe that it will have future income in the state to utilize the loss carry forwards, and tax deductions taken for certain merger-related costs. These valuation allowances total $1,268. The Company has considered the impact of recent losses as it relates to the realization of the remaining net deferred tax assets. Based on the weight of evidence, including various strategic initiatives such as new distribution and recovery agreements entered into, new product introductions during 2006 and 2007, taxable income in 2007 and forecasted taxable income in future years, management has determined that it is more likely than not that such net deferred tax assets will be realized.

At the date of the adoption, January 1, 2007, of FASB Interpretation No. 48, the Company reclassified a valuation allowance recorded in noncurrent deferred tax assets in the amount of $717 to unrecognized tax benefits included in other long-term liabilities in the accompanying consolidated balance sheet. The unrecognized tax benefits increased by $51 during the first half of 2007 resulting from our income tax positions. If these tax benefits were recognized by the Company our effective tax rate would be favorably impacted. There were no significant changes to the Company’s income tax positions for the first half of 2008.

11. Restructuring Charges

At the time of the merger with TMI, the Company instituted a restructuring plan primarily related to severance of certain of its employees as a result of the integration activities following the merger. The total estimated restructuring charges approximate $750 and should be recognized in full prior to December 31, 2008. The severance payments are made over periods ranging from one month to twelve months and will not have a material impact on cash flows of the Company in any quarterly period. An analysis of the restructuring charges was as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Accrued restructuring charges—beginning of period	$256	$—
Employee separation benefits accrued	82	450
Non-cash stock based compensation	—	(112)
Cash payments	(119)	(119)

Accrued restructuring charges—end of period	$219	$219

12. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financial Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cash paid for interest	$161	$155	$302	$316
Income taxes paid	860	—	1,085	—
Accrual for merger-related fees	349	—	349	—
Accrual for purchases of property, plant and equipment	542	94	542	94
Common stock issued and stock options assumed for acquisition of TMI	—	—	265,914	—
Deposit applied against notes payable	300	—	300	—
Income tax benefit writeoff from non-qualified stock option exercises	54	—	54	—
Business exchange with Cryolife, Inc.:
Goodwill	—	—	—	(2,712)
Other intangible assets	—	—	—	2,909
Gain on business exchange	—	—	—	197

13. Segment Data

The Company processes human and animal tissue and distributes the tissue through various channels. This one line of business is comprised primarily of six product categories: sports medicine, spinal constructs, bone graft substitutes, dental, surgical specialties, and general orthopedic. The following table presents revenues from tissue distribution, and other revenues:

	Three months ended June 30,		Six months ended June 30,
	2008	2007 (1)	2008	2007 (1)
Fees from tissue distribution:
Sports medicine	$9,987	$6,432	$19,202	$11,827
Spinal constructs	10,052	10,378	18,792	19,876
Bone graft substitutes	3,959	4,213	8,731	8,666
Dental	8,217	—	11,700	—
Surgical specialties	4,947	—	6,505	—
General orthopedic	1,699	252	2,294	464
Cardiovascular	—	598	13	1,537
Other revenues	1,967	1,050	3,501	2,568

Total revenues	$40,828	$22,923	$70,738	$44,938

Domestic revenues	$34,456	$21,486	$60,521	$41,916
International revenues	6,372	1,437	10,217	3,022

Total revenues	$40,828	$22,923	$70,738	$44,938

(1)	Regeneration Technologies, Inc. only results

For the three months ended June 30, 2008 and 2007, the Company derived approximately 24.1% and 51.1%, respectively, and for the six months ended June 30, 2008 and 2007, 20.0% and 50.3%, respectively, of its total revenues from a single customer, Medtronic Sofamor Danek (“MSD”).

At June 30, 2008, property, plant and equipment with a value of $37,116 and $12,461 was held in the United States and Germany, respectively.

14. Commitments and Contingencies

The Company currently has operating leases for the TMI corporate offices in the U.S., which expire January, 2009, as well as several leases related to office equipment and automobiles. The Company does not intend to renew the TMI corporate offices lease since the TMI operations are expected to move into the RTIB owned facilities. Future minimum rental payments required under these leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2008 are as follows. The minimum payments for the remainder of 2008 are $947; in 2009 are $897; in 2010 are $457; in 2011 are $341; in 2012 are $244; and thereafter are $0.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2008 will have a material adverse impact on its financial position or results of operations.

On October 14, 2005, the Company issued a voluntary recall of certain allograft implants processed from donated tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). The recall was initiated as a result of questions raised by the processors and the Food and Drug Administration in relation to the accuracy of documentation provided by BTS. The Company has been named as a party, along with a number of other defendants, in product liability lawsuits relating to the recall of tissue recovered by BTS. There have been 861 lawsuits filed related to the recall of which 18 lawsuits have been dismissed for RTI as of June 30, 2008. As of the end of June 2008, TMI, a subsidiary of RTI, had a total of 82 suits related to BTS, with 21 suits dismissed. On June 21, 2006, the Company’s petition for Multi District litigation consolidation was granted, consolidating federal Biomedical Tissue Service cases in the U.S. District Court in Newark, New Jersey (“MDL”). The Companies’ pending joint motion to dismiss the claims, based on scientific evidence that the subject allograft was processed and sterilized to eliminate donor-to-recipient disease transmission and is therefore incapable of transmitting disease to implant recipients, is scheduled to be heard through the MDL in several hearings during the month of September 2008. These lawsuits generally allege that the Company was negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and breach of warranty. Where specific damages have been identified, the actions seek compensatory damages in ranges of $15 to $5,000 and punitive damages in ranges of $75 to $10,000. The Company believes that it has meritorious defenses to these possible claims, and will defend them vigorously. In addition, the Company believes its existing insurance should cover all litigation expenses and damage awards, if any.

On September 11, 2006 Osteotech, Inc. filed a lawsuit in the United States District Court for the District of New Jersey claiming infringement of one of their patents by the Company’s BioCleanse® process. Osteotech’s complaint was subsequently amended to add another patent. The lawsuit requests 1) that the Company be enjoined permanently from infringing the patents, 2) damages, along with treble damages as a result of alleged willful infringement, and 3) reimbursement of costs and expenses and reasonable attorney fees. The Company believes the suit is without merit and will vigorously defend its position. However, a finding of infringement could have a material adverse effect on the Company.

If the Company is not successful in its defenses to lawsuits not covered by insurance, or if existing insurance coverage is not adequate, the legal fees and settlements for such lawsuits could have a material adverse effect on quarterly results of the Company’s operations and financial position.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

15. Related Party Transactions

As of June 30, 2008, Zimmer CEP USA Holding Co., a subsidiary of Zimmer Holdings, Inc. (“Zimmer”) was the owner of 9% of the Company’s outstanding shares of common stock.

The Company, through its merger with TMI, has distribution relationships with Zimmer for spinal applications in the United States and dental products internationally. For the three and six month period ended June 30, 2008, product distributions to Zimmer totaled $3,337 and $4,448, respectively.

The Company, through its merger with TMI, has a relationship with Zimmer to act as an exclusive sales and marketing representative for the Company’s bone tissue for dental applications in the United States. Under this distribution agreement, the Company ships directly to Zimmer’s customers. For the three and six month period ending June 30, 2008, Zimmer was paid commissions aggregating approximately $2,911 and $3,775, respectively.

On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer with an initial term of 10 years, relating to certain demineralized bone matrix products. As part of the agreement, Zimmer agreed to make three payments to the Company totaling $5,000 for the aforementioned exclusive distribution rights, and maintain certain minimum order volumes. The first payment of $1,000 was made at the time of entering the agreement. The second payment of $2,000 was made in the first quarter of 2008. The final payment of $2,000 is expected to be paid in the fourth quarter of 2008. The $5,000 exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation.

Amounts payable for commissions to Zimmer under the above agreements total $2,839 and $0 at June 30, 2008 and December 31, 2007, respectively. Trade accounts receivable from Zimmer under the above agreements totaled $2,773 at June 30, 2008 and $121 at December 31, 2007, respectively.

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

Management Overview: Recent Developments

We are a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament and dermal tissue in producing our allografts. We also process bovine tissue to produce our xenograft line of products. Surgeons then use our products to repair and promote the healing of a wide variety of bone and other tissue defects, including spinal vertebrae repair, musculoskeletal reconstruction, fracture repair, dental repair, breast reconstruction, hernia repair, urology implants, and repairs to the jaw and related tissues, among other conditions. Our products are distributed in all 50 states and in over 25 other countries worldwide.

Our goals for 2008 are to fully integrate TMI with the Company, realize potential expense synergies, develop revenue synergies, and build on the Company’s competitive strengths as we focus on our future. We plan to focus on several long-term strategies in order to meet our goals. The key strategies are:

•	develop new allograft and xenograft implants to enhance our current lines of implants;

•	increase efforts with our tissue recovery relationships to maintain and increase tissue available for processing;

•	focus on marketing, distribution and regulatory support of our line of xenograft implants; and

•	maintain our commitment to research and development and focus clinical efforts to support the market acceptance of our allograft and xenograft implants.

Three and Six Months Ended June 30, 2008 Compared With Three and Six Months Ended June 30, 2007

	Three months ended June 30,		Six months ended June 30,
	2008	2007 (1)	2008	2007 (1)
	(In Thousands)
Fees from tissue distribution:
Sports medicine	$9,987	$6,432	$19,202	$11,827
Spinal constructs	10,052	10,378	18,792	19,876
Bone graft substitutes	3,959	4,213	8,731	8,666
Dental	8,217	—	11,700	—
Surgical specialties	4,947	—	6,505	—
General orthopedic	1,699	252	2,294	464
Cardiovascular	—	598	13	1,537
Other revenues	1,967	1,050	3,501	2,568

Total revenues	$40,828	$22,923	$70,738	$44,938

Domestic revenues	$34,456	$21,486	$60,521	$41,916
International revenues	6,372	1,437	10,217	3,022

Total revenues	$40,828	$22,923	$70,738	$44,938

(1)	Regeneration Technologies, Inc. only results

Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007

Revenues. Our revenues increased $17.9 million, or 78.1%, to $40.8 million for the three months ended June 30, 2008 compared to $22.9 million for the three months ended June 30, 2007.

Sports Medicine—Revenues from sports medicine allografts increased $3.6 million, or 55.3%, to $10.0 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Sports medicine revenues increased primarily as a result of significant unit volume increases and higher average revenue per unit. Unit volumes increased by 49.8% due to higher numbers of tendons distributed, including our assembled tendons. Average revenue per unit increased by 2.9% primarily due to changes in the mix of implants distributed.

Spinal Constructs—Revenues from spinal allografts decreased $326,000, or 3.1%, to $10.1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Unit volumes were up 4.1% as a result of higher distributions of both lumbar and cervical grafts. Average revenue per unit decreased by 7.2% due to changes in mix of implants distributed.

Bone Graft Substitutes—Revenues from bone graft substitute allografts decreased $254,000, or 6.0%, to $4.0 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Bone graft substitute allograft revenues decreased primarily as a result of unit volume decreasing by 3.6%.

Dental—We did not offer dental allografts prior to our merger with TMI, which closed on February 27, 2008. Revenues from dental allografts for the three months ended June 30, 2008 were $8.2 million.

Surgical Specialties—We did not offer surgical specialty allografts (hernia repair, breast reconstruction, urology, and ophthalmology) prior to our merger with TMI, which closed on February 27, 2008. Revenues from surgical specialty allografts for the three months ended June 30, 2008 were $4.9 million.

General Orthopedic—Revenues from general orthopedic allografts increased $1.4 or 574.2%, to $1.7 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase is attributable to $1.5 million of revenues associated with TMI for the three month period ended June 30, 2008.

Cardiovascular—In the second quarter 2007, $598,000 of revenues was recognized on distribution of cardiovascular tissue with no comparable revenues in 2008. The company completed its exit of the cardiovascular business at the end of 2007.

Other Revenues—Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $917,000, or 87.3%, to $2.0 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase is primarily attributable to other revenues associated with TMI for the three month period ended June 30, 2008.

International—International revenues, representing our export distributors and distributions for the TMI Germany facility, increased by $4.9 million, or 343.4%, to $6.4 million due primarily to revenues associated with TMI for the three month period ended June 30, 2008.

Costs of Processing and Distribution. Costs of processing and distribution increased by $7.3 million, or 51.9%, to $21.4 million for the three months ended June 30, 2008. As a percentage of revenues, costs of processing and distribution decreased from 61.5% for the three months ended June 30, 2007 to 52.4% for the three months ended June 30, 2008.

The increase in cost of processing and distribution was primarily due to higher levels of tissue distributed during the quarter. The decrease in cost of processing as a percentage of revenues is due primarily to the acquired TMI revenues which have higher average margins than our prior year period. Gross profit increased from 38.5% in the second quarter of 2007 to 47.5% in the second quarter of 2008.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $7.2 million, or 96.9%, to $14.7 million for the three months ended June 30, 2008 from $7.5 million for the three months ended June 30, 2007. The increase was primarily due to increased distributor commissions of $3.2 million, as a result of higher sports medicine revenue and the addition of commissions on the acquired dental product line; increased payroll and benefits expense of $900,000, higher amortization of $277,000, primarily as a result of the intangibles acquired in the TMI transaction, and the addition of $2.3 million in marketing, general and administrative costs associated with the acquired former TMI processing facility in Germany. Marketing, general and administrative expenses increased as a percentage of revenues from 32.5% for the three months ended June 30, 2007 to 35.9% for the three months ended June 30, 2008.

Research and Development Expenses. Research and development expenses increased by $1.1 million, or 101.9%, to $2.2 million for the three months ended June 30, 2008 from $1.1 million for the three months ended June 30, 2007 primarily due to increased payroll and benefits expense of $372,000, studies, research material and supplies expense of $226,000, and the addition of $392,000 in research and development expenses associated with the acquired former TMI processing facility in Germany. As a percentage of revenues, research and development expenses increased from 4.7% for the three months ended June 30, 2007 to 5.4% for the three months ended June 30, 2008.

Restructuring Charges. As a result of the merger with TMI we implemented a formal restructuring plan which resulted in $82,000 of expenses the second quarter of 2008. Included in these expenses were severance benefits as further discussed in Note 11 to our financial statements.

Net Other (Expense) Income. Net other expense was $26,000 for the three months ended June 30, 2008 compared to net other income of $21,000 for the three months ended June 30, 2007. Interest income decreased by $43,000 for the three months ended June 30, 2008 to $172,000 from $215,000 for the three months ended June 30, 2007 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents than the comparable prior year period. Interest expense increased by $4,000 for the three months ended June 30, 2008 to $198,000 from $194,000 for the three months ended June 30, 2007 due to the higher interest paid on long-term obligations as a result of higher loan and capital lease balances.

Income Tax Provision. Income tax provision for the three months ended June 30, 2008 was $950,000 compared to $118,000 for the three months ended June 30, 2007. Our effective tax rate for the three months ended June 30, 2008 and 2007 was 38.7% and 37.7%, respectively.

Six Months Ended June 30, 2008 Compared With Six Months Ended June 30, 2007

Revenues. Our revenues increased $25.8 million, or 57.4%, to $70.7 million for the six months ended June 30, 2008 compared to $44.9 million for the six months ended June 30, 2007.

Sports Medicine—Revenues from sports medicine allografts increased $7.4 million, or 62.4%, to $19.2 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Sports medicine revenues increased primarily as a result of significant unit volume increases and higher average revenue per unit. Unit volumes increased by 45.9% due to higher numbers of tendons distributed, including our assembled tendons. Average revenue per unit increased by 10.2% primarily due to changes in the mix of implants distributed.

Spinal Constructs—Revenues from spinal allografts decreased $1.1 million, or 5.5%, to $18.8 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Unit volumes were down 2.6% as a result of lower distributions of both lumbar and cervical grafts. Average revenue per unit decreased by 3.0% due to changes in mix of implants distributed.

Bone Graft Substitutes—Revenues from bone graft substitute allografts increased $65,000, or 0.8%, to $8.7 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Bone graft substitute allograft revenues increased as a result of unit volume increasing by 1.5%.

Dental—We did not offer dental allografts prior to our merger with TMI, which closed on February 27, 2008. Revenues from dental allografts were $11.7 million, and are included for the period from February 28, 2008 through June 30, 2008.

Surgical Specialties—We did not offer surgical specialty allografts (hernia repair, breast reconstruction, urology, and ophthalmology) prior to our merger with TMI, which closed on February 27, 2008. Revenues from surgical specialty allografts were $6.5 million, and are included for the period from February 28, 2008 through June 30, 2008.

General Orthopedic—Revenues from general orthopedic allografts increased $1.8 million or 394.4%, to $2.3 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. General orthopedic revenues for the period increased due to $1.9 million of revenues associated with TMI for the period February 28, 2008 to June 30, 2008.

Cardiovascular—During the first half of 2007, $1.5 million of revenues was recognized on distribution of cardiovascular tissue with no comparable revenues in 2008. The company completed its exit of the cardiovascular business at the end of 2007.

Other Revenues—Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $933,000, or 36.3%, to $3.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase is primarily attributable to other revenues associated with TMI for the three month period ended June 30, 2008.

International—International revenues, representing our export distributors and distributions for the TMI Germany facility, increased by $7.2 million, or 238.1%, to $10.2 million due primarily to revenues associated with TMI for the period from February 28, 2008 through June 30, 2008.

Costs of Processing and Distribution. Costs of processing and distribution increased by $9.5 million, or 34.0%, to $37.5 million for the six months ended June 30, 2008. As a percentage of revenues, costs of processing and distribution decreased from 62.3% for the six months ended June 30, 2007 to 53.0% for the six months ended June 30, 2008.

The increase in cost of processing and distribution was primarily due to higher levels of tissue distributed during the quarter. The decrease in cost of processing as a percentage of revenues is due primarily to the acquired TMI revenues which have higher average margins than our prior year period. Gross profit increased from 37.7% in the second quarter of 2007 to 47.0% in the second quarter of 2008.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $11.0 million, or 78.4%, to $25.1 million for the six months ended June 30, 2008 from $14.1 million for the six months ended June 30, 2007. The increase was primarily due to increased distributor commissions of $4.7 million, as a result of higher sports medicine revenue and the addition of commissions on the acquired dental product line; increased payroll and benefits expense of $1.9 million, higher amortization of $339,000, primarily as a result of the intangibles acquired in the TMI transaction, and the addition of $3.0 million in marketing, general and administrative costs associated with the acquired former TMI processing facility in Germany. Marketing, general and administrative expenses increased as a percentage of revenues from 31.3% for the six months ended June 30, 2007 to 35.5% for the six months ended June 30, 2008.

Research and Development Expenses. Research and development expenses increased by $1.8 million, or 77.7%, to $4.1 million for the six months ended June 30, 2008 from $2.3 million for the six months ended June 30, 2007 primarily due to increased payroll and benefits expense of $708,000, studies and research material and supplies expense of $511,000. As a percentage of revenues, research and development expenses increased from 5.1% for the six months ended June 30, 2007 to 5.8% for the six months ended June 30, 2008.

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

Restructuring Charges. As a result of the merger with TMI we implemented a formal restructuring plan which resulted in $450,000 of expenses in the first six months of 2008. Included in these expenses were severance benefits as further discussed in Note 11 to our financial statements.

Net Other (Expense) Income. Net other expense was $37,000 for the six months ended June 30, 2008 compared to net other expense of $1,000 for the six months ended June 30, 2007. Interest income decreased by $58,000 for the six months ended June 30, 2008 to $336,000 from $394,000 for the six months ended June 30, 2007 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents than the comparable prior year period. Interest expense decreased by $22,000 for the six months ended June 30, 2008 to $373,000 from $395,000 for the six months ended June 30, 2007 due to the lower interest paid on long-term obligations as a result of lower loan and capital lease balances.

Income Tax Provision. Income tax provision for the six months ended June 30, 2008 was $1.3 million compared to $397,000 for the six months ended June 30, 2007. Our effective tax rate for the six months ended June 30, 2008 and 2007 was 38.4% and 54.7%, respectively. Our effective tax rate for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 decreased primarily as a result of increased profitability, reducing the negative impact on non-deductible stock based compensation of $1.7 million.

Liquidity and Capital Resources

Cash Flows—Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007.

Cash flows used in operating activities were $689,000 for the three month period ended June 30, 2008, compared to cash flows provided by $2.9 million for the three month period ended June 30, 2007 period. The principal sources of cash were net earnings of $1.5 million and the utilization of net operating loss tax carryforwards of $567,000. Other non-cash items, primarily depreciation and amortization, included in net earnings accounted for another $2.2 million of operating cash. Other significant items of operating cash flows related primarily to increases in accounts receivable and inventories due to higher levels of revenues for the three months ended June 30, 2008.

We continue to focus on working capital management. At June 30, 2008, we had 41 days of sales outstanding in trade accounts receivable, which is unfavorable to March 31, 2008 by 3 days. At June 30, 2008, we had 257 days of inventory on hand, unfavorable to March 31, 2008 by 8 days.

Our cash provided by investing activities was $3.5 million for the three months ended June 30, 2008 compared to cash used in investing activities of $332,000 for the three months ended June 30, 2007. Our investing activities consisted primarily of purchases of property, plant and equipment of $1.3 million, offset by proceeds from the sale of marketable securities of $5.2 million. Our investing activities for the three months ended June 30, 2007 consisted primarily of purchases of property, plant, and equipment of $335,000.

Our net cash used in financing activities was $359,000 for the three months ended June 30, 2008 compared to $409,000 for the three months ended June 30, 2007. Cash used in financing activities for the three months ended June 30, 2008 consisted primarily of payments on long-term obligations of $1.5 million, offset by proceeds from exercises of stock options of $1.2 million. Our financing activities for the three months ended June 30, 2007 consisted primarily of payments on long-term obligations of $585,000.

Cash Flows—Six months Ended June 30, 2008 Compared With Six months Ended June 30, 2007.

Cash flows used in operating activities were $849,000 for the six month period ended June 30, 2008, compared to cash flows provided by $5.0 million for the six month period ended June 30, 2007 period. The principal sources of cash were net earnings of $2.1 million and the utilization of net operating loss tax carryforwards of $820,000. Other non-cash items, primarily depreciation and amortization, included in net earnings accounted for another $4.4 million of operating cash. Other significant items of operating cash flows related primarily to increases in accounts receivable and inventories due to higher levels of revenues for the six months ended June 30, 2008.

We continue to focus on working capital management. At June 30, 2008, we had 41 days of sales outstanding in trade accounts receivable, which is unfavorable to December 31, 2007 by 3 days. At June 30, 2008, we had 257 days of inventory on hand, which is unfavorable to December 31, 2007 by 9 days.

Our cash provided by investing activities was $4.3 million for the six months ended June 30, 2008 compared to cash used in investing activities of $728,000 for the six months ended June 30, 2007. Our investing activities consisted primarily of purchases of property, plant and equipment of $2.1 million, offset by cash acquired with the merger with TMI, net of transaction costs of $1.3 million, and proceeds from the sale of marketable securities of $5.2 million. Our investing activities for the six months ended June 30, 2007 consisted primarily of purchases of property, plant, and equipment of $539,000.

Our net cash used in financing activities was $684,000 for the six months ended June 30, 2008 compared to $1.1 million for the six months ended June 30, 2007. Cash used in financing activities for the six months ended June 30, 2008 consisted primarily of payments on long-term obligations of $2.2 million, offset by proceeds from exercises of stock options of $1.5 million. Our financing activities for the six months ended June 30, 2007 consisted primarily of payments on long-term obligations of $1.2 million.

Liquidity.

As of June 30, 2008, we had $21.3 million of cash and cash equivalents. We believe that our working capital as of June 30, 2008, together with our borrowing ability under our available lines of credit, will be adequate to fund our on-going operations.

Our accounts receivable days sales outstanding were 41 at June 30, 2008 compared to 38 at December 31, 2007, respectively. Our inventory days outstanding were 257 at June 30, 2008 compared to 248 at December 31, 2007.

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

On February 20, 2004, we entered into a long-term financing agreement with a major financial institution. The agreement consists of a $9.0 million five-year term loan and a five-year $16.0 million revolving line of credit. The $9.0 million term loan calls for monthly principal payments of $125,000. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (6.72% at June 30, 2008). The outstanding balance due on the term loan at June 30, 2008 is $2.6 million. Under the $16.0 million revolving line of credit, we can borrow up to the maximum eligible amount, based on certain outstanding receivables of which $8.3 million is available at June 30, 2008. Interest on outstanding amounts under the revolving line of credit is payable at LIBOR plus 3.75%. Principal and interest on the revolving line of credit are payable upon maturity. There is a 0.5% fee payable on the unused portion of the revolving credit facility. No amounts were outstanding under the revolving line of credit at June 30, 2008. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and certain property and equipment.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In the second quarter of 2006, the lender replaced all financial covenants with a minimum liquidity requirement of $6.0 million. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash. We exceeded the $6.0 million minimum liquidity requirement as of June 30, 2008.

As part of the merger with TMI on February 27, 2008, we acquired TMI’s long-term obligations, which consist of senior debt construction loans, and TMI’s working capital credit lines.

Under the terms of revolving credit facilities with two German banks, we may borrow up to 1.5 million Euros (1.0 million Euros and 500,000 Euros, respectively) or approximately $2.4 million for working capital needs. At June 30, 2008, we had 357,000 Euros, or $563,000, borrowings outstanding under the revolving credit agreements with variable interest rate of 7.75%. The 500,000 Euro revolving credit facility is secured by accounts receivable of TMI’s German subsidiary. The 1.0 million Euro revolving credit facility is secured by a mortgage on our German facility and a guarantee by TMI.

In November 2005, TMI entered into a revolving credit facility in the U.S. for up to $1.5 million, expiring on November 18, 2008. At June 30, 2008, we had no outstanding borrowings on this credit facility. The TMI U.S. accounts receivable and inventory assets secure the borrowing under the revolving credit facility. The Company is required to maintain a maximum senior debt to tangible net worth ratio of 2.0 to 1.0. As of June 30, 2008, we were in compliance with this covenant.

Senior debt consists of four loans with a German bank. The first loan of 290,000 Euros (or $459,000) as of June 30, 2008, has an interest rate of 5.00%, payable monthly, maturing June of 2011. The second loan of 938,000 Euros (or $1.5 million) as of June 30, 2008, has an interest rate of 5.15%, payable quarterly, maturing March of 2012. The third loan of 935,000 Euros (or $1.5 million) as of June 30, 2008 is payable semi-annually at a fixed rate of 5.60% maturing December 2016. The fourth loan of 221,000 Euros (or $349,000) as of June 30, 2008, is payable quarterly at a fixed rate of 5.75%, maturing September 2012. The senior debt and a revolving credit facility with a German bank are secured by a mortgage on our German facility and is guaranteed by the TMI parent company. There are no financial covenants under this debt.

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

In the United States and in Germany, the Company is exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. Except for an interest rate swap associated with 1.5 million Euros (or $2.4 million) of long term debt over six years starting March 31, 2006, the Company does not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, the Company is subject to changes in interest rates. Based on June 30, 2008 outstanding intercompany balances, a 1% change in currency rates would have a de-minimus impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Intercompany transactions translate from the Euro to the U.S. dollar. Based on June 30, 2008 outstanding intercompany balances, a 1% change in currency rates would have a de-minimus impact on our results of operations.

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

There have not been any changes in our internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have been named as a party, along with a number of other defendants, in tort based lawsuits relating to the recall of tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). As of July 31 2008, there have been 871 law suits filed related to the recall of which 17 law suits have been dismissed. These lawsuits generally allege that we were negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and breach of warranty. On October 20, 2006, we filed a joint motion in federal court to dismiss the claims based on scientific evidence that it is impossible for sterilized tissue to transmit infections to implant recipients. This “science first” motion has been updated to reflect that no freeze dried allograft has ever transmitted disease or infection from a donor to a patient. Where specific damages have been identified, the actions seek compensatory damages in ranges of $15,000 to $5 million and punitive damages in ranges of $75,000 to $10 million. Product and professional liability insurance of approximately $13 million is currently available for legal fees or potential settlements relating to the BTS recall.

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

Date: August 8, 2008