Form 10-Q
period 2008-09-30
RTI Biologics, Inc.
filed 2008-11-07
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Shares of common stock, $0.001 par value, outstanding on October 31, 2008: 54,068,866

RTI BIOLOGICS, INC.

FORM 10-Q For the Quarter Ended September 30, 2008

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$21,558	$18,560
Accounts receivable - less allowances of $1,794 at September 30, 2008 and $595 at December 31, 2007	14,566	9,754
Inventories - net	67,109	39,847
Prepaid and other current assets	4,171	5,555
Deferred tax assets - net	15,430	14,726

Total current assets	122,834	88,442
Property, plant and equipment - net	48,597	35,549
Deferred tax assets - net	6,008	1,782
Goodwill	226,917	151
Other intangible assets	21,495	8,461
Other assets - net	194	1,581

Total assets	$426,045	$135,966

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,856	$7,631
Accrued expenses	13,407	8,190
Short-term borrowings	2,502	—
Current portion of deferred revenue	2,322	500
Current portion of long-term obligations	3,027	1,500

Total current liabilities	34,114	17,821
Long-term obligations - less current portion	2,597	1,875
Other long-term liabilities	1,356	460
Deferred tax liabilities	296	—
Deferred revenue	4,556	4,167

Total liabilities	42,919	24,323
Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 54,061,866 and 29,880,296 shares issued and outstanding, respectively	55	30
Additional paid-in capital	402,971	133,621
Accumulated other comprehensive loss	(429)	—
Accumulated deficit	(19,457)	(21,994)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	383,126	111,643

Total liabilities and stockholders’ equity	$426,045	$135,966

See notes to Condensed Consolidated Financial Statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Fees from tissue distribution	$37,674	$22,599	$104,917	$64,969
Other revenues	860	1,169	4,355	3,737

Total revenues	38,534	23,768	109,272	68,706
Costs of processing and distribution	20,587	14,222	58,113	42,235

Gross profit	17,947	9,546	51,159	26,471

Expenses:
Marketing, general and administrative	15,255	7,657	40,388	21,743
Research and development	2,059	1,508	6,161	3,817
Gain on business exchange	—	—	—	(197)
Restructuring charges	—	—	450	—

Total expenses	17,314	9,165	46,999	25,363

Operating income	633	381	4,160	1,108

Other (expense) income:
Interest expense	(174)	(181)	(547)	(576)
Interest income	166	225	501	619

Total other (expense) income - net	(8)	44	(46)	43

Income before income tax expense	625	425	4,114	1,151
Income tax provision	(237)	(247)	(1,577)	(644)

Net income	$388	$178	$2,537	$507

Net income per common share - basic	$0.01	$0.01	$0.05	$0.02

Net income per common share - diluted	$0.01	$0.01	$0.05	$0.02

Weighted average shares outstanding - basic	53,970,491	29,850,187	48,514,294	29,822,472

Weighted average shares outstanding - diluted	55,741,321	30,694,660	50,384,655	30,296,635

See notes to Condensed Consolidated Financial Statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income	$388	$178	$2,537	$507
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,438	1,379	6,017	4,252
Amortization of deferred financing costs	43	43	128	127
Provision for bad debts and product returns	640	32	586	197
Provision for inventory writedowns	803	429	1,594	1,039
Amortization of deferred revenue	(594)	(125)	(1,473)	(208)
Deferred income tax provision (benefit)	58	50	878	(399)
Stock-based compensation expense	381	742	1,236	2,249
Tax benefit attributable from exercise of stock options	151	81	380	145
Excess tax benefit from exercise of stock options	(2)	(81)	(231)	(145)
Gain on business exchange	—	—	—	(197)
Loss on asset abandonments	3	39	3	11
Write-off of capitalized patent expenses	19	34	19	34
Change in assets and liabilities:
Accounts receivable	2,125	(659)	(51)	334
Inventories	(5,302)	(2,000)	(12,688)	(2,720)
Prepaid and other current assets	340	367	1,680	(4,334)
Other long-term assets	359	157	57	180
Accounts payable	(1,150)	727	1,477	171
Accrued expenses	(442)	(370)	(2,686)	(949)
Other long-term liabilities	70	27	16	795
Deferred revenue	—	—	—	5,000

Net cash provided by (used in) operating activities	328	1,050	(521)	6,089

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,838)	(781)	(3,929)	(1,319)
Cash acquired in merger, net of transaction costs	(389)	—	879	—
Proceeds from sale of marketable securities	—	—	5,192	—
Proceeds from sale of property, plant and equipment	—	21	63	80
Patent costs	(75)	(287)	(215)	(535)

Net cash (used in) provided by investing activities	(2,302)	(1,047)	1,990	(1,774)

Cash flows from financing activities:
Proceeds from exercise of stock options	729	532	2,208	651
Excess tax benefit from exercise of stock options	2	81	231	145
Net proceeds from short-term obligations	2,025	—	1,785	—
Payments on long-term obligations	(541)	(587)	(2,693)	(1,825)

Net cash provided by (used in) financing activities	2,215	26	1,531	(1,029)

Effect of exchange rate changes on cash and cash equivalents	(11)	—	(2)	—

Net increase in cash and cash equivalents	230	29	2,998	3,286
Cash and cash equivalents, beginning of period	21,328	18,766	18,560	15,509

Cash and cash equivalents, end of period	$21,558	$18,795	$21,558	$18,795

See notes to Condensed Consolidated Financial Statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2008

(In thousands, except share data)

(Unaudited)

	Common Stock ($.001 Par)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total
BALANCE, DECEMBER 31, 2007	$30	$133,621	$—	$(21,994)	$(14)	$111,643
Net income	—	—	—	2,537	—	2,537
Foreign currency translation adjustment	—	—	(429)	—	—	(429)

Comprehensive income for the nine months ended September 30, 2008	—	—	(429)	2,537	—	2,108
Stock issued on exercise of options	1	2,207	—	—	—	2,208
Equity instruments issued in connection with Tutogen Medical merger - net of fees	24	265,890	—	—	—	265,914
Stock-based compensation	—	1,236	—	—	—	1,236
Income tax benefit from non-qualified stock option exercises	—	17	—	—	—	17

BALANCE, SEPTEMBER 30, 2008	$55	$402,971	$(429)	$(19,457)	$(14)	$383,126

See notes to Condensed Consolidated Financial Statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

(In thousands, except share and per share data)

1. Operations and Organization

RTI Biologics, Inc., with its consolidated subsidiaries (the “Company”), is a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. The Company’s core business is processing human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament and dermal tissue in producing allografts, utilizing proprietary BIOCLEANSE® and TUTOPLAST® sterilization processes, for distribution to hospitals and surgeons. The Company processes at two facilities in Alachua, Florida and one facility in Germany and distributes its products and services in all 50 states and in over 31 countries worldwide.

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

The condensed consolidated financial statements include the accounts of RTI Biologics, Inc. (“RTIB”), and its wholly owned subsidiaries (the “Company”), Tutogen Medical, Inc. and its wholly owned subsidiaries (“TMI”), Regeneration Technologies, Inc. – Cardiovascular (inactive), Biological Recovery Group (inactive), and RTI Services, Inc. The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. RTIDS is a taxable not-for-profit entity and is the corporate entity that is responsible for procuring tissue for the Company. All expenses incurred by RTIDS are passed through to the Company. RTIDS has no significant assets or liabilities except for its intercompany accounts and accounts payable to tissue recovery agencies.

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

Intangible assets generally consist of goodwill, patents, trademarks, procurement contracts, customer lists, non-compete agreements, distribution agreements and acquired exclusivity rights. Patents and trademarks are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful lives of between 8 and 16 years. Procurement contracts, customer lists, non-compete agreements and distribution agreements are amortized on the straight-line method over estimated useful lives between 5 to 25 years. The acquired exclusivity rights are being amortized on the straight-line method over eight years, the remaining term of the amended distribution agreement.

The valuation of goodwill and intangible assets with indefinite useful lives requires management to use significant judgments and estimates including, but not limited to, projected future revenue and cash flows. Changes in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results. The valuation of the goodwill associated with the merger of TMI will be evaluated on an annual basis in accordance with the provisions of SFAS No. 142 and is subject to risk based on the performance of the Company following the acquisition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for financial assets and liabilities in the first quarter of 2008 with no material impact to our consolidated financial statements. The Company’s financial assets and liabilities consist of cash and cash equivalents, investments, accounts receivable, accounts payable and certain current liabilities. Fair value for these instruments is based on readily available market prices. The Company is currently evaluating the impact the application of SFAS 157 will have on its consolidated financial statements as it relates to our non-financial assets and liabilities.

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

Correction of Cash Flow Statement Errors – Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2007 have been corrected. Management determined that amounts relating to the patent costs previously reported as operating activities in 2007 should have been reported as investing activities. Additionally, the Company did not previously report as supplemental cash flow information the non-cash transaction associated with the business exchange with CryoLife for the nine months ended September 30, 2007.

Accordingly, the condensed consolidated statements of cash flows have been corrected as follows:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Condensed Consolidated Statements of Cash Flows
Cash Flows from Operating Activities:
Write-off of capitalized patent expenses	$—	$34	$34	$—	$34	$34
Changes in assets and liabilities:
Other long-term assets	(96)	253	157	(321)	501	180
Net cash provided by operating activities	763	287	1,050	5,554	535	6,089
Cash Flows from Investing Activities:
Patent costs	—	(287)	(287)	—	(535)	(535)
Net cash used in investing activities	(760)	(287)	(1,047)	(1,239)	(535)	(1,774)
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Business exchange with CryoLife, Inc.:
Goodwill	—	—	—	—	—	(2,712)
Other intangible assets	—	—	—	—	—	2,909
Gain on business exchange	—	—	—	—	—	197

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

Pursuant to the merger agreement, TMI shareholders received 1.22 shares of the Company’s common stock in exchange for each share of TMI common stock held. The Company issued 23,706,632 shares of its common stock as consideration for this merger. In addition, the Company assumed 2,889,021 TMI stock options that became fully vested on February 27, 2008, as part of the transaction.

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

A summary of the components of the purchase price consideration is as follows:

Fair market value of securities issued	$245,557
Fair market value of TMI vested stock options assumed	20,357
Transaction costs not included in TMI net tangible assets acquired	4,643
Net receivables from TMI on date of merger	282

Total purchase price	$270,839

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

The following table summarizes the estimated fair values of net assets acquired:

Tangible assets:
Cash and cash equivalents	$5,030
Short-term investments	5,428
Accounts receivable	6,363
Inventory	16,442
Deferred taxes	5,647
Property, plant and equipment	13,484
Other	899

Total tangible assets	53,293
Tangible liabilities:
Accounts payable	4,522
Accrued expenses	8,854
Short-term borrowings and long-term obligations	5,221
Deferred revenue and other liabilities	4,771

Total tangible liabilities	23,368

Net tangible assets acquired	29,925
Identifiable intangible assets (procurement contracts and distributor relationships)	13,934
Goodwill	226,980

Total net assets acquired	$270,839

Short-term investments consist primarily of a certificate of deposit from a bank with an initial term of five months. Short-term borrowings at February 27, 2008 of 511 Euros ($760) are due to a German bank with an interest rate of 7.5%. Long-term obligations at February 27, 2008 of 2,624 Euros ($3,898) are due to the same German bank with interest rates ranging from 5.15% to 5.75%. The above loans are collateralized by a mortgage on the German facility and up to a 4,000 Euro ($5,942 at February 27, 2008) guarantee from TMI.

Deferred revenue consists primarily of up-front exclusivity fees paid by TMI’s distributors that are being amortized on a straight line basis over the term of the exclusivity relationship.

The following unaudited pro forma information shows the results of the Company’s operations as though the merger had occurred as of the beginning of that period (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Total revenues	$38,534	$38,311	$117,765	$108,962
Net income (loss)	$372	$(386)	$1,285	$798
Basic net income (loss) per share	$0.01	$(0.01)	$0.03	$0.01
Diluted net income (loss) per share	$0.01	$(0.01)	$0.03	$0.01

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the merger taken place as of the beginning of the periods presented, or the results that may occur in the future.

4. Goodwill and Other Intangible Assets

The following table reflects the components of goodwill and amortizable intangible assets.

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$226,917	$—	$151	$—
Patents	4,211	713	4,020	564
Acquired exclusivity rights	2,941	836	2,941	556
Procurement contracts	14,608	838	1,296	52
Selling and marketing relationships	1,536	212	502	72
Customer lists	835	292	835	167
Non-compete agreement	275	48	275	27
Trademarks	58	30	58	28

Total	$251,381	$2,969	$10,078	$1,466

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair value based test. None of this goodwill is expected to be deductible for tax purposes.

In connection with the merger with TMI on February 27, 2008, the Company recorded an intangible asset valued at $12,900 related to procurement contracts that are being amortized over a fifteen year term. The Company also recorded an intangible asset valued at $1,034 related to selling and marketing relationships that are being amortized over a seven year term. The Company valued the procurement contracts utilizing a discounted cash flow model which uses forecasts of earnings before interest and taxes as it relates to the individual supplier relationships. The value of the selling and marketing relationships are the benefits derived, based upon estimated cash flows, from having a selling and marketing representative in place versus having to incur the time and cost required to develop or replace the representative. The Company utilized a discount rate of 18% when preparing these models.

Amortization expense related to all of the Company’s identifiable intangible assets for the three months ended September 30, 2008 and 2007 was $526 and $223, respectively, and for the nine months ended September 30, 2008 and 2007 was $1,377 and $665, respectively. Management estimates amortization expense of approximately $1,906 for each of the next five years. The weighted average term of identifiable intangible assets was 13.4 years as of September 30, 2008. There are $1,750 of pending patents that are not subject to amortization until the patents are approved.

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

In connection with the merger with TMI, the Company assumed the TMI 1996 Stock Option Plan and the TMI 2006 Incentive and Non-Statutory Stock Option Plan (“TMI Plans”). The TMI Plans allow for 4,880,000 and 1,830,000 shares of common stock, respectively, to be issued with respect to stock options granted. Outstanding stock options of the TMI Plans were exchanged for stock options to acquire common stock of the Company as described below.

At September 30, 2008, there were 6,425,622 stock options outstanding, and 1,495,716 stock options remained available for grant under the above plans. For the three and nine months ended September 30, 2008, employees and outside directors of the Company were granted stock options under the plans of 50,000 and 390,000, respectively. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten year contractual terms, and vest no later than five years from the date of grant.

Presented below is a summary of the status of stock options as of September 30, 2008, and related transactions for the nine months then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,727,739	$7.58
Granted	390,000	7.61
Assumed through business combination	2,889,021	4.51
Exercised	(474,938)	4.65
Canceled	—	—
Forfeited or expired	(106,200)	7.88

Outstanding at September 30, 2008	6,425,622	$6.42	5.44	$20,345

Vested or expected to vest at September 30, 2008	6,198,132	$6.39	5.35	$19,869

Exercisable at September 30, 2008	5,209,028	$6.20	4.85	$17,903

The weighted-average fair value of options granted as determined under the Black-Scholes method during the nine months ended September 30, 2008 was $4.54 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 totaled $2,263 and $397, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Cash received from option exercises for the nine months ended September 30, 2008 and 2007 totaled $2,208 and $651, respectively.

As of September 30, 2008, there was $4,203 of total unrecognized stock-based compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.7 years.

In connection with the merger with TMI, each outstanding option to purchase shares of TMI common stock on February 27, 2008 was exchanged for 1.22 options to purchase shares of the Company’s common stock. These options were converted on the same terms and conditions as applied to each option immediately prior to the merger. The exercise price for each TMI option granted was also adjusted by dividing the exercise price in effect immediately prior to the merger by 1.22. The TMI options became fully vested on February 27, 2008 due to change of control provisions in place in the TMI Plans.

For the three and nine months ended September 30, 2008 and 2007, the Company recognized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation:
Costs of processing and distribution	$92	$133	$235	$387
Marketing, general and administrative	268	561	927	1,726
Research and development	21	48	74	136

Total	$381	$742	$1,236	$2,249

6. Earnings Per Share

A reconciliation of the weighted-average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic shares	53,970,491	29,850,187	48,514,294	29,822,472
Effect of dilutive securities:
Stock options	1,770,830	844,473	1,870,361	474,163

Diluted shares	55,741,321	30,694,660	50,384,655	30,296,635

For the three months ended September 30, 2008 and 2007, approximately 2,836,000, and 1,163,000, respectively, and for the nine months ended September 30, 2008 and 2007, approximately 2,914,000, and 2,151,000, of issued stock options were not included in the computation of diluted earnings per share because they were anti-dilutive since their exercise price exceeded their market price.

7. Inventories – net

Inventories net of valuation allowances by stage of completion are as follows:

	September 30, 2008	December 31, 2007
Unprocessed donor tissue	$17,009	$9,084
Tissue in process	33,390	23,755
Implantable donor tissue	14,850	5,264
Supplies	1,860	1,744

	$67,109	$39,847

The Company acquired inventory with a fair value of $16,442 on February 27, 2008 as a result of the merger with TMI.

8. Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: buildings and improvements, 25 to 40 years; machinery and equipment, 3 to 10 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and only the resulting gain or loss is reflected in the accompanying results of operations.

Property, plant and equipment consists of the following:

	September 30, 2008	December 31, 2007
Land	$1,904	$625
Buildings and improvements	43,328	36,754
Processing equipment	25,368	12,138
Office equipment, furniture and fixtures	1,540	774
Computer equipment and software	5,505	4,487
Construction in process	970	210
Equipment under capital leases:
Processing equipment	20	6,509
Computer equipment	—	886

	78,635	62,383
Less accumulated depreciation and amortization	(29,535)	(26,834)

	$49,100	$35,549

Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $1,825 and $1,156 for the three months ended September 30, 2008 and 2007, respectively, and $4,626 and $3,588 for the nine months ended September 30, 2008 and 2007, respectively.

9. Accrued Expenses

Accrued expenses are as follows:

	September 30, 2008	December 31, 2007
Accrued compensation	$3,654	$2,842
Accrued donor recovery fees	3,752	1,679
Accrued professional service fees	1,114	941
Accrued distributor fees and marketing commissions	1,279	309
Other	3,608	2,419

	$13,407	$8,190

Accrued distributor fees and marketing commissions represent fees that are due to Zimmer Dental, Inc., who is a commissioned sales and marketing representative for the Company’s dental products.

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

As of September 30, 2008, the Company had federal net operating loss carryforwards of $24,745 that begin to expire in the year 2010, as well as state net operating loss carryforwards of $30,701 that begin to expire in the year 2021.

As of September 30, 2008, the Company had research and experimentation tax credit carryforwards of $3,193 that will expire in years 2018 through 2027, as well as alternative minimum tax credit carryforwards of $406 that are carried forward indefinitely.

The Company expects the deferred tax assets of approximately $21,438, net of the valuation allowance at September 30, 2008 of $1,277, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. Valuation allowances have been recorded for certain state tax loss carryforwards as the Company does not believe that it will have future income in the state to utilize the loss carry forwards, and tax deductions taken for certain merger-related costs. The Company has considered the impact of prior year financial reporting losses as it relates to the realization of the remaining net deferred tax assets. Based on the weight of evidence, including various strategic initiatives such as new distribution and recovery agreements entered into, new product introductions during 2006 through 2008, taxable income in 2007 and 2008, and forecasted taxable income in future years, management has determined that it is more likely than not that such net deferred tax assets will be realized.

At the date of the adoption, January 1, 2007, of FASB Interpretation No. 48, the Company reclassified a valuation allowance recorded in noncurrent deferred tax assets in the amount of $717 to unrecognized tax benefits included in other long-term liabilities in the accompanying consolidated balance sheet. The unrecognized tax benefits increased by $78 during the nine months of 2007 as a result of our income tax positions. If these tax benefits were recognized by the Company our effective tax rate would be favorably impacted. There were no significant changes to the Company’s income tax positions for the first nine months of 2008.

11. Restructuring Charges

At the time of the merger with TMI, the Company instituted a restructuring plan primarily related to severance of certain of its employees as a result of the integration activities following the merger. The total estimated restructuring charges approximate $750 and should be recognized in full prior to March 31, 2009. The severance payments are made over periods ranging from one month to twelve months and will not have a material impact on cash flows of the Company in any quarterly period. An analysis of the restructuring charges was as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Accrued restructuring charges - beginning of period	$219	$—
Employee separation benefits accrued	—	450
Non-cash stock based compensation	—	(112)
Cash payments	(84)	(203)

Accrued restructuring charges - end of period	$135	$135

12. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cash paid for interest	$133	$142	$457	$458
Income taxes paid	80	—	333	—
Accrual for purchases of property, plant and equipment	313	551	313	551
Common stock issued and stock options assumed for acquisition of TMI	—	—	265,914	—
Deposit applied against notes payable	—	—	300	—
Income tax benefit from non-qualified stock option exercises	(71)	—	(17)	—
Business exchange with CryoLife, Inc.:
Goodwill	—	—	—	(2,712)
Other intangible assets	—	—	—	2,909
Gain on business exchange	—	—	—	197

13. Segment Data

The Company processes human and animal tissue and distributes the tissue through various channels. This one line of business is comprised primarily of six product categories: sports medicine, spinal constructs, bone graft substitutes, dental, surgical specialties, and general orthopedic. The following table presents revenues from tissue distribution, and other revenues:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007 (1)	2008	2007 (1)
Fees from tissue distribution:
Sports medicine	$8,780	$6,824	$27,981	$18,651
Spinal constructs	10,926	10,843	29,714	30,719
Bone graft substitutes	3,044	4,396	11,775	13,062
Dental	7,789	—	19,488	—
Surgical specialties	5,241	—	11,753	—
General orthopedic	1,894	279	4,193	744
Cardiovascular	—	257	13	1,793
Other revenues	860	1,169	4,355	3,737

Total revenues	$38,534	$23,768	$109,272	$68,706

Domestic revenues	33,518	22,544	94,036	64,461
International revenues	5,016	1,224	15,236	4,245

Total revenues	$38,534	$23,768	$109,272	$68,706

(1)	Regeneration Technologies, Inc. only results

For the three months ended September 30, 2008 and 2007, the Company derived approximately 22.5% and 47.0%, respectively, and for the nine months ended September 30, 2008 and 2007, 23.3% and 49.2%, respectively, of its total revenues from a single customer, Medtronic Sofamor Danek (“MSD”).

For the three months ended September 30, 2008 and 2007, the Company derived approximately 25.1% and 0%, respectively, and for the nine months ended September 30, 2008 and 2007, 22.1% and 0%, respectively, of its total revenues from a single customer, Zimmer Holdings, Inc.

At September 30, 2008, property, plant and equipment with a net value of $36,742 and $11,855 was held in the United States and Germany, respectively.

14. Commitments and Contingencies

The Company currently has operating leases for the TMI corporate offices in the U.S., which expire January 2009, as well as several leases related to office equipment and automobiles. The Company does not intend to renew the TMI corporate offices lease since the TMI operations are expected to move into the RTIB owned facilities. Future minimum rental payments required under these leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2008 are as follows: minimum payments for the remainder of 2008 are $482; in 2009 are $1,045; in 2010 are $448; in 2011 are $330; in 2012 are $228; and thereafter are $94.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of September 30, 2008 will have a material adverse impact on its financial position or results of operations.

On October 14, 2005, the Company issued a voluntary recall of certain allograft implants processed from donated tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). The recall was initiated as a result of questions raised by the processors and the Food and Drug Administration in relation to the accuracy of documentation provided by BTS. The Company has been named as a party, along with a number of other defendants, in product liability lawsuits relating to the recall of tissue recovered by BTS. There have been 946 lawsuits filed related to the recall of which 19 lawsuits have been dismissed for RTI as of September 30, 2008. As of September 2008, TMI, a subsidiary of RTI, had a total of 92 suits related to BTS, with 21 suits dismissed. These lawsuits generally allege that the Company was negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and breach of warranty. Where specific damages have been identified, the actions seek compensatory damages in ranges of $15 to $5,000 and punitive damages in ranges of $75 to $10,000. The Company believes that it has meritorious defenses to these possible claims, and will defend them vigorously. In addition, the Company believes its existing insurance should cover all litigation expenses and damage awards, if any. However, if existing insurance coverage is not adequate, the legal fees and settlements for such lawsuits could have a material adverse effect on quarterly results of the Company’s operations and financial position. On October 20, 2006, we filed a joint motion in the United States District Court for the District of New Jersey to dismiss the claims based on scientific evidence that it is impossible for sterilized tissue to transmit infections to implant recipients. On October 22, 2008, the Court ruled substantially in favor of our motion that evidence could not be presented that tissue distributed by RTI and Tutogen could transmit disease. Additionally, the Court ruled that recipients of tissue who had not tested positive for any diseases within six months of their transplant have no basis for a claim.

On September 11, 2006, Osteotech, Inc. filed a lawsuit in the United States District Court for the District of New Jersey claiming infringement of one of their patents by the Company’s BioCleanse® process. Osteotech’s complaint was subsequently amended to add another patent. The lawsuit requests 1) that the Company be enjoined permanently from infringing the patents, 2) damages, along with treble damages as a result of alleged willful infringement, and 3) reimbursement of costs and expenses and reasonable attorney fees. In addition to affirmative defenses asserted by the Company in the course of litigation, the Company filed a Motion for Partial Summary Judgment to limit potential damages alleged by Osteotech. On September 25, 2008, the Court granted the Company’s Motion, thereby precluding Osteotech from seeking pre-suit damages. The Company believes the suit is without merit and will vigorously defend its position. However, a finding of infringement could have a material adverse effect on the Company.

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

Management Overview: Recent Developments

We are a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. To produce our allografts we process human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament and dermal tissue. We also process bovine tissue to produce our xenograft line of products. Surgeons then use our products to repair and promote the healing of a wide variety of bone and other tissue defects, including spinal vertebrae repair, musculoskeletal reconstruction, fracture repair, dental repair, breast reconstruction, hernia repair, urology implants, and repairs to the jaw and related tissues, among other conditions. Our products are distributed in all 50 states and in over 31 other countries worldwide.

We are not seeing any delays in major, more critical surgeries such as sports medicine for athletes, general orthopedic and spine surgeries. However, given the country’s macroeconomic climate, we are seeing elective, non-critical surgeries, such as some dental and sports medicine procedures, being postponed.

Our goals for 2008 are to continue to fully integrate TMI with the Company, realize potential expense synergies, develop revenue synergies, and build on the Company’s competitive strengths as we focus on our future. We continue to focus on several long-term strategies in order to meet our goals. The key strategies are:

•	develop new allograft and xenograft implants to enhance our current lines of implants;

•	increase efforts to maintain and increase tissue available for processing from tissue recovery agencies;

•	focus on marketing, distribution and regulatory support of our line of xenograft implants; and

•	maintain our commitment to research and development and focus clinical efforts to support the market acceptance of our allograft and xenograft implants.

Three and Nine Months Ended September 30, 2008 Compared With Three and Nine Months Ended September 30, 2007

	Three months ended September 30,		Nine months ended September 30,
	2008	2007 (1)	2008	2007 (1)
Fees from tissue distribution:
Sports medicine	$8,780	$6,824	$27,981	$18,651
Spinal constructs	10,926	10,843	29,714	30,719
Bone graft substitutes	3,044	4,396	11,775	13,062
Dental	7,789	—	19,488	—
Surgical specialties	5,241	—	11,753	—
General orthopedic	1,894	279	4,193	744
Cardiovascular	—	257	13	1,793
Other revenues	860	1,169	4,355	3,737

Total revenues	$38,534	$23,768	$109,272	$68,706

Domestic revenues	33,518	22,544	94,036	64,461
International revenues	5,016	1,224	15,236	4,245

Total revenues	$38,534	$23,768	$109,272	$68,706

(1)	Regeneration Technologies, Inc. only results

Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007

Revenues. Our revenues increased $14.8 million, or 62.1%, to $38.5 million for the three months ended September 30, 2008 compared to $23.8 million for the three months ended September 30, 2007.

Sports Medicine - Revenues from sports medicine allografts increased $2.0 million, or 28.7%, to $8.8 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Sports medicine revenues increased primarily as a result of continued unit volume increases. Unit volumes increased by 29.6% due to higher numbers of tendons distributed, including our assembled tendons.

Spinal Constructs - Revenues from spinal allografts increased $83,000, or 0.8%, to $10.9 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Spinal construct revenues increased primarily due to $1.6 million of revenues associated with TMI for the three months ended September 30, 2008. The increase was offset primarily due to lower orders from our largest spine distributor.

Bone Graft Substitutes - Revenues from bone graft substitute allografts decreased $1.4 million, or 30.8%, to $3.0 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Bone graft substitute allograft revenues decreased primarily as a result of unit volume decreasing by 27.8%. The decreases are primarily due to lower orders from our largest spine distributor. In addition, we reallocated cancellous tissue to our dental business accounting for a $550,000 decline in revenues.

Dental - We did not offer dental allografts prior to our merger with TMI, which closed on February 27, 2008. Revenues from dental allografts for the three months ended September 30, 2008 were $7.8 million.

Surgical Specialties - We did not offer surgical specialty allografts (hernia repair, breast reconstruction, urology, and ophthalmology) prior to our merger with TMI, which closed on February 27, 2008. Revenues from surgical specialty allografts for the three months ended September 30, 2008 were $5.2 million.

General Orthopedic - Revenues from general orthopedic allografts increased $1.6 or 578.9%, to $1.9 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase is primarily attributable to $1.8 million of revenues associated with TMI for the three month period ended September 30, 2008.

Cardiovascular - For the three months ended September 30, 2007, we recognized revenues of $257,000 on distribution of cardiovascular tissue. The company completed its exit of the cardiovascular business at the end of 2007 and consequently recognized no comparable revenues in 2008.

Other Revenues - Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, decreased by $309,000, or 26.4%, to $860,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to lower tissue recovery fees.

Costs of Processing and Distribution. Costs of processing and distribution increased by $6.4 million, or 44.8%, to $20.6 million for the three months ended September 30, 2008. As a percentage of revenues, costs of processing and distribution decreased from 59.8% for the three months ended September 30, 2007 to 53.4% for the three months ended September 30, 2008.

The increase in cost of processing and distribution was primarily due to higher levels of tissue distributed during the quarter. The decrease in cost of processing as a percentage of revenues is due primarily to the acquired TMI product lines which have higher average gross margins than those previously recognized by Regeneration Technologies. Gross margin increased from 40.2% for the three months ended September 30, 2007 to 46.6% for the three months ended September 30, 2008.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $7.6 million, or 99.2%, to $15.3 million for the three months ended September 30, 2008 from $7.7 million for the three months ended September 30, 2007. Marketing, general and administrative expenses increased as a percentage of revenues from 32.2% for the three months ended September 30, 2007 to 39.6% for the three months ended September 30, 2008. The increase was primarily due to an increase in distributor commissions of $2.7 million, as a result of higher sports medicine revenue and the addition of commissions on the acquired dental product line; an increase in domestic payroll and benefits expense of $914,000; higher legal expenses of $472,000; higher amortization of $251,000, primarily as a result of the intangibles acquired in the TMI transaction; and the addition of $2.1 million in marketing, general and administrative costs associated with the acquired former TMI processing facility in Germany.

Research and Development Expenses. Research and development expenses increased by $551,000, or 36.5%, to $2.1 million for the three months ended September 30, 2008 from $1.5 million for the three months ended September 30, 2007. As a percentage of revenues, research and development expenses decreased from 6.3% for the three months ended September 30, 2007 to 5.3% for the three months ended September 30, 2008. These increases are primarily due to an increase in payroll and benefits expense of $395,000, and the addition of $350.000 in research and development expenses associated with the acquired TMI processing facility in Germany.

Restructuring Charges. There were no restructuring charges for the three months ended September 30, 2008.

Net Other (Expense) Income. Net other expense was $8,000 for the three months ended September 30, 2008 compared to net other income of $44,000 for the three months ended September 30, 2007. Interest income decreased by $59,000 for the three months ended September 30, 2008 to $166,000 from $225,000 for the three months ended September 30, 2007 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents than the comparable prior year period. Interest expense decreased by $7,000 for the three months ended September 30, 2008 to $174,000 from $181,000 for the three months ended September 30, 2007 due to the lower interest paid on long-term obligations.

Income Tax Provision. Income tax provision for the three months ended September 30, 2008 was $237,000 compared to $247,000 for the three months ended September 30, 2007. Our effective tax rate for the three months ended September 30, 2008 and 2007 was 37.9% and 58.1%, respectively. Our effective tax rate for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 decreased primarily as a result of increased profitability, reducing the negative impact on non-deductible stock based compensation of $367,000.

Nine Months Ended September 30, 2008 Compared With Nine Months Ended September 30, 2007

Revenues. Our revenues increased $40.6 million, or 59.0%, to $109.3 million for the nine months ended September 30, 2008 compared to $68.7 million for the nine months ended September 30, 2007.

Sports Medicine - Revenues from sports medicine allografts increased $9.3 million, or 50.0%, to $28.0 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Sports medicine revenues increased primarily as a result of significant unit volume increases and higher average revenue per unit. Unit volumes increased by 42.1% due to higher numbers of tendons distributed, including our assembled tendons.

Spinal Constructs - Revenues from spinal allografts decreased $1.0 million, or 3.3%, to $29.7 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Spinal construct revenues increased primarily due to $3.8 million of revenues associated with TMI for the three months ended September 30, 2008. The increase was offset primarily due to lower orders from our largest spine distributor.

Bone Graft Substitutes - Revenues from bone graft substitute allografts decreased $1.3 million, or 9.9%, to $11.8 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Bone graft substitute allograft revenues decreased primarily as a result of unit volume decreasing by 8.6%. The decreases are primarily due to lower orders from our largest spine distributor. In addition, we reallocated cancellous tissue to our dental business accounting for a $750,000 decline in revenues.

Dental - We did not offer dental allografts prior to our merger with TMI, which closed on February 27, 2008. Revenues from dental allografts were $19.5 million, and are included for the period from February 28, 2008 through September 30, 2008.

Surgical Specialties - We did not offer surgical specialty allografts (hernia repair, breast reconstruction, urology, and ophthalmology) prior to our merger with TMI, which closed on February 27, 2008. Revenues from surgical specialty allografts were $11.8 million, and are included for the period from February 28, 2008 through September 30, 2008.

General Orthopedic - Revenues from general orthopedic allografts increased $3.4 million or 463.6%, to $4.2 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. General orthopedic revenues for the period increased due to $3.7 million of revenues associated with TMI for the period February 28, 2008 to September 30, 2008.

Cardiovascular - During the nine months ended September 30, 2007, we recognized $1.8 million of revenues on distribution of cardiovascular tissue. The company completed its exit of the cardiovascular business at the end of 2007 and consequently recognized no comparable revenues in 2008.

Other Revenues - Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $618,000, or 16.5%, to $4.4 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase is primarily attributable to other revenues associated with TMI for the period February 28, 2008 to September 30, 2008.

Costs of Processing and Distribution. Costs of processing and distribution increased by $15.9 million, or 37.6%, to $58.1 million for the nine months ended September 30, 2008. As a percentage of revenues, costs of processing and distribution decreased from 61.5% for the nine months ended September 30, 2007 to 53.2% for the nine months ended September 30, 2008.

The increase in cost of processing and distribution was primarily due to higher levels of tissue distributed during the quarter. The decrease in cost of processing as a percentage of revenues is due primarily to the acquired TMI product lines which have higher average gross margins than Regeneration Technologies’. Gross margin increased from 38.5% in the nine months ended September 30, 2007 to 46.8% in the nine months ended September 30, 2008.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $18.6 million, or 85.8%, to $40.4 million for the nine months ended September 30, 2008 from $21.7 million for the nine months ended September 30, 2007. Marketing, general and administrative expenses increased as a percentage of revenues from 31.6% for the nine months ended September 30, 2007 to 37.0% for the nine months ended September 30, 2008. The increase was primarily due to an increase in distributor commissions of $7.4 million, as a result of higher sports medicine revenue and the addition of commissions on the acquired dental product line; an increase in payroll and benefits expense of $2.6 million; higher amortization of $591,000, primarily as a result of the intangibles acquired in the TMI transaction; an increase in professional fees of $741,000; and the addition of $5.1 million in marketing, general and administrative costs associated with the acquired former TMI processing facility in Germany.

Research and Development Expenses. Research and development expenses increased by $2.3 million, or 61.4%, to $6.2 million for the nine months ended September 30, 2008 from $3.8 million for the nine months ended September 30, 2007. As a percentage of revenues, research and development expenses remained the same at 5.6% for the nine months ended September 30, 2007 and the nine months ended September 30, 2008. These increases are primarily due to increased payroll and benefits expense of $1.1 million, studies and research material and supplies expense of $191,000; and the addition of $845,000 in research and development costs associated with the acquired former TMI processing facility in Germany.

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

Restructuring Charges. As a result of the merger with TMI we implemented a formal restructuring plan which resulted in $450,000 of expenses in the nine months ended September 30, 2008. These expenses include severance benefits.

Net Other (Expense) Income. Net other expense was $46,000 for the nine months ended September 30, 2008 compared to net other income of $43,000 for the nine months ended September 30, 2007. Interest income decreased by $118,000 for the nine months ended September 30, 2008 to $501,000 from $619,000 for the nine months ended September 30, 2007 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents than the comparable prior year period. Interest expense decreased by $29,000 for the nine months ended September 30, 2008 to $547,000 from $576,000 for the nine months ended September 30, 2007 due to the lower interest paid on long-term obligations as a result of lower loan and capital lease balances.

Income Tax Provision. Income tax provision for the nine months ended September 30, 2008 was $1.6 million compared to $644,000 for the nine months ended September 30, 2007. Our effective tax rate for the nine months ended September 30, 2008 and 2007 was 38.3% and 56.0%, respectively. Our effective tax rate for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 decreased primarily as a result of increased profitability. Our effective tax rate for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 decreased primarily as a result of increased profitability, reducing the negative impact on non-deductible stock based compensation of $939,000.

Liquidity and Capital Resources

Cash Flows - Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007.

Cash flows provided by operating activities were $328,000 for the three month period ended September 30, 2008, compared to $1.1 million for the three month period ended September 30, 2007.

Key components of working capital are accounts receivable and inventory. At September 30, 2008, we had 34 days of sales outstanding in trade accounts receivable, which is favorable to September 30, 2007 by 3 days. At September 30, 2008, we had 267 days of inventory on hand, unfavorable to September 30, 2007 by 33 days.

Our cash used in investing activities was $2.3 million for the three months ended September 30, 2008, compared to $1.0 million for the three months ended September 30, 2007. Our investing activities consisted primarily of purchases of property, plant and equipment of $1.8 million. Our investing activities for the three months ended September 30, 2007 consisted primarily of purchases of property, plant, and equipment of $781,000.

Our net cash provided by financing activities was $2.2 million for the three months ended September 30, 2008 compared to $26,000 for the three months ended September 30, 2007. Cash provided by financing activities for the three months ended September 30, 2008 consisted primarily of proceeds from credit line and short-term borrowings of $2.0 million, and proceeds from exercises of stock options of $728,000, offset by payments on long-term obligations of $540,000. Our financing activities for the three months ended September 30, 2007 consisted primarily of payments on long-term obligations of $587,000 and proceeds from exercise of stock options of $532,000.

Cash Flows - Nine months Ended September 30, 2008 Compared With Nine months Ended September 30, 2007.

Cash flows used in operating activities were $521,000 for the nine month period ended September 30, 2008, compared to cash flows provided by $6.1 million for the nine month period ended September 30, 2007.

Our cash provided by investing activities was $2.0 million for the nine months ended September 30, 2008 compared to cash used in investing activities of $1.8 million for the nine months ended September 30, 2007. Our investing activities consisted primarily of purchases of property, plant and equipment of $3.9 million, offset by cash acquired with the merger with TMI, net of transaction costs of $879,000, and proceeds from the sale of marketable securities of $5.2 million. Our investing activities for the nine months ended September 30, 2007 consisted primarily of purchases of property, plant, and equipment of $1.3 million.

Our net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2008, compared to cash used in financing activities of $1.0 million for the six months ended September 30, 2007. Cash provided by financing activities for the nine months ended September 30, 2008 consisted primarily of proceeds from credit line and short-term obligations of $1.8 million and proceeds from exercises of stock options of $2.2 million, offset by payments on long-term obligations of $2.7 million. Our financing activities for the nine months ended September 30, 2007 consisted primarily of payments on long-term obligations of $1.8 million.

Liquidity.

As of September 30, 2008, we had $21.6 million of cash and cash equivalents. We believe that our working capital as of September 30, 2008 will be adequate to fund our on-going operations.

Certain Commitments.

On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer with an initial term of 10 years, relating to certain new bone graft substitute products. As part of the agreement, Zimmer has agreed to make three payments to the Company totaling $5.0 million for the aforementioned exclusive distribution rights, and maintain certain minimum order volumes. The first payment of $1.0 million was made at the time of entering the agreement. The second payment of $2.0 million was made in the first quarter of 2008. The final payment of $2.0 million is expected to be paid in the fourth quarter of 2008. The $5.0 million exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation.

On February 20, 2004, we entered into a long-term financing agreement with a major financial institution. The credit agreement consists of a $9.0 million five year term loan and a five year $16.0 million revolving line of credit which was limited to eligible receivables as reported in previous filings. The $9.0 million term loan calls for monthly principal payments of $125,000. Interest on the term loan agreement is paid monthly at LIBOR plus 4.25% (7.18% at September 30, 2008). The outstanding balance due on the term loan at September 30, 2008 is $2.3 million. The term loan and revolving line of credit are fully collateralized by substantially all of the assets of the Company, including accounts receivable, inventories and certain property and equipment. We are currently in the process of refinancing the outstanding balance on the term loan and obtaining a new $10 million line of credit with either the present lender or another to replace the existing credit agreement which expires February 28, 2009. Availability under the current line of credit is restricted pending the completion of certain amendments to the loan agreement and ongoing refinancing activities. We can provide no assurance that such additional financing will be available, or if available, that such funds will be available on favorable terms.

The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In the second quarter of 2006, the lender replaced all financial covenants with a minimum liquidity requirement of $6.0 million. Minimum liquidity is defined as the amount available under the revolving line of credit plus unrestricted cash. We exceeded the $6.0 million minimum liquidity requirement as of September 30, 2008.

As part of the merger with TMI on February 27, 2008, we acquired TMI’s long-term obligations, which consist of senior debt construction loans, and TMI’s working capital credit lines.

Under the terms of revolving credit facilities with two German banks, we may borrow up to 1.5 million Euros (1.0 million Euros and 500,000 Euros, respectively) or approximately $2.2 million for working capital needs. At September 30, 2008, we had 293,000 Euros, or $423,000, borrowings outstanding under the revolving credit agreements with variable interest rate of 7.75%. The 500,000 Euro revolving credit facility is secured by accounts receivable of TMI’s German subsidiary. The 1.0 million Euro revolving credit facility is secured by a mortgage on our German facility and a guarantee by TMI.

In November 2005, TMI entered into a revolving credit facility in the U.S. for up to $1.5 million, expiring on November 18, 2008. At September 30, 2008, we had borrowed the full $1.5 million. The TMI U.S. accounts receivable and inventory assets secure the borrowing under the revolving credit facility. The Company is required to maintain a maximum senior debt to tangible net worth ratio of 2.0 to 1.0. As of September 30, 2008, we were in compliance with this covenant.

Senior debt consists of four loans with a German bank. The first loan of 267,000 Euros (or $386,000) as of September 30, 2008, has an interest rate of 5.00%, payable monthly, maturing June of 2011. The second loan of 875,000 Euros (or $1.3 million) as of September 30, 2008, has an interest rate of 5.15%, payable quarterly, maturing March of 2012. The third loan of 935,000 Euros (or $1.4 million) as of September 30, 2008 is payable semi-annually at a fixed rate of 5.60% maturing December 2016. The fourth loan of 208,000 Euros (or $301,000) as of September 30, 2008, is payable quarterly at a fixed rate of 5.75%, maturing September 2012. The senior debt and a revolving credit facility with a German bank are secured by a mortgage on our German facility and is guaranteed by the TMI parent company. There are no financial covenants under this debt.

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

In the United States and in Germany, the Company is exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. Except for an interest rate swap associated with 2.4 million Euros (or $1.5 million) of long term debt over six years starting March 31, 2006, the Company does not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, the Company is subject to changes in interest rates. Based on September 30, 2008 outstanding intercompany balances, a 1% change in currency rates would have a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Intercompany transactions translate from the Euro to the U.S. dollar. Based on September 30, 2008 outstanding intercompany balances, a 1% change in currency rates would have a de-minimis impact on our results of operations.

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

We have been named as a party, along with a number of other defendants, in tort based lawsuits relating to the recall of tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). As of September 30, 2008, there have been 946 law suits filed related to the recall of which 19 law suits have been dismissed. As of September 30, 2008, TMI, a subsidiary of RTI, had a total of 92 suits related to BTS, with 21 suits dismissed. These lawsuits generally allege that we were negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and breach of warranty. Where specific damages have been identified, the actions seek compensatory damages in ranges of $15,000 to $5 million and punitive damages in ranges of $75,000 to $10 million.

We believe that we have meritorious defenses to these claims, and will defend them vigorously. In addition, we believe our existing insurance should cover all litigation expenses and damage awards, if any. Product and professional liability insurance of approximately $13 million is currently available for legal fees or potential settlements relating to the BTS recall. However, if existing insurance coverage is not adequate, the legal fees and settlements for such lawsuits could have a material adverse effect on quarterly results of our operations and financial position.

On October 20, 2006, we filed a joint motion in the United States District Court for the District of New Jersey to dismiss the claims based on scientific evidence that it is impossible for sterilized tissue to transmit infections to implant recipients. On October 22, 2008, the Court ruled substantially in favor of our motion that evidence could not be presented that tissue distributed by RTI and Tutogen could transmit disease. Additionally, the Court ruled that recipients of tissue who had not tested positive for any diseases within six months of their transplant have no basis for a claim.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On July 29, 2008, we held our Annual Meeting of Stockholders. The matter was voted on at the meeting and the results of the vote are as follows:

Election of four directors for a three year term expiring 2011:

Name	Term	Votes For	Withhold Authority
Peter F. Gearen	3 years expiring 2011	39,566,943	850,362
Michael J. Odrich	3 years expiring 2011	39,855,300	562,005
Adrian J. R. Smith	3 years expiring 2011	39,860,542	556,763
Udo Henseler	3 years expiring 2011	39,642,382	774,923

The term of office of the Company’s other directors continued following the Annual Meeting of Stockholders. These continuing directors are as follows:

Name	Term
Philip R. Chapman	Expiring 2009
Gregory P. Rainey	Expiring 2009
Guy L. Mayer	Expiring 2009
Brian K. Hutchison	Expiring 2010
David J. Simpson	Expiring 2010
Julianne Bowler	Expiring 2010
Roy D. Crowninshield	Expiring 2010

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 6, 2008