Form 10-Q
period 2009-03-31
RTI Biologics, Inc.
filed 2009-05-01
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-31271

RTI BIOLOGICS, INC.

Delaware	59-3466543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11621 Research Circle

Alachua, Florida 32615

(386) 418-8888

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Shares of common stock, $0.001 par value, outstanding on April 23, 2009: 54,251,056

RTI BIOLOGICS, INC.

FORM 10-Q For the Quarter Ended March 31, 2009

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$13,061	$20,076
Accounts receivable - less allowances of $1,560 at March 31, 2009 and $1,735 at December 31, 2008	17,885	14,668
Inventories - net	82,666	75,182
Prepaid and other current assets	4,298	4,044
Deferred tax assets - net	16,130	17,740

Total current assets	134,040	131,710

Property, plant and equipment - net	46,802	47,622
Deferred tax assets - net	9,265	7,348
Goodwill	134,707	134,432
Other intangible assets	12,371	12,675
Other assets - net	722	293

Total assets	$337,907	$334,080

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$22,038	$16,915
Accrued expenses	14,632	16,539
Short-term borrowings	2,765	4,166
Current portion of deferred revenue	2,028	2,264
Current portion of long-term obligations	1,721	1,637

Total current liabilities	43,184	41,521

Long-term obligations - less current portion	4,370	3,183
Other long-term liabilities	4,905	4,183
Deferred tax liabilities	120	129
Deferred revenue	3,641	4,014

Total liabilities	56,220	53,030

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 54,251,056 and 54,226,706 shares issued and outstanding, respectively	55	55
Additional paid-in capital	404,188	403,746
Accumulated other comprehensive loss	(1,602)	(765)
Accumulated deficit	(120,940)	(121,972)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	281,687	281,050

Total liabilities and stockholders’ equity	$337,907	$334,080

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Fees from tissue distribution	$37,561	$28,546
Other revenues	1,062	1,364

Total revenues	38,623	29,910
Costs of processing and distribution	20,472	16,110

Gross profit	18,151	13,800

Expenses:
Marketing, general and administrative	14,936	10,467
Research and development	1,825	1,918
Restructuring charges	42	368

Total expenses	16,803	12,753

Operating income	1,348	1,047

Other (expense) income:
Interest expense	(123)	(175)
Interest income	111	182
Foreign exchange gain (loss)	105	(18)

Total other income (expense) - net	93	(11)

Income before income tax provision	1,441	1,036
Income tax provision	(409)	(391)

Net income	$1,032	$645

Net income per common share - basic	$0.02	$0.02

Net income per common share - diluted	$0.02	$0.02

Weighted average shares outstanding - basic	54,230,264	37,809,896

Weighted average shares outstanding - diluted	54,508,207	38,715,807

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,032	$645
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	1,805	1,579
Amortization of deferred financing costs	17	43
Provision for bad debts and product returns	18	6
Provision for inventory writedowns	453	316
Amortization of deferred revenue	(560)	(257)
Deferred income tax (provision) benefit	(299)	253
Stock-based compensation	423	448
Change in assets and liabilities:
Accounts receivable	(3,350)	(586)
Inventories	(8,355)	(3,211)
Prepaid and other current assets	(288)	843
Other long-term assets	(458)	(443)
Accounts payable	4,034	2,688
Accrued expenses	(1,786)	(2,555)
Other non-current liabilities	736	71

Net cash used in operating activities	(6,578)	(160)

Cash flows from investing activities:
Purchases of property, plant and equipment	(308)	(803)
Cash acquired in merger, net of transaction costs	—	1,598
Proceeds from sale of property, plant and equipment	—	45
Patent costs	(112)	—

Net cash (used in) provided by investing activities	(420)	840

Cash flows from financing activities:
Proceeds from exercise of common stock options	19	281
Net payments on short-term obligations	(1,235)	—
Proceeds on long-term obligations	1,500	—
Payments on long-term obligations	(301)	(606)

Net cash used in financing activities	(17)	(325)

Effect of exchange rate changes on cash and cash equivalents	—	23

Net (decrease) increase in cash and cash equivalents	(7,015)	378
Cash and cash equivalents, beginning of period	20,076	18,560

Cash and cash equivalents, end of period	$13,061	$18,938

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders' Equity

For the Three Months Ended March 31, 2009

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
BALANCE, DECEMBER 31, 2008	$55	$403,746	$(765)	$(121,972)	$(14)	$281,050

Net income	—	—	—	1,032	—	1,032
Foreign currency translation adjustment	—	—	(837)	—	—	(837)

Comprehensive income for the three months ended March 31, 2009	—	—	(837)	1,032	—	195
Exercise of common stock options	—	19	—	—	—	19
Stock-based compensation	—	423	—	—	—	423

BALANCE, MARCH 31, 2009	$55	$404,188	$(1,602)	$(120,940)	$(14)	$281,687

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The condensed consolidated financial statements include the accounts of RTI and its wholly owned subsidiaries, Tutogen Medical, Inc. (“TMI”), RTI Biologics, Inc. – Cardiovascular (inactive), Biological Recovery Group (inactive), and RTI Services, Inc. The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for financial assets and liabilities in the first quarter of 2008 with no material impact to its condensed consolidated financial statements. The Company's financial assets and liabilities consist of cash and cash equivalents, accounts receivable, accounts payable, debt, and certain current liabilities. Fair value for these instruments is based on readily available market prices. The Company adopted SFAS 157 fair value measurements for non-financial assets and non-financial liabilities in the first quarter of 2009 with no impact to its condensed consolidated financial statements as the Company did not elect fair value accounting for any non-financial assets or non-financial liabilities during the period.

In 2007 the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This Statement significantly changes the financial accounting and reporting of noncontrolling (or minority) interests of a subsidiary in consolidated financial statements. The Company adopted SFAS 160 in the first quarter of 2009 with no impact to its condensed consolidated financial statements as no noncontrolling interests in entities were acquired.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which is intended to improve the relevance, representational faithfulness and comparability of information provided in financial reports about business combinations. SFAS 141(R) retains the fundamental requirements set forth by SFAS No. 141, Business Combinations (“SFAS 141”) specifically that the acquisition method of accounting be used for all business combinations and that an acquirer be identified. However, SFAS 141(R) is broader in scope than its predecessor in that the acquisition method of accounting will now be applied not only to business combinations in which control was obtained by transferring consideration, but to all transactions and other events in which one entity obtains control over one or more businesses. SFAS 141(R) requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquire at fair value as of the date of acquisition, effectively eliminating the practice of allocating costs to assets acquired and liabilities assumed based on their estimated fair values as stipulated by SFAS 141. Costs incurred to effect the acquisition, previously considered in the aforementioned cost-allocation process, are to be recognized as a component of earnings. SFAS 141(R) is effective for acquisitions consummated on or after January 1, 2009. The Company adopted SFAS 141(R) in the first quarter of 2009 with no impact to its condensed consolidated financial statements as no businesses were acquired during the period.

3.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets are as follows:

	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$134,707	$—	$134,432	$—
Patents	4,336	745	4,256	698
Acquired exclusivity rights	2,941	1,021	2,941	928
Acquired licensing rights	4,900	233	4,900	58
Procurement contracts	1,755	280	1,755	262
Selling and marketing relationships	500	117	500	100
Customer lists	374	279	399	278
Non-compete agreement	275	62	275	55
Trademarks	58	31	58	30

Total	$149,846	$2,768	$149,516	$2,409

Goodwill includes the excess of the TMI purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed as of the merger date of February 27, 2008.

Patents and trademarks are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful life of between 8 and 16 years. The acquired exclusivity rights are being amortized over eight years, the remaining term of the amended distribution agreement. Procurement contracts, customer lists, non-compete agreements and distribution agreements are amortized over estimated useful lives of between 5 to 25 years. Amortization expense for the three months ended March 31, 2009 and 2008 was $375 and $303, respectively. Management estimates amortization expense of $1,400 per year for the next five years.

On November 24, 2008, the Company entered into a License Agreement with LifeNet Health, Inc. (“LifeNet”) to license from LifeNet certain intellectual property rights to be used in the Company’s tissue processing efforts. The term of the License Agreement is for seven years or the remaining life of any patent covered by the License Agreement, whichever is longer. Total monetary consideration for the License Agreement is $4,900, to be paid in five annual installments of $980 from November 2008 to 2012. The licensing rights are being amortized over seven years, the term of the License Agreement.

4.	Stock-Based Compensation

The Company has four stock-based compensation plans under which employees, consultants and outside directors receive stock options and other equity-based awards. At March 31, 2009, awards relating to 6,957,116 shares were outstanding, and 550,285 shares remained available for the grant of awards under our plans. For the three months ended March 31, 2009, employees and outside directors of the Company were granted 860,000 stock options under the plans. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest over a one to five year period from the date of grant.

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

Stock options outstanding, exercisable and available for grant at March 31, 2009 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	6,140,494	$6.55
Granted	860,000	2.98
Exercised	(9,150)	2.02
Forfeited or expired	(34,228)	8.88

Outstanding at March 31, 2009	6,957,116	$6.10	5.52	$846

Vested or expected to vest at March 31, 2009	6,531,057	$6.14	5.33	$846

Exercisable at March 31, 2009	5,209,522	$6.41	4.48	$846

Available for grant at March 31, 2009	550,285

The weighted-average fair value of options granted as determined under the Black-Scholes method during the three months ended March 31, 2009 was $1.79 per share. The total intrinsic value of options exercised during the three months ended March 31, 2009 was $5. The intrinsic value of a stock option at March 31, 2009 is the difference between the Company’s closing stock price on the last trading day of March 2009 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on the fair market value of the Company’s stock.

As of March 31, 2009, there was $4,200 of total unrecognized stock-based compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.2 years.

For the three months ended March 31, 2009 and 2008, the Company recognized stock-based compensation as follows:

	Three Months Ended March 31,
	2009	2008
Stock-based compensation:
Costs of processing and distribution	$72	$102
Marketing, general and administrative	326	329
Research and development	25	17

Total	$423	$448

5.	Earnings Per Share

A reconciliation of the weighted-average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,
	2009	2008
Basic shares	54,230,264	37,809,896
Effect of dilutive securities:
Stock options	277,943	905,911

Diluted shares	54,508,207	38,715,807

For the three months ended March 31, 2009 and 2008, approximately 5,615,000, and 3,092,000, respectively, of issued stock options were not included in the computation of diluted earnings per share because they were anti-dilutive since their exercise price exceeded their market price.

6.	Inventories

Inventories by stage of completion are as follows:

	March 31, 2009	December 31, 2008
Unprocessed donor tissue	$23,555	$20,075
Tissue in process	42,337	39,413
Implantable donor tissue	14,976	14,094
Supplies	1,798	1,600

	$82,666	$75,182

For the three months ended March 31, 2009 and 2008, the Company had inventory write-downs of $453 and $316, respectively, relating primarily to product obsolescence.

7.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	March 31, 2009	December 31, 2008
Land	$1,795	$1,874
Buildings and improvements	42,861	43,226
Processing equipment	26,100	25,672
Office equipment, furniture and fixtures	1,418	1,401
Computer equipment and software	3,725	3,706
Construction in process	1,554	1,316
Processing equipment under capital leases	285	20

	77,738	77,215
Less accumulated depreciation and amortization	(30,936)	(29,593)

	$46,802	$47,622

Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $1,430 and $1,276 for the three months ended March 31, 2009 and 2008, respectively.

8.	Accrued Expenses

Accrued expenses are as follows:

	March 31, 2009	December 31, 2008
Accrued compensation	$2,814	$2,580
Accrued donor recovery fees	3,787	6,052
Accrued distributor fees and marketing commissions	1,135	1,145
Accrued severance	1,082	1,009
Accrued licensing fees	980	980
Accrued taxes	1,008	653
Accrued professional service fees	925	765
Other	2,901	3,355

	$14,632	$16,539

The Company accrues for the estimated recovery fees due to third party recovery agencies as tissue is received.

9.	Short-Term Borrowings and Long-Term Obligations

Short-term borrowings and long-term obligations are as follows:

	Current Interest Rate		Maturity Date	March 31, 2009		December 31, 2008
				(Euro)	(US Dollar)	(Euro)	(US Dollar)
				(In Thousands)
Short-Term Borrowings
United States
Revolving
Credit Facility		(1)			$—		$1,500

Germany
Revolving
Credit Facilities:
Line of Credit - 1	6.50%	(2)	None	€869	1,148	€1,023	1,442
Line of Credit - 2	9.63%	(3)	None	430	568	—	—
Interim Line of Credit	6.00%	(3)	(6)	794	1,049	868	1,224

				2,093	2,765	1,891	4,166

Long-Term Obligations
United States
Revolving
Credit Facility	3.01%	(4)	2/2011		1,500		—

Term Loan	3.51%	(5)	2/2011		1,625		1,750

Germany
Term Loans:
Senior Debt	5.00%	(3)	6/2011	220	291	244	344
Construction I	5.15%	(3)	3/2012	750	991	812	1,145
Construction II	5.60%	(3)	12/2016	880	1,162	880	1,241
Construction III	5.75%	(3)	9/2012	182	240	195	275

				€2,032	2,684	€2,131	3,005

Capital Leases	5.00%-8.46%		5/2010 - 2/2011		282		65

					6,091		4,820
Less current portion					(1,721)		(1,637)

Long-term portion					4,370		3,183

Total Debt					$8,856		$8,986

(1)	Refinanced with long-term revolving credit facility
(2)	Fixed interest rate is negotiated annually in March
(3)	Fixed interest rates
(4)	LIBOR plus 2.5% to 3.5%
(5)	LIBOR plus 3.0%
(6)	Interim line of credit matures upon conversion to term loan upon completion of construction

The revolving credit facility with the U.S. bank contains various restrictive covenants which limit, among other things, indebtedness, liens and minimum cash balances. Under the agreement, the credit facility and term loan are secured by the Company’s domestic accounts receivable and inventory. The Company is required to maintain an average cash on hand balance of $5,000 with the financial institution.

Under the terms of the revolving credit facilities with two German banks, the Company may borrow up to 1,500 Euros (1,000 Euros and 500 Euros, respectively), or approximately $2,000 for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility and a 4,000 Euro guarantee by TMI. The 500 Euro revolving credit facility is secured by accounts receivable of TMI’s German subsidiary.

In 2008, the Company entered into a financing agreement with a German bank to finance the expansion of its processing facility in Germany. The agreement calls for an interim line of credit of up to 900 Euros or approximately $1,190 while the expansion is completed, which is expected to occur in May 2009, upon which the line of credit will convert to a term loan.

At March 31, 2009, the Company had an outstanding interest rate swap agreement relating to the German term loan of 750 Euro, or $991, maturing March 31, 2012. Under this agreement, the Company pays a fixed interest rate of 5.15%. Payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant.

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

As of March 31, 2009, the Company has federal net operating loss carryforwards of $28,915 that will expire in the years 2010 to 2012, 2018 and 2021 to 2028, as well as state net operating loss carryforwards of $34,774 that will expire in the years 2021, 2022, and 2024 to 2027.

As of March 31, 2009, the Company has research and experimentation tax credit carryforwards of $3,555 that will expire in years 2018 through 2028, as well as alternative minimum tax credit carryforwards of $332 that are carried forward indefinitely.

The Company expects the deferred tax assets of approximately $29,097, net of the valuation allowance at March 31, 2009 of $1,160, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. Valuation allowances have been recorded for certain state tax loss carryforwards as the Company does not believe that it will have future income in the state to utilize the loss carryforwards. The Company has considered the impact of prior year financial reporting losses as it relates to the realization of the remaining net deferred tax assets. Based on the weight of evidence, including various strategic initiatives such as new distribution and recovery agreements entered into, new product introductions during 2006 through 2008, taxable income in 2007 and 2008, and forecasted taxable income in future years, management has determined that it is more likely than not that such net deferred tax assets will be realized.

11.	Restructuring Charges

At the time of the merger with TMI, the Company instituted a restructuring plan primarily related to severance of certain of its employees as a result of the integration activities following the merger. The total estimated restructuring charges were approximately $493 and were fully recognized as of March 31, 2009. The severance payments are made over periods ranging from one month to twelve months and will not have a material impact on cash flows of the Company in any quarterly period. An analysis of the restructuring charges was as follows:

Accrued restructuring charges at January 1, 2009	$64
Employee separation benefits accrued	42
Cash payments	(106)

Accrued restructuring charges at March 31, 2009	$—

12.	Supplemental Disclosures of Cash Flow and Noncash Investing and Financing Activities

Selected cash payments, receipts and noncash activities are as follows:

	Three Months Ended March 31,
	2009	2008
Cash paid for interest	$74	$171
Income taxes paid	118	225
Purchases of property, plant and equipment financed through capital leases	264	—
Accrual for purchases of property, plant and equipment	781	285
Accrual for merger-related fees	—	574
Common stock issued and stock options assumed for acquisition of TMI	—	265,914

13.	Segment Data

The Company processes human and bovine animal tissue and distributes the tissue through various distribution channels. The Company’s lines of business are comprised primarily of six product categories: spine, sports medicine, dental, surgical specialties, bone graft substitutes and general orthopedic. The following table presents revenues from tissue distribution, and other revenues:

	Three Months Ended March 31,
	2009	2008 (1)
	(In thousands)
Fees from tissue distribution:
Spine	$9,779	$8,738
Sports medicine	9,375	9,215
Dental	7,293	3,486
Surgical specialties	4,827	1,562
Bone graft substitutes	3,862	4,773
General orthopedic	2,425	772
Other revenues	1,062	1,364

Total revenues	$38,623	$29,910

Domestic revenues	32,309	26,064
International revenues	6,314	3,846

Total revenues	$38,623	$29,910

(1)	Includes revenues of the former Tutogen Medical, Inc. (“TMI”) from February 28, 2008 to March 31, 2008; revenues for the period totaled $6,353.

For the three months ended March 31, 2009 and 2008, the Company derived approximately 24% and 29%, respectively, of its total revenues from Medtronic (“MDT”).

For the three months ended March 31, 2009 and 2008, the Company derived approximately 23% and 14%, respectively, of its total revenues from Zimmer, Inc. (“Zimmer”).

For the three months ended March 31, 2009 and 2008, the Company derived approximately 16% and 13%, respectively, of its total revenues from foreign distribution.

As of March 31, 2009, the Company had $35,384 of property, plant and equipment located domestically, and $11,418 of property, plant and equipment located at its processing facility in Germany.

14.	Commitments and Contingencies

In 2008, the Company was audited by the German VAT authorities and received an assessment for 600 Euros, or $792, for the year ended December 31, 2008. The Company believes the assessment is without merit and is vigorously challenging the assessment. The Company does not believe that it is probable that it will ultimately be required to pay the assessment to the German VAT authorities and therefore has not accrued a liability for this contingency.

The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2013. The facility leases generally contain renewal options and are subject to annual inflationary adjustments. The Company anticipates that most of these leases will be renewed or replaced upon expiration. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2009 are as follows:

Operating Leases
2009	$1,228
2010	1,148
2011	961
2012	328
2013 and beyond	191

$3,856

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2009 will have a material adverse impact on its financial position or results of operations.

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

The Company believes that it has meritorious defenses to these claims, and will defend them vigorously. In addition, the Company believes its existing insurance should cover all litigation expenses and damage awards, if any. Product and professional liability insurance of approximately $10 million is currently available for legal fees or potential settlements relating to the BTS recall. However, if existing insurance coverage is not adequate, the legal fees and settlements for such lawsuits could have a material adverse effect on quarterly results of the Company’s operations and financial position.

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

Management Overview

Given the country’s macroeconomic climate, we are seeing elective, non-critical surgeries in some of our markets, such as dental being postponed.

Our goals for 2009 are to develop potential revenue synergies resulting from the merger with TMI, and build on the Company’s competitive strengths as we focus on our future. We continue to focus on several long-term strategies in order to meet our goals. The key strategies are to continue to:

•	maintain sufficient tissue available for processing from tissue recovery agencies;

•	grow distributions in key markets;

•	focus on marketing, distribution and regulatory support of our line of xenograft implants;

•	develop new allograft and xenograft implants to enhance our current lines of implants;

•	maintain our commitment to research and development and focus clinical efforts to support the market acceptance of our allograft and xenograft implants;

•	control and, where possible, reduce costs; and

•	manage inventory levels consistent with market demand.

Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008

	Three Months Ended March 31,
	2009	2008 (1)
	(In thousands)
Fees from tissue distribution:
Spine	$9,779	$8,738
Sports medicine	9,375	9,215
Dental	7,293	3,486
Surgical specialties	4,827	1,562
Bone graft substitutes	3,862	4,773
General orthopedic	2,425	772
Other revenues	1,062	1,364

Total revenues	$38,623	$29,910

Domestic revenues	32,309	26,064
International revenues	6,314	3,846

Total revenues	$38,623	$29,910

(1)	Includes revenues of the former Tutogen Medical, Inc. (“TMI”) from February 28, 2008 to March 31, 2008; revenues for the period totaled $6,353.

Revenues. Our total revenues increased $8.7 million, or 29.1%, to $38.6 million for the three months ended March 31, 2009 compared to $29.9 million for the three months ended March 31, 2008.

Spine—Revenues from spinal allografts increased $1.1 million, or 11.9%, to $9.8 million for the three months ended March 31, 2009 compared to $8.7 million for the three months ended March 31, 2008. Spine revenues increased primarily due to revenues associated with TMI for the three months ended March 31, 2009 and new products to new distributors. Unit volumes were up 15.1% as a result of higher distributions of cervical grafts to both current and new distributors. Average revenue per unit decreased 2.8% due to changes in product mix.

Sports Medicine—Revenues from sports medicine allografts increased $160,000, or 1.7%, to $9.4 million for the three months ended March 31, 2009 compared to $9.2 million for the three months ended March 31, 2008. Sports medicine revenues increased primarily as a result of favorable impact of distribution mix and increases in average revenue per unit of 13.2%, offset by a decrease in unit volumes of 10.1%.

Dental—Revenues from dental allografts increased $3.8 million, or 109.2%, to $7.3 million for the three months ended March 31, 2009 compared to $3.5 million for the three months ended March 31, 2008. We did not offer dental allografts prior to our merger with TMI, which closed on February 27, 2008.

Surgical Specialties—Revenues from surgical specialty allografts increased $3.2 million, or 209.0%, to $4.8 million for the three months ended March 31, 2009 compared to $1.6 million for the three months ended March 31, 2008. We did not offer surgical specialty allografts (hernia repair, breast reconstruction, ear, nose and throat, (“ENT”), urology, and ophthalmology) prior to our merger with TMI, which closed on February 27, 2008.

Bone Graft Substitutes—Revenues from bone graft substitutes decreased $911,000, or 19.1%, to $3.9 million for the three months ended March 31, 2009 compared to $4.8 million for the three months ended March 31, 2008. Bone graft substitutes revenues decreased primarily due to delays in launching new products and an unfavorable impact of distribution mix. Average revenue per unit decreased 35.0% due to changes in product mix. This resulted from higher unit volumes with Zimmer Dental which has lower average revenues per unit.

General Orthopedic—Revenues from general orthopedic allografts increased $1.6 million or 214.1%, to $2.4 million for the three months ended March 31, 2009 compared to $772,000 for the three months ended March 31, 2008. The increase is primarily attributable to $1.5 million of revenues associated with TMI for the three months ended March 31, 2009 versus one month in 2008.

Other Revenues—Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, decreased by $302,000, or 22.1%, to $1.1 million for the three months ended March 31, 2009 compared to $1.4 million for the three months ended March 31, 2008 primarily due to lower tissue recovery fees. Prior to the merger with TMI we were recovering tissue for TMI.

Costs of Processing and Distribution. Costs of processing and distribution increased by $4.4 million, or 27.1%, to $20.5 million for the three months ended March 31, 2009. As a percentage of revenues, costs of processing and distribution decreased from 53.9% for the three months ended March 31, 2008 to 53.0% for the three months ended March 31, 2009.

The increase in cost of processing and distribution was primarily due to higher levels of tissue distributed during the quarter. The decrease in cost of processing as a percentage of revenues is due primarily to the acquired TMI product lines which overall had higher average gross margins than those previously recognized by Regeneration Technologies. Gross margin increased from 46.1% for the three months ended March 31, 2008 to 47.0% for the three months ended March 31, 2009.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $4.4 million, or 42.7%, to $14.9 million for the three months ended March 31, 2009 from $10.5 million for the three months ended March 31, 2008. Marketing, general and administrative expenses increased as a percentage of revenues from 35.0% for the three months ended March 31, 2008 to 38.7% for the three months ended March 31, 2009. The increase is primarily attributable to including three months of TMI expenses in 2009 versus one month in the prior year. Domestic increases included distributor commissions of $743,000, as a result of higher commissions on the acquired dental product line of implants; an increase in domestic payroll and benefits expense of $647,000, an increase in legal expenses of $611,000 due primarily to on-going patent litigation; an increase in travel of $300,000; an increase in marketing programs of $165,000; an increase in accounting, bank fees, bad debt expense and executive meeting fees of $379,000; and an increase in utilities, rent and insurance of $253,000. In addition, a $1.4 million increase in marketing, general and administrative costs was associated with the TMI German and French business operations.

Research and Development Expenses. Research and development expenses decreased by $93,000, or 4.8%, to $1.8 million for the three months ended March 31, 2009 from $1.9 million for the three months ended March 31, 2008. As a percentage of revenues, research and development expenses decreased from 6.4% for the three months ended March 31, 2008 to 4.7% for the three months ended March 31, 2009. The decrease was primarily due to lower studies and research expenses of $275,000, lower legal and consulting expenses of $141,000 offset by an increase in domestic payroll and benefits expense of $170,000, and the addition of $156,000 in research and development expenses associated with the TMI German operations.

Restructuring Charges. As a result of the merger with TMI we implemented a formal restructuring plan which resulted in $42,000 of expenses for the three months ended March 31, 2009. These expenses represent severance benefits.

Net Other Income (Expense). Net other income was $93,000 for the three months ended March 31, 2009 compared to net other expense of $11,000 for the three months ended March 31, 2008. Interest expense decreased by $52,000 for the three months ended March 31, 2009 to $123,000 from $175,000 for the three months ended March 31, 2008 due to additional interest paid on long-term obligations. Interest income decreased by $71,000 for the three months ended March 31, 2009 to $111,000 from $182,000 for the three months ended March 31, 2008 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents than the comparable prior year period. Foreign exchange gain was $105,000 for the three months ended March 31, 2009 compared to foreign exchange loss of $18,000 for the three months ended March 31, 2008 due to the strengthening of the dollar versus the Euro and lower inter-company balances at March 31, 2009.

Income Tax Provision. Income tax provision for the three months ended March 31, 2009 was $409,000 compared to $391,000 for the three months ended March 31, 2008. Our effective tax rate for the three months ended March 31, 2009 and 2008 was 28.4% and 37.7%, respectively. Our effective tax rate for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 decreased primarily as a result of increased profitability with the TMI processing facility in Germany with lower associated tax rates.

Liquidity and Capital Resources

Cash Flows - Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008.

Our cash used in operating activities were $6.6 million for the three month period ended March 31, 2009, compared to $160,000 for the three month period ended March 31, 2008. The increase in cash used in operating activities was primarily due to increases in accounts receivable and inventories, partially offset by an increase in accounts payable.

At March 31, 2009, we had 42 days of sales outstanding in trade accounts receivable, an increase of 4 days compared to March 31, 2008. At March 31, 2009, we had 316 days of inventory on hand, an increase of 67 days compared to March 31, 2008. Days sales in inventory at March 31, 2009 is higher than the prior year period primarily due to significant success of our donor sourcing organization to obtain higher levels of inventory to support recent and anticipated 2009 product launches and future quarterly distributions.

Our cash used in investing activities was $420,000 for the three month period ended March 31, 2009, compared to cash provided by investing activities of $840,000 for the three month period ended March 31, 2008. Our investing activities for the three month period ended March 31, 2009 consisted primarily of purchases of property, plant and equipment of $308,000. Our investing activities for the three months ended March 31, 2008 consisted primarily of purchases of property, plant and equipment of $803,000, offset by cash acquired with the merger with TMI, net of transaction costs, of $1.6 million.

Our net cash used in financing activities was $17,000 for the three months ended March 31, 2009 compared to $325,000 for the three month period ended March 31, 2008. Net cash used in financing activities for the three months ended March 31, 2009 consisted of net payments on short-term obligations of $1.2 million, proceeds on long-term obligations of $1.5 million, proceeds from exercises of stock options of $19,000, and payments on long-term obligations of $301,000. Net cash used in financing activities for the three months ended March 31, 2008 consisted of payments on long-term obligations of $606,000 and proceeds from exercise of stock options of $281,000.

Liquidity.

As of March 31, 2009, we had $13.1 million of cash and cash equivalents. We believe that our working capital as of March 31, 2009, together with our borrowing ability under our revolving line of credits, will be adequate to fund our on-going operations for the next twelve months.

Certain Commitments.

On November 24, 2008, we entered into a License Agreement with LifeNet Health, Inc. (“LifeNet”) to license from LifeNet certain intellectual property rights that may be used in or useful to our tissue processing efforts. The term of the License Agreement is for seven years or the remaining life of any patent covered by the License Agreement, whichever is longer. Total monetary consideration for the License Agreement is $4.9 million, to be paid in five annual installments of $1.0 million in each of November 2008 through 2012.

On May 14, 2007, we entered into an exclusive distribution agreement with Zimmer with an initial term of 10 years, relating to certain new bone graft substitutes products. As part of the agreement, Zimmer has agreed to make three payments to us totaling $5.0 million for the aforementioned exclusive distribution rights, and maintain certain minimum order volumes commencing in 2010. The first payment of $1.0 million was made at the time of entering the agreement. The second payment of $2.0 million was made in the first quarter of 2008. As a result of a product launch delay, the final payment of $2.0 million is expected to be paid in the second quarter of 2009. The $5.0 million exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation.

The Company’s short-term borrowings and long-term obligations are as follows:

	Current Interest Rate		Maturity Date	March 31, 2009		December 31, 2008
				(Euro)	(US Dollar)	(Euro)	(US Dollar)
				(In Thousands)
Short-Term Borrowings
United States
Revolving
Credit Facility		(1)			$—		$1,500

Germany
Revolving
Credit Facilities:
Line of Credit - 1	6.50%	(2)	None	€869	1,148	€1,023	1,442
Line of Credit - 2	9.63%	(3)	None	430	568	—	—
Interim Line of Credit	6.00%	(3)	(6)	794	1,049	868	1,224

				2,093	2,765	1,891	4,166

Long-Term Obligations
United States
Revolving
Credit Facility	3.01%	(4)	2/2011		1,500		—

Term Loan	3.51%	(5)	2/2011		1,625		1,750

Germany
Term Loans:
Senior Debt	5.00%	(3)	6/2011	220	291	244	344
Construction I	5.15%	(3)	3/2012	750	991	812	1,145
Construction II	5.60%	(3)	12/2016	880	1,162	880	1,241
Construction III	5.75%	(3)	9/2012	182	240	195	275

				€2,032	2,684	€2,131	3,005

Capital Leases	5.00%-8.46%		5/2010 - 2/2011		282		65

					6,091		4,820
Less current portion					(1,721)		(1,637)

Long-term portion					4,370		3,183

Total Debt					$8,856		$8,986

(1)	Refinanced with long-term revolving credit facility
(2)	Fixed interest rate is negotiated annually in March
(3)	Fixed interest rates
(4)	LIBOR plus 2.5% to 3.5%
(5)	LIBOR plus 3.0%
(6)	Interim line of credit matures upon conversion to term loan upon completion of construction

The revolving credit facility with the U.S. bank contains various restrictive covenants which limit, among other things, indebtedness, liens and minimum cash balances. Under the agreement, the credit facility and term loan are secured by the Company’s domestic accounts receivable and inventory. The Company is required to maintain an average cash on hand balance of $5.0 million with the financial institution.

Under the terms of the revolving credit facilities with two German banks, the Company may borrow up to 1.5 million Euros (1.0 million Euros and 500,000 Euros, respectively), or approximately $2.0 million for working capital needs. The 1.0 million Euro revolving credit facility is secured by a mortgage on the Company’s German facility and a 4.0 million Euro guarantee by TMI. The 500,000 Euro revolving credit facility is secured by accounts receivable of TMI’s German subsidiary.

In 2008, the Company entered into a financing agreement with a German bank to finance the expansion of its processing facility in Germany. The agreement calls for an interim line of credit of up to 900,000 Euros or approximately $1.2 million while the expansion is completed, which is expected to occur in May 2009, upon which the line of credit will convert to a term loan.

At March 31, 2009, the Company had an outstanding interest rate swap agreement relating to the German term loan of 750,000 Euros, or $991,000 maturing March 31, 2012. Under this agreement, the Company pays a fixed interest rate of 5.15%. Payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant.

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

In the United States and Germany, the Company is exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. Except for an interest rate swap associated with 750,000 Euros (or $1.0 million) of long term debt over six years that was started March 31, 2006, the Company does not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, the Company is subject to changes in interest rates. Based on March 31, 2009 outstanding intercompany balances, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on March 31, 2009 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Date: May 1, 2009