Form 10-Q
period 2009-06-30
RTI Biologics, Inc.
filed 2009-08-04
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Shares of common stock, $0.001 par value, outstanding on July 24, 2009: 54,286,673

RTI BIOLOGICS, INC.

FORM 10-Q For the Quarter Ended June 30, 2009

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets

Current Assets:
Cash and cash equivalents	$14,167	$20,076
Accounts receivable - less allowances of $1,611 at June 30, 2009 and $1,735 at December 31, 2008	15,443	14,668
Inventories - net	88,866	75,182
Prepaid and other current assets	4,938	4,044
Deferred tax assets - net	15,640	17,740

Total current assets	139,054	131,710

Property, plant and equipment - net	47,137	47,622
Deferred tax assets - net	9,594	7,348
Goodwill	134,688	134,432
Other intangible assets - net	12,006	12,675
Other assets - net	693	293

Total assets	$343,172	$334,080

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$25,008	$16,915
Accrued expenses	14,463	16,539
Short-term borrowings	1,201	4,166
Current portion of deferred revenue	1,711	2,264
Current portion of long-term obligations	2,228	1,637

Total current liabilities	44,611	41,521

Long-term obligations - less current portion	6,012	3,183
Other long-term liabilities	4,853	4,183
Deferred tax liabilities	130	129
Deferred revenue	3,474	4,014

Total liabilities	59,080	53,030

Stockholders’ Equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 54,277,136 and 54,226,706 shares issued and outstanding, respectively	55	55
Additional paid-in capital	404,691	403,746
Accumulated other comprehensive loss	(721)	(765)
Accumulated deficit	(119,919)	(121,972)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	284,092	281,050

Total liabilities and stockholders’ equity	$343,172	$334,080

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Fees from tissue distribution	$39,844	$38,861	$77,405	$67,237
Other revenues	1,287	1,967	2,349	3,501

Total revenues	41,131	40,828	79,754	70,738
Costs of processing and distribution	22,332	21,416	42,804	37,526

Gross profit	18,799	19,412	36,950	33,212

Expenses:
Marketing, general and administrative	15,128	14,665	30,064	25,132
Research and development	1,831	2,185	3,656	4,103
Restructuring charges	—	82	42	450
Asset abandonments	83	—	83	—

Total expenses	17,042	16,932	33,845	29,685

Operating income	1,757	2,480	3,105	3,527

Other (expense) income:
Interest expense	(130)	(198)	(253)	(373)
Interest income	87	181	198	363
Foreign exchange loss	(142)	(9)	(37)	(27)

Total other expense - net	(185)	(26)	(92)	(37)

Income before income tax provision	1,572	2,454	3,013	3,490
Income tax provision	(551)	(950)	(960)	(1,341)

Net income	$1,021	$1,504	$2,053	$2,149

Net income per common share - basic	$0.02	$0.03	$0.04	$0.05

Net income per common share - diluted	$0.02	$0.03	$0.04	$0.05

Weighted average shares outstanding - basic	54,265,017	53,771,326	54,240,041	45,786,111

Weighted average shares outstanding - diluted	54,744,921	55,824,147	54,627,627	47,241,155

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net income	$1,021	$1,504	$2,053	$2,149
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,876	2,000	3,681	3,579
Amortization of deferred financing costs	18	42	35	85
Provision for (recovery) of bad debts and product returns	112	(60)	130	(54)
Provision for inventory write-downs	234	475	687	791
Amortization of deferred revenue	(522)	(622)	(1,082)	(879)
Deferred income tax provision (benefit)	166	567	(133)	820
Stock-based compensation	413	407	836	855
Tax benefit attributable from exercise of stock options	28	229	28	229
Excess tax benefit from exercise of stock options	(10)	(229)	(10)	(229)
Asset abandonments	83	—	83	—
Change in assets and liabilities:
Accounts receivable	2,468	(1,590)	(882)	(2,176)
Inventories	(5,978)	(4,175)	(14,333)	(7,386)
Prepaid and other current assets	(580)	497	(868)	1,340
Other assets	21	141	(437)	(302)
Accounts payable	3,483	(61)	7,517	2,627
Accrued expenses	(352)	311	(2,138)	(2,244)
Other long-term liabilities	(65)	(125)	671	(54)

Net cash provided by (used in) operating activities	2,416	(689)	(4,162)	(849)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,600)	(1,288)	(1,908)	(2,091)
Cash acquired in merger, net of transaction costs	—	(330)	—	1,268
Proceeds from sale of marketable securities	—	5,192	—	5,192
Proceeds from sale of property, plant and equipment	18	18	18	63
Patent costs	(112)	(140)	(224)	(140)

Net cash (used in) provided by investing activities	(1,694)	3,452	(2,114)	4,292

Cash flows from financing activities:
Proceeds from exercise of common stock options	80	1,198	99	1,479
Excess tax benefit from exercise of common stock options	10	229	10	229
Net payments on short-term obligations	(1,647)	(240)	(2,882)	(240)
Proceeds from long-term obligations	4,049	—	5,549	—
Payments on long-term obligations	(2,127)	(1,546)	(2,428)	(2,152)

Net cash provided by (used in) financing activities	365	(359)	348	(684)

Effect of exchange rate changes on cash and cash equivalents	19	(14)	19	9

Net increase (decrease) in cash and cash equivalents	1,106	2,390	(5,909)	2,768
Cash and cash equivalents, beginning of period	13,061	18,938	20,076	18,560

Cash and cash equivalents, end of period	$14,167	$21,328	$14,167	$21,328

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2009

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
BALANCE, DECEMBER 31, 2008	$55	$403,746	$(765)	$(121,972)	$(14)	$281,050

Net income	—	—	—	2,053	—	2,053
Foreign currency translation adjustment	—	—	44	—	—	44

Comprehensive income for the six months ended June 30, 2009	—	—	44	2,053	—	2,097
Exercise of common stock options	—	99	—	—	—	99
Stock-based compensation	—	836	—	—	—	836
Income tax benefit from nonqualified stock option exercises	—	10	—	—	—	10

BALANCE, JUNE 30, 2009	$55	$404,691	$(721)	$(119,919)	$(14)	$284,092

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

1. Operations and Organization

We use natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue, and bovine animal tissue in producing allografts and xenograft implants utilizing proprietary BIOCLEANSE® and TUTOPLAST® sterilization processes, for distribution to hospitals and surgeons. We process at two facilities in Alachua, Florida and one facility in Germany and distribute our products and services in all 50 states and in over 31 countries worldwide.

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

The condensed consolidated financial statements include the accounts of RTI Biologics, Inc. (“RTI”) and its wholly owned subsidiaries, Tutogen Medical, Inc. (“TMI”), RTI Biologics, Inc. – Cardiovascular (inactive), Biological Recovery Group (inactive), and RTI Services, Inc. The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for financial assets and liabilities in the first quarter of 2008 with no material impact to its condensed consolidated financial statements. The Company’s financial assets and liabilities consist of cash and cash equivalents, accounts receivable, accounts payable, debt, and certain current liabilities. Fair value for these instruments is based on readily available market prices. The Company adopted SFAS 157 fair value measurements for non-financial assets and non-financial liabilities in the first quarter of 2009 with no impact to its condensed consolidated financial statements. The Company did not elect fair value accounting for any non-financial assets or non-financial liabilities during the six months ended June 30, 2009.

In 2007 the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This Statement significantly changes the financial accounting and reporting of noncontrolling (or minority) interests of a subsidiary in consolidated financial statements. The Company adopted SFAS 160 in the first quarter of 2009 with no impact to its condensed consolidated financial statements. No noncontrolling interests in entities were acquired by the Company during the six months ended June 30, 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which is intended to improve the relevance, representational faithfulness and comparability of information provided in financial reports about business combinations. SFAS 141(R) retains the fundamental requirements set forth by SFAS No. 141, Business Combinations (“SFAS 141”) specifically that the acquisition method of accounting be used for all business combinations and that an acquirer be identified. However, SFAS 141(R) is broader in scope than its predecessor in that the acquisition method of accounting will now be applied not only to business combinations in which control was obtained by transferring consideration, but to all transactions and other events in which one entity obtains control over one or more businesses. SFAS 141(R) requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of acquisition, effectively eliminating the practice of allocating costs to assets acquired and liabilities assumed based on their estimated fair values as stipulated by SFAS 141. Costs incurred to effect the acquisition, previously considered in the aforementioned cost-allocation process, are to be recognized as a component of earnings. SFAS 141(R) is effective for acquisitions consummated on or after January 1, 2009. The Company adopted SFAS 141(R) in the first quarter of 2009 with no impact to its condensed consolidated financial statements. No businesses were acquired by the Company during the six months ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements, August 4, 2009. SFAS 165 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company expects to adopt SFAS 168 during the three months ended September 30, 2009 and is currently evaluating the impact that this adoption will have on its condensed consolidated financial statements.

3. Other Intangible Assets

Other intangible assets are as follows:

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	4,362	784	4,256	698
Acquired exclusivity rights	2,941	1,113	2,941	928
Acquired licensing rights	4,900	407	4,900	58
Procurement contracts	1,755	296	1,755	262
Selling and marketing relationships	500	137	500	100
Customer lists	398	346	399	278
Non-compete agreements	275	69	275	55
Trademarks	58	31	58	30

Total	$15,189	$3,183	$15,084	$2,409

Amortization expense of other intangible assets for the three months ended June 30, 2009 and 2008 was $401 and $477, respectively, and for the six months ended June 30, 2009 and 2008 was $776 and $780, respectively. Management estimates amortization expense of $1,600 per year for the next five years.

4. Stock-Based Compensation

The Company has four stock-based compensation plans under which employees, consultants and outside directors receive stock options and other equity-based awards. For the six months ended June 30, 2009, 860,000 stock options were granted under the plans. No stock options were granted under the plans for the three months ended June 30, 2009. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest over a one to five year period from the date of grant.

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

TMI 1996 Stock Option Plan and TMI 2006 Incentive and Non-Statutory Stock Option Plan—In connection with the merger with TMI, the Company assumed the TMI 1996 Stock Option Plan and the TMI 2006 Incentive and Non-Statutory Stock Option Plan (“TMI Plans”). The TMI Plans allow for 4,880,000 and 1,830,000 shares of common stock, respectively, which may be issued with respect to stock options granted to former TMI employees or employees of the Company hired subsequent to the TMI acquisition.

Stock options outstanding, exercisable and available for grant at June 30, 2009 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	6,140,494	$6.55
Granted	860,000	2.98
Exercised	(44,767)	2.20
Forfeited or expired	(195,766)	9.61

Outstanding at June 30, 2009	6,759,961	$6.04	5.20	$3,621

Vested or expected to vest at June 30, 2009	6,381,594	$6.08	5.01	$3,395

Exercisable at June 30, 2009	5,200,365	$6.38	4.17	$2,495

Available for grant at June 30, 2009	596,225

The weighted-average fair value of options granted as determined under the Black-Scholes method during the six months ended June 30, 2009 was $1.79 per share. The intrinsic value of a stock option at June 30, 2009 is the difference between the Company’s closing stock price on the last trading day of June 2009 and the exercise price. The aggregate intrinsic value is the intrinsic value of a stock option multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2009. The aggregate intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $76 and $1,401, respectively.

As of June 30, 2009, there was $3,701 of total unrecognized stock-based compensation related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.2 years.

For the three and six months ended June 30, 2009 and 2008, the Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Stock-based compensation:
Costs of processing and distribution	$72	$41	$144	$143
Marketing, general and administrative	316	330	642	659
Research and development	25	36	50	53

Total	$413	$407	$836	$855

5. Earnings Per Share

A reconciliation of the weighted-average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic shares	54,265,017	53,771,326	54,240,041	45,786,111
Effect of dilutive securities:
Stock options	479,904	2,052,821	387,586	1,455,044

Diluted shares	54,744,921	55,824,147	54,627,627	47,241,155

For the three months ended June 30, 2009 and 2008, approximately 5,614,000, and 1,856,000, respectively, and for the six months ended June 30, 2009 and 2008, approximately 5,673,000, and 2,909,000, respectively, of issued stock options were not included in the computation of diluted earnings per share because they were anti-dilutive since their exercise price exceeded their market price.

6. Inventories

Inventories by stage of completion are as follows:

	June 30, 2009	December 31, 2008
Unprocessed donor tissue	$25,709	$20,075
Tissue in process	43,505	39,413
Implantable donor tissue	18,123	14,094
Supplies	1,529	1,600

	$88,866	$75,182

For the three months ended June 30, 2009 and 2008, the Company had inventory write-downs of $234 and $475, respectively, and for the six months ended June 30, 2009 and 2008, the Company had inventory write-downs of $687 and $791, respectively, relating primarily to product obsolescence.

7. Property, Plant and Equipment

Property, plant and equipment are as follows:

	June 30, 2009	December 31, 2008
Land	$1,869	$1,874
Buildings and improvements	43,203	43,226
Processing equipment	26,593	25,672
Office equipment, furniture and fixtures	1,513	1,401
Computer equipment and software	3,826	3,706
Construction in process	1,706	1,316
Processing equipment under capital leases	285	20

	78,995	77,215
Less accumulated depreciation and amortization	(31,858)	(29,593)

	$47,137	$47,622

Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $1,475 and $1,523 for the three months ended June 30, 2009 and 2008, respectively, and $2,905 and $2,799 for the six months ended June 30, 2009 and 2008, respectively.

8. Accrued Expenses

Accrued expenses are as follows:

	June 30, 2009	December 31, 2008
Accrued compensation	$3,936	$2,580
Accrued donor recovery fees	3,787	6,052
Accrued distributor fees and marketing commissions	1,106	1,145
Accrued severance	851	1,009
Accrued licensing fees	980	980
Accrued taxes	1,391	653
Accrued professional service fees	622	765
Other	1,790	3,355

	$14,463	$16,539

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

9. Short and Long-Term Obligations

Short and long-term obligations are as follows:

	Current Interest Rate		Maturity Date	June 30, 2009		December 31, 2008
				(Euro)	(US Dollar)	(Euro)	(US Dollar)
				(In thousands)
Short-Term Obligations
United States
Revolving
Credit Facility	(1)				$—		$1,500

Germany
Revolving
Credit Facilities:
Line of Credit -1	5.50%	(2)	None	€187	263	€1,023	1,442
Line of Credit - 2	2.98%	(3)	None	485	681	—	—
Line of Credit - 3	6.75%	(3)	None	183	257	—	—
Interim Line of Credit	6.00%	(3)	(7)	—	—	868	1,224

				855	1,201	1,891	4,166

Long-Term Obligations
United States
Revolving
Credit Facility	3.01%	(4)	2/2011		2,000		—

Term Loan - 1	3.51%	(5)	2/2011		1,250		1,750
Term Loan - 2	4.55%	(6)	6/2013		848		—

					2,098		1,750

Germany
Term Loans:
Senior Debt	5.00%	(3)	6/2011	196	275	244	344
Construction I	5.15%	(3)	3/2012	688	967	812	1,145
Construction II	5.60%	(3)	12/2016	825	1,159	880	1,241
Construction III	5.75%	(3)	9/2012	169	237	195	275
Construction IV	4.95%	(3)	6/2014	900	1,264	—	—

				€2,778	3,902	€2,131	3,005

Capital Leases	5.00%-8.46%		5/2010 - 2/2011		240		65

					8,240		4,820
Less current portion					(2,228)		(1,637)

Long-term portion					6,012		3,183

Total Debt					$9,441		$8,986

(1)	Refinanced with long-term revolving credit facility
(2)	Fixed interest rate is negotiated annually in March
(3)	Fixed interest rates
(4)	LIBOR plus 2.5% to 3.5%
(5)	LIBOR plus 3.0%
(6)	Prime plus 1.3%
(7)	Interim line of credit converted to term loan June 2009

On June 11, 2009, the Company, together with its subsidiaries Tutogen Medical, Inc. and Tutogen Medical (United States), Inc., entered into an amended credit agreement with Mercantile Bank, a division of Carolina First Bank. The amended agreement provided for an additional term loan to finance certain new equipment of $848 maturing on June 11, 2013, subject to acceleration upon the occurrence of an event of default, including but not limited to a failure to maintain certain financial ratios. The additional term loan is payable monthly at $18 plus interest at prime rate plus 1.3%.

The revolving credit facility with a U.S. bank contains various restrictive covenants which limit, among other things, indebtedness, liens and minimum cash balances. Under the agreement, the credit facility and term loans are secured by the Company’s domestic accounts receivable, inventory and certain processing equipment. The Company is required to maintain an average cash balance of $5,000 with the financial institution.

Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euros (1,000 Euros, 500 Euros, and 200 Euros, respectively), or approximately $2,400 for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility and a 4,000 Euro guarantee by TMI. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary.

In 2008, the Company entered into a financing agreement with a German bank to finance the expansion of its processing facility in Germany. The agreement called for an interim line of credit of up to 900 Euros or approximately $1,300 while the expansion is being completed. The line of credit was converted to a term loan in June 2009.

The Company was in compliance with all covenants related to its credit facilities and term loans as of June 30, 2009.

At June 30, 2009, the Company had an outstanding interest rate swap agreement relating to the German term loan of 688 Euro, or $967, maturing March 31, 2012. Under this agreement, the Company pays a fixed interest rate of 5.15%. Payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant.

Contractual maturities of capital leases are as follows:

Capital Leases
2009	$93
2010	156
2011	1

250
Less amounts representing interest	(10)

Present value of net minimum lease payments	$240

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

As of June 30, 2009, the Company has federal net operating loss carryforwards of $28,704 that will expire in the years 2010 through 2028, as well as state net operating loss carryforwards of $34,563 that will expire in the years 2021 through 2027.

As of June 30, 2009, the Company has research and experimentation tax credit carryforwards of $3,642 that will expire in years 2018 through 2028, as well as alternative minimum tax credit carryforwards of $444 that are carried forward indefinitely.

The Company expects the deferred tax assets of approximately $28,926, net of the valuation allowance at June 30, 2009 of $1,189, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. Valuation allowances have been recorded for certain state tax loss carryforwards as the Company does not believe that it will have future income in the state to utilize the loss carryforwards. The Company has considered the impact of prior year financial reporting losses as it relates to the realization of the remaining net deferred tax assets. Based on the weight of evidence, including various strategic initiatives such as new distribution and recovery agreements entered into, annual new product introductions, taxable income in 2007 and 2008, and forecasted taxable income in future years, management has determined that it is more likely than not that such net deferred tax assets will be realized.

11. Supplemental Disclosures of Cash Flow and Noncash Investing and Financing Activities

Selected cash payments, receipts and noncash activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash paid for interest	$117	$161	$191	$302
Income taxes paid	40	860	158	1,085
Purchases of property, plant and equipment financed through capital leases	—	—	264	—
Accrual for purchases of property, plant and equipment	610	542	610	542
Accrual for merger-related fees	—	349	—	349
Deposit applied against notes payable	—	300	—	300
Income tax benefit write-off from non-qualified stock option exercises	28	54	28	54
Common stock issued and stock options assumed for acquisition of TMI	—	—	—	265,914

12. Segment Data

The Company processes human and bovine animal tissue and distributes the tissue through various distribution channels. The Company’s lines of business are comprised primarily of six product categories: spine, sports medicine, dental, surgical specialties, bone graft substitutes and general orthopedic. The following table presents revenues from tissue distribution, and other revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008 (1)
	(In thousands)
Fees from tissue distribution:
Spine	$10,891	$10,052	$20,670	$18,792
Sports medicine	10,121	9,987	19,718	19,202
Dental	7,322	8,217	14,615	11,700
Surgical specialties	6,389	4,947	11,216	6,505
Bone graft substitutes	3,757	3,959	7,619	8,731
General orthopedic	1,364	1,699	3,567	2,307
Other revenues	1,287	1,967	2,349	3,501

Total revenues	$41,131	$40,828	$79,754	$70,738

Domestic revenues	35,692	34,456	68,001	60,521
International revenues	5,439	6,372	11,753	10,217

Total revenues	$41,131	$40,828	$79,754	$70,738

(1) Includes revenues of the former TMI from February 28, 2008 to June 30, 2008; revenues for the period totaled $6,353.

For the three months ended June 30, 2009 and 2008, the Company derived approximately 20% and 24%, respectively, and for the six months ended June 30, 2009 and 2008, the Company derived approximately 22% and 20%, respectively, of its total revenues from Medtronic.

For the three months ended June 30, 2009 and 2008, the Company derived approximately 25%, and for the six months ended June 30, 2009 and 2008, the Company derived approximately 24% and 21%, respectively, of its total revenues from Zimmer, Inc.

For the three months ended June 30, 2009 and 2008, the Company derived approximately 13% and 16%, respectively, and for the six months ended June 30, 2009 and 2008, the Company derived approximately 15% and 14%, respectively, of its total revenues from foreign distribution.

As of June 30, 2009, the Company had $35,015 of property, plant and equipment located domestically, and $12,122 of property, plant and equipment located at its processing facility in Germany.

13. Commitments and Contingencies

In 2008, the Company was audited by the German VAT authorities and received an assessment for 600 Euros, or $792, for the year ended December 31, 2008. For the six months ended June 30, 2009, the Company estimates an additional potential assessment of 180 Euros, or $253. The Company believes the assessment is without merit and is vigorously challenging the assessment. The Company does not believe that it is probable that it will ultimately be required to pay the assessment to the German VAT authorities and therefore has not accrued a liability for this contingency.

The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2013. The facility leases generally contain renewal options and are subject to annual inflationary adjustments. The Company anticipates that most of these leases will be renewed or replaced upon expiration. Future minimum lease commitments under non-cancelable operating leases as of June 30, 2009 are as follows:

Operating Leases
2009	$999
2010	1,240
2011	1,034
2012	366
2013 and beyond	242

$3,881

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2009 will have a material adverse impact on its financial position or results of operations.

Biomedical Tissue Service, Ltd.—The Company has been named as a party, along with a number of other defendants, in tort based lawsuits relating to the recall of tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). As of June 30, 2009, there are 890 lawsuits pending against RTI related to the recall, of which 322 were dismissed but are being appealed by the plaintiffs. As of June 30, 2009, the Company’s subsidiary TMI has a total of 98 lawsuits pending related to BTS, of which 22 were dismissed but are being appealed by the plaintiffs. These lawsuits generally allege that the Company was negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and negligence. Where specific damages have been identified, the actions seek compensatory damages in ranges of $15,000 to $5 million and punitive damages in ranges of $75,000 to $10 million.

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

Osteotech, Inc.—On September 11, 2006, Osteotech, Inc. filed a lawsuit in the United States District Court for the District of New Jersey claiming infringement of one of their patents by the Company’s BioCleanse® process. Osteotech’s complaint was subsequently amended to add another patent. The lawsuit requests 1) that the Company be enjoined permanently from infringing the patents, 2) damages, along with treble damages as a result of alleged willful infringement, and 3) reimbursement of costs and expenses and reasonable attorney fees. In addition to affirmative defenses asserted by the Company in the course of litigation, the Company filed a Motion for Partial Summary Judgment to limit potential damages alleged by Osteotech. On September 25, 2008, the Court granted the Company’s Motion, thereby precluding Osteotech from seeking pre-suit damages. Osteotech has filed for reconsideration of the motion for partial summary judgment that had been granted in the Company’s favor. Both parties have filed motions for summary judgment for which a decision remains pending. The Company believes the suit is without merit and will vigorously defend its position. However, a finding of infringement could have a material adverse effect on the Company.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

14. Subsequent Events

On July 13, 2009, the Company and Davol Inc., a subsidiary of C.R. Bard, Inc. (“Davol”), amended their January 2006 distribution agreement with TMI. Under the amended agreement, 1) Davol paid the Company $8,000 in fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract.

The Company is in the process of evaluating the accounting and reporting associated with the terms of the amended distribution agreement.

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

Management Overview

Given the macroeconomic climate, we are seeing a decline in elective surgery in some of our markets, resulting in a negative impact on our revenues.

Our principal goals for 2009 are to continue to develop revenue synergies resulting from the merger with TMI and building on the Company’s competitive strengths. We are focused on several long-term strategies in order to meet our goals. Among them are:

•	manage inventory levels while maintaining sufficient tissue for processing to meet customer demand;

•	rigorous expense management;

•	maintain our commitment to research and development;

•	develop new strategically targeted allograft and xenograft implants and focus clinical efforts to support their market acceptance; and

•	increase distribution in key markets.

Three and Six Months Ended June 30, 2009 Compared With Three and Six Months Ended June 30, 2008

	Three Months Ended June 30,		Six Months Ended June 30,		TMI Jan 1 - Feb 27
	2009	2008	2009	2008 (1)	2008 (2)
Fees from tissue distribution:
Spine	$10,891	$10,052	$20,670	$18,792	$210
Sports medicine	10,121	9,987	19,718	19,202	53
Dental	7,322	8,217	14,615	11,700	4,957
Surgical specialties	6,389	4,947	11,216	6,505	2,148
Bone graft substitutes	3,757	3,959	7,619	8,731	—
General orthopedic	1,364	1,699	3,567	2,307	1,156
Other revenues	1,287	1,967	2,349	3,501	(31)

Total revenues	$41,131	$40,828	$79,754	$70,738	$8,493

Domestic revenues	35,692	34,456	68,001	60,521	5,452
International revenues	5,439	6,372	11,753	10,217	3,041

Total revenues	$41,131	$40,828	$79,754	$70,738	$8,493

(1)	Includes revenues of the former TMI from February 28, 2008 to June 30, 2008; revenues for the period totaled $6,353.
(2)	Revenues for TMI for the period January 1, 2008 to February 27, 2008.

Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008

Revenues. Our total revenues increased $303,000, or 0.7%, to a record level for the company of $41.1 million for the three months ended June 30, 2009 compared to $40.8 million for the three months ended June 30, 2008.

Spine - Revenues from spinal implants increased $839,000, or 8.3%, to $10.9 million for the three months ended June 30, 2009 compared to $10.1 million for the three months ended June 30, 2008. Spine revenues increased primarily due to revenues associated with $1.1 million of additional new products to distributors and higher average revenue per unit. Unit volumes were up 1.2% primarily as a result of higher distributions of cervical grafts to both current and new distributors. Average revenue per unit increased 7.1% due primarily to changes in product mix.

Sports Medicine - Revenues from sports medicine implants increased $134,000, or 1.3%, to $10.1 million for the three months ended June 30, 2009 compared to $10.0 million for the three months ended June 30, 2008. Sports medicine revenues increased primarily as a result of increases in average revenue per unit of 6.3% due to changes in product mix, offset by lower unit volumes of 4.7%.

Dental - Revenues from dental implants decreased $895,000, or 10.9%, to $7.3 million for the three months ended June 30, 2009 compared to $8.2 million for the three months ended June 30, 2008. Dental revenues decreased primarily as a result of a decrease in unit volumes of 7.4%, and a decrease in average revenue per unit due to changes in product mix of 3.8%.

Surgical Specialties - Revenues from surgical specialty implants increased $1.4 million, or 29.1%, to $6.4 million for the three months ended June 30, 2009 compared to $4.9 million for the three months ended June 30, 2008. Surgical specialties revenues increased primarily as a result of higher unit volumes of 6.1%, and an increase in average revenue per unit of 21.7% due to changes in product mix, introduction of new products with higher average revenue per unit and price increases.

Bone Graft Substitutes - Revenues from bone graft substitutes decreased $202,000, or 5.1%, to $3.8 million for the three months ended June 30, 2009 compared to $4.0 million for the three months ended June 30, 2008. Bone graft substitutes revenues decreased primarily due to delays in launching new products and an unfavorable impact on distribution mix resulting from higher unit volumes with Zimmer Dental which have lower average revenues per unit. Average revenue per unit decreased 29.3% due to changes in product mix, offset by higher unit volumes of 34.2%.

General Orthopedic - Revenues from general orthopedic implants decreased $335,000 or 19.7%, to $1.4 million for the three months ended June 30, 2009 compared to $1.7 million for the three months ended June 30, 2008. The decrease is primarily attributable to lower unit volumes associated with the TMI German operations and the weakening of the value of the U.S. dollar versus the Euro.

Other Revenues - Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, decreased by $680,000, or 34.6%, to $1.3 million for the three months ended June 30, 2009 compared to $2.0 million for the three months ended June 30, 2008.

For the three months ended June 30, 2009, foreign currency exchange fluctuations resulted in a decrease in total revenues of $547,000 due to a 12.9% decline in the value of the U.S. dollar versus the Euro as compared to the prior year period.

Costs of Processing and Distribution. Costs of processing and distribution increased by $916,000, or 4.3%, to $22.3 million for the three months ended June 30, 2009. As a percentage of revenues, costs of processing and distribution increased from 52.5% for the three months ended June 30, 2008 to 54.3% for the three months ended June 30, 2009.

The increase in cost of processing and distribution was primarily due to unfavorable changes in distribution mix as product lines with lower gross margins increased as a percentage of total revenues. In general, our sports medicine, dental and TMI German operations product lines have the highest gross margins. In addition, for the three months ended June 30, 2009, we were unable to process significant amounts of breast reconstruction implants since we had no ongoing breast reconstruction implant distributor. We also processed significant amounts of surgical specialty tissue recovered in prior periods that resulted in lower than anticipated tissue utilization. Both situations negatively impacted operating efficiencies for the three months ended June 30, 2009. Gross margin decreased from 47.5% for the three months ended June 30, 2008 to 45.7% for the three months ended June 30, 2009.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $463,000, or 3.2%, to $15.1 million for the three months ended June 30, 2009 from $14.7 million for the three months ended June 30, 2008. Marketing, general and administrative expenses increased as a percentage of revenues from 35.9% for the three months ended June 30, 2008 to 36.8% for the three months ended June 30, 2009. Domestic expense increases included payroll and benefits expense of $354,000, an increase in legal expenses of $466,000 due primarily to on-going patent litigation; offset by a decrease in distributor commissions of $792,000, as a result of lower distributions on our dental implants as compared to the prior period.

Research and Development Expenses. Research and development expenses decreased by $354,000, or 16.2%, to $1.8 million for the three months ended June 30, 2009 from $2.2 million for the three months ended June 30, 2008. As a percentage of revenues, research and development expenses decreased from 5.4% for the three months ended June 30, 2008 to 4.5% for the three months ended June 30, 2009. The decrease was primarily due to lower studies and research expenses of $258,000, offset by an increase in domestic payroll and benefits expense of $102,000. Research and development expenses associated with the TMI German operations decreased $125,000 as compared to the prior period.

Restructuring Charges. As a result of the merger with TMI, we implemented a formal restructuring plan which resulted in $0 expense for the three months ended June 30, 2009 compared to $82,000 for the three months ended June 30, 2008. These expenses in the prior period represent severance benefits.

Asset Abandonments. Asset abandonments were $83,000 for the three months ended June 30, 2009, which was primarily due to the disposal of non-productive assets.

Net Other Expense. Net other expense was $185,000 for the three months ended June 30, 2009 compared to $26,000 for the three months ended June 30, 2008. Interest expense decreased by $68,000 for the three months ended June 30, 2009 to $130,000 from $198,000 for the three months ended June 30, 2008 due to lower interest paid on long-term obligations. Interest income decreased by $94,000 for the three months ended June 30, 2009 to $87,000 from $181,000 for the three months ended June 30, 2008 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents than the comparable prior year period. Foreign exchange loss increased $133,000 to $142,000 for the three months ended June 30, 2009 compared to $9,000 for the three months ended June 30, 2008 due to the weakening of the value of the U.S. dollar versus the Euro.

Income Tax Provision. Income tax provision for the three months ended June 30, 2009 was $551,000 compared to $950,000 for the three months ended June 30, 2008. Our effective tax rate for the three months ended June 30, 2009 and 2008 was 35.1% and 38.7%, respectively. Our effective tax rate for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 decreased primarily as a result of increased profitability with the TMI processing facility in Germany with lower associated tax rates.

Six Months Ended June 30, 2009 Compared With Six Months Ended June 30, 2008

Revenues. Our total revenues increased $9.0 million, or 12.7%, to $79.8 million for the six months ended June 30, 2009 compared to $70.7 million for the six months ended June 30, 2008.

Spine - Revenues from spinal implants increased $1.9 million, or 10.0%, to $20.7 million for the six months ended June 30, 2009 compared to $18.8 million for the six months ended June 30, 2008. Spine revenues increased primarily due to distributions of new products to distributors. Unit volumes were up 7.5% primarily as a result of higher distributions of cervical grafts to both current and new distributors. Average revenue per unit increased 2.3% due to changes in product mix.

Sports Medicine - Revenues from sports medicine implants increased $516,000, or 2.7%, to $19.7 million for the six months ended June 30, 2009 compared to $19.2 million for the six months ended June 30, 2008. Sports medicine revenues increased primarily as a result of increases in average revenue per unit of 5.4% due to changes in product mix, slightly offset by lower unit volumes of 2.6%.

Dental - Revenues from dental implants increased $2.9 million, or 24.9%, to $14.6 million for the six months ended June 30, 2009 compared to $11.7 million for the six months ended June 30, 2008. The increase is primarily attributable to six months of dental revenues for the period ended June 30, 2009 versus four months in 2008 as we did not offer dental implants prior to our merger with TMI, which closed on February 27, 2008.

Surgical Specialties - Revenues from surgical specialty implants increased $4.7 million, or 72.4%, to $11.2 million for the six months ended June 30, 2009 compared to $6.5 million for the six months ended June 30, 2008. Surgical specialty revenues increased primarily as a result of increases in average revenue per unit of 15.1% and higher unit volumes of 49.7%. However, we did not offer surgical specialty implants (hernia repair, breast reconstruction, ear, nose and throat, urology, and ophthalmology) prior to our merger with TMI, which closed on February 27, 2008.

Bone Graft Substitutes - Revenues from bone graft substitutes decreased $1.1 million, or 12.7%, to $7.6 million for the six months ended June 30, 2009 compared to $8.7 million for the six months ended June 30, 2008. Bone graft substitutes revenues decreased primarily due to delays in launching new products and an unfavorable impact on distribution mix resulting from higher unit volumes with Zimmer Dental which have lower average revenues per unit. Average revenue per unit decreased 32.2% due to changes in product mix, offset by higher unit volumes of 28.8%.

General Orthopedic - Revenues from general orthopedic implants increased $1.3 million or 54.6%, to $3.6 million for the six months ended June 30, 2009 compared to $2.3 million for the six months ended June 30, 2008. The increase is primarily attributable to revenues associated with TMI German operations for the six months ended June 30, 2009 versus four months in 2008.

Other Revenues - Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, decreased by $1.2 million, or 32.9%, to $2.3 million for the six months ended June 30, 2009 compared to $3.5 million for the six months ended June 30, 2008 primarily due to lower tissue recovery fees. Prior to the merger with TMI on February 28, 2008, we were also recovering tissue for TMI.

For the six months ended June 30, 2009, foreign currency exchange fluctuations resulted in a decrease in total revenues of $1.2 million due to a 12.8% decline in the value of the U.S. dollar versus the Euro as compared to the prior year period.

Costs of Processing and Distribution. Costs of processing and distribution increased by $5.3 million, or 14.1%, to $42.8 million for the six months ended June 30, 2009. As a percentage of revenues, costs of processing and distribution increased from 53.0% for the six months ended June 30, 2008 to 53.7% for the six months ended June 30, 2009.

The increase in cost of processing and distribution was primarily due to unfavorable changes in distribution mix as product lines with lower gross margins increased as a percentage of total revenues. In general, our sports medicine and dental product lines have the highest gross margins. Gross margin decreased from 47.0% for the six months ended June 30, 2008 to 46.3% for the six months ended June 30, 2009.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $4.9 million, or 19.6%, to $30.1 million for the six months ended June 30, 2009 from $25.1 million for the six months ended June 30, 2008. Marketing, general and administrative expenses increased as a percentage of revenues from 35.5% for the six months ended June 30, 2008 to 37.7% for the six months ended June 30, 2009. The increase is primarily attributable to including six months of TMI expenses in 2009 versus four months in the prior year. Domestic increases included payroll and benefits expense of $1.0 million, an increase in legal expenses of $1.1 million due primarily to on-going patent litigation, an increase in travel of $262,000, an increase in marketing programs of $220,000, an increase in bank charges and bad debt expense of $346,000, and an increase in utilities, rent and insurance of $207,000. Marketing, general and administrative expenses associated with the TMI German and French business operations increased $1.4 million as compared to the prior period primarily attributable to including six months of TMI expenses in 2009 versus four months in the prior year.

Research and Development Expenses. Research and development expenses decreased by $447,000, or 10.9%, to $3.7 million for the six months ended June 30, 2009 from $4.1 million for the six months ended June 30, 2008. As a percentage of revenues, research and development expenses decreased from 5.8% for the six months ended June 30, 2008 to 4.6% for the six months ended June 30, 2009. The decrease was primarily due to lower studies and research expenses of $537,000, lower legal and consulting expenses of $187,000, offset by an increase in domestic payroll and benefits expense of $272,000.

Restructuring Charges. As a result of the merger with TMI we implemented a formal restructuring plan which resulted in $42,000 of expenses for the six months ended June 30, 2009 compared to $450,000 for the six months ended June 30, 2008. These expenses represent severance benefits.

Asset Abandonments. Asset abandonments were $83,000 for the six months ended June 30, 2009, which was primarily due to the disposal of non-productive assets.

Net Other Expense. Net other expense was $92,000 for the six months ended June 30, 2009 compared to $37,000 for the six months ended June 30, 2008. Interest expense decreased by $120,000 for the six months ended June 30, 2009 to $253,000 from $373,000 for the six months ended June 30, 2008 due to lower interest paid on long-term obligations. Interest income decreased by $165,000 for the six months ended June 30, 2009 to $198,000 from $363,000 for the six months ended June 30, 2008 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents than the comparable prior year period. Foreign exchange loss was $37,000 for the six months ended June 30, 2009 compared to $27,000 for the six months ended June 30, 2008 due to the weakening of the value of the U.S. dollar versus the Euro.

Income Tax Provision. Income tax provision for the six months ended June 30, 2009 was $960,000 compared to $1.3 million for the six months ended June 30, 2008. Our effective tax rate for the six months ended June 30, 2009 and 2008 was 31.9% and 38.4%, respectively. Our effective tax rate for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 decreased primarily as a result of increased profitability with the TMI processing facility in Germany with lower associated tax rates.

Liquidity and Capital Resources

Cash Flows - Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008.

Our cash provided by operating activities was $2.4 million for the three month period ended June 30, 2009, compared to cash used in operating activities of $689,000 for the three month period ended June 30, 2008. The cash provided by operating activities was primarily due to strong collections on accounts receivable and an increase in accounts payable due to the timing of payments to certain vendors, partially offset by an investment in inventories primarily due to the following: 1) to increase inventories of human dermis tissue to support the growing surgical specialties business, and 2) to build inventories of spine implants in both tissue in process and implantable donor tissue in anticipation of the installation of new processing equipment in late June and early July 2009.

At June 30, 2009, we had 36 days of revenues outstanding in trade accounts receivable, an increase of 1 day compared to December 31, 2008. At June 30, 2009, we had 334 days of inventory on hand, an increase of 40 days compared to December 31, 2008.

Our cash used in investing activities was $1.7 million for the three month period ended June 30, 2009, compared to cash provided by investing activities of $3.5 million for the three month period ended June 30, 2008. Our investing activities for the three month period ended June 30, 2009 consisted primarily of purchases of property, plant and equipment of $1.6 million. Our investing activities for the three months ended June 30, 2008 consisted primarily of purchases of property, plant and equipment of $1.3 million, offset by proceeds from the sale of marketable securities of $5.2 million.

Our cash provided by financing activities was $365,000 for the three months ended June 30, 2009 compared to cash used in financing activities of $359,000 for the three month period ended June 30, 2008. Cash provided by financing activities for the three months ended June 30, 2009 consisted primarily of net payments on short-term obligations of $1.6 million and payments on long-term obligations of $2.1 million, offset by proceeds from long-term obligations of $4.0 million. Cash used in financing activities for the three months ended June 30, 2008 consisted of payments on long-term obligations of $1.5 million, offset by proceeds from exercise of stock options of $1.2 million.

Cash Flows - Six Months Ended June 30, 2009 Compared With Six Months Ended June 30, 2008.

Our cash used in operating activities was $4.2 million for the six month period ended June 30, 2009, compared to $849,000 for the six month period ended June 30, 2008. The increase in cash used in operating activities was primarily due to an increase inventories of human dermis tissue to support the growing surgical specialties business, partially offset by an increase in accounts payable due to the timing of payments to certain vendors.

At June 30, 2009, we had 36 days of revenue outstanding in trade accounts receivable, an increase of 1 day compared to December 31, 2008. At June 30, 2009, we had 334 days of inventory on hand, an increase of 40 days compared to December 31, 2008.

Our cash used in investing activities was $2.1 million for the six month period ended June 30, 2009, compared to cash provided by investing activities of $4.3 million for the six month period ended June 30, 2008. Our investing activities for the six month period ended June 30, 2009 consisted primarily of purchases of property, plant and equipment of $1.9 million. Our investing activities for the six months ended June 30, 2008 consisted primarily of purchases of property, plant and equipment of $2.1 million, offset by cash acquired with the merger with TMI, net of transaction costs of $1.3 million, and proceeds from the sale of marketable securities of $5.2 million.

Our cash provided by financing activities was $348,000 for the six months ended June 30, 2009 compared to cash used in financing activities of $684,000 for the six month period ended June 30, 2008. Cash provided by financing activities for the six months ended June 30, 2009 consisted primarily of net payments on short-term obligations of $2.9 million and payments on long-term obligations of $2.4 million, offset by proceeds from long-term obligations of $5.5 million. Cash used in financing activities for the six months ended June 30, 2008 consisted of payments on long-term obligations of $2.2 million, offset by proceeds from exercise of stock options of $1.5 million.

Liquidity.

As of June 30, 2009, we had $14.2 million of cash and cash equivalents. In July 2009 we received $8.0 million in fees for new exclusive distribution rights. We believe that our working capital as of June 30, 2009, together with the subsequent payment in July, anticipated cash generated from operations and our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

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

On May 14, 2007, we entered into an exclusive distribution agreement with Zimmer with an initial term of 10 years, relating to certain new bone graft substitutes products. As part of the agreement, Zimmer has agreed to make three payments to us totaling $5.0 million for the aforementioned exclusive distribution rights, and maintain certain minimum order volumes commencing in 2010. The first payment of $1.0 million was made at the time of entering the agreement. The second payment of $2.0 million was made in the first quarter of 2008. As a result of a product launch delay, the final payment of $2.0 million is expected to be paid in the third quarter of 2009. The $5.0 million exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation.

The Company’s short-term and long-term obligations and availability of credit at June 30, 2009 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Short-term:
Revolving credit facilities	$1,201	$1,187
Long-term:
Revolving credit facility	2,000	4,703
Long-term obligations	6,000	—
Capital leases	240	—

Total debt	$9,441	$5,890

On June 11, 2009, the Company, together with its subsidiaries Tutogen Medical, Inc. and Tutogen Medical (United States), Inc., entered into an amended credit agreement with Mercantile Bank, a division of Carolina First Bank. The amended agreement provided for an additional term loan to finance certain new equipment of $848,000 maturing on June 11, 2013, subject to acceleration upon the occurrence of an event of default, including but not limited to a failure to maintain certain financial ratios. The additional term loan is payable monthly at $18,000 plus interest at prime rate plus 1.3%.

The revolving credit facility with a U.S. bank contains various restrictive covenants which limit, among other things, indebtedness, liens and minimum cash balances. Under the agreement, the credit facility and term loans are secured by the Company’s domestic accounts receivable, inventory and certain processing equipment. The Company is required to maintain an average cash balance of $5.0 million with the financial institution.

Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1.7 million Euros (1.0 million Euros, 500,000 Euros, and 200,000 Euros, respectively), or approximately $2.4 million for working capital needs. The 1.0 million Euro revolving credit facility is secured by a mortgage on the Company’s German facility and a 4.0 million Euro guarantee by TMI. The 500,000 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary.

In 2008, the Company entered into a financing agreement with a German bank to finance the expansion of its processing facility in Germany. The agreement called for an interim line of credit of up to 900,000 Euros or approximately $1.3 million while the expansion is being completed. The line of credit was converted to a term loan in June 2009.

The Company was in compliance with all covenants related to its credit facilities and term loans as of June 30, 2009.

At June 30, 2009, the Company had an outstanding interest rate swap agreement relating to the German term loan of 688,000 Euros, or $1.0 million maturing March 31, 2012. Under this agreement, the Company pays a fixed interest rate of 5.15%. Payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant.

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

In the United States and Germany, the Company is exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. Except for an interest rate swap associated with 688,000 Euros (or $1.0 million) of long term debt over six years that was started March 31, 2006, the Company does not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, the Company is subject to changes in interest rates. Based on June 30, 2009 outstanding intercompany balances, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on June 30, 2009 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We refer you to Part I, Item 1, note 13 entitled “Commitments and Contingencies.”

Item 1A.	Risk Factors

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 21, 2009, we held our Annual Meeting of Stockholders. The matter was voted on at the meeting and the results of the vote are as follows:

Election of two directors for a three year term expiring 2012:

Name	Term	Votes For	Withhold Authority
Philip R. Chapman	3 years expiring 2012	43,735,855	493,351
Gregory P. Rainey	3 years expiring 2012	43,811,186	418,020

The term of office of the Company’s other directors continued following the Annual Meeting of Stockholders. These continuing directors are as follows:

Name	Term
Brian K. Hutchison	Expiring 2010
David J. Simpson	Expiring 2010
Julianne Bowler	Expiring 2010
Roy D. Crowninshield	Expiring 2010
Peter F. Gearen	Expiring 2011
Michael J. Odrich	Expiring 2011
Adrian J. R. Smith	Expiring 2011
Udo Henseler	Expiring 2011

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.23	First Amendment to the Credit Agreement, dated June 11, 2009, between RTI Biologics, Inc. and Mercantile Bank.

31.1	Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 4, 2009