Form 10-Q
period 2009-09-30
RTI Biologics, Inc.
filed 2009-11-02
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Shares of common stock, $0.001 par value, outstanding on October 26, 2009: 54,550,422

RTI BIOLOGICS, INC.

FORM 10-Q For the Quarter Ended September 30, 2009

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets

Current Assets:
Cash and cash equivalents	$20,443	$20,076
Accounts receivable - less allowances of $1,423 at September 30, 2009 and $1,735 at December 31, 2008	16,039	14,668
Inventories - net	92,334	75,182
Prepaid and other current assets	4,827	4,044
Deferred tax assets - net	14,134	17,740

Total current assets	147,777	131,710

Property, plant and equipment - net	47,462	47,622
Deferred tax assets - net	10,364	7,348
Goodwill	134,688	134,432
Other intangible assets - net	11,702	12,675
Other assets - net	672	293

Total assets	$352,665	$334,080

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$21,871	$16,915
Accrued expenses	14,069	16,539
Short-term obligations	1,759	4,166
Deferred tax liabilities	13	—
Current portion of deferred revenue	2,096	2,264
Current portion of long-term obligations	2,262	1,637

Total current liabilities	42,070	41,521

Long-term obligations - less current portion	6,961	3,183
Other long-term liabilities	4,883	4,183
Deferred tax liabilities	406	129
Deferred revenue	10,328	4,014

Total liabilities	64,648	53,030

Stockholders’ Equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 54,550,422 and 54,226,706 shares issued and outstanding, respectively	55	55
Additional paid-in capital	405,706	403,746
Accumulated other comprehensive loss	(124)	(765)
Accumulated deficit	(117,606)	(121,972)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	288,017	281,050

Total liabilities and stockholders’ equity	$352,665	$334,080

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Fees from tissue distribution	$41,556	$37,674	$118,961	$104,917
Other revenues	1,257	860	3,606	4,355

Total revenues	42,813	38,534	122,567	109,272
Costs of processing and distribution	22,199	20,587	65,003	58,113

Gross profit	20,614	17,947	57,564	51,159

Expenses:
Marketing, general and administrative	14,812	15,255	44,876	40,388
Research and development	2,187	2,059	5,843	6,161
Restructuring charges	—	—	42	450
Asset abandonments	125	—	208	—

Total expenses	17,124	17,314	50,969	46,999

Operating income	3,490	633	6,595	4,160

Other (expense) income:
Interest expense	(138)	(174)	(391)	(547)
Interest income	20	93	218	455
Foreign exchange (loss) gain	(221)	73	(258)	46

Total other expense - net	(339)	(8)	(431)	(46)

Income before income tax provision	3,151	625	6,164	4,114
Income tax provision	(838)	(237)	(1,798)	(1,577)

Net income	$2,313	$388	$4,366	$2,537

Net income per common share - basic	$0.04	$0.01	$0.08	$0.05

Net income per common share - diluted	$0.04	$0.01	$0.08	$0.05

Weighted average shares outstanding - basic	54,386,604	53,970,491	54,287,007	48,514,294

Weighted average shares outstanding - diluted	54,954,665	55,741,321	54,729,147	50,384,655

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net income	$2,313	$388	$4,366	$2,537
Adjustments to reconcile net income to net cash			—
provided by (used in) operating activities:			—
Depreciation and amortization expense	1,734	2,438	5,415	6,017
Amortization of deferred financing costs	19	43	54	128
Provision for bad debts and product returns	27	640	157	586
Provision for inventory write-downs	1,077	803	1,764	1,594
Amortization of deferred revenue	(770)	(594)	(1,852)	(1,473)
Deferred income tax provision	974	58	841	878
Stock-based compensation	423	381	1,259	1,236
Tax benefit attributable from exercise of stock options	183	151	211	380
Excess tax benefit from exercise of stock options	(176)	(2)	(186)	(231)
Asset abandonments	125	3	208	3
Write-off of capitalized patent expenses	—	19	—	19
Change in assets and liabilities:
Accounts receivable	(570)	2,125	(1,452)	(51)
Inventories	(4,265)	(5,302)	(18,598)	(12,688)
Prepaid and other current assets	124	340	(744)	1,680
Other assets	10	359	(427)	57
Accounts payable	(3,250)	(1,150)	4,267	1,477
Accrued expenses	(462)	(442)	(2,600)	(2,686)
Other long-term liabilities	21	70	692	16
Deferred revenue	8,000	—	8,000	—

Net cash provided by (used in) operating activities	5,537	328	1,375	(521)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,138)	(1,838)	(3,046)	(3,929)
Cash acquired in merger, net of transaction costs	—	(389)	—	879
Proceeds from sale of marketable securities	—	—	—	5,192
Proceeds from sale of property, plant and equipment	—	—	18	63
Patent costs	(99)	(75)	(323)	(215)

Net cash (used in) provided by investing activities	(1,237)	(2,302)	(3,351)	1,990

Cash flows from financing activities:
Proceeds from exercise of common stock options	416	729	515	2,208
Excess tax benefit from exercise of common stock options	176	2	186	231
Net proceeds from short-term obligations	445	2,025	—	1,785
Net payments on short-term obligations	—	—	(2,437)	—
Proceeds from long-term obligations	3,029	—	8,578	—
Payments on long-term obligations	(2,162)	(541)	(4,590)	(2,693)

Net cash provided by financing activities	1,904	2,215	2,252	1,531

Effect of exchange rate changes on cash and cash equivalents	72	(11)	91	(2)

Net increase in cash and cash equivalents	6,276	230	367	2,998
Cash and cash equivalents, beginning of period	14,167	21,328	20,076	18,560

Cash and cash equivalents, end of period	$20,443	$21,558	$20,443	$21,558

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2009

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total

BALANCE, DECEMBER 31, 2008	$55	$403,746	$(765)	$(121,972)	$(14)	$281,050

Net income	—	—	—	4,366	—	4,366
Foreign currency translation adjustment	—	—	641	—	—	641

Comprehensive income for the nine months ended September 30, 2009	—	—	641	4,366	—	5,007
Exercise of common stock options	—	515	—	—	—	515
Stock-based compensation	—	1,259	—	—	—	1,259
Income tax benefit from nonqualified stock option exercises	—	186	—	—	—	186

BALANCE, SEPTEMBER 30, 2009	$55	$405,706	$(124)	$(117,606)	$(14)	$288,017

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

1. Operations and Organization

We use natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue, and bovine animal tissue in producing allograft and xenograft implants utilizing proprietary BIOCLEANSE® and TUTOPLAST® sterilization processes, for distribution to hospitals and surgeons. We process at two facilities in Alachua, Florida and one facility in Germany and distribute our products and services in all 50 states and in over 31 countries worldwide.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 820 Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB ASC 820 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted FASB ASC 820 for financial assets and liabilities in the first quarter of 2008 with no material impact to its condensed consolidated financial statements. The Company’s financial assets and liabilities consist of cash and cash equivalents, accounts receivable, accounts payable, debt, and certain current liabilities. Fair value for these instruments is based on readily available market prices. The Company adopted FASB ASC 820 fair value measurements for non-financial assets and non-financial liabilities in the first quarter of 2009 with no impact to its condensed consolidated financial statements. The Company did not elect fair value accounting for any non-financial assets or non-financial liabilities during the nine months ended September 30, 2009.

In 2007, the FASB issued FASB ASC 810 Consolidation (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51), which significantly changes the financial accounting and reporting of noncontrolling (or minority) interests of a subsidiary in consolidated financial statements. The Company adopted FASB ASC 810 in the first quarter of 2009 with no impact to its condensed consolidated financial statements. The Company had no outstanding noncontrolling interests or unconsolidated subsidiaries during the nine months ended September 30, 2009.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

In December 2007, the FASB issued FASB ASC 805 Business Combinations (formerly SFAS No. 141(R), Business Combinations), which is intended to improve the relevance, representational faithfulness and comparability of information provided in financial reports about business combinations. FASB ASC 805 requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of acquisition, effectively eliminating the practice of allocating costs to assets acquired and liabilities assumed based on their estimated fair values as stipulated by FASB ASC 805. Costs incurred to effect the acquisition, previously considered in the aforementioned cost-allocation process, are to be recognized as a component of earnings. FASB ASC 805 is effective for acquisitions consummated on or after January 1, 2009. The Company adopted FASB ASC 805 in the first quarter of 2009 with no impact to its condensed consolidated financial statements. No businesses were acquired by the Company during the nine months ended September 30, 2009.

In May 2009, the FASB issued FASB ASC 855 Subsequent Events (formerly SFAS No. 165, Subsequent Events). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted FASB ASC 855 during the three months ended June 30, 2009. The Company evaluated subsequent events through the issuance date of the financial statements, November 2, 2009, and identified no subsequent events.

In June 2009, the FASB issued FASB ASC 105 Generally Accepted Accounting Principles (formerly SFAS No. 168 The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162). FASB ASC 105 establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. FASB ASC 105, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted FASB ASC 105 during the three months ended September 30, 2009 with no impact to its condensed consolidated financial statements, except for the changes related to the referencing of financial standards.

3. Other Intangible Assets

Other intangible assets are as follows:

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	4,415	831	4,256	698
Acquired exclusivity rights	2,941	1,207	2,941	928
Acquired licensing rights	4,900	583	4,900	58
Procurement contracts	1,755	314	1,755	262
Selling and marketing relationships	500	153	500	100
Customer lists	413	359	399	278
Non-compete agreements	275	76	275	55
Trademarks	58	32	58	30

Total	$15,257	$3,555	$15,084	$2,409

Amortization expense of other intangible assets for the three months ended September 30, 2009 and 2008 was $359 and $526, respectively, and for the nine months ended September 30, 2009 and 2008 was $1,135 and $1,377, respectively. Management estimates amortization expense of $1,600 per year for the next five years.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

4. Stock-Based Compensation

The Company has four stock-based compensation plans under which employees, consultants and outside directors have received stock options and other equity-based awards. For the three and nine months ended September 30, 2009, 25,000 and 885,000, respectively, of stock options were granted under the plans. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest over a one to five year period from the date of grant.

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

1998 Stock Option Plan—In July 1998, the Company adopted a stock option plan (the “1998 Plan”) which provides for the grant of incentive and nonqualified stock options to key employees, including officers and directors of the Company, and consultants and advisors. The option price per share may not be less than 100% of the fair market value of such shares on the date such option is granted. The 1998 Plan allows for up to 4,406,400 shares of common stock to be issued with respect to awards granted. New stock options may no longer be awarded under the 1998 Plan.

TMI 1996 Stock Option Plan and TMI 2006 Incentive and Non-Statutory Stock Option Plan—In connection with the merger with TMI, the Company assumed the TMI 1996 Stock Option Plan and the TMI 2006 Incentive and Non-Statutory Stock Option Plan (“TMI Plans”). The TMI Plans allow for 4,880,000 and 1,830,000 shares of common stock, respectively, which may be issued with respect to stock options granted to former TMI employees or employees of the Company hired subsequent to the TMI acquisition. New stock options may no longer be awarded under the TMI 1996 Stock Option Plan.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

Stock options outstanding, exercisable and available for grant at September 30, 2009 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	6,140,494	$6.55
Granted	885,000	3.04
Exercised	(308,516)	1.67
Forfeited or expired	(221,476)	9.02

Outstanding at September 30, 2009	6,495,502	$6.22	4.88	$3,001

Vested or expected to vest at September 30, 2009	6,117,466	$6.28	4.70	$2,766

Exercisable at September 30, 2009	4,942,105	$6.64	3.86	$1,830

Available for grant at September 30, 2009	584,935

The weighted-average fair value of options granted as determined under the Black-Scholes method during the nine months ended September 30, 2009 was $1.83 per share. The intrinsic value of a stock option at September 30, 2009 is the difference between the Company’s closing stock price on the last trading day of September 2009 and the exercise price. The aggregate intrinsic value is the intrinsic value of a stock option multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2009. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $856 and $2,263, respectively.

As of September 30, 2009, there was $3,258 of total unrecognized stock-based compensation related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.0 years.

For the three and nine months ended September 30, 2009 and 2008, the Company recognized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation:
Costs of processing and distribution	$72	$92	$216	$235
Marketing, general and administrative	326	268	968	927
Research and development	25	21	75	74

Total	$423	$381	$1,259	$1,236

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

5. Earnings Per Share

A reconciliation of the weighted-average number of shares of common stock used in the calculation of basic and diluted earnings per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic shares	54,386,604	53,970,491	54,287,007	48,514,294
Effect of dilutive securities:
Stock options	568,061	1,770,830	442,140	1,870,361

Diluted shares	54,954,665	55,741,321	54,729,147	50,384,655

For the three months ended September 30, 2009 and 2008, approximately 5,189,000 and 2,836,000, respectively, and for the nine months ended September 30, 2009 and 2008, approximately 5,508,000 and 2,914,000, respectively, of issued stock options were not included in the computation of diluted earnings per share because they were anti-dilutive since their exercise price exceeded their market price.

6. Inventories

Inventories by stage of completion are as follows:

	September 30, 2009	December 31, 2008
Unprocessed donor tissue	$27,170	$20,075
Tissue in process	43,557	39,413
Implantable donor tissue	20,079	14,094
Supplies	1,528	1,600

	$92,334	$75,182

For the three months ended September 30, 2009 and 2008, the Company had inventory write-downs of $1,077 and $803, respectively, and for the nine months ended September 30, 2009 and 2008, the Company had inventory write-downs of $1,764 and $1,594, respectively, relating primarily to product obsolescence.

7. Property, Plant and Equipment

Property, plant and equipment are as follows:

	September 30, 2009	December 31, 2008
Land	$1,917	$1,874
Buildings and improvements	43,434	43,226
Processing equipment	24,593	25,672
Office equipment, furniture and fixtures	1,585	1,401
Computer equipment and software	3,670	3,706
Construction in process	2,064	1,316
Processing equipment under capital leases	285	20

	77,548	77,215
Less accumulated depreciation and amortization	(30,086)	(29,593)

	$47,462	$47,622

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $1,375 and $1,825 for the three months ended September 30, 2009 and 2008, respectively, and $4,280 and $4,626 for the nine months ended September 30, 2009 and 2008, respectively.

8. Accrued Expenses

Accrued expenses are as follows:

	September 30, 2009	December 31, 2008
Accrued compensation	$4,144	$2,580
Accrued donor recovery fees	2,718	6,052
Accrued distributor fees and marketing commissions	1,129	1,145
Accrued severance	714	1,009
Accrued licensing fees	980	980
Accrued taxes	1,375	653
Accrued professional service fees	517	765
Other	2,493	3,355

	$14,069	$16,539

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

9. Short and Long-Term Obligations

Short and long-term obligations are as follows:

	Current Interest Rate		Maturity Date	September 30, 2009		December 31, 2008
				(Euro)	(US Dollar)	(Euro)	(US Dollar)
				(In thousands)
Short-term obligations
United States
Credit facility		(1)			$—		$1,500

Germany
Credit facilities:
Line of credit - 1	5.25%	(2)	None	€619	904	€1,023	1,442
Line of credit - 2	2.65%	(3)	None	458	668	—	—
Line of credit - 3	6.44%	(3)	None	128	187	—	—
Interim line of credit	6.00%	(3)	(7)	—	—	868	1,224

Total short-term obligations				€1,205	$1,759	€1,891	$4,166

Long-term obligations
United States
Credit facility	2.76%	(4)	2/2011		3,500		—

Term loan - 1	3.26%	(5)	2/2011		875		1,750
Term loan - 2	4.55%	(6)	6/2013		795		—

Germany
Term loans:
Senior debt	5.00%	(3)	6/2011	172	251	244	344
Construction I	5.15%	(3)	3/2012	625	912	812	1,145
Construction II	5.60%	(3)	12/2016	825	1,204	880	1,241
Construction III	5.75%	(3)	9/2012	156	228	195	275
Construction IV	4.95%	(3)	6/2014	855	1,248	—	—
Capital leases	5.00%-8.46%		5/2010 - 2/2011		210		65

Total long-term obligations				€2,633	$9,223	€2,131	$4,820

Less current portion					(2,262)		(1,637)

Long-term portion					$6,961		$3,183

(1)	Refinanced with long-term credit facility in March 2009
(2)	Fixed interest rate is negotiated annually in March
(3)	Fixed interest rates
(4)	LIBOR plus 2.5% to 3.5%
(5)	LIBOR plus 3.0%
(6)	Prime plus 1.3%
(7)	Interim line of credit converted to term loan in June 2009

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

On June 11, 2009, the Company entered into an amended credit agreement with Mercantile Bank, a division of Carolina First Bank. The amended agreement provided for an additional term loan to finance certain new equipment of $848 maturing on June 11, 2013, subject to acceleration upon the occurrence of an event of default, including but not limited to a failure to maintain certain financial ratios. The additional term loan is payable monthly at $18 plus interest at prime rate plus 1.3%.

The revolving credit facility with a U.S. bank contains various restrictive covenants which limit, among other things, indebtedness and liens and requires minimum cash balances. Under the agreement, the credit facility and term loans are secured by the Company’s domestic accounts receivable, inventory and certain processing equipment. The Company is required to maintain an average cash balance of $5,000 with the financial institution.

Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euros, or approximately $2,500 for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility and a 4,000 Euro guarantee by the Company. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary.

In 2008, the Company entered into a financing agreement with a German bank to finance the expansion of its processing facility in Germany. The agreement called for an interim line of credit of up to 900 Euros or approximately $1,300 while the expansion is being completed. The line of credit was converted to a term loan in June 2009.

The Company was in compliance with all covenants related to its credit facilities and term loans as of September 30, 2009.

At September 30, 2009, the Company had an outstanding interest rate swap agreement relating to the German term loan of 688 Euro, or $1,004 maturing March 31, 2012. Under this agreement, the Company pays a fixed interest rate of 5.15%. Payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant.

Contractual maturities of capital leases are as follows:

Capital Leases
2009	$53
2010	156
2011	1

210
Less amounts representing interest	(10)

Present value of net minimum lease payments	$200

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

As of September 30, 2009, the Company has federal net operating loss carryforwards of $20,189 that will expire in the years 2010 through 2028, as well as state net operating loss carryforwards of $26,048 that will expire in the years 2021 through 2027.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

As of September 30, 2009, the Company has research and experimentation tax credit carryforwards of $4,126 that will expire in years 2018 through 2028, as well as alternative minimum tax credit carryforwards of $577 that are carried forward indefinitely.

The Company expects the deferred tax assets of approximately $28,713, net of the valuation allowance at September 30, 2009 of $1,682, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. Valuation allowances have been recorded for certain state tax loss carryforwards as the Company does not believe that it will have future income in the state to utilize the loss carryforwards. The Company has considered the impact of prior year financial reporting losses as it relates to the realization of the remaining net deferred tax assets. Based on the weight of evidence, including various strategic initiatives such as new distribution and recovery agreements entered into, annual new product introductions, taxable income in 2007 and 2008, and forecasted taxable income in future years, management has determined that it is more likely than not that such net deferred tax assets will be realized.

11. Supplemental Disclosures of Cash Flow and Noncash Investing and Financing Activities

Selected cash payments, receipts and noncash activities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cash paid for interest	$189	$133	$380	$457
Income taxes paid	84	80	242	333
Purchases of property, plant and equipment financed through capital leases	—	—	264	—
Accrual for purchases of property, plant and equipment	822	313	822	313
Deposit applied against notes payable	—	—	—	300
Income tax benefit from non-qualified stock option exercises	183	(71)	211	(17)
Common stock issued and stock options assumed for acquisition of TMI	—	—	—	265,914

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

12. Segment Data

The Company processes human and bovine animal tissue and distributes the tissue through various distribution channels. The Company’s lines of business are comprised primarily of six product categories: spine, sports medicine, dental, surgical specialties, bone graft substitutes and general orthopedic. The following table presents revenues from tissue distribution, and other revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008 (1)
	(In thousands)
Fees from tissue distribution:
Spine	$10,857	$10,926	$31,527	$29,714
Sports medicine	9,493	8,780	29,211	27,981
Dental	6,969	7,789	21,584	19,488
Surgical specialties	8,422	5,241	19,638	11,753
Bone graft substitutes	3,913	3,044	11,532	11,775
General orthopedic	1,902	1,894	5,469	4,206
Other revenues	1,257	860	3,606	4,355

Total revenues	$42,813	$38,534	$122,567	$109,272

Domestic revenues	37,384	33,518	105,385	94,036
International revenues	5,429	5,016	17,182	15,236

Total revenues	$42,813	$38,534	$122,567	$109,272

(1)	Includes revenues of the former TMI from February 28, 2008 to September 30, 2008.

For the three months ended September 30, 2009 and 2008, the Company derived approximately 23%, and for the nine months ended September 30, 2009 and 2008, the Company derived approximately 22% and 23%, respectively, of its total revenues from Medtronic Spine.

For the three months ended September 30, 2009 and 2008, the Company derived approximately 18% and 25%, respectively, and for the nine months ended September 30, 2009 and 2008, the Company derived approximately 22% of its total revenues from Zimmer, Inc.

For the three months ended September 30, 2009 and 2008, the Company derived approximately13%, and for the nine months ended September 30, 2009 and 2008, the Company derived approximately 14% of its total revenues from foreign distribution.

As of September 30, 2009, the Company had $34,688 of property, plant and equipment located domestically, and $12,774 of property, plant and equipment located at its processing facility in Germany.

13. Commitments and Contingencies

On July 13, 2009, the Company and Davol Inc., a subsidiary of C.R. Bard, Inc. (“Davol”), amended their January 2006 distribution agreement with TMI. Under the amended agreement, 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. The $8,000 exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis, which coincides with the approximate anticipated distribution over the succeeding ten years, the initial term of the contract.

In 2008, the Company was audited by the German VAT authorities and received an assessment for 600 Euros, or $792, for the year ended December 31, 2008. For the nine months ended September 30, 2009, the Company estimates an additional potential assessment of 335 Euros, or $489. The Company believes the assessment is without merit and is vigorously challenging the assessment. The Company does not believe that it is probable that it will ultimately be required to pay the assessment to the German VAT authorities and therefore has not accrued a liability for this contingency.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2013. The facility leases generally contain renewal options and are subject to annual inflationary adjustments. The Company anticipates that most of these leases will be renewed or replaced upon expiration. Future minimum lease commitments under non-cancelable operating leases as of September 30, 2009 are as follows:

Operating Leases
2009	$384
2010	1,259
2011	1,057
2012	379
2013 and beyond	248

$3,327

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of September 30, 2009 will have a material adverse impact on its financial position or results of operations.

Biomedical Tissue Service, Ltd.—The Company has been named as a party, along with a number of other defendants, in tort based lawsuits relating to the recall of tissue recovered by Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). As of September 30, 2009, there are 897 lawsuits pending against RTI related to the recall, of which 322 were dismissed but are being appealed by the plaintiffs. As of September 30, 2009, the Company’s subsidiary TMI has a total of 98 lawsuits pending related to BTS, of which 22 were dismissed but are being appealed by the plaintiffs. These lawsuits generally allege that the Company was negligent in not discovering deficiencies in recovery practices at BTS and include related claims for matters such as misrepresentation and negligence. Where specific damages have been identified, the actions seek compensatory damages in ranges of $15,000 to $5 million and punitive damages in ranges of $75,000 to $10 million.

The Company believes that it has meritorious defenses to these claims, and will defend them vigorously. In addition, the Company believes its existing insurance should cover all litigation expenses and damage awards, if any. Product and professional liability insurance of approximately $8 million is currently available for legal fees or potential settlements relating to the BTS recall. However, if existing insurance coverage is not adequate, the legal fees and settlements for such lawsuits could have a material adverse effect on quarterly results of the Company’s operations and financial position.

Osteotech, Inc.—On September 11, 2006, Osteotech, Inc. filed a lawsuit in the United States District Court for the District of New Jersey claiming infringement of one of their patents by the Company’s BioCleanse® process. Osteotech’s complaint was subsequently amended to add another patent. The lawsuit requests 1) that the Company be enjoined permanently from infringing the patents, 2) damages, along with treble damages as a result of alleged willful infringement, and 3) reimbursement of costs and expenses and reasonable attorney fees. In addition to affirmative defenses asserted by the Company in the course of litigation, the Company filed a Motion for Partial Summary Judgment to limit potential damages alleged by Osteotech. On September 25, 2008, the Court granted the Company’s Motion, thereby precluding Osteotech from seeking pre-suit damages. Osteotech has filed for reconsideration of the motion for partial summary judgment that had been granted in the Company’s favor. Both parties have filed motions for summary judgment for which a decision remains pending. At a court mediated settlement conference on July 31, 2009, the parties reached an agreement in principle resolving the litigation. As such, Osteotech’s case has been dismissed without prejudice while the parties attempt to finalize a resolution. The Company believes the suit is without merit and will continue to vigorously defend its position if the parties are unable to finalize the agreement details. However, a finding of infringement could have a material adverse effect on the Company.

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

Management Overview

Given the macroeconomic climate, we are seeing a decline in elective surgery in our markets which is impacting our growth rates in several of our revenue categories.

Our principal goals for 2009 are to continue to develop revenue synergies resulting from the merger with TMI and building on the Company’s competitive strengths. We are focused on several long-term strategies in order to meet our goals. Among them are:

•	manage inventory levels while maintaining sufficient tissue for processing to meet customer demand;

•	rigorous expense management;

•	maintain our commitment to research and development;

•	develop new strategically targeted allograft and xenograft implants and focus clinical efforts to support their market acceptance; and

•	increase distribution in key markets.

Three and Nine Months Ended September 30, 2009 Compared With Three and Nine Months Ended September 30, 2008

	Three Months Ended September 30,		Nine Months Ended September 30,		TMI Jan 1 - Feb 27
	2009	2008	2009	2008 (1)	2008 (2)
	(In thousands)
Fees from tissue distribution:
Spine	$10,857	$10,926	$31,527	$29,714	$210
Sports medicine	9,493	8,780	29,211	27,981	53
Dental	6,969	7,789	21,584	19,488	4,957
Surgical specialties	8,422	5,241	19,638	11,753	2,148
Bone graft substitutes	3,913	3,044	11,532	11,775	—
General orthopedic	1,902	1,894	5,469	4,206	1,156
Other revenues	1,257	860	3,606	4,355	(31)

Total revenues	$42,813	$38,534	$122,567	$109,272	$8,493

Domestic revenues	37,384	33,518	105,385	94,036	5,452
International revenues	5,429	5,016	17,182	15,236	3,041

Total revenues	$42,813	$38,534	$122,567	$109,272	$8,493

(1)	Includes revenues of the former TMI from February 28, 2008 to September 30, 2008.
(2)	Revenues for TMI for the period January 1, 2008 to February 27, 2008.

Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008

Revenues. Our total revenues increased $4.3 million, or 11.1%, to a record level for the company of $42.8 million for the three months ended September 30, 2009 compared to $38.5 million for the three months ended September 30, 2008.

Spine - Revenues from spinal implants decreased $69,000, or 0.6%, to $10.9 million for the three months ended September 30, 2009 compared to $10.9 million for the three months ended September 30, 2008. Unit volumes decreased 6.6% primarily as a result of lower distributions of cervical implants, offset by higher average revenue per unit of 6.4% due primarily to changes in product mix. In addition, for the three months ended September 30, 2008, $547,000 of spine revenue distributed related to product launches to a single distributor.

Sports Medicine - Revenues from sports medicine implants increased $713,000, or 8.1%, to $9.5 million for the three months ended September 30, 2009 compared to $8.8 million for the three months ended September 30, 2008. Sports medicine revenues increased primarily as a result of higher unit volumes of 15.8%, offset by changes in distribution mix.

Dental - Revenues from dental implants decreased $820,000, or 10.5%, to $7.0 million for the three months ended September 30, 2009 compared to $7.8 million for the three months ended September 30, 2008. Dental revenues decreased primarily as a result of a decrease in unit volumes of 2.0%, and a decrease in average revenue per unit due to changes in product mix of 8.7%. Elective dental surgeries have been significantly impacted by the global economic slowdown as patients defer procedures as a result of the lack of medical insurance reimbursements in this area.

Surgical Specialties - Revenues from surgical specialty implants increased $3.2 million, or 60.7%, to $8.4 million for the three months ended September 30, 2009 compared to $5.2 million for the three months ended September 30, 2008. Surgical specialties revenues increased as a result of higher unit volumes of 6.8%, an increase in average revenue per unit of 50.4% and introduction of new products with higher average revenue per unit and price increases as we recovered higher levels of donated tissue to support this market. In July we announced a new arrangement with the Davol division of CR Bard whereby they would be distributing our implants for breast reconstruction procedures in addition to implants for hernia repair. During the quarter Davol ordered quantities for inventory in conjunction with their entry into the new market and to support growth in their hernia business.

Bone Graft Substitutes - Revenues from bone graft substitutes increased $869,000, or 28.5%, to $3.9 million for the three months ended September 30, 2009 compared to $3.0 million for the three months ended September 30, 2008. Bone graft substitutes revenues increased primarily due to higher average revenues per unit of 6.1% due to changes in product mix and higher unit volumes of 21.2%. During the quarter, we launched a new implant with one of our distributors which contributed to increased volumes.

General Orthopedic - Revenues from general orthopedic implants increased $8,000 or 0.4%, to $1.9 million for the three months ended September 30, 2009 compared to $1.9 million for the three months ended September 30, 2008.

Other Revenues - Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees and distribution of reproductions of our implants to distributors for demonstration purposes, increased by $397,000 to $1.3 million for the three months ended September 30, 2009 compared to $860,000 for the three months ended September 30, 2008.

Foreign Currency Fluctuations - For the three months ended September 30, 2009, foreign currency exchange fluctuations resulted in a decrease in total revenues of $229,000 due to a 5.1% increase in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Costs of Processing and Distribution. Costs of processing and distribution increased by $1.6 million, or 7.8%, to $22.2 million for the three months ended September 30, 2009. As a percentage of revenues, costs of processing and distribution decreased from 53.4% for the three months ended September 30, 2008 to 51.9% for the three months ended September 30, 2009.

The increase in cost of processing and distribution was due to higher volume levels and due to unfavorable changes in distribution mix as product lines with lower gross margins increased as a percentage of total revenues. In general, our sports medicine, dental and TMI German operations product lines have the highest gross margins. In addition, for the three months ended September 30, 2009, we processed significant amounts of surgical specialty tissue recovered in prior periods that resulted in lower than anticipated tissue utilization, which negatively impacted operating efficiencies for the three months ended September 30, 2009.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $443,000, or 2.9%, to $14.8 million for the three months ended September 30, 2009 from $15.3 million for the three months ended September 30, 2008. Marketing, general and administrative expenses decreased as a percentage of revenues from 39.6% for the three months ended September 30, 2008 to 34.6% for the three months ended September 30, 2009. The decrease was primarily due to lower legal expenses of $442,000, as a result of reduced patent litigation.

Research and Development Expenses. Research and development expenses increased by $128,000, or 6.2%, to $2.2 million for the three months ended September 30, 2009 from $2.1 million for the three months ended September 30, 2008. As a percentage of revenues, research and development expenses decreased from 5.3% for the three months ended September 30, 2008 to 5.1% for the three months ended September 30, 2009. The increase was primarily due to higher studies expense of $160,000.

Asset Abandonments. Asset abandonments were $125,000 for the three months ended September 30, 2009, which was primarily due to the disposal of non-productive assets.

Net Other Expense. Net other expense was $339,000 for the three months ended September 30, 2009 compared to $8,000 for the three months ended September 30, 2008. Interest expense decreased by $36,000 for the three months ended September 30, 2009 to $138,000 from $174,000 for the three months ended September 30, 2008 due to lower interest paid on long-term obligations. Interest income decreased by $73,000 for the three months ended September 30, 2009 to $20,000 from $93,000 for the three months ended September 30, 2008 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents than the comparable prior year period. Foreign exchange loss was $221,000 for the three months ended September 30, 2009 compared to foreign exchange gain of $73,000 for the three months ended September 30, 2008 due to changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the three months ended September 30, 2009 was $838,000 compared to $237,000 for the three months ended September 30, 2008. Our effective tax rate for the three months ended September 30, 2009 and 2008 was 26.6% and 37.9%, respectively. Our effective tax rate for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 decreased primarily as a result of higher research and experimentation tax credits recognized in 2009 as compared to the prior period.

Nine Months Ended September 30, 2009 Compared With Nine Months Ended September 30, 2008

Revenues. Our total revenues increased $13.3 million, or 12.2%, to $122.6 million for the nine months ended September 30, 2009 compared to $109.3 million for the nine months ended September 30, 2008.

Spine - Revenues from spinal implants increased $1.8 million, or 6.1%, to $31.5 million for the nine months ended September 30, 2009 compared to $29.7 million for the nine months ended September 30, 2008. Spine revenues increased primarily due to distributions of new products to distributors. Unit volumes were up 2.4% primarily as a result of higher distributions of cervical grafts to both current and new distributors. Average revenue per unit increased 3.6% due to changes in product mix.

Sports Medicine - Revenues from sports medicine implants increased $1.2 million, or 4.4%, to $29.2 million for the nine months ended September 30, 2009 compared to $28.0 million for the nine months ended September 30, 2008. Sports medicine revenues increased primarily as a result of higher unit volumes of 2.5% and increases in average revenue per unit of 1.8% due to changes in product mix.

Dental - Revenues from dental implants increased $2.1 million, or 10.8%, to $21.6 million for the nine months ended September 30, 2009 compared to $19.5 million for the nine months ended September 30, 2008. The increase is primarily attributable to nine months of dental revenues for the period ended September 30, 2009 versus seven months in 2008, as we did not offer dental implants prior to our merger with TMI, which closed on February 27, 2008.

Surgical Specialties - Revenues from surgical specialty implants increased $7.9 million, or 67.1%, to $19.6 million for the nine months ended September 30, 2009 compared to $11.8 million for the nine months ended September 30, 2008. Surgical specialty revenues increased primarily as a result of increases in average revenue per unit of 26.7% and higher unit volumes of 31.9% as we recovered higher levels of donated tissue to support this market. However, we did not offer surgical specialty implants (hernia repair, breast reconstruction, ear, nose and throat, urology, and ophthalmology) prior to our merger with TMI, which closed on February 27, 2008.

Bone Graft Substitutes - Revenues from bone graft substitutes decreased $243,000, or 2.1%, to $11.5 million for the nine months ended September 30, 2009 compared to $11.8 million for the nine months ended September 30, 2008. Bone graft substitutes revenues decreased primarily due to delays in launching new products and an unfavorable impact on distribution mix resulting from higher unit volumes with Zimmer Dental which have lower average revenues per unit. Average revenue per unit decreased 22.7% due to changes in product mix, offset by higher unit volumes of 26.7%.

General Orthopedic - Revenues from general orthopedic implants increased $1.3 million or 30.0%, to $5.5 million for the nine months ended September 30, 2009 compared to $4.2 million for the nine months ended September 30, 2008. The increase is primarily attributable to revenues associated with TMI German operations for the nine months ended September 30, 2009 versus seven months in 2008.

Other Revenues - Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees and distribution of reproductions of our implants to distributors for demonstration purposes, decreased by $749,000, or 17.2%, to $3.6 million for the nine months ended September 30, 2009 compared to $4.4 million for the nine months ended September 30, 2008.

Foreign Currency Fluctuations - For the nine months ended September 30, 2009, foreign currency exchange fluctuations resulted in a decrease in total revenues of $1.5 million due to a 10.2% increase in the value of the U.S. dollar versus the Euro as compared to the prior year period.

Costs of Processing and Distribution. Costs of processing and distribution increased by $6.9 million, or 11.9%, to $65.0 million for the nine months ended September 30, 2009. As a percentage of revenues, costs of processing and distribution decreased from 53.2% for the nine months ended September 30, 2008 to 53.0% for the nine months ended September 30, 2009.

The increase in cost of processing and distribution was primarily due to unfavorable changes in distribution mix as product lines with lower gross margins increased as a percentage of total revenues. In general, our sports medicine and dental product lines have the highest gross margins.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $4.5 million, or 11.1%, to $44.9 million for the nine months ended September 30, 2009 from $40.4 million for the nine months ended September 30, 2008. Marketing, general and administrative expenses decreased as a percentage of revenues from 37.0% for the nine months ended September 30, 2008 to 36.6% for the nine months ended September 30, 2009. The increase is primarily attributable to including nine months of TMI expenses in 2009 versus seven months in the prior year. Domestic increases included payroll and benefits expense of $1.3 million, an increase in legal expenses of $634,000 due primarily due to patent litigation and an increase in bank charges of $241,000. Marketing, general and administrative expenses associated with the TMI German and French business operations increased $2.0 million as compared to the prior period primarily attributable to including nine months of TMI expenses in 2009 versus seven months in the prior year.

Research and Development Expenses. Research and development expenses decreased by $318,000, or 5.2%, to $5.8 million for the nine months ended September 30, 2009 from $6.2 million for the nine months ended September 30, 2008. As a percentage of revenues, research and development expenses decreased from 5.6% for the nine months ended September 30, 2008 to 4.8% for the nine months ended September 30, 2009. The decrease was primarily due to lower studies and research expenses of $471,000 and lower legal and consulting expenses of $153,000, offset by an increase in domestic payroll and benefits expense of $406,000.

Restructuring Charges. As a result of the merger with TMI, we implemented a formal restructuring plan which resulted in $42,000 of expenses for the nine months ended September 30, 2009 compared to $450,000 for the nine months ended September 30, 2008. These expenses represent severance benefits.

Asset Abandonments. Asset abandonments were $208,000 for the nine months ended September 30, 2009, which were primarily due to the disposal of non-productive assets.

Net Other Expense. Net other expense was $431,000 for the nine months ended September 30, 2009 compared to $46,000 for the nine months ended September 30, 2008. Interest expense decreased by $156,000 for the nine months ended September 30, 2009 to $391,000 from $547,000 for the nine months ended September 30, 2008 due to lower interest paid on long-term obligations. Interest income decreased by $237,000 for the nine months ended September 30, 2009 to $218,000 from $455,000 for the nine months ended September 30, 2008 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents than the comparable prior year period. Foreign exchange loss was $258,000 for the nine months ended September 30, 2009 compared to foreign exchange gain of $46,000 for the nine months ended September 30, 2008 due to changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the nine months ended September 30, 2009 was $1.8 million compared to $1.6 million for the nine months ended September 30, 2008. Our effective tax rate for the nine months ended September 30, 2009 and 2008 was 29.2% and 38.3%, respectively. Our effective tax rate for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 decreased primarily as a result of higher research and experimentation tax credits recognized in 2009 as compared to the prior period.

Liquidity and Capital Resources

Cash Flows - Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008.

Our cash provided by operating activities was $5.5 million for the three month period ended September 30, 2009, compared to $328,000 for the three month period ended September 30, 2008. The cash provided by operating activities was primarily due to $8.0 million in fees for exclusive distribution rights and higher net income of $2.3 million, partially offset by an increase inventories of $4.3 million consisting of unprocessed human dermis tissue to support our surgical specialties business, increased implantable donor tissue relating to our sports medicine business and a decrease in accounts payable of $3.3 million due to the timing of payments to certain vendors.

At September 30, 2009, we had 37 days of revenues outstanding in trade accounts receivable, an increase of 2 days compared to December 31, 2008. At September 30, 2009, we had 340 days of inventory on hand, an increase of 46 days compared to December 31, 2008.

Our cash used in investing activities was $1.2 million for the three month period ended September 30, 2009, compared to $2.3 million for the three month period ended September 30, 2008. Our investing activities for the three month period ended September 30, 2009 consisted primarily of purchases of property, plant and equipment of $1.1 million. Our investing activities for the three months ended September 30, 2008 consisted primarily of purchases of property, plant and equipment of $1.8 million.

Our cash provided by financing activities was $1.9 million for the three months ended September 30, 2009 compared to $2.2 million for the three month period ended September 30, 2008. Cash provided by financing activities for the three months ended September 30, 2009 consisted primarily of net proceeds on short-term obligations of $445,000, proceeds on long-term obligations of $3.0 million and proceeds from exercise of common stock options of $416,000, offset by payments on long-term obligations of $2.2 million. Cash provided by financing activities for the three months ended September 30, 2008 consisted of net proceeds on short-term obligations of $2.0 million and proceeds from exercises of common stock options of $729,000, offset by payments on long-term obligations of $541,000.

Cash Flows - Nine Months Ended September 30, 2009 Compared With Nine Months Ended September 30, 2008.

Our cash provided by operating activities was $1.4 million for the nine month period ended September 30, 2009, compared to cash used in operating activities of $521,000 for the nine month period ended September 30, 2008. The cash provided by operating activities was primarily due to $8.0 million in fees for exclusive distribution rights, higher net income of 4.4 million and an increase in accounts payable of $4.3 million due to the timing of payments to certain vendors, partially offset by an investment in inventories of $18.6 million consisting of a growth in unprocessed donor tissue of $7.1 million, tissue in process of $4.1 million and implantable donor tissue of $6.0 million.

At September 30, 2009, we had 37 days of revenue outstanding in trade accounts receivable, an increase of 2 days compared to December 31, 2008. At September 30, 2009, we had 340 days of inventory on hand, an increase of 46 days compared to December 31, 2008.

Our cash used in investing activities was $3.4 million for the nine month period ended September 30, 2009, compared to cash provided by investing activities of $2.0 million for the nine month period ended September 30, 2008. Our investing activities for the nine month period ended September 30, 2009 consisted primarily of purchases of property, plant and equipment of $3.0 million. Our investing activities for the nine months ended September 30,

2008 consisted primarily of purchases of property, plant and equipment of $3.9 million, offset by cash acquired with the merger with TMI, net of transaction costs of $879,000, and proceeds from the sale of marketable securities acquired in the merger with TMI of $5.2 million.

Our cash provided by financing activities was $2.3 million for the nine months ended September 30, 2009 compared to $1.5 million for the nine month period ended September 30, 2008. Cash provided by financing activities for the nine months ended September 30, 2009 consisted primarily of net payments on short-term obligations of $2.4 million and payments on long-term obligations of $4.6 million, offset by proceeds from long-term obligations of $8.6 million and proceeds from exercise of common stock options of $515,000. Cash provided by financing activities for the nine months ended September 30, 2008 consisted primarily of net proceeds from short-term obligations of $1.8 million and proceeds from exercises of common stock options of $2.2 million, offset by payments on long-term obligations of $2.7 million.

Liquidity.

As of September 30, 2009, we had $20.4 million of cash and cash equivalents. We believe that our working capital as of September 30, 2009, together with anticipated cash generated from operations and our borrowing ability under our credit facilities, will be adequate to fund our on-going operations for the next twelve months.

Certain Commitments.

The Company’s short-term and long-term obligations and availability of credit at September 30, 2009 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Short-term:
Credit facilities	$1,759	$721

Total short-term obligations	1,759	721

Long-term:
Credit facility	3,500	4,517
Long-term obligations	5,513	—
Capital leases	210	—

Total long-term obligations	9,223	4,517

Total obligations	$10,982	$5,238

The following table provides a summary of our debt obligations, operating lease obligations, and other significant obligations as of September 30, 2009.

	Contractual Obligations Due by Period
	Total	2009	2010	2011	2012	After 2012
	(In thousands)
Debt obligations	$10,982	$2,573	$1,834	$4,694	$775	$1,106
Operating leases	3,327	384	1,259	1,057	379	248
Other significant obligations (1)	4,640	1,160	1,120	1,120	1,110	130

Total	$18,949	$4,117	$4,213	$6,871	$2,264	$1,484

(1)	These amounts consist of contractual obligations for tissue recovery, development grants and licensing fees.

The Company was in compliance with all covenants related to its credit facilities and term loans as of September 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2009. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and Germany, the Company is exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. Except for an interest rate swap associated with 688,000 Euros (or $1.0 million) of long term debt over six years that was started March 31, 2006, the Company does not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, the Company is subject to changes in interest rates. Based on September 30, 2009 outstanding intercompany balances, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on September 30, 2009 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

Date: November 2, 2009