Form 10-Q
period 2010-03-31
RTI Biologics, Inc.
filed 2010-05-05
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Shares of common stock, $0.001 par value, outstanding on April 28, 2010: 54,708,562

RTI BIOLOGICS, INC.

FORM 10-Q For the Quarter Ended March 31, 2010

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2010	December 31, 2009

Assets
Current Assets:
Cash and cash equivalents	$17,553	$17,382
Accounts receivable - less allowances of $1,303 at March 31, 2010 and $1,296 at December 31, 2009	17,885	22,228
Inventories - net	93,793	93,935
Prepaid and other current assets	3,176	2,066
Deferred tax assets - net	17,275	17,331

Total current assets	149,682	152,942

Property, plant and equipment - net	44,877	46,562
Deferred tax assets - net	7,457	7,007
Goodwill	134,681	134,681
Other intangible assets - net	11,878	12,301
Other assets - net	983	1,014

Total assets	$349,558	$354,507

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$18,909	$19,844
Accrued expenses	9,920	11,707
Short-term obligations	1,197	2,101
Deferred tax liabilities	741	839
Current portion of deferred revenue	1,526	1,645
Current portion of long-term obligations	10,142	1,862

Total current liabilities	42,435	37,998

Long-term obligations - less current portion	2,621	11,029
Other long-term liabilities	4,794	5,104
Deferred tax liabilities	137	106
Deferred revenue	10,029	10,381

Total liabilities	60,016	64,618

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized;
54,647,562 and 54,553,062 shares issued and outstanding, respectively	55	55
Additional paid-in capital	406,940	406,339
Accumulated other comprehensive loss	(1,268)	(374)
Accumulated deficit	(116,171)	(116,117)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	289,542	289,889

Total liabilities and stockholders’ equity	$349,558	$354,507

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Fees from tissue distribution	$36,894	$37,561
Other revenues	885	1,062

Total revenues	37,779	38,623
Costs of processing and distribution	20,722	20,472

Gross profit	17,057	18,151

Expenses:
Marketing, general and administrative	14,342	14,936
Research and development	2,680	1,825
Restructuring charges	—	42
Asset abandonments	15	—

Total expenses	17,037	16,803

Operating income	20	1,348

Other (expense) income:
Interest expense	(166)	(123)
Interest income	36	111
Foreign exchange gain	22	105

Total other (expense) income - net	(108)	93

(Loss) income before income tax benefit (provision)	(88)	1,441
Income tax benefit (provision)	34	(409)

Net (loss) income	$(54)	$1,032

Net income per common share - basic	$0.00	$0.02

Net income per common share - diluted	$0.00	$0.02

Weighted average shares outstanding - basic	54,569,812	54,230,264

Weighted average shares outstanding - diluted	54,569,812	54,508,207

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(54)	$1,032
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,823	1,805
Amortization of deferred financing costs	19	17
Provision for bad debts and product returns	64	18
Provision for inventory write-downs	997	453
Amortization of deferred revenue	(460)	(560)
Deferred income tax provision	(414)	(299)
Stock-based compensation	339	423
Loss on asset abandonments	15	—
Change in assets and liabilities:
Accounts receivable	4,078	(3,350)
Inventories	(1,242)	(8,355)
Prepaid and other current assets	(1,149)	(288)
Other long-term assets	—	(458)
Accounts payable	(751)	4,034
Accrued expenses	(1,649)	(1,786)
Other long-term liabilities	(298)	736

Net cash provided by (used in) operating activities	1,318	(6,578)

Cash flows from investing activities:
Purchases of property, plant and equipment	(314)	(308)
Patent costs	(117)	(112)

Net cash used in investing activities	(431)	(420)

Cash flows from financing activities:
Proceeds from exercise of common stock options	262	19
Net payments on short-term obligations	(799)	(1,235)
Proceeds from long-term obligations	2,750	1,500
Payments on long-term obligations	(2,933)	(301)

Net cash used in financing activities	(720)	(17)

Effect of exchange rate changes on cash and cash equivalents	4	—

Net increase (decrease) in cash and cash equivalents	171	(7,015)
Cash and cash equivalents, beginning of period	17,382	20,076

Cash and cash equivalents, end of period	$17,553	$13,061

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2010

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2009	$55	$406,339	$(374)	$(116,117)	$(14)	$289,889
Net loss	—	—	—	(54)	—	(54)
Foreign currency translation adjustment	—	—	(894)	—	—	(894)

Comprehensive loss for the three months ended March 31, 2010	—	—	(894)	(54)	—	(948)
Exercise of common stock options	—	262	—	—	—	262
Stock-based compensation	—	339	—	—	—	339

Balance, March 31, 2010	$55	$406,940	$(1,268)	$(116,171)	$(14)	$289,542

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

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance serving as the single source of authoritative non-governmental accounting principles generally accepted in the United States of America (the “Codification”). The codification changes the referencing of financial standards and is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted the codification during the three months ended September 30, 2009 with no impact to its condensed consolidated financial statements.

In May 2009, the FASB issued authoritative guidance that provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The guidance also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, this guidance identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this guidance as required in the second quarter of 2009.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

3. Other Intangible Assets

Other intangible assets are as follows:

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$4,433	$959	$4,433	$879
Acquired exclusivity rights	2,941	1,392	2,941	1,300
Acquired licensing rights	5,850	957	5,850	758
Procurement contracts	1,755	351	1,755	331
Selling and marketing relationships	500	187	500	170
Customer lists	381	347	406	364
Non-compete agreements	275	89	275	83
Trademarks	58	33	58	32

Total	$16,193	$4,315	$16,218	$3,917

Amortization expense of other intangible assets for the three months ended March 31, 2010 and 2009 was $390 and $375, respectively. Management estimates amortization expense of $1,600 per year for the next five years.

4. Stock-Based Compensation

The Company has four stock-based compensation plans under which employees, consultants and outside directors have received stock options and other equity-based awards. At March 31, 2010, awards relating to 6,112,247 shares were outstanding, and 787,021 shares remained available for grant of awards under our plans. For the three months ended March 31, 2010, 25,000 stock options were granted under the plans. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest over a one to five year period from the date of grant.

2004 Equity Incentive Plan—In 2004, the Company adopted an equity incentive plan (the “2004 Plan”) which provides for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company, and consultants and advisors. The option price per share may not be less than 100% of the fair market value of such shares on the date granted. The 2004 Plan allows for up to 2,000,000 shares of common stock to be issued with respect to awards granted. Awards or shares which are forfeited, surrendered or otherwise terminated are available for further awards; provided, however, that any such shares that are surrendered in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Internal Revenue Service (“IRS”) Code Section 422.

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

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

Stock options outstanding, exercisable and available for grant at March 31, 2010 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	6,259,952	$6.20
Granted	25,000	3.66
Exercised	(100,500)	2.86
Forfeited or expired	(72,205)	5.70

Outstanding at March 31, 2010	6,112,247	$6.25	4.66	$2,766

Vested or expected to vest at

March 31, 2010	6,016,246	$6.28	4.57	$2,676

Exercisable at March 31, 2010	5,052,850	$6.50	4.05	$2,063

Available for grant at March 31, 2010	787,021

Outstanding options under all option plans vest over a one to five year period. Options expire ten years from the date of grant. The weighted-average grant-date fair value of options granted for the three months ended March 31, 2010 was $2.36. The total intrinsic value of options exercised for the three months ended March 31, 2010 was $141. The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the stock option. This amount changes based on the fair market value of the Company’s stock. Cash received from option exercises for the three months ended March 31, 2010 was $262.

As of March 31, 2010, there was $2,516 of total unrecognized stock-based compensation related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.9 years.

For the three months ended March 31, 2010 and 2009, the Company recognized stock-based compensation as follows:

	Three Months Ended March 31,
	2010	2009
Stock-based compensation:
Costs of processing and distribution	$38	$72
Marketing, general and administrative	271	326
Research and development	30	25

Total	$339	$423

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

5. Earnings Per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended March 31,
	2010	2009
Basic shares	54,569,812	54,230,264
Effect of dilutive securities:
Stock options	—	277,943

Diluted shares	54,569,812	54,508,207

For the three months ended March 31, 2010 and 2009, approximately 5,083,000 and 5,165,000, respectively, of issued stock options were not included in the computation of diluted EPS because they were anti-dilutive since their exercise price exceeded their market price. For the three months ended March 31, 2010, options to purchase 355,348 shares of common stock were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported. Additionally, for the three months ended March 31, 2009 options to purchase 277,943 shares of common stock were included in the computation of diluted EPS because dilutive shares are factored into the calculation of EPS when income from continuing operations is reported.

6. Inventories

Inventories by stage of completion are as follows:

	March 31, 2010	December 31, 2009
Unprocessed donor tissue	$28,009	$26,986
Tissue in process	39,316	40,821
Implantable donor tissue	24,925	24,641
Supplies	1,543	1,487

	$93,793	$93,935

For the three months ended March 31, 2010 and 2009, the Company had inventory write-downs of $997 and $453, respectively, relating primarily to product obsolescence.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

7. Property, Plant and Equipment

Property, plant and equipment are as follows:

	March 31, 2010	December 31, 2009
Land	$1,830	$1,898
Buildings and improvements	44,245	44,713
Processing equipment	28,479	28,919
Office equipment, furniture and fixtures	2,294	2,351
Computer equipment and software	3,658	3,823
Construction in process	285	233
Equipment under capital leases: Processing equipment	285	285

	81,076	82,222
Less accumulated depreciation and amortization	(36,199)	(35,660)

	$44,877	$46,562

Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $1,433 and $1,430 for the three months ended March 31, 2010 and 2009, respectively.

8. Accrued Expenses

Accrued expenses are as follows:

	March 31, 2010	December 31, 2009
Accrued compensation	$2,323	$2,783
Accrued donor recovery fees	1,038	2,001
Accrued distributor fees and marketing commissions	1,295	1,237
Accrued severance	168	517
Accrued licensing fees	1,550	1,550
Accrued taxes	187	184
Accrued professional service fees	387	246
Other	2,972	3,189

	$9,920	$11,707

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

9. Short and Long-Term Obligations

Short and long-term obligations are as follows:

	Current Interest Rate		Maturity Date	March 31, 2010		December 31, 2009
				(Euro)	(US Dollar)	(Euro)	(US Dollar)
Short-term obligations
Germany
Credit facilities:
Line of credit - 1	5.25	% (1)	None	€248	335	€779	1,117
Line of credit - 2	3.15	% (1)	None	458	616	492	705
Line of credit - 3	6.18	% (1)	None	183	246	195	279

Total short-term obligations				€889	$1,197	€1,466	$2,101

Long-term obligations
United States
Credit facility	2.75	% (3)	2/2011		8,754		$8,004

Term loan - 1	3.25	% (4)	2/2011		125		500
Term loan - 2	4.55	% (5)	6/2013		689		741

Germany
Term loans:
Senior debt	5.00	% (2)	6/2011	123	165	147	211
Construction I	5.15	% (2)	3/2012	500	673	563	807
Construction II	5.60	% (2)	12/2016	770	1,036	770	1,104
Construction III	5.75	% (2)	9/2012	130	175	143	205
Construction IV	4.95	% (2)	6/2014	765	1,029	810	1,161
Capital leases	5.00	%-8.46%	5/2010-2/2011	—	117	—	158

Total long-term obligations				€2,288	$12,763	€2,433	$12,891

Less current portion					(10,142)		(1,862)

Long-term portion					$2,621		$11,029

(1)	Fixed interest rate is negotiated periodically for terms no less than six months
(2)	Fixed interest rates
(3)	LIBOR plus 2.5% to 3.5%
(4)	LIBOR plus 3.0%
(5)	Prime plus 1.3%

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

On June 11, 2009, the Company entered into an amended credit agreement with Mercantile Bank, a division of Carolina First Bank. The amended agreement provided for an additional term loan to finance certain equipment of $848 maturing on June 11, 2013, subject to acceleration upon the occurrence of an event of default, including but not limited to a failure to maintain certain financial ratios. The additional term loan is payable monthly at $18 plus interest at prime rate plus 1.3%.

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

Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euros, or approximately $2,300 for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility and a 4,000 Euro guarantee by the Company. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary.

The Company was in compliance with all covenants related to its credit facilities and term loans as of March 31, 2010.

At March 31, 2010, the Company had an outstanding interest rate swap agreement relating to the German term loan of 500 Euro, or $673 maturing March 31, 2012. Under this agreement, the Company pays a fixed interest rate of 5.15%. Payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant.

As of March 31, 2010, contractual maturities of long-term obligations are as follows:

	Term Loans	Capital Leases	Credit Facilities	Total
2010	$1,038	$106	$—	$1,144
2011	1,000	11	8,754	9,765
2012	731	—	—	731
2013	473	—	—	473
2014 and beyond	650	—	—	650

	$3,892	$117	$8,754	$12,763

10. Income Taxes

As of March 31, 2010, the Company has federal net operating loss carryforwards of $17,946 that will expire in the years 2010 through 2028, as well as state net operating loss carryforwards of $25,994 that will expire in the years 2021 through 2027.

As of March 31, 2010, the Company has research and experimentation tax credit carryforwards of $4,425 that will expire in years 2018 through 2028, as well as alternative minimum tax credit carryforwards of $630 that are carried forward indefinitely.

The Company expects the deferred tax assets of approximately $24,841, net of the valuation allowance at March 31, 2010 of $1,137, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. Valuation allowances have been recorded for certain state tax loss carryforwards as the Company does not believe that it will have future income in the state to utilize the tax loss carryforwards.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

11. Supplemental Disclosures of Cash Flow and Noncash Investing and Financing Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended March 31,
	2010	2009
Cash paid for interest	$145	$74
Income taxes paid	139	118
Purchases of property, plant and equipment financed through capital leases	—	264
Accrual for purchases of property, plant and equipment	219	781

12. Segment Data

The Company processes human and bovine animal tissue and distributes the tissue through various distribution channels. The Company’s one line of business is comprised primarily of six product categories: spine, sports medicine, dental, surgical specialties, bone graft substitutes and general orthopedic. The following table presents revenues from tissue distribution and other revenues:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Fees from tissue distribution:
Spine	$6,510	$9,779
Sports medicine	10,339	9,375
Dental	7,032	7,293
Surgical specialties	6,155	4,827
Bone graft substitutes	4,383	3,862
General orthopedic	2,475	2,425
Other revenues	885	1,062

Total revenues	$37,779	$38,623

Domestic revenues	32,991	32,309
International revenues	4,788	6,314

Total revenues	$37,779	$38,623

For the three months ended March 31, 2010 and 2009, the Company derived approximately 14% and 24%, respectively, of its total revenues from Medtronic, Inc.

For the three months ended March 31, 2010 and 2009, the Company derived approximately 22% and 23%, respectively, of its total revenues from Zimmer, Inc.

For the three months ended March 31, 2010 and 2009, the Company derived approximately 13% and 16%, respectively, of its total revenues from foreign distribution.

As of March 31, 2010, the Company had $33,382 of property, plant and equipment located domestically, and $11,495 of property, plant and equipment located at its processing facility in Germany.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

13. Commitments and Contingencies

On July 13, 2009, the Company and Davol Inc., a subsidiary of C.R. Bard, Inc. (“Davol”), amended their previous distribution agreement with TMI. Under the amended agreement, 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In 2006, Davol paid TMI $3,300 in fees under the previous agreement for exclusive distribution rights of human dermis for hernia repair. The $8,000 and the remaining $456 of exclusivity payments has been deferred and is being recognized as other revenue on a straight-line basis over ten years, the initial term of the contract.

In 2008, the Company was audited by the German VAT authorities and received an assessment for 600 Euro, or $807, for the year ended December 31, 2008. The Company estimates additional potential assessments of 1,580 Euros and 239 Euros, or $2,125 and $322 for the year ended December 31, 2009 and quarter ended March 31, 2010, respectively. The Company does not believe that it is probable that it will ultimately be required to pay the assessment to the German VAT authorities.

The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2016. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2010 are as follows:

Operating Leases
2010	$1,261
2011	1,018
2012	605
2013	266
2014 and beyond	106

$3,256

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2010 will have a material adverse impact on its financial position or results of operations.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

14. Subsequent Events

2010 Equity Incentive Plan—On April 20, 2010, the Company’s stockholders approved and adopted the RTI Biologics, Inc. 2010 Equity Incentive Plan, (the “2010 Plan”). The 2010 Plan provides for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company, and consultants and advisors. The option or grant of restricted stock price per share may not be less than 100% of the fair market value of such shares on the date granted. The 2010 Plan allows for up to 5,000,000 shares of common stock to be issued with respect to awards granted. Awards or shares which are forfeited, surrendered or otherwise terminated are available for further awards; provided, however, that any such shares that are surrendered in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under IRS Code Section 422.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

Stock Option Grant—On April 20, 2010, employees, officers, and outside directors of the Company were granted 799,000 stock options at an exercise price of $4.30.

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

Our principal goals for 2010 are to build on our competitive strengths in the marketplace to increase revenues, profitability and cash flow as we focus on improved operational efficiency, productivity and asset management. In addition, after making significant investments in inventories in 2009, we will continue to implement procedures and processes to allow us to reduce inventories and generate positive cash flow from operations.

During 2010 we will maintain our commitment to research and development and introduce new strategically targeted allograft and xenograft implants and focus clinical efforts to support their market acceptance.

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Fees from tissue distribution:
Spine	$6,510	$9,779
Sports medicine	10,339	9,375
Dental	7,032	7,293
Surgical specialties	6,155	4,827
Bone graft substitutes	4,383	3,862
General orthopedic	2,475	2,425
Other revenues	885	1,062

Total revenues	$37,779	$38,623

Domestic revenues	32,991	32,309
International revenues	4,788	6,314

Total revenues	$37,779	$38,623

Revenues. Our total revenues decreased $844,000, or 2.2%, to $37.8 million for the three months ended March 31, 2010 compared to $38.6 million for the three months ended March 31, 2009.

Spine—Revenues from spinal allografts decreased $3.3 million, or 33.4%, to $6.5 million for the three months ended March 31, 2010 compared to $9.8 million for the three months ended March 31, 2009. Spine revenues decreased primarily as a result in unit volumes decreases of 33% due to an inventory reduction of approximately $4.0 million from our largest distributor.

Sports Medicine—Revenues from sports medicine allografts increased $1 million, or 10.3%, to $10.3 million for the three months ended March 31, 2010 compared to $9.4 million for the three months ended March 31, 2009. Sports medicine revenues increased primarily as a result of higher unit volumes of 17.8%, and lower average revenue per unit of 6.4%, due primarily to changes in product mix.

Dental—Revenues from dental allografts decreased $261,000, or 3.6%, to $7.0 million for the three months ended March 31, 2010 compared to $7.3 million for the three months ended March 31, 2009. Dental revenues decreased primarily as a result of a decrease in unit volumes of 1.7%, and a decrease in average revenue per unit due to changes in product mix of 1.9%. Elective dental surgeries have been significantly impacted by the global economic slowdown as patients continue to defer procedures as a result of the lack of medical insurance reimbursements in this area.

Surgical Specialties—Revenues from surgical specialty allografts increased $1.3 million, or 27.5%, to $6.2 million for the three months ended March 31, 2010 compared to $4.8 million for the three months ended March 31, 2009. Surgical specialties revenues increased as a result of higher unit volumes of 5.7%, and an increase in average revenue per unit of 20.6%. These increases are the result of an introduction of new products with higher average revenue per unit related to a new arrangement with the Davol in July 2009, whereby they are distributing our allografts for breast reconstruction procedures in addition to allografts for hernia repair. During the quarter Davol ordered quantities for inventory in conjunction with their entry into the new market and to support growth in their hernia business.

Bone Graft Substitutes—Revenues from bone graft substitutes increased $521,000, or 13.5%, to $4.4 million for the three months ended March 31, 2010 compared to $3.9 million for the three months ended March 31, 2009. Bone graft substitutes revenues increased primarily due to higher average revenues per unit of 28.2% due to changes in product mix, which was partially offset by decreases in unit volumes of 11.5%.

General Orthopedic—Revenues from general orthopedic allografts increased $50,000 or 2.1%, to $2.5 million for the three months ended March 31, 2010 compared to $2.4 million for the three months ended March 31, 2009. General Orthopedic revenues increases primarily due to higher unit volumes of 8.4%, which was partially offset by lower average revenues per unit of 5.9%.

Other Revenues—Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees and distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees, decreased by $177,000 to $885,000 for the three months ended March 31, 2010 compared to $1.1 million for the three months ended March 31, 2009.

Foreign Currency Fluctuations—For the three months ended March 31, 2010, foreign currency exchange fluctuations resulted in a increase in total revenues of $248,000 due to a 5.9% increase in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Costs of Processing and Distribution. Costs of processing and distribution increased by $250,000, or 1.2%, to $20.7 million for the three months ended March 31, 2010. As a percentage of revenues, costs of processing and distribution increased from 53.0% for the three months ended March 31, 2009 to 54.9% for the three months ended March 31, 2010

The increase in cost of processing and distribution as a percentage of revenues was due to lower production levels arising from tighter inventory management. The lower production levels negatively impacted operating efficiencies for the three months ended March 31, 2010.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $594,000, or 4.0%, to $14.3 million for the three months ended March 31, 2010 from $14.9 million for the three months ended March 31, 2009. Marketing, general and administrative expenses decreased as a percentage of revenues from 38.7% for the three months ended March 31, 2009 to 38.0% for the three months ended March 31, 2010. The decrease was primarily due to lower legal expenses of $737,000 and lower incentive compensation of $300,000, partially offset by an increase in distributor commissions of $591,000.

Research and Development Expenses. Research and development expenses increased by $855,000, or 46.8%, to $2.7 million for the three months ended March 31, 2010 from $1.8 million for the three months ended March 31, 2009. As a percentage of revenues, research and development expenses increased from 4.7% for the three months ended March 31, 2009 to 7.1% for the three months ended March 31, 2010. The increase was primarily due to higher research compensation and supplies expense of $797,000.

Asset Abandonments. Asset abandonments were $15,000 for the three months ended March 31, 2010, which was due to the disposal of non-productive assets.

Net Other Expense. Net other expense was $108,000 for the three months ended March 31, 2010 compared to net other income of $93,000 for the three months ended March 31, 2009. Interest expense increased for the three months ended March 31, 2010 to $166,000 from $123,000 for the three months ended March 31, 2009 due to higher interest paid on long-term obligations. Interest income decreased for the three months ended March 31, 2010 to $36,000 from $111,000 for the three months ended March 31, 2009 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents than the comparable prior year period. Foreign exchange gain was $22,000 for the three months ended March 31, 2010 compared to $105,000 for the three months ended March 31, 2009 due to changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax benefit for the three months ended March 31, 2010 was $34,000 compared to an income tax provision of $409,000 for the three months ended March 31, 2009. Our effective tax rate for the three months ended March 31, 2010 and 2009 was 38.6% and 28.4%, respectively. Our effective tax rate for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 increased primarily as a result of research and experimentation tax credits being recognized in 2009 with no comparable credits being recognized in the current period.

Liquidity and Capital Resources

Cash Flows—Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009.

Our cash provided by operating activities was $1.3 million for the three months ended March 31, 2010, compared to cash used in operating activities of $6.6 million for the three months ended March 31, 2009. The cash provided by operating activities was primarily due to a $4.1 million decrease in accounts receivable partially offset by a decrease in accrued expenses and accounts payable of $2.4 million and an increase in prepaid and other current assets of $1.1 million.

At March 31, 2010, we had 40 days of revenues outstanding in trade accounts receivable, a decrease of 9 days compared to December 31, 2009. The decrease was due to higher cash receipts from customers than shipments to customers in the first quarter of 2010. At March 31, 2010, we had 395 days of inventory on hand, an increase of 9 days compared to December 31, 2009.

Our cash used in investing activities was $431,000 for the three months ended March 31, 2010, compared to $420,000 for the three months ended March 31, 2009. Our investing activities for the three months ended March 31, 2010 consisted primarily of purchases of property, plant and equipment of $314,000 and patent costs of $117,000. Our investing activities for the three months ended March 31, 2009 consisted primarily of purchases of property, plant and equipment of $308,000 and patent costs of $112,000.

Our cash used by financing activities was $720,000 for the three months ended March 31, 2010 compared to $17,000 for the three months ended March 31, 2009. Cash used in financing activities for the three months ended March 31, 2010 consisted primarily of net payments on short-term obligations of $799,000 and payments on long-term obligations of $2.9 million partially offset by proceeds from long-term obligations of $2.8 million, and proceeds from exercise of common stock options of $262,000.

Liquidity.

As of March 31, 2010, we had $17.6 million of cash and cash equivalents. We believe that our working capital as of March 31, 2010, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months. During the quarter, we reclassified $8.8 million of long-term obligations to current portion of long-term obligations. The reclassification relates to our U.S. revolving credit facility which currently matures in February 2011. We are in the process of renegotiating the terms of this credit agreement.

Certain Commitments.

The Company’s short-term and long-term obligations and availability of credit as of March 31, 2010 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Short-term obligations:
Credit facilities	$1,197	$1,090

Total short-term obligations	1,197	1,090

Long-term obligations:
Credit facility	8,754	1,125
Long-term obligations	3,892	—
Capital leases	117	—

Total long-term obligations	12,763	1,125

Total obligations	$13,960	$2,215

The following table provides a summary of our debt obligations, operating lease obligations, and other significant obligations as of March 31, 2010.

	Contractual Obligations Due by Period
	Total	2010	2011	2012	2013	After 2013
	(In thousands)
Debt obligations	$13,960	$2,340	$9,765	$731	$473	$651
Operating leases	3,256	1,261	1,018	605	266	106
Other significant obligations (1)	3,480	1,120	1,120	1,110	130	—

Total	$20,696	$4,721	$11,903	$2,446	$869	$757

(1)	These amounts consist of contractual obligations for tissue recovery, development grants and licensing fees.

The Company was in compliance with all covenants related to its credit facilities and term loans as of March 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2010. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and Germany, the Company is exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. Except for an interest rate swap associated with 500,000 Euros (or $673,000) of long-term debt over six years that was started March 31, 2006, the Company does not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, the Company is subject to changes in interest rates. Based on March 31, 2010 outstanding intercompany balances, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on March 31, 2010 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

We refer you to Part I, Item 1, note 13 entitled “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Date: May 5, 2010