Form 10-Q
period 2010-06-30
RTI Biologics, Inc.
filed 2010-08-09
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Shares of common stock, $0.001 par value, outstanding on August 3, 2010: 54,806,762

RTI BIOLOGICS, INC.

FORM 10-Q For the Quarter Ended June 30, 2010

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$17,729	$17,382
Accounts receivable - less allowances of $1,287 at June 30, 2010 and $1,296 at December 31, 2009	18,962	22,228
Inventories - net	90,777	93,935
Prepaid and other current assets	3,676	2,066
Deferred tax assets - net	16,490	17,331

Total current assets	147,634	152,942

Property, plant and equipment - net	43,955	46,562
Deferred tax assets - net	7,918	7,007
Goodwill	134,681	134,681
Other intangible assets - net	11,523	12,301
Other assets - net	893	1,014

Total assets	$346,604	$354,507

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$17,074	$19,844
Accrued expenses	11,434	11,707
Short-term obligations	827	2,101
Deferred tax liabilities	668	839
Current portion of deferred revenue	1,451	1,645
Current portion of long-term obligations	1,347	1,862

Total current liabilities	32,801	37,998

Long-term obligations - less current portion	9,912	11,029
Other long-term liabilities	3,956	5,104
Deferred tax liabilities	156	106
Deferred revenue	9,752	10,381

Total liabilities	56,577	64,618

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 54,803,762 and 54,553,062 shares issued and outstanding, respectively	55	55
Additional paid-in capital	407,884	406,339
Accumulated other comprehensive loss	(2,675)	(374)
Accumulated deficit	(115,223)	(116,117)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	290,027	289,889

Total liabilities and stockholders’ equity	$346,604	$354,507

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Fees from tissue distribution	$40,212	$39,844	$77,106	$77,405
Other revenues	968	1,287	1,853	2,349

Total revenues	41,180	41,131	78,959	79,754
Costs of processing and distribution	22,322	22,332	43,044	42,804

Gross profit	18,858	18,799	35,915	36,950

Expenses:
Marketing, general and administrative	14,963	15,128	29,305	30,064
Research and development	2,254	1,831	4,934	3,656
Restructuring charges	—	—	—	42
Asset abandonments	—	83	15	83

Total expenses	17,217	17,042	34,254	33,845

Operating income	1,641	1,757	1,661	3,105

Other (expense) income:
Interest expense	(141)	(130)	(307)	(253)
Interest income	27	87	63	198
Foreign exchange gain (loss)	26	(142)	48	(37)

Total other expense - net	(88)	(185)	(196)	(92)

Income before income tax provision	1,553	1,572	1,465	3,013
Income tax provision	(605)	(551)	(571)	(960)

Net income	$948	$1,021	$894	$2,053

Net income per common share - basic	$0.02	$0.02	$0.02	$0.04

Net income per common share - diluted	$0.02	$0.02	$0.02	$0.04

Weighted average shares outstanding - basic	54,729,595	54,265,017	54,652,704	54,240,041

Weighted average shares outstanding - diluted	55,061,127	54,744,921	54,993,690	54,627,627

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income	$948	$1,021	$894	$2,053
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,820	1,876	3,643	3,681
Amortization of deferred financing costs	19	18	38	35
Provision for bad debts and product returns	119	112	183	130
Provision for inventory write-downs	204	234	1,201	687
Amortization of deferred revenue	(343)	(522)	(803)	(1,082)
Deferred income tax provision (benefit)	336	166	(78)	(133)
Stock-based compensation	472	413	811	836
Tax benefit attributable from exercise of stock options	—	28	—	28
Excess tax benefit from exercise of stock options	—	(10)	—	(10)
Loss on asset abandonments	—	83	15	83
Change in assets and liabilities:
Accounts receivable	(1,505)	2,468	2,573	(882)
Inventories	2,207	(5,978)	965	(14,333)
Prepaid and other current assets	(561)	(580)	(1,710)	(868)
Other long-term assets	54	21	54	(437)
Accounts payable	(2,224)	3,483	(2,975)	7,517
Accrued expenses	1,733	(352)	84	(2,138)
Other long-term liabilities	(821)	(65)	(1,119)	671

Net cash provided by (used in) operating activities	2,458	2,416	3,776	(4,162)

Cash flows from investing activities:
Purchases of property, plant and equipment	(347)	(1,600)	(661)	(1,908)
Proceeds from sale of property, plant and equipment	—	18	—	18
Patent costs	(106)	(112)	(223)	(224)

Net cash used in investing activities	(453)	(1,694)	(884)	(2,114)

Cash flows from financing activities:
Proceeds from exercise of common stock options	483	80	745	99
Excess tax benefit from exercise of common stock options	—	10	—	10
Net payments on short-term obligations	(250)	(1,647)	(1,049)	(2,882)
Proceeds from long-term obligations	1,500	4,049	4,250	5,549
Payments on long-term obligations	(3,506)	(2,127)	(6,439)	(2,428)

Net cash (used in) provided by financing activities	(1,773)	365	(2,493)	348

Effect of exchange rate changes on cash and cash equivalents	(56)	19	(52)	19

Net increase (decrease) in cash and cash equivalents	176	1,106	347	(5,909)
Cash and cash equivalents, beginning of period	17,553	13,061	17,382	20,076

Cash and cash equivalents, end of period	$17,729	$14,167	$17,729	$14,167

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2010

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2009	$55	$406,339	$(374)	$(116,117)	$(14)	$289,889

Net income	—	—	—	894	—	894
Foreign currency translation adjustment	—	—	(2,301)	—	—	(2,301)

Comprehensive income for the six months ended June 30, 2010	—	—	(2,301)	894	—	(1,407)
Exercise of common stock options	—	745	—	—	—	745
Stock-based compensation	—	811	—	—	—	811
Change in tax benefit from stock-based compensation	—	(11)	—	—	—	(11)

Balance, June 30, 2010	$55	$407,884	$(2,675)	$(115,223)	$(14)	$290,027

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

In May 2009, the FASB issued authoritative guidance that provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance as required in the second quarter of 2009 with no impact to its consolidated financial statements. The Company evaluated subsequent events as of the issuance date of the financial statements, August 9, 2010.

3.	Other Intangible Assets

Other intangible assets are as follows:

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$4,391	$930	$4,433	$879
Acquired exclusivity rights	2,941	1,485	2,941	1,300
Acquired licensing rights	5,850	1,156	5,850	758
Procurement contracts	1,755	369	1,755	331
Selling and marketing relationships	500	203	500	170
Customer lists	345	319	406	364
Non-compete agreements	275	96	275	83
Trademarks	58	34	58	32

Total	$16,115	$4,592	$16,218	$3,917

Amortization expense of other intangible assets for the three months ended June 30, 2010 and 2009 was $390 and $401, respectively, and for the six months ended June 30, 2010 and 2009 was $780 and $776, respectively. Management estimates amortization expense of $1,600 per year for the next five years.

4.	Stock-Based Compensation

The Company has five stock-based compensation plans under which employees, consultants and outside directors have received stock options and other equity-based awards. At June 30, 2010, awards relating to 6,535,217 shares were outstanding, and 5,048,781 shares remained available for grant of awards under our plans. For the three and six months ended June 30, 2010, 999,000 and 1,024,000 stock options, respectively, were granted under the plans. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest over a one to five year period from the date of grant.

2010 Equity Incentive Plan—On April 20, 2010, the Company’s stockholders approved and adopted the 2010 Equity Incentive Plan, (the “2010 Plan”). The 2010 Plan provides for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company, and consultants and advisors. The option price per share may not be less than 100% of the fair market value of such shares on the date granted. The 2010 Plan allows for up to 5,000,000 shares of common stock to be issued with respect to awards granted. Awards or shares which are forfeited, surrendered or otherwise terminated are available for further awards; provided, however, that any such shares that are surrendered in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Internal Revenue Service (“IRS”) Code Section 422.

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

Stock options outstanding, exercisable and available for grant at June 30, 2010 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	6,259,952	$6.20
Granted	1,024,000	4.07
Exercised	(250,700)	3.02
Forfeited or expired	(498,035)	7.82

Outstanding at June 30, 2010	6,535,217	$5.86	5.47	$428

Vested or expected to vest at June 30, 2010	6,232,277	$5.95	5.28	$428

Exercisable at June 30, 2010	4,659,217	$6.43	4.07	$428

Available for grant at June 30, 2010	5,048,781

Outstanding options under all option plans vest over a one to five year period. Options expire ten years from the date of grant. The weighted-average grant-date fair value of options granted for the six months ended June 30, 2010 and 2009 was $2.58 and $1.79, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2010 and 2009 was $238 and $76, respectively. The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the stock option. This amount changes based on the fair market value of the Company’s stock. Cash received from option exercises for the six months ended June 30, 2010 was $745.

As of June 30, 2010, there was $3,838 of total unrecognized stock-based compensation related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.6 years.

For the three and six months ended June 30, 2010 and 2009, the Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009

Stock-based compensation:
Costs of processing and distribution	$38	$72	$77	$144
Marketing, general and administrative	404	316	674	642
Research and development	30	25	60	50

Total	$472	$413	$811	$836

5.	Earnings Per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Basic shares	54,729,595	54,265,017	54,652,704	54,240,041
Effect of dilutive securities:
Stock options	331,532	479,904	340,986	387,586

Diluted shares	55,061,127	54,744,921	54,993,690	54,627,627

For the three months ended June 30, 2010 and 2009, approximately 5,501,000 and 5,614,000 , respectively, and for the six months ended June 30, 2010 and 2009, approximately 5,293,000 and 5,673,000, respectively, of issued stock options were not included in the computation of diluted EPS because they were anti-dilutive since their exercise price exceeded their market price.

6.	Inventories

Inventories by stage of completion are as follows:

	June 30, 2010	December 31, 2009

Unprocessed donor tissue	$26,214	$26,986
Tissue in process	34,327	40,821
Implantable donor tissue	28,611	24,641
Supplies	1,625	1,487

	$90,777	$93,935

For the three months ended June 30, 2010 and 2009, the Company had inventory write-downs of $204 and $234, respectively, and for the six months ended June 30, 2010 and 2009, the Company had inventory write-downs of $1,201 and $687, respectively, relating primarily to product obsolescence.

7.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	June 30, 2010	December 31, 2009

Land	$1,735	$1,898
Buildings and improvements	43,653	44,713
Processing equipment	28,235	28,919
Office equipment, furniture and fixtures	2,330	2,351
Computer equipment and software	3,443	3,823
Construction in process	250	233
Equipment under capital leases:
Processing equipment	285	285
Computer equipment and software	744	—

	80,675	82,222
Less accumulated depreciation and amortization	(36,720)	(35,660)

	$43,955	$46,562

Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $1,430 and $1,475 for the three months ended June 30, 2010 and 2009, respectively, and $2,863 and $2,905 for the six months ended June, 30, 2010 and 2009, respectively.

8.	Accrued Expenses

Accrued expenses are as follows:

	June 30, 2010	December 31, 2009

Accrued compensation	$3,238	$2,783
Accrued donor recovery fees	881	2,001
Accrued distributor fees and marketing commissions	1,273	1,237
Accrued severance	247	517
Accrued licensing fees	1,630	1,550
Accrued taxes	187	184
Accrued professional service fees	489	246
Other	3,489	3,189

	$11,434	$11,707

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

9.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	Current Interest Rate		Maturity Date	June 30, 2010		December 31, 2009
				(Euro)	(US Dollar)	(Euro)	(US Dollar)
Short-term obligations
Germany
Credit facilities:
Line of credit - 1	5.25%	(1)	None	€228	$279	€779	$1,117
Line of credit - 2	3.15%	(1)	None	432	527	492	705
Line of credit - 3	6.18%	(1)	None	17	21	195	279

Total short-term obligations				€677	$827	€1,466	$2,101

Long-term obligations
United States
Credit facility	2.75%	(3)	2/2011		7,254		$8,004

Term loan - 1	3.25%	(4)	2/2011		—		500
Term loan - 2	4.55%	(5)	6/2013		636		741

Germany
Term loans:
Senior debt	5.00%	(2)	6/2011	97	118	147	211
Construction I	5.15%	(2)	3/2012	438	535	563	807
Construction II	5.60%	(2)	12/2016	715	873	770	1,104
Construction III	5.75%	(2)	9/2012	117	143	143	205
Construction IV	4.95%	(2)	6/2014	720	879	810	1,161
Capital leases	5.00%-8.46%		5/2010 - 5/2013	—	821	—	158

Total long-term obligations				€2,087	$11,259	€2,433	$12,891

Less current portion					(1,347)		(1,862)

Long-term portion					$9,912		$11,029

(1)	Fixed interest rate is negotiated periodically for terms no less than six months
(2)	Fixed interest rates
(3)	LIBOR plus 2.5% to 3.5%
(4)	LIBOR plus 3.0%
(5)	Prime plus 1.3%

On June 11, 2009, the Company entered into an amended credit agreement with Mercantile Bank, a division of Carolina First Bank. The amended agreement provided for an additional term loan to finance certain equipment of $848 maturing on June 11, 2013, subject to acceleration upon the occurrence of an event of default, including but not limited to a failure to maintain certain financial ratios. The additional term loan is payable monthly at $18 plus interest at prime rate plus 1.3%. On July 21, 2010, the Company entered into an amended credit agreement with Mercantile Bank, a division of Carolina First Bank. Accordingly, the Company has classified the credit facility as a long term obligation (see Note 14, Subsequent Events).

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

Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euros, or approximately $2,075 for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility and a 4,000 Euro guarantee by the Company. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary.

The Company was in compliance with all covenants related to its credit facilities and term loans as of June 30, 2010.

At June 30, 2010, the Company had an outstanding interest rate swap agreement relating to the German term loan of 438 Euro, or $535 maturing March 31, 2012. Under this agreement, the Company pays a fixed interest rate of 5.15%. Payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant.

As of June 30, 2010, contractual maturities of long-term obligations are as follows:

	Term Loans	Capital Leases	Credit Facilities	Total
2010	$611	$152	$—	$763
2011	928	275	7,254	8,457
2012	684	276	—	960
2013	439	118	—	557
2014 and beyond	522	—	—	522

	$3,184	$821	$7,254	$11,259

10.	Income Taxes

As of June 30, 2010, the Company has federal net operating loss carryforwards of $13,602 that will expire in the years 2025 through 2028, as well as state net operating loss carryforwards of $21,651 that will expire in the years 2021 through 2027.

As of June 30, 2010, the Company has research tax credit carryforwards of $4,425 that will expire in years 2018 through 2028, as well as alternative minimum tax credit carryforwards of $689 that are carried forward indefinitely.

The Company expects the domestic net deferred tax assets of approximately $24,408, including the valuation allowance at June 30, 2010 of $469, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. Valuation allowances have been recorded for certain state tax loss carryforwards as the Company does not believe that it will have future income in the state to utilize the tax loss carryforwards.

United States income taxes have not been provided on the undistributed earnings of the Company’s German subsidiary. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to reinvest these earnings permanently.

11.	Supplemental Disclosures of Cash Flow and Noncash Investing and Financing Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash paid for interest	$121	$117	$260	$191
Income taxes paid	33	40	172	158
Purchases of property, plant and equipment financed through capital leases	744	—	744	264
Accrual for purchases of property, plant and equipment	1,413	610	1,413	610
Income tax effect from non-qualified stock option exercises	(8)	28	(8)	28

12.	Segment Data

The Company processes human and bovine animal tissue and distributes the tissue through various distribution channels. The Company’s one line of business is comprised primarily of five product categories: sports medicine, spine, dental, surgical specialties, and BGS general orthopedic. The following table presents revenues from tissue distribution and other revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Fees from tissue distribution:
Sports medicine	$11,525	$10,121	$21,864	$19,718
Spine	8,221	10,891	14,731	20,670
Dental	7,315	7,322	14,347	14,615
Surgical specialties	5,930	6,389	12,085	11,216
BGS general orthopedic	7,221	5,121	14,079	11,186
Other revenues	968	1,287	1,853	2,349

Total revenues	$41,180	$41,131	$78,959	$79,754

Domestic revenues	36,207	35,692	69,198	68,001
International revenues	4,973	5,439	9,761	11,753

Total revenues	$41,180	$41,131	$78,959	$79,754

For the three months ended June 30, 2010 and 2009, the Company derived approximately 17% and 20%, respectively, and for the six months ended June 30, 2010 and 2009, the Company derived approximately 16% and 22%, respectively, of its total revenues from Medtronic, Inc.

For the three months ended June 30, 2010 and 2009, the Company derived approximately 23% and 25%, respectively, and for the six months ended June 30, 2010 and 2009, the Company derived approximately 21% and 24%, respectively, of its total revenues from Zimmer, Inc.

For the three months ended June 30, 2010 and 2009, the Company derived approximately 12% and 13%, respectively, and for the six months ended June 30, 2010 and 2009 the Company derived approximately 12% and 15%, respectively, of its total revenues from foreign distribution.

As of June 30, 2010, the Company had $33,653 of property, plant and equipment located domestically, and $10,302 of property, plant and equipment located at its processing facility in Germany.

13.	Commitments and Contingencies

In 2008, the Company was audited by the German VAT authorities and received an assessment for 600 Euros, or $846, for the year ended December 31, 2008. The Company estimates additional potential assessments of 1,580 Euros and 704 Euros, or $2,265 and $859 for the year ended December 31, 2009 and six months ended June 30, 2010, respectively. The Company does not believe that it is probable that it will ultimately be required to pay the assessment to the German VAT authorities.

The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2016. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. Future minimum lease commitments under non-cancelable operating leases as of June 30, 2010 are as follows:

Operating Leases
2010	$799
2011	1,044
2012	668
2013	283
After 2013	95

$2,889

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2010 will have a material adverse impact on its financial position or results of operations.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

14.	Subsequent Events

On July 21, 2010, the Company entered into an amended credit agreement with Mercantile Bank, a division of Carolina First Bank. Under the amended agreement, 1) the revolving credit facility was increased from $10,000 to $15,000, available based on levels of accounts receivable and inventories, 2) the revolving credit facility’s maturity date was extended from February 3, 2011 to July 21, 2012, and accordingly the debt is classified as long-term on the balance sheet, and 3) a $5,000 compensating balance requirement was eliminated.

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

Management Overview

Given the macroeconomic climate we are not seeing significant growth in elective surgeries in most of our markets which is impacting the performance in several of our revenue categories.

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

Three and Six Months Ended June 30, 2010 Compared With Three and Six Months Ended June 30, 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Fees from tissue distribution:
Sports medicine	$11,525	$10,121	$21,864	$19,718
Spine	8,221	10,891	14,731	20,670
Dental	7,315	7,322	14,347	14,615
Surgical specialties	5,930	6,389	12,085	11,216
BGS and General Orthopedic	7,221	5,121	14,079	11,186
Other revenues	968	1,287	1,853	2,349

Total revenues	$41,180	$41,131	$78,959	$79,754

Domestic revenues	36,207	35,692	69,198	68,001
International revenues	4,973	5,439	9,761	11,753

Total revenues	$41,180	$41,131	$78,959	$79,754

Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009

Revenues. Our total revenues increased $49,000, or 0.1%, to $41.2 million for the three months ended June 30, 2010 compared to $41.1 million for the three months ended June 30, 2009.

Sports Medicine - Revenues from sports medicine allografts increased $1.4 million, or 13.9%, to $11.5 million for the three months ended June 30, 2010 compared to $10.1 million for the three months ended June 30, 2009. Sports medicine revenues increased primarily as a result of higher unit volumes of 5.6%, and higher average revenue per unit of 7.8%, due primarily to changes in product mix.

Spine - Revenues from spinal allografts decreased $2.7 million, or 24.5%, to $8.2 million for the three months ended June 30, 2010 compared to $10.9 million for the three months ended June 30, 2009. Spine revenues decreased primarily as a result of lower unit volumes of 25.6% due to a continued inventory reduction of approximately $2.0 million in the second quarter from our largest distributor.

Dental - Revenues from dental allografts decreased 0.1%, to $7.3 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Dental revenues decreased primarily as a result of lower average revenue per unit of 2.7% due to changes in product mix, offset by an increase in unit volumes of 2.7%. Elective dental surgeries have been negatively impacted by the global economic slowdown as patients continue to defer procedures as a result of the lack of medical insurance reimbursements in this area.

Surgical Specialties - Revenues from surgical specialty allografts decreased $459,000, or 7.2%, to $5.9 million for the three months ended June 30, 2010 compared to $6.4 million for the three months ended June 30, 2009. Surgical specialties revenues decreased as a result of lower unit volumes of 1.7% due to inventory reductions from our distributors, and a decrease in average revenue per unit of 5.6% due primarily to changes in product mix.

Bone Graft Substitutes (BGS) and General Orthopedic - Revenues from BGS and general orthopedic allografts increased $2.1 million, or 41.0%, to $7.2 million for the three months ended June 30, 2010 compared to $5.1 million for the three months ended June 30, 2009. BGS general orthopedic revenues increased primarily due to higher average revenues per unit of 14.1% due to changes in product mix and increases in unit volumes of 23.7% due to growth in unit volumes from new products introduced in the last eighteen months, increased distributor orders and increased market penetration through our direct distribution force both domestically and internationally.

Other Revenues - Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees and distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees, decreased by $319,000 to $1 million for the three months ended June 30, 2010 compared to $1.3 million for the three months ended June 30, 2009.

Foreign Currency Fluctuations - For the three months ended June 30, 2010, foreign currency exchange fluctuations resulted in a decrease in total revenues of $292,000 due to a 6.3% increase in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Costs of Processing and Distribution. Costs of processing and distribution amounts were similar for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. As a percentage of revenues, costs of processing and distribution decreased from 54.3% for the three months ended June 30, 2009 to 54.2% for the three months ended June 30, 2010.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $165,000, or 1.1%, to $15.0 million for the three months ended June 30, 2010 from $15.1 million for the three months ended June 30, 2009. Marketing, general and administrative expenses decreased as a percentage of revenues from 36.8% for the three months ended June 30, 2009 to 36.3% for the three months ended June 30, 2010. The decrease was primarily due to lower legal expenses of $633,000 partially offset by an increase in distributor commissions of $544,000.

Research and Development Expenses. Research and development expenses increased by $423,000, or 23.1%, to $2.2 million for the three months ended June 30, 2010 from $1.8 million for the three months ended June 30, 2009. As a percentage of revenues, research and development expenses increased from 4.5% for the three months ended June 30, 2009 to 5.5% for the three months ended June 30, 2010. The increase was primarily due to higher studies expense and research supplies expense of $379,000.

Asset Abandonments. There were no asset abandonments for the three months ended June 30, 2010, compared to $83,000 of asset abandonments for the three months ended June 30, 2009, which was due to the disposal of non-productive assets.

Net Other Expense. Net other expense was $88,000 for the three months ended June 30, 2010 compared to $185,000 for the three months ended June 30, 2009. Interest expense increased for the three months ended June 30, 2010 to $141,000 from $130,000 for the three months ended June 30, 2009 due to higher interest paid on long-term obligations. Interest income decreased for the three months ended June 30, 2010 to $27,000 from $87,000 for the three months ended June 30, 2009 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents than the comparable prior year period. Foreign exchange gain was $26,000 for the three months ended June 30, 2010 compared to a foreign exchange loss of $142,000 for the three months ended June 30, 2009 due to changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the three months ended June 30, 2010 was $605,000 compared to $551,000 for the three months ended June 30, 2009. Our effective tax rate for the three months ended June 30, 2010 and 2009 was 39.0% and 35.1%, respectively. Our effective tax rate for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 increased primarily as a result of research tax credits being recognized in 2009 with no comparable credits being recognized in the current period.

Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009

Revenues. Our total revenues decreased $795,000, or 1.0%, to $79.0 million for the six months ended June 30, 2010 compared to $79.8 million for the six months ended June 30, 2009.

Sports Medicine - Revenues from sports medicine allografts increased $2.1 million, or 10.9%, to $21.8 million for the six months ended June 30, 2010 compared to $19.7 million for the six months ended June 30, 2009. Sports medicine revenues increased primarily as a result of higher unit volumes of 5.9%, and higher average revenue per unit of 4.7%, due primarily to changes in product mix.

Spine - Revenues from spinal allografts decreased $5.9 million, or 28.7%, to $14.7 million for the six months ended June 30, 2010 compared to $20.7 million for the six months ended June 30, 2009. Spine revenues decreased primarily as a result of unit volume decreases of 30.0% due to an inventory reduction of approximately $6.0 million in the first half of 2010 from our largest distributor.

Dental - Revenues from dental allografts decreased $268,000, or 1.8%, to $14.3 million for the six months ended June 30, 2010 compared to $14.6 million for the six months ended June 30, 2009. Dental revenues decreased primarily as a result of a decrease in average revenue per unit of 2.3% due to changes in product mix. Unit volumes were similar for both periods. Elective dental surgeries have been negatively impacted by the global economic slowdown as patients continue to defer procedures as a result of the lack of medical insurance reimbursements in this area.

Surgical Specialties - Revenues from surgical specialty allografts increased $869,000, or 7.7%, to $12.1 million for the six months ended June 30, 2010 compared to $11.2 million for the six months ended June 30, 2009. Surgical specialties revenues increased as a result of higher unit volumes of 1.9%, and an increase in average revenue per unit of 5.7%, offset by an inventory reduction from our distributor during the second quarter of 2010. These increases are the result of an introduction of new products with higher average revenue per unit related to a new arrangement with Davol in July 2009, whereby they are distributing our allografts for breast reconstruction procedures in addition to allografts for hernia repair.

BGS and General Orthopedic - Revenues from BGS and general orthopedic increased by $2.9 million, or 25.9%, to $14.1 million for the six months ended June 30, 2010 compared to $11.2 million for the six months ended June 30, 2009. BGS general orthopedic revenues increased primarily due to an increase in unit volumes of 9.1% and higher average revenues per unit of 15.4% due to changes in product mix. Growth in unit volumes resulted from new products introduced in the last eighteen months, increased distributor orders and increased market penetration through our direct distribution force both domestically and internationally.

Other Revenues - Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees and distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees, decreased by $496,000 to $1.9 million for the six months ended June 30, 2010 compared to $2.3 million for the six months ended June 30, 2009.

Foreign Currency Fluctuations - For the six months ended June 30, 2010, foreign currency exchange fluctuations resulted in a decrease in total revenues of $43,000 due to a 1.0% decrease in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Costs of Processing and Distribution. Costs of processing and distribution increased by $240,000, or 0.6%, to $43.0 million for the six months ended June 30, 2010. As a percentage of revenues, costs of processing and distribution increased from 53.7% for the six months ended June 30, 2009 to 54.5% for the six months ended June 30, 2010

The increase in cost of processing and distribution as a percentage of revenues was due to lower production levels arising from tighter inventory management. The lower production levels negatively impacted operating efficiencies for the six months ended June 30, 2010.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $759,000, or 2.5%, to $29.3 million for the six months ended June 30, 2010 from $30.1 million for the six months ended June 30, 2009. Marketing, general and administrative expenses decreased as a percentage of revenues from 37.7% for the six months ended June 30, 2009 to 37.1% for the six months ended June 30, 2010. The decrease was primarily due to lower legal and incentive compensation of $1.4 million and $350,000 respectively, partially offset by an increase in distributor commissions of $1.1 million.

Research and Development Expenses. Research and development expenses increased by $1.3 million, or 35.0%, to $4.9 million for the six months ended June 30, 2010 from $3.7 million for the six months ended June 30, 2009. As a percentage of revenues, research and development expenses increased from 4.6% for the six months ended June 30, 2009 to 6.2% for the six months ended June 30, 2010. The increase was primarily due to higher research compensation, legal, and research supplies expense of $1.2 million.

Asset Abandonments. Asset abandonments were $15,000 for the six months ended June 30, 2010, compared to $83,000 for the six months ended June 30, 2009, which in both periods was due to the disposal of non-productive assets.

Net Other Expense. Net other expense was $196,000 for the six months ended June 30, 2010 compared to $92,000 for the six months ended June 30, 2009. Interest expense increased for the six months ended June 30, 2010 to $307,000 from $253,000 for the six months ended June 30, 2009 due to higher interest paid on long-term obligations. Interest income decreased for the six months ended June 30, 2010 to $63,000 from $198,000 for the six months ended June 30, 2009 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents than the comparable prior year period. Foreign exchange gain was $48,000 for the six months ended June 30, 2010 compared to a foreign exchange loss of $37,000 for the six months ended June 30, 2009 due to changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the six months ended June 30, 2010 was $571,000 compared to $1.0 million for the six months ended June 30, 2009. Our effective tax rate for the six months ended June 30, 2010 and 2009 was 39.0% and 31.9%, respectively. Our effective tax rate for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 increased primarily as a result of research tax credits being recognized in 2009 with no comparable credits being recognized in the current period.

Liquidity and Capital Resources

Cash Flows - Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009.

Our cash provided by operating activities was $2.5 million for the three months ended June 30, 2010, compared to $2.4 million for the three months ended June 30, 2009. The cash provided by operating activities in 2010 was primarily due to a $2.2 million of inventory distributions in excess of tissue procurement and production costs, while 2009 cash provided was primarily a result of strong collections on accounts receivable and the timing of payments to certain vendors.

At June 30, 2010, we had 42 days of revenues outstanding in trade accounts receivable, a decrease of 7 days compared to December 31, 2009. The decrease was due to higher cash receipts from customers than shipments to customers in the second quarter of 2010. At June 30, 2010, we had 382 days of inventory on hand, a decrease of 4 days compared to December 31, 2009.

Our cash used in investing activities was $453,000 for the three months ended June 30, 2010, compared to $1.7 million for the three months ended June 30, 2009. Our investing activities for the three months ended June 30, 2010 consisted of purchases of property, plant and equipment of $347,000 and patent costs of $106,000. Our investing activities for the three months ended June 30, 2009 consisted primarily of purchases of property, plant and equipment of $1.6 million and patent costs of $112,000. The decrease in purchases of property, plant and equipment was due to timing of payments to certain vendors and the timing of purchases under our annual capital acquisition plan.

Our cash used in financing activities was $1.8 million for the three months ended June 30, 2010 compared to cash provided by financing activities of $365,000 for the three months ended June 30, 2009. Cash used in financing activities for the three months ended June 30, 2010 consisted primarily of net payments on short-term obligations of $250,000 and payments on long-term obligations of $3.5 million partially offset by proceeds from long-term obligations of $1.5 million and proceeds from exercise of common stock options of $483,000.

Cash Flows - Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009.

Our cash provided by operating activities was $3.8 million for the six months ended June 30, 2010, compared to cash used in operating activities of $4.2 million for the six months ended June 30, 2009. The cash provided by operating activities was primarily due to a $2.6 million decrease in accounts receivable as a result of strong collections of accounts receivable and $1.0 million of inventory distributions in excess of tissue procurement and processing costs. Cash used in 2009 related to an increase in inventories of human dermis tissue to support the growing surgical specialties business, partially offset by the timing of payments to certain vendors.

At June 30, 2010, we had 42 days of revenues outstanding in trade accounts receivable, a decrease of 7 days compared to December 31, 2009. The decrease was due to higher cash receipts from customers than shipments to customers in the first half of 2010. At June 30, 2010, we had 382 days of inventory on hand, a decrease of 4 days compared to December 31, 2009.

Our cash used in investing activities was $884,000 for the six months ended June 30, 2010, compared to $2.1 million for the six months ended June 30, 2009. Our investing activities for the six months ended June 30, 2010 consisted of purchases of property, plant and equipment of $661,000 and patent costs of $223,000. Our investing activities for the six months ended June 30, 2009 consisted primarily of purchases of property, plant and equipment of $1.9 million and patent costs of $224,000. The decrease in purchases of property, plant and equipment was due to timing of purchases and also payments to vendors.

Our cash used in financing activities was $2.5 million for the six months ended June 30, 2010 compared to cash provided by financing activities of $348,000 for the six months ended June 30, 2009. Cash used in financing activities for the six months ended June 30, 2010 consisted primarily of net payments on short-term obligations of $1.0 million and payments on long-term obligations of $6.4 million partially offset by proceeds from long-term obligations of $4.3 million, and proceeds from exercise of common stock options of $745,000.

Liquidity.

As of June 30, 2010, we had $17.7 million of cash and cash equivalents. We believe that our working capital as of June 30, 2010, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months. During the quarter, we reclassified $7.3 million of current portion of long-term obligations to long-term obligations. The reclassification relates to our U.S. revolving credit facility which was recently renewed with an extended maturity date of July 21, 2012.

Certain Commitments.

The Company’s short-term and long-term obligations and availability of credit as of June 30, 2010 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)

Short-term obligations:
Credit facilities	$827	$1,249

Total short-term obligations	827	1,249

Long-term obligations:
Credit facility	7,254	2,746
Long-term obligations	3,184	—
Capital leases	821	—

Total long-term obligations	11,259	2,746

Total obligations	$12,086	$3,995

The following table provides a summary of our debt obligations, operating lease obligations, and other significant obligations as of June 30, 2010.

	Contractual Obligations Due by Period
	Total	2010	2011	2012	2013	After 2013
	(In thousands)

Debt obligations	$12,086	$1,590	$8,457	$960	$557	$522
Operating leases	2,889	799	1,044	668	283	95
Other significant obligations (1)	3,845	1,485	1,120	1,110	130	—

Total	$18,820	$3,874	$10,621	$2,738	$970	$617

(1)	These amounts consist of contractual obligations for tissue recovery, development grants and licensing fees.

The Company was in compliance with all covenants related to its credit facilities and term loans as of June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2010. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and Germany, the Company is exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. Except for an interest rate swap associated with 438,000 Euros (or $535,000) of long-term debt over six years that was started March 31, 2006, the Company does not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, the Company is subject to changes in interest rates. Based on June 30, 2010 outstanding intercompany balances, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on June 30, 2010 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

In addition to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, the following risk factor should be considered when reviewing other information set forth in this report and previously filed reports.

Impairment charges related to our goodwill could adversely affect our future operating results and/or financial position.

We test goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might more likely than not reduce the fair value of the reporting unit below its carrying value). We have one reporting unit and the annual impairment test is performed at the end of each year-end unless an indicator is present which would require more frequent testing. Goodwill is deemed to be impaired if the net book value of a reporting unit exceeds the estimated fair value. In concluding as to fair value of the reporting unit for purposes of testing goodwill, an income approach and market approach are utilized. The conclusion from these two approaches are weighted equally and adjusted to incorporate a control premium or acquisition premium that reflects the additional amount a buyer is willing to pay for elements of control and for premium that reflects the buyer’s perception of its ability to add value through synergies.

Potential events or changes in circumstances which could be indicators of other than temporary impairment of our goodwill include:

•	Fundamental changes in the business climate

•	Change in legal or regulatory environment relating to our products

•	Adverse regulatory actions

•	Unanticipated competition

•	Loss of key personnel

•	Dispositions of significant components of our business

•	A severe and sustained decline in market capitalization

We are not aware of any potential events and/or changes in circumstances that could more likely than not reduce the fair value of the reporting unit below its carrying value, except for a decline in market capitalization during the second quarter of 2010. Our common stock price declined late in the second quarter of 2010 and we are continuing to monitor the severity and the duration of the decline in our common stock price. A sustained and severe decline in our common stock price may be an indicator that the fair value of the reporting unit is below its carrying value. Should we determine that an indicator of an impairment of our goodwill exists, we will test the goodwill for impairment at that time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

On July 21, 2010, we and certain of our subsidiaries entered into a second amendment to the credit agreement with Mercantile Bank, a division of Carolina First Bank. The second amendment to the credit agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. A summary of the second amendment to the credit agreement is set forth in Note 14 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. The summary is qualified in its entirety by reference to the full text of the second amendment to the credit agreement.

Item 6.	Exhibits

10.1	Second Amendment to the Credit Agreement, dated July 21, 2010, between RTI Biologics, Inc. and Mercantile Bank.

31.1	Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTI BIOLOGICS, INC. (Registrant)

By:	/s/ Brian K. Hutchison
Brian K. Hutchison Chairman and Chief Executive Officer

By:	/s/ Robert P. Jordheim
Robert P. Jordheim Executive Vice President and Chief Financial Officer

Date: August 9, 2010