Form 10-Q
period 2010-09-30
RTI Biologics, Inc.
filed 2010-11-08
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Shares of common stock, $0.001 par value, outstanding on October 30, 2010: 54,806,762

RTI BIOLOGICS, INC.

FORM 10-Q For the Quarter Ended September 30, 2010

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$15,548	$17,382
Accounts receivable - less allowances of $1,479 at September 30, 2010 and $1,296 at December 31, 2009	21,450	22,228
Inventories - net	89,626	93,935
Prepaid and other current assets	3,093	2,066
Exclusivity fees receivable	17,000	—
Deferred tax assets - net	16,909	17,331

Total current assets	163,626	152,942

Property, plant and equipment - net	44,537	46,562
Deferred tax assets - net	7,652	7,007
Goodwill	—	134,681
Other intangible assets - net	16,158	12,301
Other assets - net	889	1,014

Total assets	$232,862	$354,507

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$11,906	$19,844
Accrued expenses	14,535	11,707
Short-term obligations	1,080	2,101
Deferred tax liabilities	715	839
Current portion of deferred revenue	4,082	1,645
Current portion of long-term obligations	1,423	1,862

Total current liabilities	33,741	37,998

Long-term obligations - less current portion	11,053	11,029
Other long-term liabilities	5,200	5,104
Deferred tax liabilities	185	106
Deferred revenue	23,554	10,381

Total liabilities	73,733	64,618

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 54,806,762 and 54,553,062 shares issued and outstanding, respectively	55	55
Additional paid-in capital	408,382	406,339
Accumulated other comprehensive loss	(1,012)	(374)
Accumulated deficit	(248,282)	(116,117)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	159,129	289,889

Total liabilities and stockholders’ equity	$232,862	$354,507

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Fees from tissue distribution	$40,793	$41,556	$117,899	$118,961
Other revenues	1,043	1,257	2,896	3,606

Total revenues	41,836	42,813	120,795	122,567
Costs of processing and distribution	21,950	22,199	64,994	65,003

Gross profit	19,886	20,614	55,801	57,564

Expenses:
Marketing, general and administrative	15,630	14,812	44,935	44,876
Research and development	2,076	2,187	7,010	5,843
Goodwill impairment	134,681	—	134,681	—
Restructuring charges	—	—	—	42
Asset abandonments	3	125	18	208

Total expenses	152,390	17,124	186,644	50,969

Operating (loss) income	(132,504)	3,490	(130,843)	6,595

Other (expense) income:
Interest expense	(129)	(138)	(436)	(391)
Interest income	22	20	85	218
Foreign exchange loss	(61)	(221)	(13)	(258)

Total other expense - net	(168)	(339)	(364)	(431)

(Loss) income before income tax provision	(132,672)	3,151	(131,207)	6,164
Income tax provision	(387)	(838)	(958)	(1,798)

Net (loss) income	$(133,059)	$2,313	$(132,165)	$4,366

Net (loss) income per common share - basic	$(2.43)	$0.04	$(2.42)	$0.08

Net (loss) income per common share - diluted	$(2.43)	$0.04	$(2.42)	$0.08

Weighted average shares outstanding - basic	54,806,262	54,386,604	54,703,890	54,287,007

Weighted average shares outstanding - diluted	54,806,262	54,954,665	54,703,890	54,729,147

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net (loss) income	$(133,059)	$2,313	$(132,165)	$4,366
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,886	1,734	5,529	5,415
Amortization of deferred financing costs	21	19	59	54
Provision for bad debts and product returns	10	27	193	157
Provision for inventory write-downs	468	1,077	1,669	1,764
Amortization of deferred revenue	(569)	(770)	(1,372)	(1,852)
Deferred income tax (benefit) provision	(167)	974	(245)	841
Stock-based compensation	479	423	1,290	1,259
Tax benefit attributable from exercise of stock options	—	183	—	211
Excess tax benefit from exercise of stock options	—	(176)	—	(186)
Goodwill impairment	134,681	—	134,681	—
Loss on asset abandonments	3	125	18	208
Change in assets and liabilities:
Accounts receivable	(2,170)	(570)	403	(1,452)
Inventories	1,422	(4,265)	2,387	(18,598)
Prepaid and other current assets	665	124	(1,045)	(744)
Other long-term assets	1	10	55	(427)
Accounts payable	(4,560)	(3,250)	(7,535)	4,267
Accrued expenses	834	(462)	918	(2,600)
Other long-term liabilities	(776)	21	(1,895)	692
Deferred revenue	—	8,000	—	8,000

Net cash (used in) provided by operating activities	(831)	5,537	2,945	1,375

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,727)	(1,138)	(2,388)	(3,046)
Proceeds from sale of property, plant and equipment	—	—	—	18
Patent and acquired intangible asset costs	(1,060)	(99)	(1,283)	(323)

Net cash used in investing activities	(2,787)	(1,237)	(3,671)	(3,351)

Cash flows from financing activities:
Proceeds from exercise of common stock options	19	416	764	515
Excess tax benefit from exercise of common stock options	—	176	—	186
Net proceeds (payments) on short-term obligations	163	445	(886)	(2,437)
Proceeds from long-term obligations	5,500	3,029	9,750	8,578
Payments on long-term obligations	(4,274)	(2,162)	(10,713)	(4,590)

Net cash provided by (used in) financing activities	1,408	1,904	(1,085)	2,252

Effect of exchange rate changes on cash and cash equivalents	29	72	(23)	91

Net (decrease) increase in cash and cash equivalents	(2,181)	6,276	(1,834)	367
Cash and cash equivalents, beginning of period	17,729	14,167	17,382	20,076

Cash and cash equivalents, end of period	$15,548	$20,443	$15,548	$20,443

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2010

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total

Balance, December 31, 2009	$55	$406,339	$(374)	$(116,117)	$(14)	$289,889

Net loss	—	—	—	(132,165)	—	(132,165)
Foreign currency translation adjustment	—	—	(638)	—	—	(638)

Comprehensive loss for the nine months ended September 30, 2010	—	—	(638)	(132,165)	—	(132,803)
Exercise of common stock options	—	764	—	—	—	764
Stock-based compensation	—	1,290	—	—	—	1,290
Change in tax benefit from stock-based compensation	—	(11)	—	—	—	(11)

Balance, September 30, 2010	$55	$408,382	$(1,012)	$(248,282)	$(14)	$159,129

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

1.	Operations and Organization

We are a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue, and bovine animal tissue in producing allograft and xenograft implants utilizing proprietary BIOCLEANSE® and TUTOPLAST® sterilization processes, for distribution to hospitals and surgeons. We process at two facilities in Alachua, Florida and one facility in Neunkirchen, Germany and distribute our products and services in all 50 states and in over 31 countries worldwide.

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

3.	Summary of Significant Accounting Policies

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

In May 2009, the FASB issued authoritative guidance that provides general standards of accounting for, and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance as required in the second quarter of 2009 with no impact to its consolidated financial statements. The Company evaluated subsequent events as of the issuance date of the financial statements, November 8, 2010.

4.	Other Intangible Assets

Other intangible assets are as follows:

	September 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$4,450	$983	$4,433	$879
Acquired exclusivity rights	2,941	1,578	2,941	1,300
Acquired licensing rights	10,850	1,389	5,850	758
Procurement contracts	1,755	387	1,755	331
Selling and marketing relationships	500	220	500	170
Customer lists	385	362	406	364
Non-compete agreements	275	103	275	83
Trademarks	58	34	58	32

Total	$21,214	$5,056	$16,218	$3,917

Amortization expense of other intangible assets for the three months ended September 30, 2010 and 2009 was $427 and $359, respectively, and for the nine months ended September 30, 2010 and 2009 was $1,207 and $1,135, respectively. Management estimates amortization expense of $2,100 per year for the next five years.

On September 10, 2010, the Company entered into an Exclusive License Agreement (the “Exclusive License”) with Athersys Inc. (“Athersys”), pursuant to which Athersys will provide RTI access to its Mulitpotent Adult Progenitor Cell (“MAPC”) technologies to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications. In consideration for the Exclusive License, the Company will pay Athersys the following: 1) a non-refundable $3,000 license fee, payable in three time-based $1,000 installments, the first of which was paid upon execution of the agreement, and the remaining two payments expected within the next 18 months, 2) payment of $2,000 contingent upon successful achievement of certain development milestones which the Company believes is reasonably probable, and 3) up to $32,500 contingent upon achievement of certain cumulative revenue milestones in future years. In addition, the Company will pay Athersys royalties from the distribution of implants under a tiered royalty structure based on achievement of certain cumulative revenue milestones. The term of the Exclusive License Agreement is the longer of five years, or the remaining life of any patent or trade secret.

5.	Stock-Based Compensation

The Company has five stock-based compensation plans under which employees, consultants and outside directors have received stock options and other equity-based awards. At September 30, 2010, awards relating to 6,412,637 shares were outstanding, and 5,165,521 shares remained available for grant of awards under our plans. For the three and nine months ended September 30, 2010, 25,000 and 1,049,000 stock options, respectively, were granted under the plans. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest over a one to five year period from the date of grant.

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

1998 Stock Option Plan and 2004 Equity Incentive Plan—The Company adopted equity incentive plans in 1998 (the “1998 Plan”) and 2004 (the “2004 Plan”), which provide for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company, and consultants and advisors. The option price per share may not be less than 100% of the fair market value of such shares on the date granted. The 1998 and 2004 Plans allow for up to 4,406,400 and 2,000,000 shares, respectively, of common stock to be issued with respect to awards granted. Under the 2004 Plan, awards or shares which are forfeited, surrendered or otherwise terminated are available for further awards; provided, however, that any such shares that are surrendered in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under IRS Code Section 422. New stock options may no longer be awarded under the 1998 Plan.

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

Stock options outstanding, exercisable and available for grant at September 30, 2010 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at January 1, 2010	6,259,952	$6.20
Granted	1,049,000	4.04
Exercised	(253,700)	3.02
Forfeited or expired	(642,615)	7.85

Outstanding at September 30, 2010	6,412,637	$5.80	5.35	$238

Vested or expected to vest at September 30, 2010	6,143,265	$5.88	5.18	$238

Exercisable at September 30, 2010	4,542,837	$6.39	3.95	$238

Available for grant at September 30, 2010	5,165,521

Outstanding options under all option plans vest over a one to five year period. Options expire ten years from the date of grant. The weighted-average grant-date fair value of options granted for the nine months ended September 30, 2010 and 2009 was $2.56 and $1.83, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2010 and 2009 was $242 and $856, respectively. The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the stock option. This amount changes based on the fair market value of the Company’s stock. Cash received from option exercises for the nine months ended September 30, 2010 was $764.

As of September 30, 2010, there was $3,510 of total unrecognized stock-based compensation related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 3.3 years.

For the three and nine months ended September 30, 2010 and 2009, the Company recognized stock-based compensation as follows:

	Three Months Ended		Nine Months ended
	September 30,		September 30,
	2010	2009	2010	2009

Stock-based compensation:
Costs of processing and distribution	$38	$72	$115	$216
Marketing, general and administrative	411	326	1,085	968
Research and development	30	25	90	75

Total	$479	$423	$1,290	$1,259

6.	Earnings Per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended		Nine Months ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic shares	54,806,262	54,386,604	54,703,890	54,287,007
Effect of dilutive securities:
Stock options	—	568,061	—	442,140

Diluted shares	54,806,262	54,954,665	54,703,890	54,729,147

For the three months ended September 30, 2010 and 2009, approximately 5,924,000 and 5,189,000, respectively, and for the nine months ended September 30, 2010 and 2009, approximately 5,490,000 and 5,508,000, respectively, of issued stock options were not included in the computation of diluted EPS because they were anti-dilutive since their exercise price exceeded their market price. For the three and nine months ended September 30, 2010, options to purchase 80,770 and 262,610 shares of common stock, respectively, were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported. Additionally, for the three and nine months ended September 30, 2009 options to purchase 568,061 and 442,140 shares of common stock, respectively, were included in the computation of diluted EPS because dilutive shares are factored into the calculation of EPS when income from continuing operations is reported.

7.	Inventories

Inventories by stage of completion are as follows:

	September 30,	December 31,
	2010	2009

Unprocessed donor tissue	$24,736	$26,986
Tissue in process	34,434	40,821
Implantable donor tissue	28,758	24,641
Supplies	1,698	1,487

	$89,626	$93,935

For the three months ended September 30, 2010 and 2009, the Company had inventory write-downs of $468 and $1,077, respectively, and for the nine months ended September 30, 2010 and 2009, the Company had inventory write-downs of $1,669 and $1,764, respectively, relating primarily to product obsolescence.

8.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	September 30,	December 31,
	2010	2009

Land	$1,843	$1,898
Buildings and improvements	44,454	44,713
Processing equipment	29,313	28,919
Office equipment, furniture and fixtures	2,676	2,351
Computer equipment and software	3,776	3,823
Construction in process	233	233
Equipment under capital leases:
Processing equipment	285	285
Computer equipment and software	744	—

	83,324	82,222
Less accumulated depreciation and amortization	(38,787)	(35,660)

	$44,537	$46,562

Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $1,459 and $1,375 for the three months ended September 30, 2010 and 2009, respectively, and $4,322 and $4,280 for the nine months ended September, 30, 2010 and 2009, respectively.

9.	Goodwill

The changes in the carrying amount of goodwill for the period ended September 30, 2010, are as follows:

Balance January 1, 2010	$134,681
Impairment losses	(134,681)

Balance September 30, 2010	—

The carrying value of goodwill was $0 and $134,681 at September 30, 2010 and December 31, 2009.

Goodwill includes the excess of the TMI purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed.

Based on the current economic environment and the severe decline in the Company’s stock price beginning late in the second quarter of 2010 and sustained through the date of this filing, which created a significant gap between the book and market value of the Company’s equity, the Company concluded that there were sufficient indicators to require an interim goodwill impairment analysis as of September 30, 2010. For purposes of this analysis, estimates of fair value were based on a combination of the income approach, which estimates the fair value of the Company’s reporting unit based on future discounted cash flows, and the market approach, which estimates the fair value of the Company’s reporting unit on comparable market prices. As of this filing, the Company has not completed this analysis, due to the complexities involved in determining the implied fair value of the goodwill of the reporting unit. However, based on the work performed to date, the Company has concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, the Company recorded a $134,681 goodwill impairment charge for the entire remaining balance, representing the Company’s best estimate of the impairment loss, during the three months ended September 30, 2010. The goodwill impairment charge does not affect the Company’s liquidity, nor does it affect any financial covenants of the Company’s credit agreements.

10.	Accrued Expenses

Accrued expenses are as follows:

	September 30,	December 31,
	2010	2009

Accrued compensation	$2,761	$2,783
Accrued donor recovery fees	1,300	2,001
Accrued distributor fees and marketing commissions	1,262	1,237
Accrued severance	144	517
Accrued licensing fees	3,492	1,550
Accrued taxes	506	184
Accrued professional service fees	504	246
Other	4,566	3,189

	$14,535	$11,707

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

11.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	Current
	Interest		Maturity	September 30,		December 31,
	Rate		Date	2010		2009
				(Euro)	(US Dollar)	(Euro)	(US Dollar)

Short-term obligations
Germany
Credit facilities:
Line of credit - 1	5.25	%(1)	None	€343	$468	€779	$1,117
Line of credit - 2	3.15	%(1)	None	450	612	492	705
Line of credit - 3	6.18	%(1)	None	—	—	195	279

Total short-term obligations				€793	$1,080	€1,466	$2,101

Long-term obligations
United States
Credit facility	2.75	%(3)	7/2012		$8,505		$8,004

Term loan - 1	3.25	%(4)	2/2011		—		500
Term loan - 2	4.55	%(5)	6/2013		583		741

Germany
Term loans:
Senior debt	5.00	%(2)	6/2011	€72	98	€147	211
Construction I	5.15	%(2)	3/2012	375	510	563	807
Construction II	5.60	%(2)	12/2016	715	973	770	1,104
Construction III	5.75	%(2)	9/2012	104	142	143	205
Construction IV	4.95	%(2)	6/2014	675	919	810	1,161
Capital leases	5.00% - 8.46%		5/2010 - 5/2013	—	746	—	158

Total long-term obligations				€1,941	$12,476	€2,433	$12,891

Less current portion					(1,423)		(1,862)

Long-term portion					$11,053		$11,029

(1)	Fixed interest rate is negotiated periodically for terms no less than six months
(2)	Fixed interest rates
(3)	LIBOR plus 2.5% to 3.5%
(4)	LIBOR plus 3.0%
(5)	Prime plus 1.3%

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

On July 21, 2010, the Company entered into an amended credit agreement with Mercantile Bank, a division of Carolina First Bank. Under the amended agreement, 1) the revolving credit facility was increased from $10,000 to $15,000, available based on levels of accounts receivable and inventories, 2) the revolving credit facility’s maturity date was extended from February 3, 2011 to July 21, 2012, and accordingly the debt is classified as long-term on the balance sheet, and 3) a $5,000 compensating balance requirement was eliminated. The revolving credit facility with a U.S. bank contains various restrictive covenants which limit, among other things, indebtedness and liens. Under the agreement, the credit facility and term loans are secured by the Company’s domestic accounts receivable, inventory and certain processing equipment. On June 11, 2009, the Company entered into an amended credit agreement with Mercantile Bank, a division of Carolina First Bank. The amended agreement provided for an additional term loan to finance certain equipment of $848 maturing on June 11, 2013, subject to acceleration upon the occurrence of an event of default, including but not limited to a failure to maintain certain financial ratios. The additional term loan is payable monthly at $18 plus interest at prime rate plus 1.3%.

The Company was in compliance with all covenants related to its credit facilities and term loans as of September 30, 2010.

At September 30, 2010, the Company had an outstanding interest rate swap agreement relating to the German term loan of 375 Euro, or $510 maturing March 31, 2012. Under this agreement, the Company pays a fixed interest rate of 5.15%. Payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant.

As of September 30, 2010, contractual maturities of long-term obligations are as follows:

	Term Loans	Capital Leases	Credit Facilities	Total
2010	$416	$66	$—	$482
2011	1,010	286	—	1,296
2012	737	276	8,505	9,518
2013	478	118	—	596
2014 and beyond	584	—	—	584

	$3,225	$746	$8,505	$12,476

12.	Income Taxes

As of September 30, 2010, the Company has federal net operating loss carryforwards of $1,319 that will expire in 2028, as well as state net operating loss carryforwards of $10,875 that will expire in the years 2021 through 2027.

As of September 30, 2010, the Company has research tax credit carryforwards of $4,471 that will expire in years 2018 through 2028, as well as alternative minimum tax credit carryforwards of $948 that are carried forward indefinitely.

The Company expects the domestic net deferred tax assets of approximately $24,841, net of a valuation allowance at September 30, 2010 of $1,137, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. Valuation allowances have been recorded for certain state tax loss carryforwards as the Company does not believe that it will have future income in the state to utilize the tax loss carryforwards.

United States income taxes have not been provided on the undistributed earnings of the Company’s German subsidiary. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to reinvest these earnings permanently.

13.	Supplemental Disclosures of Cash Flow and Noncash Investing and Financing Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended		Nine Months ended
	September 30,		September 30,
	2010	2009	2010	2009

Cash paid for interest	$121	$189	$381	$380
Income taxes paid	128	84	300	242
Purchases of property, plant and equipment financed through capital leases	—	—	744	264
Payable for acquired licensing rights	4,000	—	4,000	—
Payable for purchases of property, plant and equipment	562	822	562	822
Income tax effect from non-qualified stock option exercises	—	183	—	211

14.	Segment Data

The Company processes human and bovine animal tissue and distributes the tissue through various distribution channels. The Company’s one line of business is comprised primarily of five product categories: sports medicine, spine, dental, surgical specialties, and BGS and general orthopedic. The following table presents revenues from tissue distribution and other revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Fees from tissue distribution:
Sports medicine	$10,887	$9,493	$32,751	$29,211
Spine	9,743	10,857	24,474	31,527
Dental	7,714	6,969	22,061	21,584
Surgical specialties	6,800	8,422	18,885	19,638
BGS and General Orthopedic	5,649	5,815	19,728	17,001
Other revenues	1,043	1,257	2,896	3,606

Total revenues	$41,836	$42,813	$120,795	$122,567

Domestic revenues	37,632	37,384	106,830	105,385
International revenues	4,204	5,429	13,965	17,182

Total revenues	$41,836	$42,813	$120,795	$122,567

For the three months ended September 30, 2010 and 2009, the Company derived approximately 22% and 23%, respectively, and for the nine months ended September 30, 2010 and 2009, the Company derived approximately 18% and 22%, respectively, of its total revenues from Medtronic, Inc.

For the three months ended September 30, 2010 and 2009, the Company derived approximately 19% and 18%, respectively, and for the nine months ended September 30, 2010 and 2009, the Company derived approximately 21% and 22%, respectively, of its total revenues from Zimmer, Inc.

For the three months ended September 30, 2010 and 2009, the Company derived approximately 10% and 13%, respectively, and for the nine months ended September 30, 2010 and 2009 the Company derived approximately 12% and 14%, respectively, of its total revenues from foreign distribution.

As of September 30, 2010, the Company had $33,239 of property, plant and equipment located domestically, and $11,298 of property, plant and equipment located at its processing facility in Germany.

15.	Commitments and Contingencies

On September 3, 2010, the Company and Zimmer Dental Inc. (“Zimmer”), a subsidiary of Zimmer, Inc. entered into a new exclusive distribution agreement (the “Agreement”), with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of the Agreement, the Company will supply sterilized allograft and xenograft implants (the “Implants”) at an agreed upon transfer price, and Zimmer will be the exclusive distributor of the Implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer’s exclusive distribution rights, Zimmer agreed to the following: 1) payment to the Company of $13,000 within ten days of the effective date (the “Upfront Payment”), 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year, the first of which is payable prior to January 11, 2011 in the amount of $4,000 (the “Initial Annual Exclusivity Fee”), and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of certain negotiated events that materially and adversely affect Zimmer’s ability to distribute the Implants, Zimmer may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the Agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by the Company to the satisfaction of Zimmer. Both the Upfront Payment and the Initial Annual Exclusivity Fee have been deferred and are being recognized as other revenues based on Zimmer’s anticipated annual purchases over the term of the agreement.

On September 10, 2010, the Company entered into an Exclusive License Agreement (the “Exclusive License”) with Athersys, pursuant to which Athersys will provide RTI access to its Mulitpotent Adult Progenitor Cell (“MAPC”) technologies to develop and commercialize MAPC technology-based biologic implants for the certain orthopedic applications. In consideration for the Exclusive License, the Company will pay Athersys the following: 1) a non-refundable $3,000 license fee, payable in three time-based $1,000 installments, the first of which was paid upon execution of the agreement, and the remaining two payments expected within the next 18 months, 2) payment of $2,000 contingent upon successful achievement of certain development milestones which the Company believes is reasonably probable, and 3) up to $32,500 contingent upon achievement of certain cumulative revenue milestones in future years. In addition, the Company will pay Athersys royalties from the distribution of implants under a tiered royalty structure based on achievement of certain cumulative revenue milestones. The term of the Exclusive License Agreement is the longer of five years, or the remaining life of any patent or trade secret.

In 2008, the Company was audited by the German value added tax (“VAT”) authorities and received an assessment for 600 Euros, or $846, for the year ended December 31, 2008. The Company previously estimated an additional potential assessment of 1,580 Euros, or $2,265, for the year ended December 31, 2009. Subsequently, the Company received the actual assessment for the year ended December 31, 2009, in the third quarter of 2010 for 1,069 Euros, or $1,455. The Company estimates an additional potential assessment of 754 Euros, or $1,026, for the nine months ended September 30, 2010. The Company has not accrued a liability for this contingency. The Company does not believe that it is probable that it will ultimately be required to pay the assessment to the German VAT authorities.

The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2016. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. Future minimum lease commitments under non-cancelable operating leases as of September 30, 2010 are as follows:

Operating Leases
2010	$429
2011	1,174
2012	767
2013	352
After 2013	134

$2,856

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims outstanding as of September 30, 2010 will have a material adverse impact on its financial position or results of operations.

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

Management Overview

Given the macroeconomic climate we are not seeing growth in elective surgeries in most of our markets which is impacting the performance in several of our revenue categories.

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

Three and Nine Months Ended September 30, 2010 Compared With Three and Nine Months Ended September 30, 2009

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)
Fees from tissue distribution:
Sports medicine	$10,887	$9,493	$32,751	$29,211
Spine	9,743	10,857	24,474	31,527
Dental	7,714	6,969	22,061	21,584
Surgical specialties	6,800	8,422	18,885	19,638
BGS and General Orthopedic	5,649	5,815	19,728	17,001
Other revenues	1,043	1,257	2,896	3,606

Total revenues	$41,836	$42,813	$120,795	$122,567

Domestic revenues	37,632	37,384	106,830	105,385
International revenues	4,204	5,429	13,965	17,182

Total revenues	$41,836	$42,813	$120,795	$122,567

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009

Revenues. Our total revenues decreased $1.0 million, or 2.3%, to $41.8 million for the three months ended September 30, 2010 compared to $42.8 million for the three months ended September 30, 2009.

Sports Medicine - Revenues from sports medicine allografts increased $1.4 million, or 14.7%, to $10.9 million for the three months ended September 30, 2010 compared to $9.5 million for the three months ended September 30, 2009. Sports medicine revenues increased primarily as a result of higher unit volumes of 8.4%, and higher average revenue per unit of 5.8% due primarily to changes in product mix.

Spine - Revenues from spinal allografts decreased $1.1 million, or 10.3%, to $9.7 million for the three months ended September 30, 2010 compared to $10.9 million for the three months ended September 30, 2009. Spine revenues decreased primarily as a result of lower unit volumes of 4.3%, and lower average revenue per unit of 6.2% due primarily to changes in product mix.

Dental - Revenues from dental allografts increased $745,000, or 10.7%, to $7.7 million for the three months ended September 30, 2010 compared to the $7.0 million for three months ended September 30, 2009. Dental revenues increased primarily as a result of entering into a new exclusive distribution agreement with our dental distributor, which included a $1.0 million stocking order leading to higher unit volumes of 42.9% for the third quarter of 2010. This was partially offset by lower average revenue per unit of 22.5% due to the $1.0 million stocking order at transfer fees under the new exclusive distribution agreement. Excluding the $1.0 million stocking order, revenue from dental allografts decreased $255,000.

Surgical Specialties - Revenues from surgical specialty allografts decreased $1.6 million, or 19.3%, to $6.8 million for the three months ended September 30, 2010 compared to $8.4 million for the three months ended September 30, 2009. Surgical specialties revenues decreased as a result of lower unit volumes of 4.4%, and a decrease in average revenue per unit of 15.5% due primarily to changes in product mix. In addition, a new agreement with the Davol division of CR Bard during the third quarter of 2009 included orders of inventory in conjunction with their entry into the breast reconstruction market and to support growth in their hernia business, which resulted in higher revenues from surgical specialty allografts in the third quarter of 2009.

Bone Graft Substitutes (BGS) and General Orthopedic - Revenues from BGS and general orthopedic allografts decreased $166,000, or 2.9%, to $5.6 million for the three months ended September 30, 2010 compared to $5.8 million for the three months ended September 30, 2009. BGS and general orthopedic revenues decreased primarily due to lower average revenues per unit of 20.9% due to changes in product mix and increases in unit volumes of 22.8% due to growth in unit volumes from new products introduced in the last eighteen months, increased distributor orders and increased market penetration through our direct distribution force both domestically and internationally.

Other Revenues - Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees and distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees, decreased by $214,000 to $1.0 million for the three months ended September 30, 2010 compared to $1.3 million for the three months ended September 30, 2009.

Foreign Currency Fluctuations - For the three months ended September 30, 2010, foreign currency exchange fluctuations resulted in a decrease in total revenues of $376,000 due to a 9.7% increase in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Costs of Processing and Distribution. Costs of processing and distribution decreased $249,000, or 1.1%, to $22.0 million for the three months ended September 30, 2010 compared to $22.2 million for the three months ended September 30, 2009. As a percentage of revenues, costs of processing and distribution increased from 51.9% for the three months ended September 30, 2009 to 52.5% for the three months ended September 30, 2010.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $818,000, or 5.5%, to $15.6 million for the three months ended September 30, 2010 from $14.8 million for the three months ended September 30, 2009. Marketing, general and administrative expenses increased as a percentage of revenues from 34.6% for the three months ended September 30, 2009 to 37.4% for the three months ended September 30, 2010. The increase was primarily due to an increase in distributor commissions primarily attributable to higher sports medicine revenue, and payroll expenses of 656,000.

Research and Development Expenses. Research and development expenses decreased by $111,000, or 5.1%, to $2.1 million for the three months ended September 30, 2010 from $2.2 million for the three months ended September 30, 2009. As a percentage of revenues, research and development expenses decreased from 5.1% for the three months ended September 30, 2009 to 5.0% for the three months ended September 30, 2010. The decrease was primarily due to lower studies expense of $126,000.

Asset Impairments and Abandonments. We recognized a $134.7 million loss on asset impairment and abandonments during the three months ended September 30, 2010 as compared to $125,000 for the three months ended September 30, 2009. The other than temporary asset impairment charge of $134.7 million was charged against our goodwill.

Based on the current economic environment and the severe decline in our stock price beginning late in the second quarter of 2010 and sustained through the date of this filing, which created a significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require an interim goodwill impairment analysis as of September 30, 2010. For purposes of this analysis, estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting unit based on future discounted cash flows, and the market approach, which estimates the fair value of our reporting unit on comparable market prices. As of this filing, we have not completed this analysis, due to the complexities involved in determining the implied fair value of the goodwill of the reporting unit. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we recorded a $134,681 goodwill impairment charge for the entire remaining balance, representing our best estimate of the impairment loss, during the three months ended September 30, 2010. The goodwill impairment charge does not affect our liquidity, nor does it affect any financial covenants of our credit agreements.

Net Other Expense. Net other expense was $168,000 for the three months ended September 30, 2010 compared to $339,000 for the three months ended September 30, 2009. Interest expense decreased for the three months ended September 30, 2010 to $129,000 from $138,000 for the three months ended September 30, 2009 due to lower interest paid on long-term obligations. Interest income for the three months ended September 30, 2010 of $22,000 was comparable to the prior year period. Foreign exchange loss was $61,000 for the three months ended September 30, 2010 compared to a foreign exchange loss of $221,000 for the three months ended September 30, 2009 due to changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the three months ended September 30, 2010 was $387,000 compared to $838,000 for the three months ended September 30, 2009. Our effective tax rate for the three months ended September 30, 2010 and 2009 was 0.3% and 26.6%, respectively. Our effective tax rate for the three months ended September 30, 2010 as compared to 2009 was negatively impacted by the non-deductible goodwill impairment.

Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009

Revenues. Our total revenues decreased $1.8 million, or 1.4%, to $120.8 million for the nine months ended September 30, 2010 compared to $122.6 million for the nine months ended September 30, 2009.

Sports Medicine - Revenues from sports medicine allografts increased $3.5 million, or 12.1%, to $32.8 million for the nine months ended September 30, 2010 compared to $29.2 million for the nine months ended September 30, 2009. Sports medicine revenues increased primarily as a result of higher unit volumes of 6.7%, and higher average revenue per unit of 5.1% due primarily to changes in product mix.

Spine - Revenues from spinal allografts decreased $7.1 million, or 22.4%, to $24.5 million for the nine months ended September 30, 2010 compared to $31.5 million for the nine months ended September 30, 2009. Spine revenues decreased primarily as a result of unit volume decreases of 21.5% due to an inventory reduction of approximately $6.0 million in the first half of 2010 from our largest spine distributor.

Dental - Revenues from dental allografts increased $477,000, or 2.2%, to $22.1 million for the nine months ended September 30, 2010 compared to $21.6 million for the nine months ended September 30, 2009. Dental revenues increased primarily as a result of entering into a new exclusive distribution agreement with our dental distributor, which included a $1.0 million stocking order, leading to an increase in unit volumes of 14.4%. This was partially offset by a decrease in average revenue per unit of 10.7% due to the $1.0 million stocking order at transfer fees under the new exclusive distribution agreement. Excluding the $1.0 million stocking order, revenue from dental allografts decreased $523,000, which is primarily the result of elective dental surgeries being negatively impacted by the global economic slowdown as patients continue to defer procedures as a result of the lack of medical insurance reimbursements in this area.

Surgical Specialties - Revenues from surgical specialty allografts decreased $753,000, or 3.8%, to $18.9 million for the nine months ended September 30, 2010 compared to $19.6 million for the nine months ended September 30, 2009. Surgical specialties revenues decreased as a result of lower average revenue per unit of 3.6%, due to changes in product mix. In July 2009, the Company entered into an arrangement with Davol, whereby they are distributing our allografts for breast reconstruction procedures in addition to allografts for hernia repair, which resulted in higher revenues from surgical specialties in the nine months ended September 30, 2009.

Bone Graft Substitutes (BGS) and General Orthopedic - Revenues from BGS and general orthopedic allografts increased by $2.7 million, or 16.0%, to $19.7 million for the nine months ended September 30, 2010 compared to $17.0 million for the nine months ended September 30, 2009. BGS and general orthopedic revenues increased primarily due to an increase in unit volumes of 13.0% and higher average revenues per unit of 2.9% due to changes in product mix. Growth in unit volumes resulted from new products introduced in the last eighteen months, increased distributor orders and increased market penetration through our direct distribution force both domestically and internationally.

Other Revenues - Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees and distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees, decreased by $710,000 to $2.9 million for the nine months ended September 30, 2010 compared to $3.6 million for the nine months ended September 30, 2009. Other Revenues decreased primarily as a result of lower deferred revenue amortization and soft tissue recovery fees.

Foreign Currency Fluctuations - For the nine months ended September 30, 2010, foreign currency exchange fluctuations resulted in a decrease in total revenues of $419,000 due to a 1.0% increase in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Costs of Processing and Distribution. Costs of processing and distribution decreased by $9,000, or 0.01%, to $65.0 million for the nine months ended September 30, 2010, from $65.0 million for the nine months ended September 30, 2009. As a percentage of revenues, costs of processing and distribution increased from 53.0% for the nine months ended September 30, 2009 to 53.8% for the nine months ended September 30, 2010

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $59,000, or 0.1%, to $44.9 million for the nine months ended September 30, 2010 from $44.9 million for the nine months ended September 30, 2009. Marketing, general and administrative expenses increased as a percentage of revenues from 36.6% for the nine months ended September 30, 2009 to 37.2% for the nine months ended September 30, 2010. The increase was primarily due to higher distributor commissions and payroll expenses of $1.3 million offset by lower legal expenses of $1.2 million.

Research and Development Expenses. Research and development expenses increased by $1.2 million, or 20.0%, to $7.0 million for the nine months ended September 30, 2010 from $5.8 million for the nine months ended September 30, 2009. As a percentage of revenues, research and development expenses increased from 4.8% for the nine months ended September 30, 2009 to 5.8% for the nine months ended September 30, 2010. The increase was primarily due to higher research compensation, legal, and research supplies expense of $1.2 million.

Asset Impairments and Abandonments. We recognized a $134.7 million loss on asset impairment and abandonments during the nine months ended September 30, 2010 as compared to $208,000 for the nine months ended September 30, 2009. The other than temporary asset impairment charge of $134.7 million was charged against our goodwill.

Based on the current economic environment and the severe decline in our stock price beginning late in the second quarter of 2010 and sustained through the date of this filing, which created a significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require an interim goodwill impairment analysis as of September 30, 2010. For purposes of this analysis, estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting unit based on future discounted cash flows, and the market approach, which estimates the fair value of our reporting unit on comparable market prices. As of this filing, we have not completed this analysis, due to the complexities involved in determining the implied fair value of the goodwill of the reporting unit. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we recorded a $134,681 goodwill impairment charge for the entire remaining balance, representing our best estimate of the impairment loss, during the three months ended September 30, 2010. The goodwill impairment charge does not affect our liquidity, nor does it affect any financial covenants of our credit agreements.

Net Other Expense. Net other expense was $364,000 for the nine months ended September 30, 2010 compared to $431,000 for the nine months ended September 30, 2009. Interest expense increased for the nine months ended September 30, 2010 to $436,000 from $391,000 for the nine months ended September 30, 2009 due to higher interest paid on long-term obligations. Interest income decreased for the nine months ended September 30, 2010 to $85,000 from $218,000 for the nine months ended September 30, 2009 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents than the comparable prior year period. Foreign exchange loss was $13,000 for the nine months ended September 30, 2010 compared to a foreign exchange loss of $258,000 for the nine months ended September 30, 2009 due to changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the nine months ended September 30, 2010 was $1.0 million compared to $1.8 million for the nine months ended September 30, 2009. Our effective tax rate for the nine months ended September 30, 2010 and 2009 was 0.7% and 29.2%, respectively. Our effective tax rate for the nine months ended September 30, 2010 as compared to 2009 was negatively impacted by the non-deductible goodwill impairment.

Liquidity and Capital Resources

Cash Flows - Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009.

Our cash used in operating activities was $831,000 for the three months ended September 30, 2010, compared to cash provided by operating activities of $5.5 million for the three months ended September 30, 2009. The cash used in operating activities in 2010 was primarily due to the timing of payments to certain vendors partially offset by $1.4 million of inventory distributions in excess of tissue procurement and production costs, while 2009 cash provided was primarily a result of the receipt of $8.0 million in fees for exclusive distribution rights.

At September 30, 2010, we had 48 days of revenues outstanding in trade accounts receivable, a decrease of 1 day compared to December 31, 2009. The decrease was due to higher cash receipts from customers than shipments to customers in the third quarter of 2010. At September 30, 2010, we had 378 days of inventory on hand, a decrease of 8 days compared to December 31, 2009.

Our cash used in investing activities was $2.8 million for the three months ended September 30, 2010, compared to $1.2 million for the three months ended September 30, 2009. Our investing activities for the three months ended September 30, 2010 consisted of purchases of property, plant and equipment of $1.7 million, purchases of licensing rights of $1.0 million, and patent costs of $60,000. Our investing activities for the three months ended September 30, 2009 consisted primarily of purchases of property, plant and equipment of $1.1 million and patent costs of $99,000. The increase in purchases of property, plant and equipment was due to timing of payments to certain vendors and the timing of purchases under our annual capital acquisition plan.

Our cash provided by financing activities was $1.4 million for the three months ended September 30, 2010 compared to $1.9 million for the three months ended September 30, 2009. Cash provided by financing activities for the three months ended September 30, 2010 consisted primarily of net proceeds from short-term obligations of $163,000, proceeds from long-term obligations of $5.5 million, and proceeds from exercise of common stock options of $19,000, partially offset by payments on long-term obligations of $4.3 million.

Cash Flows - Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009.

Our cash provided by operating activities was $2.9 million for the nine months ended September 30, 2010, compared to $1.4 million for the nine months ended September 30, 2009. The cash provided by operating activities was primarily due to $2.4 million of inventory distributions in excess of tissue procurement and production costs. Cash provided by operating activities in 2009 related to an increase in inventories of human dermis tissue to support the growing surgical specialties business, partially offset by the timing of payments to certain vendors.

At September 30, 2010, we had 48 days of revenues outstanding in trade accounts receivable, a decrease of 1 day compared to December 31, 2009. The decrease was due to higher cash receipts from customers than shipments to customers for the nine months ended September 30, 2010. At September 30, 2010, we had 378 days of inventory on hand, a decrease of 8 days compared to December 31, 2009.

Our cash used in investing activities was $3.7 million for the nine months ended September 30, 2010, compared to $3.4 million for the nine months ended September 30, 2009. Our investing activities for the nine months ended September 30, 2010 consisted of purchases of property, plant and equipment of $2.4 million, purchases of licensing rights of $1.0 million, and patent costs of $283,000. Our investing activities for the nine months ended September 30, 2009 consisted primarily of purchases of property, plant and equipment of $3.0 million and patent costs of $323,000. The decrease in purchases of property, plant and equipment was due to timing of payments to certain vendors and the timing of purchases under our annual capital acquisition plan.

Our cash used in financing activities was $1.1 million for the nine months ended September 30, 2010 compared to cash provided by financing activities of $2.3 million for the nine months ended September 30, 2009. Cash used in financing activities for the nine months ended September 30, 2010 consisted primarily of net payments on short-term obligations of $886,000 and payments on long-term obligations of $10.7 million partially offset by proceeds from long-term obligations of $9.8 million, and proceeds from exercise of common stock options of $764,000.

Liquidity.

As of September 30, 2010, we had $15.5 million of cash and cash equivalents. On October 14, 2010, we received $13.0 million of the $17.0 million receivable for exclusive distribution fees in connection with the new exclusive distribution agreement with Zimmer. We believe that our working capital as of September 30, 2010, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

Certain Commitments.

The Company’s short-term and long-term obligations and availability of credit as of September 30, 2010 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Short-term obligations:
Credit facilities	$1,080	$1,234

Total short-term obligations	1,080	1,234

Long-term obligations:
Credit facility	8,505	4,832
Long-term obligations	3,225	—
Capital leases	746	—

Total long-term obligations	12,476	4,832

Total obligations	$13,556	$6,066

The following table provides a summary of our debt obligations, operating lease obligations, and other significant obligations as of September 30, 2010.

	Contractual Obligations Due by Period
	Total	2010	2011	2012	2013	After 2013
	(In thousands)

Debt obligations	$13,556	$1,562	$1,296	$9,518	$596	$584
Operating leases	2,856	429	1,174	767	352	134
Other significant obligations (1)	7,630	2,270	3,120	2,110	130	—

Total	$24,042	$4,261	$5,590	$12,395	$1,078	$718

(1)	These amounts consist of contractual obligations for tissue recovery, development grants and licensing fees.

The Company was in compliance with all covenants related to its credit facilities and term loans as of September 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2010. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and Germany, the Company is exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. Except for an interest rate swap associated with 375,000 Euros (or $510,000) of long-term debt over six years that was started March 31, 2006, the Company does not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, the Company is subject to changes in interest rates. Based on September 30, 2010 outstanding intercompany balances, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on September 30, 2010 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

We refer you to Part I, Item 1, note 15 entitled “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

Item 1A.	Risk Factors

There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 1, 2010, as updated by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 6.	Exhibits

10.1†	Exclusive Distribution Agreement between RTI Biologics, Inc. and Zimmer Dental Inc., dated as of September 3, 2010 and effective as of September 30, 2010.

31.1	Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.

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

Date: November 8, 2010