Form 10-K
period 2010-12-31
RTI Biologics, Inc.
filed 2011-02-22
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010), was approximately $160.6 million.

The number of shares of Common Stock outstanding as of February 16, 2011 was 54,843,362.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Company Overview

We are a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process donated human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue, and bovine animal tissue in producing allograft and xenograft implants utilizing proprietary BIOCLEANSE® and TUTOPLAST® sterilization processes, for distribution to hospitals and surgeons. We process at two facilities in Alachua, Florida and one facility in Neunkirchen, Germany and distribute our products and services in all 50 states and in over 31 countries worldwide.

We process human and bovine animal tissue and distribute the tissue through various distribution channels. Our lines of business are comprised primarily of five product categories: sports medicine, spine, dental, surgical specialties, Bone graft substitutes (“BGS”) and general orthopedic. The following table presents revenues from tissue distribution and other revenues and their respective percentages of our revenues for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008(1)
	(In thousands)
Fees from tissue distribution:
Sports medicine	$45,065	27.1%	$39,533	24.0%	$36,330	24.8%
Spine	33,906	20.4%	41,087	25.0%	41,817	28.5%
Dental	29,746	17.9%	29,985	18.2%	27,365	18.7%
Surgical specialties	26,871	16.2%	26,278	16.0%	15,350	10.5%
BGS and general orthopedic	25,413	15.3%	23,161	14.1%	20,024	13.6%
Other revenues	5,170	3.1%	4,483	2.7%	5,749	3.9%

Total revenues	$166,171	100.0%	$164,527	100.0%	$146,635	100.0%

Domestic revenues	147,943	89.0%	141,275	85.9%	126,957	86.6%
International revenues	18,228	11.0%	23,252	14.1%	19,678	13.4%

Total revenues	$166,171	100.0%	$164,527	100.0%	$146,635	100.0%

(1)	Includes results of Tutogen Medical, Inc. beginning on February 28, 2008.

For additional financial information concerning our operating performance, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report and our Consolidated Financial Statements in Part II, Item 8 of this report.

We pursue a market-by-market approach to the distribution of our implants, and establish strategic distribution arrangements in order to increase our penetration in selected markets. We have distribution arrangements with Medtronic, Inc. (“Medtronic”), Zimmer, Inc. (“Zimmer”), Blackstone Medical, Inc., a subsidiary of Orthofix International NV (“Blackstone”), Stryker Spine, a division of Stryker (“Stryker”), Aesculap Implant Systems, Inc. (“Aesculap”) and SeaSpine, Inc. (“SeaSpine”) for spine implants, and with Zimmer for our dental implants. For our surgical specialties markets, we distribute through Davol, Inc., a subsidiary of C. R. Bard, Inc. (“Davol”), for hernia repair, and breast reconstruction, through Coloplast A/S of Denmark (“Coloplast”) for urology, through IOP, Inc. (“IOP”) for ophthalmology and through ENTrigue Surgical, Inc. (“ENTrigue”) for ENT applications. Zimmer, Stryker, Exactech, Inc., (“Exactech”) and Pioneer Surgical Technology, Inc. (“Pioneer”) are our current distributors for our allograft paste implants, and Wright Medical Technology, Inc. (“Wright”) distributes certain of our sports medicine implants. In the domestic sports medicine and general orthopedic applications we have developed a direct distribution force and a network of independent distributors. In the international market we use Zimmer for our dental implants, a direct distribution force in Germany, and a network of independent distributors outside Germany for other implants.

As part of the tissue procurement process we rely on tissue recovery agencies to perform a risk assessment on every potential donor, interview family members and evaluate the donor’s medical records. Blood collected from each donor by the recovery agency is tested for the presence of viral or bacterial diseases. Bone tissue, soft tissue and tendon and ligament grafts are sterilized through our BioCleanse® process and TUTOPLAST® process only after they have passed this screening by the recovery agency and testing of the blood samples. Our BioCleanse® process is a patented tissue sterilization process that is designed to add a measure of safety to our tissue implants and provide surgeons and patients with tissue implants that are free of spores, fungi, bacteria and viruses and is the only tissue sterilization process that has been reviewed by the U.S. Food and Drug Administration (“FDA”). The BioCleanse® process is an automated, multi-step cleansing process which first removes blood and fats, then chemically sterilizes the tissue, while maintaining the structural integrity and biocompatibility of the tissue, and is applied to bone tissue and tendon and ligament tissue. The TUTOPLAST® process utilizes solvent dehydration and chemical inactivation, and is applied to two types of preserved allografts: soft tissue, consisting of fascia lata, fascia temporalis, pericardium, dermis and sclera; and bone tissue; consisting of various configurations of cancellous and cortical bone material. We believe that the BioCleanse® and TUTOPLAST® processes are the industry leading sterilization processes.

We are an accredited member of the American Association of Tissue Banks, or AATB, a nationally recognized association of the tissue banking industry. The accreditation covers the processing, storage and distribution of tissues for transplantation and research and informs users of our human tissue implants that we are in compliance with the minimum safety guidelines of the association.

Corporate Information

We were incorporated in 1997 in Florida as a wholly-owned subsidiary of the University of Florida Tissue Bank, “UFTB”. We began operations on February 12, 1998 when UFTB contributed to us its allograft processing operations, related equipment and technologies, distribution arrangements, research and development activities and certain other assets. At the time of our initial public offering in August 2000, we reincorporated in the State of Delaware. On February 27, 2008, we completed our merger with Tutogen Medical, Inc., a Delaware corporation (“TMI”), in a tax-free stock-for-stock exchange pursuant to which TMI shareholders received 1.22 shares of our common stock for each share of TMI’s common stock. In connection with the merger, we changed our name from Regeneration Technologies, Inc. to RTI Biologics, Inc. The results of TMI’s operations have been included in our consolidated financial statements since the merger. Our principal offices are located at 11621 Research Circle, Alachua, Florida, and our phone number is (386)  418-8888.

Industry Overview

Defects in bone and other human tissue can be caused by a variety of sources including trauma, congenital defect, aging, revision of joint replacements, infectious disease, cancer and other similar conditions. The prevalent method used to repair and promote the healing of defective tissue is surgical intervention, principally through the use of surgical implants. When considering a surgical procedure for tissue repair, surgeons and patients have a number of treatment options including:

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

Marketing and Distribution

Our lines of business are comprised primarily of the following markets: sports medicine, spine, dental, surgical specialties, bone graft substitutes, and general orthopedic. Our current implants range from allografts and xenografts that are precision machined for specific surgical applications to grafts conventionally processed for general surgical uses. The following summarizes the marketing and distribution in each of our markets:

Market	Estimated US Market Size	Distributor	Products
Sports Medicine	$1,800 Million	Wright	Cancello-Puro® Wedge
		RTI (Direct)	Matrix® HD
Sterling® Interference Screws
Sterling® Wedge
Fresh-stored OC—Fem Condyles & Taul
Menisci
Patellar Tendon (BTB) Series
Tibialis Tendons
Achilles Tendons
Assembled BTB and BTB Select
Peroneus Longus
Semi-T - Gracilis
HTO Wedge
Spine	$1,200 Million	Medtronic	Cornerstone® SR Series Grafts
Cornerstone® Reserve Series Grafts
Cornerstone® Select Series Grafts
Cornerstone™ Conventional Allografts
Tangent™ Impacted Cortical Wedge
Precision™ ALIF
MD™ Series Threaded Cortical Bone Dowel
		Zimmer	Puros® A
Puros® S
Puros® S2
Puros® P
Puros® Conventional Allografts
		Blackstone (Orthofix)	AlloQuent™ S
AlloQuent™ ALIF
		Stryker	AlloCraft™ C
AlloCraft™ L
		Aesculap	Cervical /Lumbar Grafts
		Sea Spine	Cambria ACC Allograft Blocks
Dental	$225 Million	Zimmer	Puros® Blocks
Puros® Cancellous Chips
Puros® Cortical Chips
Puros® Membranes
CopiOs® Pericardium

Market	Estimated US Market Size	Distributor	Products
Surgical Specialties
Hernia	$252 Million	Davol (Bard)	Allomax® Dermis
Breast Reconstruction	$104 Million	Davol (Bard)	Allomax® Dermis
Urology	$37 Million	Coloplast	Suspend® Fascia Lata
Axis® Dermis
Tutoplast® Pericardium
Ophthalmology	$14 Million	IOP	IO Patch®
BioDome®
BioElevation®
ENT	$9 Million	ENTrigue	Allograft Dermis
RegenerENT™ Bovine Pericardium
Allograft Fascia Lata
Allograft Pericardium
BGS and general orthopedic	$426 Million	Zimmer	Puros® RTU Paste
		Exactech	Altiva DBM
Regenafil®
Regenaform®
Osteofil®
Opteform®
OsteoBridge™
		Aesculap	ProSpace DBM
		Pioneer	BioSet™
		Stryker	AlloCraft™ DBM Boat
BIO DBM Boat™
		Medtronic	Osteofil®
		Independent and direct distribution	Conventional Fashioned
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

On February 9, 2007, we entered into a Xenograft Distribution and Supply Agreement with Wright. Under this contract, Wright distributes certain allografts, Sterling xenografts as well as xenografts designed by Wright which we process and package. This agreement was expanded to include additional designs effective March 9, 2007.

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

Spine

The spine market for allografts includes precision machined implants and bone paste utilized in spinal procedures. Our spine allografts are marketed domestically through our non-exclusive relationships with Medtronic, Blackstone, Zimmer, Stryker, Aesculap and SeaSpine.

Medtronic is our principal distributor in the spine market. We originally entered into an Exclusive Distribution and License Agreement with Medtronic, dated June 1, 2002, pursuant to which Medtronic distributed specialty allograft and bone paste for use in spinal surgery. We have amended our agreement with Medtronic several times. Our current agreement with Medtronic expires June 1, 2014.

During September 2000, Zimmer began distributing TMI bone products under a ten-year agreement for applications in the spine market. In April 2003, TMI entered into an exclusive license and distribution agreement with Zimmer. Effective with that agreement, Zimmer became a “stocking distributor”. Currently, Zimmer distributes both traditional bone and specialty allografts, and bone paste for use in spinal surgery. Our current spine agreement with Zimmer expires March 8, 2011 and renews automatically for successive one year terms.

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

On June 6, 2007, we entered into an Allograft Distribution and Supply Agreement with an initial term of 3 years and one year automatic renewals with Stryker, under which we process and package implants designed by Stryker for distribution by Stryker. The current agreement with Stryker expires June 5, 2011 and renews automatically for successive one year terms.

On December 15, 2008, we entered into an Implant Development and Supply Agreement with an initial term of 10 years with Aesculap, under which we will process and package implants designed by Aesculap for distribution by Aesculap.

On July 29, 2010, we entered into a Contract Processing and Supply Agreement with an initial term of 3 years with SeaSpine, under which we will process and package implants designed by SeaSpine for distribution by SeaSpine.

Dental

We currently provide various products including cancellous and cortical bone and human and bovine membranes primarily for dental procedures related to augmenting ridge restoration.

During September 2000, Zimmer entered into a ten-year agreement to represent TUTOPLAST® processed bone, under the brand name Puros®, for dental applications. Zimmer marketed the implants to the end user and in the United States we shipped and billed the customer directly. Distribution fees earned pursuant to the agreement were recognized ratably over the term of the agreement. During 2006, TMI expanded its relationship with Zimmer by adding pericardium and dermis soft tissue implants for dental applications. The additions of these implants provided Zimmer with a full line of biologic implants for the dental surgeons. In August 2007, TMI entered into an agreement to extend Zimmer’s exclusivity internationally into Europe, the Middle East and Asia. The international agreement includes both human and bovine bone and soft tissue implants and allows Zimmer to provide the dentist with a complete product offering for the regenerative procedure. On September 3, 2010, we entered into a new exclusive distribution agreement (the “Agreement”), with Zimmer Dental Inc. (“Zimmer”), a subsidiary of Zimmer, Inc., with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of the Agreement, we will supply sterilized allograft and xenograft implants (the

“Implants”) at an agreed upon transfer price, and Zimmer will be the exclusive distributor of the Implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer’s exclusive distribution rights, Zimmer agreed to the following: 1) payment to us of $13.0 million within ten days of the effective date (the “Upfront Payment”), 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year, the first of which was paid on January 18, 2011 in the amount of $4.0 million (the “Initial Annual Exclusivity Fee”), and , 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer’s ability to distribute the Implants, Zimmer may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the Agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by us to the satisfaction of Zimmer. Both the Upfront Payment and the Initial Annual Exclusivity Fee have been deferred and are being recognized as other revenues based on Zimmer’s anticipated annual purchases over the term of the agreement.

Surgical Specialties

We distribute implants for surgical specialties which include hernia, breast reconstruction, urology, ophthalmology, and ENT.

In January 2006, TMI entered into a four-year exclusive worldwide distribution agreement with Davol Inc., a subsidiary of C.R. Bard, Inc. (“Davol”), to promote, market and distribute TMI’s line of allograft biologic tissues for hernia repair and the reconstruction of the chest and abdominal walls. Under the agreement, Davol paid TMI $3.3 million in fees for the exclusive distribution rights. On July 13, 2009, we and Davol amended their January 2006 distribution agreement with TMI. Under the amended agreement, 1) Davol paid us $8.0 million in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay us certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid us the first revenue milestone payment of $3.5 million. The $8.0 million and $3.5 million exclusivity payments have been deferred and are being recognized as other revenue on a straight-line basis over ten years, the initial term of the contract, and the remaining term of the contract, respectively.

In June 2006, TMI signed a distribution agreement with Mentor Corporation (“Mentor”) for the exclusive North American rights for the use of TUTOPLAST® dermis for breast reconstruction. Under the agreement, Mentor paid TMI $500,000 in fees for the exclusive distribution rights. Mentor initiated distribution during the third quarter of 2007. Johnson & Johnson completed its acquisition of Mentor in January 2009 and the agreement with Mentor expired in June 2009.

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

BGS and general orthopedic

Allograft Paste.    Surgeons principally use our allograft paste implants, which are composed of demineralized bone matrix (“DBM”) and in some cases a biologic gel carrier, in fracture treatment, bone and joint reconstruction and periodontal applications, such as ridge augmentation for dental implants. Our allograft paste implants are marketed under Osteofil by Medtronic, Puros® RTU Paste by Zimmer and the Optefil™, Opteform®, Regenafil® and Regenaform® brands with Exactech and we distribute directly the BioSet™ family of paste products through our direct distributor force, Pioneer, and our international distribution network. Our DBM Boat products are marketed under AlloCraft™ by Stryker.

We also distribute these products through Medtronic, Exactech, Zimmer, Stryker, Pioneer, our own direct distribution force and an international distribution network. We pay Exactech a 3% royalty fee with respect to our moldable allograft pastes distributed by others which is the same formulation as the Exactech product. The agreement is for an initial term expiring June 30, 2014, subject to earlier termination under certain limited circumstances.

In 2007, we entered into an exclusive distribution agreement with Zimmer with an initial term of 10 years, relating to new bone paste products. The field of use for these products includes all orthopedic, trauma, reconstruction, spine, sports medicine, dental and oral maxillofacial applications. As part of the agreement, Zimmer has made payments to us totaling $5.0 million for the aforementioned exclusive distribution rights, and has to maintain certain minimum order volumes beginning in 2010. The $5.0 million exclusivity payment is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation.

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

We have relationships with over thirty tissue donor recovery agencies across the country. We also have relationships outside the United States. Our largest single donor recovery group represented 12% of our total donor tissue for the year ended December 31, 2010. We believe additional recovery group relationships would be available if needed and consequently that the loss of any one of our sources of donor tissue would not have a material impact on our operating results.

We continue to develop new xenograft tissue implants. Implants processed from xenograft tissue are regulated by the FDA as devices and require approval or licenses from the FDA prior to marketing in the United States. The sources of our animal tissues are regulated closed herds. The herds are located in the United States and New Zealand. Our clinical studies indicate that our xenograft implants, after processing through BioCleanse® and TUTOPLAST® are equivalent to our allograft implants with respect to functionality, safety and incorporation. We believe the continued development of our xenograft implants will help us meet unmet demand for certain allografts and also allow us to develop new biological implants that cannot currently be made due to structural limitations of human tissue.

Research and Development

Our research and development costs for the years ended December 31, 2010, 2009 and 2008 were $9,435, $8,899 and $8,143, respectively. In 2010, we continued to increase our investment in our R&D efforts by funding new projects including research and development projects at our facility in Neunkirchen, Germany. Our scientists are focusing their studies on delivering optimal regenerative medicine solutions through allograft and xenograft, as well as expanding the uses of the BioCleanse® and Tutoplast processing technologies.

We plan to continue to develop new implants and technologies within our current market, and to develop additional tissue-related technologies for other markets. We plan to do this by building on our core technology platforms: BioCleanse®, TUTOPLAST®, precision machining, assembled grafts, and tissue and mediated osteoinduction, We operate a dedicated research team working on advanced technologies, and have embedded development/technical teams who work with the business/marketing teams focused on expanding the scope and scale of existing competencies such as tissue sterilization and tissue machining to meet specific surgical needs. This approach has resulted in the development of core science platforms, a pipeline of concepts for development and marketing and focused development to meet immediate needs.

In 2010 we launched 15 new implants in sports medicine, spine, surgical specialties and BGS and general orthopedic developed by our research and development teams.

Intellectual Property

Our business depends upon the significant know-how and proprietary technology we have developed. To protect this know-how and proprietary technology, we rely on a combination of trade secret laws, patents, licenses, trademarks and confidentiality agreements. The effect of these intellectual property rights is to define zones of exclusive use of the covered intellectual property.

Our United States patent holdings include patents relating to or covering: BioCleanse®, our proprietary method of cleaning, sterilizing and virally inactivating donor tissue; our MD-Series™ cortical bone dowel; soft and calcified tissue implants; certain precision machined allograft intervertebral spacers and other spinal implants; matrix compositions comprised of gelatin, muscle or pulverized dermis; the use of the interference screw technology; our segmentally demineralized graft; methods and instruments for improved meniscus transplantation; materials and methods for improved bone- tendon-bone transplantation; and various assembled bone-tendon-bone implant designs. Our foreign patent holdings include: our MD-Series™ cortical bone dowel technology, our precision machined spinal implants, and our BioCleanse® process. The duration of patent rights generally is 20 years from the date of filing of priority application, while trademarks, once registered, are essentially perpetual. We also have patent applications pending in the U.S. (including continuation and divisional applications), and corresponding foreign patent applications pending in various countries including, but not limited to, Canada, Japan, Australia and the European Union. We have also entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies. In addition, we rely on our substantial body of know-how, including proprietary tissue recovery techniques and processes, research and development, tissue processing and quality assurance.

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

Our principal competitors in the conventional allograft market include the Musculoskeletal Transplant Foundation, or MTF, AlloSource, LifeCell, Inc., a subsidiary of Kinetic Concepts Inc. and LifeNet. Among our competitors in precision machined allograft are MTF, LifeNet and AlloSource. Other companies who process and distribute allograft pastes include Medtronic, AlloSource, Integra, Wright, and MTF. Companies who process and distribute xenograft tissue include Synovis, LifeCell, Cook Surgical and Medtronic.

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

The FDA and international regulatory bodies conduct periodic compliance inspections of both our U.S. and our German processing facilities. Both operations are registered with the U.S. FDA Center for Biologics Evaluation and Research (“CBER”) and are certified to ISO 13485:2003. The Alachua facility is also accredited by the AATB and is licensed in the states of Florida, New York, California, Maryland, Delaware and Illinois. The Neunkirchen facility is registered with the German Health Authority (“BfArM”) as a pharmaceutical and medical device manufacturer and is subject to German drug law. We believe that worldwide regulation of allografts and xenografts is likely to intensify as the international regulatory community focuses on the growing demand for these implant products and the attendant safety and efficacy issues of citizen recipients.

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

Our xenograft implants are CE-marked and are therefore subject to a design examination review by a Notified Body. In 2006, the RTI US facility received initial CE mark approval for ten different product models, followed by additional product approvals in subsequent years. In addition, the US facility received A “Certificate of Suitability” from the European Directorate for the Quality of Medicines & HealthCare (EDQM) for bovine bone in 2008. This certifies that the bovine bone material complies with the European Pharmacopoeia monograph for products at risk for transmission of animal spongiform disease.

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

Employees

As of December 31, 2010, we had a total of 711 employees of whom 154 were employed in Germany and of whom 5 were employed in France. Management believes its relations with its employees are good.

Executive Officers of the Registrant

Our executive officers and their respective ages and positions as of the date of this report and their previous business experience are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Brian K. Hutchison	51	Chairman and Chief Executive Officer
Robert P. Jordheim	47	Executive Vice President and Chief Financial Officer
Thomas F. Rose	60	Executive Vice President, Chief Operations Officer and Secretary
Roger W. Rose	51	President, RTI Donor Services, Executive Vice President and Chief Commercial Officer
Caroline A. Hartill	54	Executive Vice President and Chief Scientific Officer

Brian K. Hutchison was named chairman and chief executive officer for RTI Biologics in February 2008. He joined RTI in December 2001 as president and CEO and was elected chairman of the board of directors in December 2002. In his role at RTI, Hutchison oversees all aspects of the company and its affiliates. He serves on the board of directors for the United Way of North Central Florida. Hutchison spent the previous 12 years with Stryker Corporation, based in Kalamazoo, MI. He served most recently as vice president, worldwide product development and distribution. A native of Muskegon, MI, Hutchison earned a bachelor’s degree in business administration from Grand Valley State University in 1981. He also completed the Program for Management Development from Harvard Business School in 1995.

Robert P. Jordheim joined RTI in June, 2010 as executive vice president and CFO, and oversees all aspects of finance for the company. Jordheim has 24 years of progressive corporate finance experience, including 17 years with Medtronic, Inc. Most recently, he served as vice president, finance and business development for Medtronic’s Spinal and Biologics business unit. Previously, he served as vice president, finance for Medtronic’s Surgical Technologies business unit. His tenure with Medtronic also included responsibilities in corporate development and international experience gained through a five-year assignment in Europe. Previous to his tenure at Medtronic, Jordheim served as manager of external reporting at The Fairchild Corporation and an auditor for Deloitte & Touche LLP. Jordheim earned a bachelor’s degree in business administration from Southern Methodist University and a master’s degree in business administration from the University of Pittsburgh with a concentration in finance.

Thomas F. Rose was named executive vice president and chief operations officer in June, 2010. He was named chief financial officer for RTI Biologics in February 2008. He also serves as corporate secretary to the board of directors. Rose joined RTI as vice president and CFO in May 2002. Rose served the previous 10 years as vice president and chief financial officer at A.M. Todd Group, based in Kalamazoo, MI. Rose earned a bachelor’s degree in business administration from Western Michigan University in Kalamazoo. He has also completed numerous executive education courses at University of Michigan and Northwestern University focusing on strategy and organizational issues.

Roger W. Rose was named executive vice president and chief commercial officer in June, 2010. In February 2008, he was named president of RTI Donor Services, and, in August 2004, he was named executive vice president of RTI. Rose oversees all aspects of the organization’s not-for-profit affiliate, RTI Donor Services, marketing, and the distribution of donated tissue back into the community. He is committed to ensuring a meaningful connection between the donation and transplantation communities. Rose joined RTI as vice president of donor services in October 2002 and assumed additional responsibility for distribution and marketing in

October 2003. Prior to this, Rose spent seven years at Stryker Corporation based in Kalamazoo, Mich., where he held leadership positions in sales and marketing in both the medical and orthopedic divisions. Rose earned a bachelor’s degree in business administration from Western Michigan University in Kalamazoo and completed numerous executive education courses at UCLA, University of Michigan and Harvard Business School, focusing on finance, leadership, medical marketing, negotiation and strategy.

Caroline A. Hartill was named executive vice president and chief scientific officer on June 21, 2010. She was named chief scientific officer in March 2007. She joined RTI in November 2001 and was named vice president of quality assurance and regulatory affairs in January 2003. In her role at RTI, Hartill oversees all scientific research, quality assurance, regulatory affairs and clinical studies. She has served as a board member for BioFlorida and is a member of the Advanced Medical Technology Association (AdvaMed). She also serves on the Accreditation Committee and the Strategic Planning Task Force of the American Association of Tissue Banks (AATB). For the previous 18 years, she worked in the areas of technology development and market approvals as a consultant working with many major and start-up biotechnology and medical device companies worldwide. Hartill earned a bachelor’s degree with honors in health sciences from Birmingham University Medical School in England, as well as a master’s degree in management from the University of Wolverhampton in England. Hartill has also earned master’s level credits in sterilization science from Manchester University.

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

We currently derive the majority of our revenues through our relationships with Medtronic, Zimmer, Davol and Exactech. In addition, Medtronic and Zimmer provide nearly all of the instrumentation, surgeon training, distribution assistance and marketing materials for the lines of spinal allografts they distribute.

Variations in the timing and volume of orders by Medtronic and Zimmer may have a material effect upon our revenues. If our relationships with Medtronic or Zimmer are terminated or reduced for any reason and we are unable to replace these relationships with other means of distribution, we would suffer a material decrease in revenues.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. In March 2010, President Obama signed the Affordable Care Act into law. The new law will result in sweeping changes across the health care industry. The primary goal of this comprehensive legislation is to extend health coverage to approximately 32 million uninsured legal U.S. residents through a combination of public program expansion and private sector health insurance reforms. To fund the expansion of insurance coverage, the legislation contains measures designed to promote quality and cost efficiency in health care delivery and to generate budgetary savings in the Medicare and Medicaid programs. We are unable to predict the full impact of the Affordable Care Act at this time due to the law’s complexity and current lack of implementing regulations or interpretive guidance. However, we expect that several provisions of the Affordable Care Act will have a material effect on our business.

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

Implants require careful calibration and precise, high-quality processing. Achieving precision and quality control will require skill and diligence by our personnel. If we fail to achieve and maintain these high processing standards, including avoiding processing errors, design defects or component failures; we would be forced to recall, withdraw or suspend distribution of our implants; our implants and technologies could fail quality assurance and performance tests; production and deliveries of our implants could be delayed or cancelled; and our processing costs could increase.

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

The law of patents and trade secrets is constantly evolving and often involves complex legal and factual questions. The U.S. government may deny or significantly reduce the coverage we seek for our patent applications before or after a patent is issued. We cannot be sure that any particular patent for which we apply will be issued, that the scope of the patent protection will be comprehensive enough to provide adequate protection from competing technologies, that interference proceedings regarding any of our patent applications will not be filed, or that we will achieve any other competitive advantage from a patent. In addition, it is possible that one or more of our patents will be held invalid if challenged or that others will claim rights in or ownership of our patents and other proprietary rights. If any of these events occur, our competitors may be able to use our intellectual property to compete more effectively against us.

Because patent applications are secret until patents are actually issued (or until 18 months after a patent application has been filed) and the publication of discoveries in the scientific or patent literature lags behind actual discoveries, we cannot be certain that our patent application was the first application filed covering a particular invention. If another party’s rights to an invention are superior to ours, we may not be able to obtain a license to use that party’s invention on commercially reasonable terms, if at all. In addition, our competitors, many of which have greater resources than ours, could obtain patents that will prevent, limit or interfere with our ability to make use of our inventions either in the United States or in international markets. Further, the laws of some foreign countries do not always protect our intellectual property rights to the same extent as the laws of the United States. Litigation or regulatory proceedings in the United States or foreign countries also may be necessary to enforce our patent or other intellectual property rights or to determine the scope and validity of the proprietary rights of our competitors. These proceedings can be costly, result in development delays, and divert the attention of our management.

We rely upon unpatented proprietary techniques and processes in tissue recovery, research and development, tissue processing and quality assurance. It is possible that others will independently develop technology similar to our technology or otherwise gain access to or disclose our proprietary technologies. We may not be able to meaningfully protect our rights in these proprietary technologies, which would reduce our ability to compete.

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

The defense costs and settlements for patent infringement lawsuits are not covered by insurance. Patent infringement lawsuits can take years to settle. If we are not successful in our defenses or are not successful in obtaining dismissals of any such lawsuit, legal fees or settlement costs could have a material adverse effect on our results of operations and financial position.

We or our competitors may be exposed to product or professional liability claims which could cause us to be liable for damages or cause investors to think we will be liable for similar claims in the future.

The development of allografts and technologies for human tissue repair and treatment entails an inherent risk of product or professional liability claims, and substantial product or professional liability claims may be asserted against us. We are party to a number of legal proceedings relating to product or professional liability.

The implantation of donated human tissue implants creates the potential for transmission of communicable diseases. Although we comply with Federal and state regulations and guidelines intended to prevent communicable disease transmission, and our tissue suppliers are also required to comply with such regulations, there can be no assurances that: (i) our tissue suppliers will comply with such regulations intended to prevent communicable disease transmissions; (ii) even if such compliance is achieved, that our implants have not been or will not be associated with transmission of disease; or (iii) a patient otherwise infected with disease would not erroneously assert a claim that the use of our implants resulted in disease transmission.

We currently have $20 million of product and professional liability insurance to cover claims. This amount of insurance may not be adequate for potential claims if we are not successful in our defenses. Moreover, insurance covering our business may not always be available in the future on commercially reasonable terms, if at all. If our insurance proves to be inadequate to pay a damage award, we may not have sufficient funds to do so, which would harm our financial condition and liquidity. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Claims against us, regardless of their merit or potential outcome, may also hurt our ability to obtain surgeon endorsement of our allografts or to expand our business.

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

The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could adversely impact our business, financial condition or results of operations.

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business. For example, we are currently involved in an arbitration brought by Medtronic Sofamor Danek, USA, Inc. (“MSD”), a subsidiary of Medtronic, related to events stemming from the actions of Biomedical Tissue Services, Ltd. (“BTS”), an unaffiliated company recovery agency, and the subsequent voluntary recall of allografts processed by us from tissue originating from BTS. MSD seeks indemnification from us for its legal fees, costs and expenses allegedly incurred during the defense of cases brought by recipients of these allografts. Any material litigation or arbitration, even if without merit, inevitably results in the diversion of the attention of our management and other relevant personnel. To the extent uninsured, such claims further require the expenditure of our resources for defense costs for us and for parties to whom we may have indemnification obligations. We also may be required to pay material amounts in settlement costs or damages. No assurances can be given that the results of the current arbitration or any new legal matters will be favorable to us. An adverse resolution of lawsuits or arbitrations could adversely impact our business, financial condition or results of operations.

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

We currently have separate BioCleanse® and TUTOPLAST® processing units and laboratory operations in approximately 27,000 square feet of leased space related to processing and research in Alachua, Florida. We also currently lease approximately 6,000 square feet of separate R&D laboratory building space, and approximately 12,000 square feet of leased distribution and marketing office space in Alachua, Florida.

We also lease space at two of our recovery group locations throughout the United States.

GERMANY. Our facility in Neunkirchen consists of six buildings totaling approximately 45,000 square feet on approximately two acres of land. We own this property and believe it will be sufficient in size and condition to handle anticipated production levels for international markets into the foreseeable future.

FRANCE. Our facility in Metz consists of a small leased distribution office.

Item 3.    LEGAL PROCEEDINGS.

We are, from time to time, involved in lawsuits and arbitration proceedings relating to claims arising out of our operations in the ordinary course of business. We believe that none of these claims that were outstanding as of December 31, 2010 will have a material adverse impact on our financial position or results of operations.

The development of allografts and technologies for human tissue repair and treatment entails an inherent risk of product or professional liability claims, and substantial product or professional liability claims may be asserted against us. We are party to a number of legal proceedings relating to product or professional liability.

The implantation of donated human tissue implants creates the potential for transmission of communicable disease. Although we comply with Federal and state regulations and guidelines intended to prevent communicable disease transmission, and our tissue suppliers are also required to comply with such regulations, there can be no assurances that: (i) our tissue suppliers will comply with such regulations intended to prevent communicable disease transmissions; (ii) even if such compliance is achieved, that our implants have not been or will not be associated with transmission of disease; or (iii) a patient otherwise infected with disease would not erroneously assert a claim that the use of our implants resulted in disease transmission.

We currently have $20 million of product and professional liability insurance to cover claims. This amount of insurance may not be adequate for potential claims if we are not successful in our defenses. Moreover, insurance covering our business may not always be available in the future on commercially reasonable terms, if at all. If our insurance proves to be inadequate to pay a damage award, we may not have sufficient funds to do so, which would harm our financial condition and liquidity. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Claims against us, regardless of their merit or potential outcome, may also hurt our ability to obtain surgeon endorsement of our allografts or to expand our business.

Arbitration Proceeding with Medtronic

We and Medtronic Sofamor Danek, USA, Inc. (“MSD”), a subsidiary of Medtronic, Inc., (“Medtronic”), have filed claims against each other with the American Arbitration Association related to events stemming from the actions of Biomedical Tissue Services, Ltd. (“BTS”), an unaffiliated company recovery agency, and the subsequent voluntary recall of allografts processed by us from tissue originating from BTS (the “Allografts”). MSD seeks indemnification from us for its legal fees, costs and expenses allegedly incurred during the defense of cases brought by recipients of Allografts. We deny that we are obligated to indemnify MSD in respect of the Allografts. In the same proceeding, we are seeking damages from MSD due to actions taken by MSD during the recall process. Among other allegations, we allege that MSD’s actions were negligent and in breach of the contractual agreements between us and MSD. The proceeding is currently in its initial stages and the probability of a favorable or unfavorable outcome to us is unknown at this time. However, while we believe our defenses and counterclaims are meritorious, the ultimate resolution of the matters, which is expected to occur within nine months, could adversely impact our business, financial condition or results of operations.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on the Nasdaq Stock Market under the symbol “RTIX.” The following table sets forth the range of high and low sales prices for our common stock for each quarterly period in the last two fiscal years.

2009	High	Low
First Quarter	$3.38	$2.08
Second Quarter	$5.02	$2.40
Third Quarter	$5.11	$3.41
Fourth Quarter	$4.34	$3.19

2010	High	Low
First Quarter	$4.44	$3.04
Second Quarter	$4.54	$2.92
Third Quarter	$3.02	$2.09
Fourth Quarter	$2.86	$2.28

As of February 16, 2011, we had 396 stockholders of record of our common stock. The closing sale price of our common stock on February 16, 2011 was $2.63 per share.

Stock Performance Graph

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of: (1) a broad equity market index, and (2) a published industry or line-of-business index. We selected the Standards & Poors Biotechnology Index based on our good faith determination that this index fairly represents the companies which compete in the same industry or line-of-business as we do. The chart below compares our common stock with the Nasdaq Composite Index and the Standards & Poors Biotechnology Index and assumes an investment of $100.00 on December 31, 2005 in each of the common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Standards & Poors Biotechnology Index.

Total Return Analysis	12/05	12/06	12/07	12/08	12/09	12/10
RTI Biologics, Inc.	$100.00	$82.24	$121.40	$38.60	$53.71	$37.34
NASDAQ Composite	100.00	110.25	121.88	73.10	106.22	125.36
S&P Biotechnology	100.00	97.26	93.93	103.62	96.09	97.96

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

Item 6.    SELECTED FINANCIAL DATA.

The statement of operations data set forth below for the years ended December 31, 2010, 2009, and 2008, and selected balance sheet data as of December 31, 2010, and 2009 have been derived from our audited consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2010, and 2009 and for the three years ended December 31, 2010 are included elsewhere in this Form 10-K. The selected consolidated financial data set forth below should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and accompanying notes included elsewhere in this document.

The statement of operations data set forth below for the years ended December 31, 2007, and 2006, and the balance sheet data set forth as of December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements and accompanying notes which are not included elsewhere in this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share data)
Statements of Operations Data:
Revenues:
Fees from tissue distribution	$161,001	$160,044	$140,886	$88,708	$70,158
Other revenues	5,170	4,483	5,749	5,499	3,812

Total revenues	166,171	164,527	146,635	94,207	73,970
Costs of processing and distribution	90,168	87,034	77,821	56,557	54,647

Gross profit	76,003	77,493	68,814	37,650	19,323

Expenses:
Marketing, general and administrative	59,232	59,325	54,168	31,040	27,252
Research and development	9,435	8,899	8,143	5,190	5,403
Gain on business exchange	—	—	—	(197)	—
Restructuring charges	—	42	451	—	—
Goodwill impairment	134,681	—	103,007	—	—
Asset impairments and abandonments	30	208	1,402	4,185	4,202

Total expenses	203,378	68,474	167,171	40,218	36,857

Operating (loss) income	(127,375)	9,019	(98,357)	(2,568)	(17,534)

Other (expense) income:
Interest expense	(537)	(544)	(788)	(753)	(898)
Interest income	114	273	567	849	934
Foreign exchange gain (loss)	4	(293)	(9)	—	—

Total other (expense) income—net	(419)	(564)	(230)	96	36

Income (loss) before income tax (provision) benefit	(127,794)	8,455	(98,587)	(2,472)	(17,498)
Income tax (provision) benefit	(1,605)	(2,600)	(1,391)	376	6,373

Net (loss) income	$(129,399)	$5,855	$(99,978)	$(2,096)	$(11,125)

Net (loss) income per common share—basic	$(2.36)	$0.11	$(2.00)	$(0.07)	$(0.37)

Net (loss) income per common share—diluted	$(2.36)	$0.11	$(2.00)	$(0.07)	$(0.37)

Weighted average shares outstanding—basic	54,729,608	54,349,391	49,912,154	29,824,816	29,753,166

Weighted average shares outstanding—diluted	54,729,608	54,772,489	49,912,154	29,824,816	29,753,166

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$28,212	$17,382	$20,076	$18,560	$15,509
Working capital	125,629	114,944	90,189	70,621	56,784
Total assets	225,758	354,507	334,080	135,966	129,808
Long-term obligations—less current portion	1,877	11,029	3,183	1,875	3,401
Total stockholders’ equity	161,936	289,889	281,050	111,643	109,890

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations together with those financial statements and the notes to those statements included elsewhere in this filing. This discussion contains forward looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. Our actual results could differ materially from those anticipated in these forward looking statements. We undertake no obligation to update publicly any forward looking statements for any reason, even if new information becomes available or other events occur in the future.

Management Overview: Recent Developments

Given the macroeconomic climate we are not seeing growth in elective surgeries in most of our markets which is impacting the performance in several of our revenue categories.

Our principal goals for 2011 are to build on our competitive strengths in the marketplace to increase revenues, profitability and cash flow as we focus on improved operational efficiency, productivity and asset management. In addition, we are making investments in new products and direct distribution to fuel growth in 2011 and beyond.

During 2011 we will maintain our commitment to research and development and introduce new strategically targeted allograft and xenograft implants and focus clinical efforts to support their market acceptance.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States often requires us to make estimates and judgments that affect reported amounts. These estimates and judgments are based on historical experience and assumptions that we believe to be reasonable under the circumstances. Assumptions and judgments based on historical experience may provide reported results which differ from actual results; however, these assumptions and judgments historically have not varied significantly from actual experience and we therefore do not expect them to vary significantly in the future.

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

Intangible Assets and Goodwill.    FASB ASC 350, Goodwill and Other Intangible Assets, requires companies to test goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). We have one reporting unit and the annual impairment test is performed at each year-end unless indicators of impairment are present and require more frequent testing. FASB ASC 350 also requires that the carrying value of an identifiable intangible asset that has an indefinite life be determined by using a fair value based approach.

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

Based on the current economic environment, the severe decline in our stock price beginning late in the second quarter of 2010 and sustained through year-end, and the significant gap between the book and market value of the our equity, we concluded that there were sufficient indicators to require an interim goodwill impairment analysis as of September 30, 2010. For purposes of this analysis, estimates of fair value were based on a combination of the income approach, which estimates the fair value of the our reporting unit based on future discounted cash flows, and the market approach, which estimates the fair value of the our reporting unit on comparable market prices. Based on the goodwill impairment analysis performed, we recorded a $134,681 goodwill impairment charge for the remaining balance of goodwill on the balance sheet during the third quarter of 2010. The goodwill impairment charge does not affect our liquidity, nor does it affect any financial covenants of our credit agreements. We concluded our goodwill impairment assessment in the fourth quarter of 2010, which resulted in no change to the goodwill impairment charge recorded during the third quarter of 2010.

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

On September 3, 2010, we entered into a new exclusive distribution agreement (the “Agreement”) with Zimmer Dental Inc. (“Zimmer”), a subsidiary of Zimmer, Inc., with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of the Agreement, we will supply sterilized allograft and xenograft implants (the “Implants”) at an agreed upon transfer price, and Zimmer will be the exclusive distributor of the Implants for dental and oral applications worldwide (except the Ukraine), subject to certain obligations we have under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer’s exclusive distribution rights, Zimmer agreed to the following: 1) payment to us of $13,000 within ten days of the effective date (the “Upfront Payment”) which was paid in October, 2010, 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year, the first of which was paid on January 18, 2011 in the amount of $4,000 (the “Initial Annual Exclusivity Fee”), and , 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer’s ability to distribute the Implants, Zimmer may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the Agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by us to the satisfaction of Zimmer. Both the Upfront Payment and the Initial Annual Exclusivity Fee have been deferred and are being recognized as other revenues based on Zimmer’s anticipated annual purchases over the term of the agreement.

On July 13, 2009, we and Davol Inc., a subsidiary of C.R. Bard, Inc. (“Davol”), amended the January 2006 distribution agreement with TMI. Under the amended agreement, 1) Davol paid us $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay us certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid us the first revenue milestone payment of $3,500. The $8,000 and $3,500 exclusivity payments have been deferred and are being recognized as other revenue on a straight-line basis over ten years, the initial term of the contract, and the remaining term of the contract, respectively

Off Balance-Sheet Arrangements

As of December 31, 2010, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Regulatory Actions

•	August 2010: BioCleanse Bovine Bone products approved in Australia.

Certifications, Accreditations and Inspections

•	March 2010: SGS ISO 13485 recertification audit at our Alachua, Florida facility.

•	March 2010: American Association of Tissue Banks (AATB) inspection at our Alachua, Florida facility.

•	June 2010: State of Florida medical device inspection at our Alachua, Florida facility.

•	September 2010: U.S. Food and Drug Administration (FDA) tissue bank and medical device inspection at our Alachua, Florida facility.

All registrations, licensures, certifications and accreditations were renewed or continued and no regulatory actions are pending from state and federal inspections.

Recalls

•	January 2010: We initiated a voluntary recall of three allografts processed from a single donor due to the receipt of additional information impacting donor suitability. The recall is complete.

•

July 2010: We initiated a voluntary recall of approximately 9,000 Puros Cancellous Particles and Puros Cortical Particles due to a potential problem with the seal of the plastic tray holding the screw-capped vial of allograft particles. The recall is complete.

Results of Operations

The following tables set forth, in both dollars and as a percentage of revenues, the results of our operations for the years indicated:

	Year Ended December 31,
	2010		2009		2008
	(Dollars in thousands)
Statement of Operations Data:
Revenues:
Fees from tissue distribution	$161,001		$160,044		$140,886
Other revenues	5,170		4,483		5,749

Total revenues	166,171	100.0%	164,527	100.0%	146,635	100.0%
Costs of processing and distribution	90,168	54.3	87,034	52.9	77,821	53.1

Gross profit	76,003	45.7	77,493	47.1	68,814	46.9

Expenses:
Marketing, general and administrative	59,232	35.6	59,325	36.1	54,168	36.9
Research and development	9,435	5.7	8,899	5.4	8,143	5.6
Restructuring charges	—	—	42	—	451	0.3
Goodwill impairment	134,681	81.1	—	—	103,007	70.2
Asset impairments and abandonments	30	—	208	0.1	1,402	1.0

Total expenses	203,378	122.4	68,474	41.6	167,171	114.0

Operating (loss) income	(127,375)	(76.7)	9,019	5.5	(98,357)	(67.1)

Other (expense) income:
Interest expense	(537)	(0.3)	(544)	(0.3)	(788)	(0.6)
Interest income	114	0.1	273	0.2	567	0.4
Foreign exchange gain (loss)	4	—	(293)	(0.2)	(9)	—

Total other expense—net	(419)	(0.2)	(564)	(0.3)	(230)	(0.2)

(Loss) income before income tax provision	(127,794)	(76.9)	8,455	5.2	(98,587)	(67.3)
Income tax provision	(1,605)	(1.0)	(2,600)	(1.6)	(1,391)	(0.9)

Net (loss) income	$(129,399)	(77.9%)	$5,855	3.6%	$(99,978)	(68.2%)

	Year Ended December 31,			Percent Change
	2010	2009	2008(1)	2010/2009	2009/2008
Fees from tissue distribution:
Sports medicine	$45,065	$39,533	$36,330	14.0%	8.8%
Spine	33,906	41,087	41,817	-17.5%	-1.7%
Dental	29,746	29,985	27,365	-0.8%	9.6%
Surgical specialties	26,871	26,278	15,350	2.3%	71.2%
BGS and general orthopedic	25,413	23,161	20,024	9.7%	15.7%
Other revenues	5,170	4,483	5,749	15.3%	-22.0%

Total revenues	$166,171	$164,527	$146,635	1.0%	12.2%

Domestic revenues	$147,943	$141,275	$126,957	4.7%	11.3%
International revenues	18,228	23,252	19,678	-21.6%	18.2%

Total revenues	$166,171	$164,527	$146,635	1.0%	12.2%

(1)	Includes results of Tutogen Medical, Inc. beginning on February 28, 2008.

2010 Compared to 2009

Revenues.    Our total revenues increased $1.6 million, or 1.0%, to $166.2 million for the year ended December 31, 2010 compared to $164.5 million for the year ended December 31, 2009.

Sports Medicine—Revenues from sports medicine allografts increased $5.5 million, or 14.0%, to $45.1 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. Sports medicine revenues increased primarily as a result of increases in unit volumes of 8.6% due to higher number of tendons distributed, and higher average revenue per unit of 4.9% due primarily to changes in product mix.

Spine—Revenues from spinal allografts decreased $7.2 million, or 17.5%, to $33.9 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. Spine revenues decreased primarily as a result of unit volume decreases of 17.2% due to an inventory reduction of approximately $6.0 million in the first half of 2010 from our largest spine distributor.

Dental—Revenues from dental allografts decreased $239,000, or 0.8%, to $29.7 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. Dental revenues decreased primarily as a result of a 21.7% decrease in average revenue per unit which was a function of the new exclusive distribution agreement with our dental distributor. Effective September 30, 2010, we changed from a marketing fee structure to a transfer fee structure, which lowered distribution revenue per unit. The new agreement included a $4.0 million stocking order at transfer fees which offset the decrease in revenue and resulted in an increase in unit volumes of 26.6%.

Surgical Specialties—Revenues from surgical specialty allografts increased $593,000, or 2.3%, to $26.9 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase resulted primarily from higher unit volumes of 3.8%, partially offset by decreases in average revenue per unit of 1.5% due primarily to changes in product mix.

Bone Graft Substitutes (BGS) and General Orthopedic—Revenues from BGS and general orthopedic allografts increased $2.3 million, or 9.7%, to $25.4 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. BGS and general orthopedic revenues increased primarily as a result of higher unit volumes of 15.0%, partially offset by lower average revenue per unit of 3.2% due to changes in product mix. Growth in unit volumes resulted from new products introduced in the last twenty-one months increased distributor orders and increased market penetration through our direct distribution force both domestically and internationally.

Other Revenues—Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $687,000, or 15.3%, to $5.2 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase was due to higher deferred revenue amortization resulting from exclusivity payments from our dental and surgical specialty distributors.

Foreign Currency Fluctuations—For the twelve months ended December 31, 2010, foreign currency exchange fluctuations resulted in a decrease in total revenues of $738,000 due to a 2.8% increase in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Costs of Processing and Distribution.    Costs of processing and distribution increased by $3.1 million, or 3.6%, to $90.2 million for the year ended December 31, 2010. As a percentage of revenues, costs of processing and distribution increased from 52.9% for the year ended December 31, 2009 to 54.3% for the year ended December 31, 2010. The increase in cost of processing and distribution was primarily due to higher levels of tissue distributed during the year.

Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses decreased by $93,000, or 0.2%, to $59.2 million for the year ended December 31, 2010 from $59.3 million for the year ended December 31, 2009. Marketing, general and administrative expenses decreased as a percentage of revenues from 36.1% for the year ended December 31, 2009 to 35.6% for the year ended December 31, 2010. The decrease in marketing, general and administrative expenses was primarily due to decreases in legal, distributor commissions, bad debt, and utilities expenses offset by an increase in payroll and benefits expenses.

Research and Development Expenses.    Research and development expenses increased by $536,000, or 6.0%, to $9.4 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. As a percentage of revenues, research and development expenses increased from 5.4% for the year ended December 31, 2009 to 5.7% for the year ended December 31, 2010. These increases are primarily due to increases in legal expenses of $229,000 for patent prosecution and research supplies of $780,000, offset by decreases in studies and compensation expenses of $309,000.

Restructuring Charges.    As a result of the merger with TMI we implemented a formal restructuring plan which resulted in $42,000 of severance benefits for the year ended December 31, 2009. There were no restructuring charges for the year ended December 31, 2010.

Goodwill Impairment, Asset Impairments and Abandonments.    We recognized a $134.7 million loss on goodwill impairment, asset impairments and abandonments during the year ended December 31, 2010, compared to $208,000 for the year ended December 31, 2009.

Based on the current economic environment, the severe decline in our stock price beginning late in the second quarter of 2010 and sustained through year-end, and the significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require an interim goodwill impairment analysis as of September 30, 2010. For purposes of this analysis, estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting unit based on future discounted cash flows, and the market approach, which estimates the fair value of our reporting unit on comparable market prices. Based on the goodwill impairment analysis, we recorded a $134.7 million goodwill impairment charge for the remaining balance of goodwill on the balance sheet during the year ended December 31, 2010. The goodwill impairment charge does not affect our liquidity or financial covenants. We concluded our goodwill impairment assessment in the fourth quarter of 2010 which resulted in no change to the goodwill impairment charge recorded during the third quarter of 2010.

Net Other (Expense) Income.    Net other expense was $419,000 for the year ended December 31, 2010 compared to $564,000 for the year ended December 31, 2009. Interest expense decreased by $7,000 for the year ended December 31, 2010 to $537,000 from $544,000 for the year ended December 31, 2009 due to lower interest rates paid on long-term obligations. Interest income decreased by $159,000 for the year ended December 31, 2010 to $114,000 from $273,000 for the year ended December 31, 2009 due to the lower interest earned on the investment of excess cash in interest bearing cash equivalents than the comparable prior year period. Foreign exchange gain was $4,000 for the year ended December 31, 2010 compared to an exchange loss of $293,000 for the year ended December 31, 2009 due to changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision.    Income tax provision for the year ended December 31, 2010 was $1.6 million compared to an income tax provision of $2.6 million for the year ended December 31, 2009. Our effective tax rate for the year ended December 31, 2010 and 2009 was -1.3% and 30.8%, respectively. Our effective tax rate for the year ended December 31, 2010 as compared to 2009 was impacted by the non-deductible goodwill impairment for the year ended December 31, 2010.

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

Bone Graft Substitutes (BGS) and General Orthopedic—Revenues from BGS and general orthopedic increased $3.1 million, or 15.7%, to $23.2 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was primarily the result of unit volumes increasing by 17.7% and a decrease in average revenue per unit of 1.9% primarily due to changes in product mix. Unit volumes increases related primarily to new product launches during the year. In addition, the increase is also attributable to revenues associated with TMI operations for the twelve months ended December31, 2009 versus ten months in 2008.

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

Foreign Currency Fluctuations—For the twelve months ended December 31, 2009, foreign currency exchange fluctuations resulted in a decrease in total revenues of $513,000 due to a 3.5% increase in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

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

Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses increased by $5.2 million, or 9.5%, to $59.3 million for the year ended December 31, 2009 from $54.1 million for the year ended December 31, 2008. Marketing, general and administrative expenses decreased as a percentage of revenues from 36.9% for the year ended December 31, 2008 to 36.1% for the year ended December 31, 2009. Marketing, general and administrative expenses associated with the TMI German and French business operations increased by $2.5 million compared to the prior year which was primarily attributable to twelve months of TMI expenses for year ended December31, 2009 compared to ten months in the prior year. In addition, domestic expenses increased $2.7 million, which was primarily due to an increase in direct sales commissions expense of $2.5 million and an increase in legal expenses of $809,000 primarily due to patent litigation, offset by a decrease in payroll and benefits expenses of $1.2 million.

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

Income Tax Provision.    Income tax provision for the year ended December 31, 2009 was $2.6 million compared to an income tax provision of $1.4 million for the year ended December 31, 2008. Our effective tax rate for the year ended December 31, 2009 and 2008 was 30.8% and 1.4%, respectively. Our effective tax rate for the year ended December 31, 2009 as compared to 2008 was impacted by the non-deductible goodwill impairment for the year ended December 31, 2008.

Liquidity and Capital Resources

Cash Flows.

Our cash flows provided by operating activities were $29.4 million for the year ended December 31, 2010, compared to cash flows used in operating activities of $4.4 million for the year ended December 31, 2009. The cash provided by operating activities was primarily due to $4.1 million of inventory distributions in excess of tissue procurement and processing costs, $1.7 million related to increased collection efforts from our customers and $16.5 for exclusive distribution rights, offset by higher disbursements in cash to reduce vendor obligations. Cash used in operating activities for the year ended December 31, 2009 was primarily due to an investment in inventories of $20.5 million offset by $8.0 million in fees for exclusive distribution rights and utilization of tax loss carry-forwards to reduce income taxes payable of $2.9 million.

Our cash flows used in investing activities were $7.1 million for the year ended December 31, 2010 compared to $4.8 million for the year ended December 31, 2009. Our investing activities for the year ended December 31, 2010 consisted primarily of purchases of property, plant and equipment of $3.2 million and purchases of licensing rights of $3.5 million, and patent costs of $332,000. Our investing activities for the year ended December 31, 2009 consisted primarily of purchases of property, plant and equipment of $4.4 million.

Our cash flows used in financing activities were $11.5 million for the year ended December 31, 2010, compared to cash flows provided by financing activities of $6.4 million for the year ended December 31, 2009. Cash used in financing activities for the year ended December 31, 2010 consisted primarily of payments on long-term obligations of $20.1 million and net payments of $1.9 million on short-term obligations offset by proceeds from long-term obligations of $9.8 million. Our financing activities for the year ended December 31, 2009 consisted primarily of proceeds of long-term obligations of $13.1 million offset by payments on long-term obligations of $5.4 million and net payments of $2.1 million on short-term obligations.

Liquidity.

As of December 31, 2010, we had $28.2 million of cash and cash equivalents. We believe that our working capital at December 31, 2010, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our ongoing operations for the next twelve months.

Our accounts receivable days sales outstanding were 44 as of December 31, 2010 and 49 as of December 31, 2009. The decrease was due to cash receipts from customers exceeding shipments in 2010. Our inventory days outstanding were 340 as of December 31, 2010, compared to 386 as of December 31, 2009. The decrease reflects increased distributions of implantable donor tissue which exceeded expenditures for tissue recoveries during 2010.

Certain Commitments.

On September 3, 2010, we entered into a new exclusive distribution agreement (the “Agreement”), with Zimmer Dental Inc. (“Zimmer”), a subsidiary of Zimmer, Inc., with an effective date of September 30, 2010. The

Agreement has an initial term of ten years. Under the terms of the Agreement, we will supply sterilized allograft and xenograft implants (the “Implants”) at an agreed upon transfer price, and Zimmer will be the exclusive distributor of the Implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer’s exclusive distribution rights, Zimmer agreed to the following: 1) payment to us of $13.0 million within ten days of the effective date (the “Upfront Payment”), 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year, the first of which was paid on January 18, 2011 in the amount of $4.0 million (the “Initial Annual Exclusivity Fee”), and , 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer’s ability to distribute the Implants, Zimmer may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the Agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by us to the satisfaction of Zimmer. Both the Upfront Payment and the Initial Annual Exclusivity Fee have been deferred and are being recognized as other revenues based on Zimmer’s anticipated annual purchases over the term of the agreement.

On September 10, 2010, we entered into an Exclusive License Agreement (the “Exclusive License”) with Athersys, pursuant to which Athersys will provide us access to its Mulitpotent Adult Progenitor Cell (“MAPC”) technologies to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications. In consideration for the Exclusive License, we will pay Athersys the following: 1) a non-refundable $3.0 million license fee, payable in three time-based $1.0 million installments, the first of which was paid upon execution of the agreement, and the remaining two payments expected within the next 15 months, 2) payment of $2.0 million contingent upon successful achievement of certain development milestones which we believe is reasonably probable, and 3) up to $32.5 million contingent upon achievement of certain cumulative revenue milestones in future years. In addition, we will pay Athersys royalties from the distribution of implants under a tiered royalty structure based on achievement of certain cumulative revenue milestones. The term of the Exclusive License Agreement is the longer of five years, or the remaining life of any patent or trade secret. The asset is being expensed on a straight-line basis over the life of the asset.

On November 24, 2008, we entered into a License Agreement with LifeNet Health, Inc. to license from LifeNet Health certain intellectual property rights that may be used in or useful to our tissue processing efforts. The term of the License Agreement is for seven years or the remaining life of any patent covered by the License Agreement, whichever is longer. Total monetary consideration for the License Agreement is $4.9 million, to be paid in five annual installments of $1.0 million in each of November 2008 through 2012. The asset is being expensed on a straight-line basis over the life of the asset.

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

The Company’s short-term and long-term obligations and availability of credit as of December 31, 2010 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Short-term obligations:
Credit facilities	$—	$2,253

Total short-term obligations	—	2,253

Long-term obligations:
Credit facility	—	13,709
Term loans	2,307	—
Capital leases	690	—

Total long-term obligations	2,997	13,709

Total obligations	$2,997	$15,962

Under the terms of revolving credit facilities with two German banks, we may borrow up to 1.5 million Euros (1.0 million Euros and 500,000 Euros, respectively) or approximately $2.3 million for working capital needs. The 1.0 million Euro revolving credit facility is secured by a mortgage on our German facility and a 4.0 million Euro guarantee by TMI. The 500,000 Euro revolving credit facility is secured by accounts receivable of TMI’s German subsidiary.

On July 21, 2010, we entered into a second amendment to the credit agreement with Mercantile Bank, a division of Toronto-Dominion Bank. Under the second amendment to the credit agreement, 1) the revolving credit facility was increased from $10.0 million to $15.0 million, available based on levels of accounts receivable and inventories, 2) the revolving credit facility’s maturity date was extended from February 3, 2011 to July 21, 2012, and accordingly the debt is classified as long-term on the balance sheet, and 3) a $5.0 million compensating balance requirement was eliminated. The revolving credit facility contains various restrictive covenants which limit, among other things, indebtedness and liens. Under the agreement, the credit facility is secured by our domestic accounts receivable, inventory and certain processing equipment.

We also have five term loans with a German bank. The first loan of 46,000 Euros, or $61,000, as of December 31, 2010, has an interest rate of 5.00%, payable monthly, maturing June of 2011. The second loan of 313,000 Euros, or $415,000, as of December 31, 2010, has an interest rate of 5.15%, payable quarterly, maturing March of 2012. The third loan of 660,000 Euros, or $875,000, as of December 31, 2010 is payable semi-annually at a fixed rate of 5.60% maturing December 2016. The fourth loan of 91,000 Euros, or $121,000, as of December 31, 2010, is payable quarterly at a fixed rate of 5.75%, maturing September 2012. The fifth loan of 630,000 Euros, or $835,000, as of December 31, 2010, is payable quarterly at a fixed rate of 4.95%, maturing June 2014. The senior debt and the 1.0 million Euro revolving credit facility with a German bank are secured by a mortgage on our German facility and a 4.0 million Euro guarantee by the TMI parent company. There are no financial covenants under this debt.

In 2008, we entered into a financing agreement with a German bank to finance the expansion of our processing facility in Germany. The agreement called for an interim line of credit during the expansion. The expansion was completed in June 2009 and the line of credit was converted to a term loan. As of December 31, 2010, 630,000 Euros, or $835,000, was outstanding on the term loan. Interest on the term loan is 4.95%.

The following table provides a summary of our debt obligations, operating lease payments, estimated future expenditures, other purchase obligations, and unrecognized tax benefits as of December 31, 2010.

	Contractual Payments Due by Period
	Total	2011	2012	2013	2014	After 2014
	(In thousands)
Debt obligations	$2,997	$1,024	$874	$508	$301	$290
Operating lease payments	3,512	1,575	1,156	644	106	31
Other significant obligations(1)	6,710	4,107	2,271	202	130	—

Total	$13,219	$6,706	$4,301	$1,354	$537	$321

(1)	These amounts consist of contractual obligations for tissue recovery development grants and licensing fees.

As of December 31, 2010, we had federal and state net operating loss carryforwards of $9.7 million and $19.2 million, respectively, and research tax credit carryforwards of $5.2 million. We anticipate a portion of these amounts will be utilized to offset our tax liability in 2011, with any remainder used in ensuing years. When these carryforwards are fully utilized, they will reduce our income taxes payable by $9.3 million.

Impact of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and processing tools and supplies. We do not believe that the relatively low rates of inflation experienced in the United States since the time we began operations have had any material effect on our business.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2011. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and Germany, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. Except for an interest rate swap associated with 313,000 Euros (or $415,000) of long-term debt over six years that was started March 31, 2006 we have not entered into derivative transactions related to cash and cash equivalents or debt. Accordingly, we are subject to changes in interest rates. Based on December 31, 2010 outstanding intercompany balances, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on December 31, 2010 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data required in this item are set forth at the pages indicated in Item 15(a)(1).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES.

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-15 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting appears on page 44. This section should be read in conjunction with the certifications and the Deloitte & Touche LLP report for a more complete understanding of the topics presented.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. This report appears on page 44.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information set forth under the caption “Directors and Executive Officers” in our definitive proxy statement to be used in connection with our 2011 Annual Meeting of Stockholders is incorporated by reference. Information relating to our Code of Ethics that applies to our senior financial professionals is available on our website at www.rtix.com/codeofethics.aspx.

Item 11.  EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive Compensation” in our definitive proxy statement to be used in connection with our 2011 Annual Meeting of Stockholders is incorporated by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the captions “Beneficial Ownership of Common Stock by Certain Stockholders and Management” and “Securities Authorized For Issuance Under Equity Compensation Plans” in our definitive proxy statement to be used in connection with our 2011 Annual Meeting of Stockholders is incorporated by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement to be used in connection with our 2011 Annual Meeting of Stockholders is incorporated by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information set forth under the caption “Audit Matters” in our definitive proxy statement to be used in connection with our 2011 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements:

See “Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule” on page 43, the Independent Registered Public Accounting Firm’s Report on page 44 and the Consolidated Financial Statements on pages 46 to 49, all of which are incorporated herein by reference.

(2)	Financial Statement Schedule:

The following consolidated financial statement schedule is filed as part of this Report:

Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008 is included in the Consolidated Financial Statements of RTI Biologics, Inc. and subsidiaries on page 71. All other financial statement schedules are omitted because they are inapplicable, not required or the information is indicated elsewhere in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RTI Biologics, Inc.

Alachua, Florida

We have audited the accompanying consolidated balance sheets of RTI Biologics, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Effectiveness of Internal Controls. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTI Biologics, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

February 22, 2011

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$28,212	$17,382
Accounts receivable—less allowances of $490 at December 31, 2010 and $1,296 at December 31, 2009	20,126	22,228
Inventories—net	87,278	93,935
Prepaid and other current assets	7,646	2,066
Deferred tax assets—net	15,810	17,331

Total current assets	159,072	152,942
Property, plant and equipment—net	43,346	46,562
Deferred tax assets—net	7,099	7,007
Goodwill	—	134,681
Other intangible assets—net	15,611	12,301
Other assets—net	630	1,014

Total assets	$225,758	$354,507

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,570	$19,844
Accrued expenses	14,340	11,707
Short-term obligations	—	2,101
Deferred tax liabilities	939	839
Current portion of deferred revenue	4,474	1,645
Current portion of long-term obligations	1,120	1,862

Total current liabilities	33,443	37,998
Long-term obligations—less current portion	1,877	11,029
Other long-term liabilities	3,135	5,104
Deferred tax liabilities	249	106
Deferred revenue	25,118	10,381

Total liabilities	63,822	64,618

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 54,806,762 and 54,553,062 shares issued and outstanding, respectively	55	55
Additional paid-in capital	408,849	406,339
Accumulated other comprehensive loss	(1,438)	(374)
Accumulated deficit	(245,516)	(116,117)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	161,936	289,889

Total liabilities and stockholders’ equity	$225,758	$354,507

See notes to consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Fees from tissue distribution	$161,001	$160,044	$140,886
Other revenues	5,170	4,483	5,749

Total revenues	166,171	164,527	146,635
Costs of processing and distribution	90,168	87,034	77,821

Gross profit	76,003	77,493	68,814

Expenses:
Marketing, general and administrative	59,232	59,325	54,168
Research and development	9,435	8,899	8,143
Restructuring charges	—	42	451
Goodwill impairment	134,681	—	103,007
Asset impairments and abandonments	30	208	1,402

Total expenses	203,378	68,474	167,171

Operating (loss) income	(127,375)	9,019	(98,357)

Other (expense) income:
Interest expense	(537)	(544)	(788)
Interest income	114	273	567
Foreign exchange gain (loss)	4	(293)	(9)

Total other expense—net	(419)	(564)	(230)

(Loss) income before income tax provision	(127,794)	8,455	(98,587)
Income tax provision	(1,605)	(2,600)	(1,391)

Net (loss) income	$(129,399)	$5,855	$(99,978)

Net (loss) income per common share—basic	$(2.36)	$0.11	$(2.00)

Net (loss) income per common share—diluted	$(2.36)	$0.11	$(2.00)

Weighted average shares outstanding—basic	54,729,608	54,349,391	49,912,154

Weighted average shares outstanding—diluted	54,729,608	54,772,489	49,912,154

See notes to consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2008	$30	$133,621	$—	$(21,994)	$(14)	$111,643
Net loss	—	—	—	(99,978)	—	(99,978)
Foreign currency translation adjustment	—	—	(765)	—	—	(765)

Comprehensive loss	—	—	(765)	(99,978)	—	(100,743)
Exercise of common stock options	1	2,492	—	—	—	2,493
Equity instruments issued in connection with Tutogen Medical merger—net of fees	24	265,890	—	—	—	265,914
Stock-based compensation	—	1,648	—	—	—	1,648
Income tax benefit from nonqualified stock option exercises	—	95	—	—	—	95

Balance, December 31, 2008	55	403,746	(765)	(121,972)	(14)	281,050

Net income	—	—	—	5,855	—	5,855
Foreign currency translation adjustment	—	—	391	—	—	391

Comprehensive income	—	—	391	5,855	—	6,246
Exercise of common stock options	—	525	—	—	—	525
Stock-based compensation	—	1,882	—	—	—	1,882
Income tax benefit from nonqualified stock option exercises	—	186	—	—	—	186

Balance, December 31, 2009	55	406,339	(374)	(116,117)	(14)	289,889

Net loss	—	—	—	(129,399)	—	(129,399)
Foreign currency translation adjustment	—	—	(1,064)	—	—	(1,064)

Comprehensive loss	—	—	(1,064)	(129,399)	—	(130,463)
Exercise of common stock options	—	764	—	—	—	764
Stock-based compensation	—	1,758	—	—	—	1,758
Change in income tax benefit from stock-based compensation	—	(12)	—	—	—	(12)

Balance, December 31, 2010	$55	$408,849	$(1,438)	$(245,516)	$(14)	$161,936

See notes to consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(129,399)	$5,855	$(99,978)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7,498	7,139	7,994
Amortization of deferred financing costs	82	72	199
Provision for bad debts and product returns	166	209	638
Provision for inventory writedowns	2,107	1,940	2,372
Amortization of deferred revenue	(2,917)	(2,283)	(2,033)
Deferred income tax benefit	1,719	1,529	334
Stock-based compensation	1,758	1,882	1,648
Goodwill and intangible asset impairments	134,681	—	103,927
Tax benefit attributable from exercise of stock options	—	212	432
Excess tax benefit from exercise of stock options	—	(186)	(337)
Loss on asset abandonments	30	200	442
Write-off of capitalized patent and trademark expenses	—	8	40
Changes in assets and liabilities:			—
Accounts receivable	1,681	(7,665)	(294)
Inventories	4,095	(20,540)	(22,360)
Prepaid and other current assets	(1,612)	1,984	1,771
Other long-term assets	289	(790)	(144)
Accounts payable	(5,126)	2,007	1,787
Accrued expenses	792	(4,866)	89
Other non-current liabilities	(2,955)	919	2,842
Deferred revenue	16,500	8,000	—

Net cash provided by (used in) operating activities	29,389	(4,374)	(631)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,244)	(4,422)	(5,474)
Cash acquired in merger, net of transaction costs	—	—	808
Proceeds from sale of marketable securities	—	—	5,192
Proceeds from sale of property, plant and equipment	—	18	63
Patent and acquired intangible asset costs	(3,812)	(387)	(1,341)

Net cash used in investing activities	(7,056)	(4,791)	(752)

Cash flows from financing activities:
Proceeds from exercise of stock options	764	525	2,492
Excess tax benefit from exercise of stock options	—	186	337
Net (payments) proceeds on short-term obligations	(1,947)	(2,092)	3,529
Proceeds from long-term obligations	9,750	13,103	1,750
Payments on long-term obligations	(20,074)	(5,358)	(5,144)

Net cash (used in) provided by financing activities	(11,507)	6,364	2,964

Effect of exchange rate changes on cash and cash equivalents	4	107	(65)

Net increase (decrease) in cash and cash equivalents	10,830	(2,694)	1,516
Cash and cash equivalents, beginning of year	17,382	20,076	18,560

Cash and cash equivalents, end of year	$28,212	$17,382	$20,076

See notes to consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

Foreign Currency Translation—The functional currency of the Company’s German subsidiary is the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. The resulting translation adjustments, representing unrealized, noncash gains and losses are recorded and presented as a component of comprehensive loss. Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income or loss as they occur and are included in net other (expense) income in the consolidated statements of operations.

Cash and Cash Equivalents—The Company considers all funds in banks and short-term investments with an original maturity of three months or less to be cash and cash equivalents.

Derivative Instruments—The Company accounts for its hedging activities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Accounting for Derivatives and Hedging Activities, as amended. FASB ASC 815 requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value. Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive income. The Company’s policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor the hedge to determine if it continues to be effective. The Company does not enter into or hold derivative instruments for trading or speculative purposes.

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

Product Recalls—The Company accrues the estimated cost of product recalls at the date the recall is initiated. The cost of recalls is primarily comprised of product replacement costs. In 2010 the Company had two product recalls, in 2009 the Company had one product recall and in 2008 the Company had two product recalls. The Company incurred immaterial costs related to all of the recalls for the years ended December31, 2010, 2009 and 2008.

Property, Plant and Equipment—Property, plant, and equipment are stated at cost less accumulated depreciation. The cost of equipment under capital leases and leasehold improvements is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Depreciation is computed on the straight-line method over the following estimated useful lives of the assets:

Buildings	25 to 40 years
Building improvements and leasehold improvements	8 to 40 years
Processing equipment	7 to 10 years
Office equipment, furniture and fixtures	5 to 7 years
Computer hardware and software	3 years

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

Research and Development Costs—Research and development costs, including the cost of research and development conducted for others and the cost of contracted research and development, are expensed as incurred. Research and development costs for the years ended December 31, 2010, 2009 and 2008 were $9,435, $8,899 and $8,143, respectively.

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

On September 3, 2010, the Company and Zimmer Dental Inc. (“Zimmer”), a subsidiary of Zimmer, Inc. entered into a new exclusive distribution agreement (the “Agreement”), with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of the Agreement, the Company will supply sterilized allograft and xenograft implants (the “Implants”) at an agreed upon transfer price, and Zimmer will be the exclusive distributor of the Implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer’s exclusive distribution rights, Zimmer agreed to the following: 1) payment to the Company of $13,000 within ten days of the effective date (the “Upfront Payment”) which was received in October, 2010, 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year, the first of which was paid on January 18, 2011 in the amount of $4,000 (the “Initial Annual Exclusivity Fee”), and , 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer’s ability to distribute the Implants, Zimmer may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the Agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by the Company to the satisfaction of Zimmer. Both the Upfront Payment and the Initial Annual Exclusivity Fee have been deferred and are being recognized as other revenues based on Zimmer’s anticipated annual purchases over the term of the agreement.

On July 13, 2009, the Company and Davol Inc., a subsidiary of C.R. Bard, Inc. (“Davol”), amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement, 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The $8,000 and $3,500 exclusivity payments have been deferred and are being recognized as other revenue on a straight-line basis over ten years, the initial term of the contract, and the remaining term of the contract, respectively.

Other Revenues—Other revenues consists of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees.

Comprehensive (Loss) Income—Comprehensive (loss) income includes cumulative foreign currency translation adjustments.

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

Stock-Based Compensation Plans—The Company accounts for its stock based compensation plans in accordance with FASB ASC 718, Accounting for Stock Compensation. FASB ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of FASB ASC 718, and U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 107, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award).

The Company elected to use the modified prospective transition method as permitted by ASC 718 and, therefore, financial results for periods prior to 2006 have not been restated. Under this transition method, stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 includes expense for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718. Since the adoption of ASC 718, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of ASC 718.

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

	Year Ended December 31,
	2010	2009	2008
Basic shares	54,729,608	54,349,391	49,912,154
Effect of dilutive securities:
Stock options	—	423,098	—

Diluted shares	54,729,608	54,772,489	49,912,154

Options to purchase 6,308,182 shares of common stock at prices ranging from $1.76 to $14.95 per share which were outstanding as of December 31, 2010 were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported as they would be anti-dilutive.

Options to purchase 6,259,952 shares of common stock at prices ranging from $1.76 to $14.95 per share which were outstanding as of December 31, 2009 were included in the computation of diluted EPS because dilutive shares are factored into the calculation of EPS when a profit from continuing operations is reported.

Options to purchase 6,140,494 shares of common stock at prices ranging from $0.77 to $14.95 per share which were outstanding as of December 31, 2008 were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported as they would be anti-dilutive.

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

Intangible assets generally consist of patents, trademarks, procurement contracts, customer lists, non-compete agreements, distribution agreements, licensing rights, and acquired exclusivity rights. Patents and trademarks are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful lives of between 8 and 16 years. Procurement contracts, customer lists, non-compete agreements, licensing rights, and distribution agreements are amortized over estimated useful lives of between 5 to 25 years. The acquired exclusivity rights are being amortized over eight years, the remaining term of the amended distribution agreement.

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

Based on the current economic environment, the severe decline in the Company’s stock price beginning late in the second quarter of 2010 and sustained through year-end, and the significant gap between the book and market value of the Company’s equity, the Company concluded that there were sufficient indicators to require an interim goodwill impairment analysis as of September 30, 2010. For purposes of this analysis, estimates of fair value were based on a combination of the income approach, which estimates the fair value of the Company’s reporting unit based on future discounted cash flows, and the market approach, which estimates the fair value of the Company’s reporting unit on comparable market prices. Based on the goodwill impairment analysis, the Company recorded a $134,681 goodwill impairment charge for the remaining balance of goodwill on the balance sheet during the third quarter of 2010. The goodwill impairment charge does not affect the Company’s liquidity, nor does it affect any financial covenants of the Company’s credit agreements. The Company concluded its goodwill impairment analysis in the fourth quarter of 2010, which resulted in no change to the goodwill impairment charge recorded during the third quarter of 2010.

Fair Value of Financial Instruments—The estimated fair value of financial instruments disclosed in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The carrying value of the long-term debt obligations approximates fair value. The carrying value of capital lease obligations approximates the fair value, based on current market prices.

3.    Merger with Tutogen Medical, Inc.

On February 27, 2008, the Company completed its merger with TMI, a Delaware corporation, in a stock-for-stock merger transaction. TMI, with its consolidated subsidiaries, performed tissue processing services for dental, spine, urology, hernia repair, breast reconstruction, ophthalmology, and ear, nose and throat applications. The transaction was accounted for using the purchase method of accounting in accordance with ASC 350, Intangibles—Goodwill and other. The results of TMI’s operations have been included in the Company’s consolidated financial statements since the merger date of February 27, 2008.

4.    Stock-Based Compensation

The Company has five stock-based compensation plans under which employees, consultants and outside directors have received stock options and other equity-based awards. At December 31, 2010, awards relating to 6,308,182 shares were outstanding, and 5,239,461 shares remained available for the grant of awards under our plans. For the year ended December 31, 2010, employees and outside directors of the Company were granted 1,049,000 stock options under the plans. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest over a one to five year period from the date of grant. The amount of excess equity compensation benefits that have not been recognized was $0 for each of the years ended December 31, 2010, 2009, and 2008.

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

TMI 1996 Stock Option Plan and TMI 2006 Incentive and Non-Statutory Stock Option Plan— In connection with the merger with TMI, the Company assumed the TMI 1996 Stock Option Plan and the TMI 2006 Incentive and Non-Statutory Stock Option Plan (“TMI Plans”). The TMI Plans allow for 4,880,000 and 1,830,000 shares of common stock, respectively, which may be issued with respect to stock options granted to former TMI employees or employees of the Company hired subsequent to the TMI acquisition. New stock options may no longer be awarded under the TMI 1996 Stock Option Plan. Outstanding stock options of the TMI Plans were exchanged for stock options to acquire common stock of the Company as described below.

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

The following weighted-average assumptions were used to determine the fair value of options under FASB ASC 718:

	Year Ended December 31,
	2010	2009	2008
Expected term (years)	6.29	6.27	6.24
Risk free interest rate	3.13%	2.25%	3.14%
Volatility factor	66.61%	63.42%	61.02%
Dividend yield	—	—	—

Stock Options

Outstanding options under all option plans vest over a one to five year period. Options expire ten years from the date of grant. The weighted-average grant-date fair value of options granted for the year ended December 31, 2010 was $2.56. The total intrinsic value of options exercised for the year ended December 31, 2010 was $242. The intrinsic value of a stock option at December 31, 2010 is the difference between the Company’s closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the Company’s stock. Cash received from option exercises for the year ended December 31, 2010 was $764.

As of December 31, 2010, there was $3,133 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.03 years.

Stock options outstanding and exercisable at December 31, 2010 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	6,259,952	$6.20
Granted	1,049,000	4.04
Exercised	(253,700)	3.01
Forfeited or expired	(747,070)	7.71

Outstanding at December 31, 2010	6,308,182	$5.79	5.14	$261

Vested or expected to vest at December 31, 2010	6,071,698	$5.86	4.99	$261

Exercisable at December 31, 2010	4,440,182	$6.38	3.73	$261

Available for grant at December 31, 2010	5,239,461

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value.

For the years ended December 31, 2010, 2009, and 2008, the Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2010	2009	2008
Stock-based compensation:
Costs of processing and distribution	$153	$338	$280
Marketing, general and administrative	1,485	1,443	1,269
Research and development	120	101	99

Total	$1,758	$1,882	$1,648

For the years ended December 31, 2010, 2009, and 2008, the Company recognized total income tax benefits from stock-based compensation of $477, $470, and $376, respectively.

Other information concerning stock options for the years ended December 31 is as follows:

	2010	2009	2008
Weighted average fair value of options granted	$2.56	$1.83	$4.54
Intrinsic value of options exercised	$242	$857	$2,580

5.    Inventories

Inventories by stage of completion are as follows:

	December 31,
	2010	2009
Unprocessed donor tissue	$27,774	$26,986
Tissue in process	30,688	40,821
Implantable donor tissue	27,092	24,641
Supplies	1,724	1,487

	$87,278	$93,935

For the years ended December 31, 2010, 2009, and 2008, the Company had inventory write-downs of $2,107, $1,940, $2,372, respectively, relating primarily to product obsolescence.

6.    Prepaid and Other Current Assets

Prepaid and other current assets are as follows:

	December 31,
	2010	2009
Exclusivity fees receivable	$4,000	$—
Other	3,646	2,066

	$7,646	$2,066

In September, 2010, the Company entered into a new 10 year exclusive distribution agreement with Zimmer. Under the new agreement, Zimmer agreed to pay the Company annual exclusivity fees for the term of the contract paid at the beginning of each calendar year, the first of which was paid January 18, 2011 in the amount of $4,000.

7.    Property, Plant and Equipment

Property, plant and equipment are as follows:

	December 31,
	2010	2009
Land	$1,816	$1,898
Buildings and improvements	42,992	44,713
Processing equipment	27,376	28,919
Office equipment, furniture and fixtures	2,025	2,351
Computer equipment and software	3,881	3,823
Construction in process	258	233
Equipment under capital leases:
Processing equipment	285	285
Computer equipment	744	—

	79,377	82,222
Less accumulated depreciation	(36,031)	(35,660)

	$43,346	$46,562

Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $5,798, $5,632, and $6,494, respectively.

8.    Goodwill

The change in the carrying amount of goodwill for the year ended December 31, 2010, is as follows:

	December 31, 2010
	Gross Carrying Amount	Accumulated Impairment
Balance at January 1, 2010	$237,903	$103,222
Other	—	134,681

	$237,903	$237,903

The carrying value of goodwill was $0 and $134,681 at December 31, 2010 and December 31, 2009.

Goodwill includes the excess of the TMI purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed.

Based on the current economic environment, the severe decline in the Company’s stock price beginning late in the second quarter of 2010 and sustained through year-end, and the significant gap between the book and market value of the Company’s equity, the Company concluded that there were sufficient indicators to require an interim goodwill impairment analysis as of September 30, 2010. For purposes of this analysis, estimates of fair value were based on a combination of the income approach, which estimates the fair value of the Company’s reporting unit based on future discounted cash flows, and the market approach, which estimates the fair value of the Company’s reporting unit on comparable market prices. Based on the goodwill impairment analysis, the Company recorded a $134,681 goodwill impairment charge for the remaining balance of goodwill on the balance sheet during the third quarter of 2010. The goodwill impairment charge does not affect the Company’s liquidity, nor does it affect any financial covenants of the Company’s credit agreements. The Company concluded its goodwill impairment analysis in the fourth quarter of 2010, which resulted in no change to the goodwill impairment charge recorded during the third quarter of 2010.

9.    Other Intangible Assets

Other intangible assets are as follows:

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$4,392	$1,032	$4,433	$879
Acquired exclusivity rights	2,941	1,671	2,941	1,300
Acquired licensing rights	10,850	1,692	5,850	758
Procurement contracts	1,755	405	1,755	331
Selling and marketing relationships	500	237	500	170
Customer lists	376	354	406	364
Non-compete agreement	275	110	275	83
Trademarks	58	35	58	32

Total	$21,147	$5,536	$16,218	$3,917

On September 10, 2010, the Company entered into an Exclusive License Agreement (the “Exclusive License”) with Athersys, pursuant to which Athersys will provide the Company access to its Mulitpotent Adult Progenitor Cell (“MAPC”) technologies to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications. The term of the Exclusive License Agreement is the longer of five years, or the remaining life of any patent or trade secret. In consideration for the Exclusive License, the Company will pay Athersys the following: 1) a non-refundable $3,000 license fee, payable in three time-based $1,000 installments, the first of which was paid upon execution of the agreement, the second of which was paid in the fourth quarter of 2010, and the remaining payment is expected within the next 15 months, 2) payment of $2,000 contingent upon successful achievement of certain development milestones which the Company believes is reasonably probable, and 3) up to $32,500 contingent upon achievement of certain cumulative revenue milestones in future years.

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

During the year ended December 31, 2006, the Company and Medtronic (“Medtronic”) entered into an amended distribution agreement which allows the Company, among other things, the ability to distribute spinal allografts through other distributors. In conjunction with the amendment, the Company paid Medtronic $3,000 to buyout exclusivity provisions under the former distribution agreement. Of this payment, $2,444 relates to the acquired exclusivity rights and was recorded as an intangible asset and the remaining $556 reduced deferred revenue.

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

Patents and trademarks are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful life of between 8 and 16 years. The acquired exclusivity rights are being amortized over eight years, the remaining term of the amended distribution agreement. Procurement contracts, customer lists, non-compete agreements, licensing agreements and distribution agreements are amortized over estimated useful lives of between 5 to 25 years. Amortization expense for the years ended December 31, 2010, 2009, and 2008 was $1,700, $1,507, and $1,500, respectively. Management estimates amortization expense of $2,100 per year for the next five years.

10.    Other Assets

Other assets are as follows:

	December 31,
	2010	2009
Debt issuance costs	$194	$161
Other	590	925

	784	1,086
Less accumulated amortization	(154)	(72)

	$630	$1,014

The Company recognized interest expense associated with the amortization of its debt issuance costs for the years ended December 31, 2010, 2009, and 2008 of $82, $72, $199, respectively.

11.    Accrued Expenses

Accrued expenses are as follows:

	December 31, 2010	December 31, 2009
Accrued compensation	$3,372	$2,783
Accrued donor recovery fees	1,535	2,001
Accrued distributor fees and marketing commissions	429	1,237
Accrued severance	40	517
Accrued licensing fees	3,354	1,550
Accrued taxes	161	184
Accrued professional service fees	544	246
Other	4,905	3,189

	$14,340	$11,707

The Company accrues for the estimated recovery fees due to third party recovery agencies as tissue is received.

12.    Short and Long-Term Obligations

Short and long-term obligations are as follows:

	Current Interest Rate		Maturity Date	December 31, 2010		December 31, 2009
				(Euro)	(US Dollar)	(Euro)	(US Dollar)
Short-term obligations
Germany
Credit facilities:
Line of credit—1	5.25	%(1)	None	€—	$—	€779	$1,117
Line of credit—2	3.30	%(1)	None	—	—	492	705
Line of credit—3	6.18	%(1)	None	—	—	195	279

Total short-term obligations				€—	$—	€1,466	$2,101

Long-term obligations
United States
Credit facility	2.76	%(3)	7/2012	€—	$—	€—	$8,004
Term loan—1	3.26	%(4)	2/2011	—	—	—	500
Term loan—2	4.55	%(5)	6/2013	—	—	—	741

Germany
Term loans:
Senior debt	5.00	%(2)	6/2011	46	61	147	211
Construction I	5.15	%(2)	3/2012	313	415	563	807
Construction II	5.60	%(2)	12/2016	660	875	770	1,104
Construction III	5.75	%(2)	9/2012	91	121	143	205
Construction IV	4.95	%(2)	6/2014	630	835	810	1,161
Capital leases	5.00%-8.46%		5/2013 - 12/2013	—	690	—	158

Total long-term obligations				€1,740	$2,997	€2,433	$12,891

Less current portion					(1,120)		(1,862)

Long-term portion					$1,877		$11,029

(1)	Fixed interest rate is negotiated periodically for terms no less than six months

(2)	Fixed interest rates
(3)	LIBOR plus 2.5% to 3.5%
(4)	LIBOR plus 3.0%
(5)	Prime plus 1.3%

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

On July 21, 2010, the Company entered into second amendment to the credit agreement with Mercantile Bank, a division of Toronto-Dominion Bank. Under the second amendment to the credit agreement, 1) the revolving U.S. credit facility was increased from $10,000 to $15,000, available based on levels of accounts receivable and inventories, 2) the revolving credit facility’s maturity date was extended from February 3, 2011 to July 21, 2012, and 3) a $5,000 compensating balance requirement was eliminated. The revolving credit facility contains various restrictive covenants which limit, among other things, indebtedness and liens. Under the agreement, the credit facility was secured by the Company’s domestic accounts receivable, inventory and certain processing equipment. The Company has $13,709 available credit on the revolving credit facility at December 31, 2010.

On June 11, 2009, the Company entered into an amended credit agreement with Mercantile Bank, a division of Toronto-Dominion Bank. The amended agreement provided for an additional term loan to finance certain new equipment of $848 maturing on June 11, 2013, subject to acceleration upon the occurrence of an event of default, including but not limited to a failure to maintain certain financial ratios. The Company paid off the loan in the fourth quarter of 2010.

The Company was in compliance with all covenants related to its credit facilities and term loans as of December 31, 2010.

At December 31, 2010, the Company had an outstanding interest rate swap agreement relating to the German term loan of 313 Euro, or $415 maturing March 31, 2012. Under this agreement, the Company pays a fixed interest rate of 5.15%. Payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant.

As of December 31, 2010, contractual maturities of long-term obligations are as follows:

	Term Loans	Capital Leases	Credit Facilities	Total
2011	$727	$297	$—	$1,024
2012	599	275	—	874
2013	390	118	—	508
2014	301	—	—	301
2015 and beyond	290	—	—	290

	$2,307	$690	$—	$2,997

13.    Income Taxes

The Company’s income tax provision consists of the following components:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(162)	$(187)	$(99)
State	—	—	—
International	(588)	—	(150)

Total current	(750)	(187)	(249)

Deferred:
Federal	(325)	(1,694)	(1,179)
State	(241)	(205)	(142)
International	(289)	(514)	179

Total deferred	(855)	(2,413)	(1,142)

Total income tax provision	$(1,605)	$(2,600)	$(1,391)

The components of the deferred tax assets and liabilities consisted of the following at:

	December 31, 2010		December 31, 2009
	Deferred Income Tax		Deferred Income Tax
	Asset	Liability	Asset	Liability
Current:
International	$—	$(939)	$—	$(839)
Allowance for bad debts	—	—	33	—
Investments	—	—	1,112	—
Inventory	6,914	—	6,089	—
Net operating losses	3,299	—	6,527	—
Tax credits	1,680	—	—	—
Accrued liabilities	3,860	—	3,570	—
Other	57	—	—	—

Total current	15,810	(939)	17,331	(839)

Noncurrent:
Fixed assets	—	(2,254)	—	(3,644)
Intangibles	321	—	—	(87)
International	—	(249)	—	(106)
Investments	2,025	—	1,982	—
Unearned revenue	4,029	—	4,457	—
Net operating losses	540	—	—	—
Tax credits	2,895	—	4,426	—
Charitable contributions	—	—	225	—
AMT credit	—	—	631	—
Other	12	—	155	—
Valuation allowance	(469)	—	(1,138)	—

Total noncurrent	9,353	(2,503)	10,738	(3,837)

Total	$25,163	$(3,442)	$28,069	$(4,676)

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $469 and $1,138 have been established at December 31, 2010 and 2009, respectively, against a portion of the deferred tax assets based on the characteristics of the research tax credits claimed and on the nature of the credits claimed for certain state net operating loss carryforwards.

The Company recorded a non-cash tax benefit from the exercise of incentive stock options as an addition to its deferred income tax assets in the amount of $0 and $212 for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, the Company has federal net operating loss carryforwards of $9,683 that will expire in the years 2025 to 2028, as well as state net operating loss carryforwards of $19,194 that will expire in the years 2016 to 2018 and 2020 to 2027.

As of December 31, 2010, the Company has research tax credit carryforwards of $5,236 that will expire in years 2018 through 2029, as well as alternative minimum tax credit carryforwards of $684 that are carried forward indefinitely.

The Company expects the domestic deferred tax assets of approximately $22,909, net of the valuation allowance at December 31, 2010 of $469, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. Valuation allowances have been recorded for certain state tax loss carryforwards as the Company does not believe that it will have future income in the state to utilize the loss carryforwards, and tax deductions taken for certain merger-related costs.

United States income taxes have not been provided on the undistributed earnings of the Company’s German subsidiary. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to permanently reinvest earnings in its German subsidiary.

Excluding the non-deductible goodwill impairments in 2008 and 2010, over the past three years the Company has improved its business model to produce predictable earnings through the following:

•	improved tissue availability

•	renegotiated distributor agreements

•	exiting unprofitable business through business exchange

•	the acquisition of TMI

•	increased diversification of product portfolio

•	reduced concentration risk on independent distributors

The Company considered the improvements in its operating performance, as well as the impact of recent losses resulting from the non-deductible goodwill impairments in 2008 and 2010 as it relates to the realization of remaining net deferred tax assets, and based on the weight of evidence, among other facts and circumstances, management determined that it was more likely than not that such net deferred tax assets would be realized.

At December 31, 2010 the Company had $688 of unrecognized tax benefits recorded in other long-term liabilities and $1,653 of unrecognized tax benefits recorded net against deferred tax assets in the accompanying consolidated balance sheet. There were no significant changes to the Company’s unrecognized tax benefits for income tax positions during 2010. The Company does not anticipate any significant changes to its unrecognized tax benefits in 2011. The unrecognized tax benefits of $2,341, $1,269 and $897 for the years ended December 31, 2010, 2009 and 2008, respectively, that if recognized would favorably impact the Company’s effective tax rate.

The Company’s unrecognized tax benefits are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
Opening balance	$1,269	$897	$820
Additions based on tax positions related to the current year	210	240	77
Additions for tax positions of prior years	862	493	—
Reductions for tax positions of prior years	—	(361)	—
Settlements	—	—	—

	$2,341	$1,269	$897

The Company’s policy is to recognize interest accrued related to unrecognized benefits in interest expense and penalties in the provision for income taxes. There were no interest and penalties recorded in 2010, 2009 and 2008 and no interest and penalties accrued at December 31, 2010 and December 31, 2009.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations for years before 2000. The income tax examination of the Company’s U.S. federal filings for the years 2001 and 2002 was completed in 2008 with no additional taxes payable.

The effective tax rate differs from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2010	2009	2008
Statutory federal rate	35.00%	34.00%	34.00%
State income taxes—net of federal tax benefit	(0.12%)	3.03%	3.76%
Impairment of goodwill	(36.89%)	0.00%	(39.19%)
Research tax credits	0.48%	(11.03%)	0.30%
Exercise of incentive stock options	—	2.85%	(0.23%)
Valuation allowance	—	2.61%	(0.16%)
Miscellaneous	0.27%	(0.71%)	0.11%

Effective tax rate	(1.26%)	30.75%	(1.41%)

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

15.    Retirement Benefits

The Company has a qualified 401(k) plan available to all United States employees who meet certain eligibility requirements. The 401(k) plan allows each employee to contribute up to the annual maximum allowed under the Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee’s earnings. For the years ended December 31, 2010, 2009 and 2008, the Company’s contributions to the plan were $1,358, $1,343 and $1,251, respectively.

16.    Concentrations of Risk

Distribution—The Company’s principal concentration of risk is related to its limited distribution channels. The Company’s revenues include the distribution efforts of eleven independent companies with significant revenues coming from two of the distribution companies, Medtronic and Zimmer. For years ended December 31, 2010, 2009 and 2008, the amount of revenues derived from Medtronic were approximately 18%, 22% and 24%, respectively. For year ended December 31, 2010, 2009 and 2008, the amount of revenues derived from Zimmer was approximately 15%, 22% and 19% respectively.

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

17.    Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Year Ended December 31,
	2010	2009	2008
Cash paid for interest	$453	$472	$625
Income taxes paid	652	505	341
Purchases of property, plant, and equipment financed through capital leases	743	—	—
Accrual for purchases of property, plant and equipment	311	175	525
Payable for aquired licensing rights	3,000	950	3,920
Common stock issued and stock options assumed for acquisition of TMI	—	—	265,914
Deposit applied against notes payable	—	—	300
Income tax benefit from non-qualified stock option exercises	—	186	337

18.    Commitments and Contingencies

Potential Value Added Tax (VAT) Assessment—In 2008, the Company was audited by the German value added tax (“VAT”) authorities and received an assessment for 600 Euros, or $846, for the year ended December 31, 2008. The Company also received an assessment for the year ended December 31, 2009, in the third quarter of 2010 for 1,069 Euros, or $1,455. The Company estimates an additional potential assessment of 1,095 Euros, or $1,451, for the twelve months ended December 31, 2010. The Company has not accrued a liability for this contingency. The Company does not believe that it is probable that it will ultimately be required to pay the assessment to the German VAT authorities.

Distribution Agreement with Zimmer—On September 3, 2010, the Company and Zimmer Dental Inc., a subsidiary of Zimmer, Inc. entered into a new exclusive distribution agreement, with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of the Agreement, the Company will supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer will be the exclusive distributor of the Implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer’s exclusive distribution rights, Zimmer agreed to the following: 1) payment to the Company of $13,000 within ten days of the effective, 2) annual exclusivity fees paid annually for the term of the contract to be paid at the beginning of each calendar year, the first of which was paid on January 18, 2011 in the amount of $4,000, and , 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer’s ability to distribute the Implants, Zimmer may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the Agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by the Company to the satisfaction of Zimmer. Both the Upfront Payment and the Initial Annual Exclusivity Fee have been deferred and are being recognized as other revenues based on Zimmer’s anticipated annual purchases over the term of the agreement.

Exclusive License Agreement with Athersys—On September 10, 2010, the Company entered into an Exclusive License Agreement with Athersys, pursuant to which Athersys will provide RTI access to its MAPC technologies to develop and commercialize MAPC technology-based biologic implants for the certain orthopedic applications. In consideration for the Exclusive License, the Company will pay Athersys the following: 1) a non-refundable $3,000 license fee, payable in three time-based $1,000 installments, the first of which was paid upon execution of the agreement, and the remaining two payments expected within the next 18 months, 2) payment of $2,000 contingent upon successful achievement of certain development milestones which the Company believes is reasonably probable, and 3) up to $32,500 contingent upon achievement of certain cumulative revenue milestones in future years. In addition, the Company will pay Athersys royalties from the distribution of implants under a tiered royalty structure based on achievement of certain cumulative revenue milestones. The term of the Exclusive License Agreement is the longer of five years, or the remaining life of any patent or trade secret. The asset is being expensed on a straight-line basis over the life of the asset.

Distribution Agreement with Davol—On July 13, 2009, the Company and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement, 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The $8,000 and $3,500 exclusivity payments have been deferred and are being recognized as other revenue on a straight-line basis over ten years, the initial term of the contract, and the remaining term of the contract, respectively.

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

Leases—The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2016. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2010, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

Future minimum lease commitments under non-cancelable operating leases as of December 31, 2010 are as follows:

Operating Leases
2011	$1,575
2012	1,156
2013	644
2014	106
2015 and beyond	31

$3,512

Rent expense for the years ended December 31, 2010, 2009, and 2008 was $1,019, $1,222, and $1,542, respectively, and is included as a component of marketing, general and administrative expenses.

19.    Legal and Regulatory Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2010 will have a material adverse impact on its financial position or results of operations.

The Company and Medtronic Sofamor Danek, USA, Inc. (“MSD”), a subsidiary of Medtronic, Inc., (“Medtronic”), have filed claims against each other with the American Arbitration Association related to events stemming from the actions of Biomedical Tissue Services, Ltd. (“BTS”), an unaffiliated company recovery agency, and the subsequent voluntary recall of allografts processed by the Company from tissue originating from BTS (the “Allografts”). MSD seeks indemnification from the Company for its legal fees, costs and expenses allegedly incurred during the defense of cases brought by recipients of Allografts. The Company denies that it is obligated to indemnify MSD in respect of the Allografts. In the same proceeding, the Company is seeking damages from MSD due to actions taken by MSD during the recall process. Among other allegations, the Company alleges that MSD’s actions were negligent and in breach of the contractual agreements between the Company and MSD. The proceeding is currently in its initial stages and the probability of a favorable or unfavorable outcome to the Company is unknown at this time. However, while the Company believes its defenses and counterclaims are meritorious, the ultimate resolution of the matters, which is expected to occur within nine months, could adversely impact the Company’s business, financial condition or results of operations.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

20.    Segment Data

The Company processes human and bovine animal tissue and distributes the tissue through various distribution channels. The Company’s lines of business are comprised primarily of five product categories: sports medicine, spine, dental, surgical specialties, BGS and general orthopedic. The following table presents revenues from tissue distribution, and other revenues and percentage of our revenues for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008(1)
	(In thousands)
Fees from tissue distribution:
Sports medicine	$45,065	27.1%	$39,533	24.0%	$36,330	24.8%
Spine	33,906	20.4%	41,087	25.0%	41,817	28.5%
Dental	29,746	17.9%	29,985	18.2%	27,365	18.7%
Surgical specialties	26,871	16.2%	26,278	16.0%	15,350	10.5%
BGS and general orthopedic	25,413	15.3%	23,161	14.1%	20,024	13.6%
Other revenues	5,170	3.1%	4,483	2.7%	5,749	3.9%

Total revenues	$166,171	100.0%	$164,527	100.0%	$146,635	100.0%

Domestic revenues	$147,943	89.0%	$141,275	85.9%	$126,957	86.6%
International revenues	18,228	11.0%	23,252	14.1%	19,678	13.4%

Total revenues	$166,171	100.0%	$164,527	100.0%	$146,635	100.0%

(1)	Includes results of Tutogen Medical, Inc. beginning on February 28, 2008.

For the years ended December 31, 2010, 2009 and 2008, the Company derived approximately 18%, 22% and 24%, respectively, of its total revenues from Medtronic.

For the years ended December 31, 2010, 2009 and 2008, the Company derived approximately 15%, 22% and 19% respectively, of its total revenues from Zimmer.

For the years ended December 31, 2010, 2009 and 2008, the Company derived approximately 11%, 14% and 13%, respectively, of its total revenues from foreign distribution.

As of December 31, 2010, the Company had $32,520 of net property, plant and equipment located domestically, and $10,826 of net property, plant and equipment located at its processing facility in Germany.

21.    Quarterly Results of Operations (Unaudited)

The following table sets forth the results of operations for the periods indicated:

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Quarter Ended:
Revenues	$37,779	$41,180	$41,836	$45,376
Gross profit	17,057	18,858	19,886	20,202
Net (loss) income	(54)	948	(133,059)	2,766
Net income (loss) per common share:
Basic	$—	$0.02	$(2.43)	$0.05
Diluted	$—	$0.02	$(2.43)	$0.05

During 2010, the Company experienced an increase in fees from tissue distribution in the sports medicine and BGS and general orthopedic product categories and a decrease in its spine product category. Sports medicine, BGS and general orthopedic product categories were positively impacted by increases in unit volumes, favorable product distribution mixes and increased market penetration through our direct distribution force both domestically and internationally. The Company’s dental product category was affected by a new exclusive distribution agreement with our exclusive dental distributor which changed distributions from a marketing fee structure to a transfer fee structure. The Company’s spine product category was negatively impacted by a $6,000 inventory reduction from our largest spine distributor in the first half of 2010. In addition, the Company experienced an increase in the other revenue category during 2010. The increase in the other revenue category was affected by higher deferred revenue amortization resulting from exclusivity payments from our dental and surgical specialty distributors received in the fourth quarter of 2010, which favorably impacted gross margin. During the third quarter of 2010, the Company recorded a goodwill impairment of $134,681.

The following table sets forth the results of operations for the periods indicated:

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Quarter Ended:
Revenues	$38,623	$41,131	$42,813	$41,960
Gross profit	18,151	18,799	20,614	19,929
Net income	1,032	1,021	2,313	1,489
Net income per common share:
Basic	$0.02	$0.02	$0.04	$0.03
Diluted	$0.02	$0.02	$0.04	$0.03

During 2009, the Company experienced an increase in fees from tissue distribution in the sports medicine, dental, surgical specialties, BGS and general orthopedic product categories, and a decrease in its spine product category. Sports medicine and surgical specialties product categories were positively impacted by increases in unit volumes and favorable product distribution mixes. The increases in the dental, BGS and general orthopedic product categories were primarily attributable to twelve months of revenue on products added in the TMI acquisition versus ten months in 2008. Gross margin increased as a result of higher revenues.

22.    Subsequent Events

The Company evaluated subsequent events as of the issuance date of the financial statements, February 22, 2011, and identified no subsequent events as defined by ASC 855 Subsequent Events.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions- Write-offs, Payments or Other Adjustments(1)	Balance at End of Period
For the year ended December 31, 2010:
Allowance for doubtful accounts	$1,103	$48	$961	$190
Allowance for product returns	193	118	11	300
Allowance for obsolescence	12,131	2,107	2,726	11,513
For the year ended December 31, 2009:
Allowance for doubtful accounts	1,231	92	220	1,103
Allowance for product returns	504	117	428	193
Allowance for obsolescence	16,826	1,940	6,635	12,131
For the year ended December 31, 2008:
Allowance for doubtful accounts	232	311	(688)	1,231
Allowance for product returns	363	327	186	504
Allowance for obsolescence	10,734	2,372	(3,720)	16,826

(1)	Other adjustments include the balances acquired as part of the acquisition of TMI on February 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2011	RTI BIOLOGICS, INC.

	By:	/s/ Brian K. Hutchison
Brian K. Hutchison
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian K. Hutchison Brian K. Hutchison	Chairman, and Chief Executive Officer (Principal Executive Officer)	February 22, 2011

/s/ Robert P. Jordheim Robert P. Jordheim	Executive Vice President and Chief Financial Officer	February 22, 2011

/s/ Philip R. Chapman Philip R. Chapman	Director	February 22, 2011

/s/ Peter F. Gearen Peter F. Gearen	Director	February 22, 2011

/s/ Michael J. Odrich Michael J. Odrich	Director	February 22, 2011

/s/ Gregory P. Rainey Gregory P. Rainey	Director	February 22, 2011

/s/ Dean H. Bergy Dean H. Bergy	Director	February 22, 2011

/s/ Julianne M. Bowler Julianne M. Bowler	Director	February 22, 2011

/s/ Roy D. Crowninshield Roy D. Crowninshield	Director	February 22, 2011

/s/ Udo Henseler Udo Henseler	Director	February 22, 2011

/s/ Adrian J.R. Smith Adrian J.R. Smith	Director	February 22, 2011

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of RTI Biologics, Inc.[1]

3.2	Bylaws.[2]

4.3	Specimen Stock Certificate.[3]

10.1*	Omnibus Stock Option Plan.[3]

10.2*	Year 2000 Compensation Plan.[3]

10.3*	RTI Biologics, Inc. 2004 Equity Incentive Plan. [4]

10.4*	Form of Nonqualified Stock Option Grant Agreement. [5]

10.5*	Form of Incentive Stock Option Grant Agreement. [5]

10.6	License Agreement, dated November 24, 2008, between RTI Biologics, Inc. and LifeNet Health, Inc. †[6]

10.7	Credit Agreement, dated January 28, 2008, between RTI Biologics, Inc. and Mercantile Bank. [6]

10.8	First Amendment to the Credit Agreement, dated June 11, 2009, between RTI Biologics, Inc. and Mercantile Bank. [7]

10.9*	RTI Biologics, Inc. 2010 Equity Incentive Plan. [8]

10.10	Second Amendment to the Credit Agreement, dated July 21, 2010, between RTI Biologics, Inc. and Mercantile Bank. [19]

10.11	Exclusive Distribution Agreement between RTI Biologics, Inc. and Zimmer Dental Inc., dated as of September 3, 2010 and effective as of September 30, 2010. †[10]

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Brian K. Hutchison, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert P. Jordheim, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Brian K. Hutchison, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in RTI Biologics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

32.2	Certification of Robert P. Jordheim, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in RTI Biologics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

[1]	Incorporated by reference to our Current Report on Form 8-K filed February 29, 2008.
[2]	Incorporated by reference to our Current Report on Form 8-K filed August 4, 2008.
[3]	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-35756).
[4]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
[5]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
[6]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.
[7]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
[8]	Incorporated by reference to our Proxy Statement on Form DEF 14A filed March 18, 2010
[9]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
[10]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.
*	Indicates a management contract or any compensatory plan, contract, or arrangement.