Form 10-Q
period 2011-03-31
RTI Biologics, Inc.
filed 2011-05-02
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Shares of common stock, $0.001 par value, outstanding on April 29, 2011: 55,158,345

RTI BIOLOGICS, INC.

FORM 10-Q For the Quarter Ended March 31, 2011

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$33,146	$28,212
Accounts receivable - less allowances of $253 at March 31, 2011 and $490 at December 31, 2010	17,907	20,126
Inventories - net	85,548	87,278
Prepaid and other current assets	4,029	7,646
Deferred tax assets - net	16,343	15,810

Total current assets	156,973	159,072

Property, plant and equipment - net	43,300	43,346
Deferred tax assets - net	6,440	7,099
Other intangible assets - net	15,077	15,611
Other assets - net	574	630

Total assets	$222,364	$225,758

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,585	$12,570
Accrued expenses	11,637	14,340
Deferred tax liabilities	1,262	939
Current portion of deferred revenue	4,634	4,474
Current portion of long-term obligations	1,166	1,120

Total current liabilities	29,284	33,443

Long-term obligations - less current portion	1,811	1,877
Other long-term liabilities	2,233	3,135
Deferred tax liabilities	193	249
Deferred revenue	23,953	25,118

Total liabilities	57,474	63,822

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 55,158,345 and 54,806,762 shares issued and outstanding, respectively	55	55
Additional paid-in capital	409,533	408,849
Accumulated other comprehensive loss	(416)	(1,438)
Accumulated deficit	(244,268)	(245,516)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	164,890	161,936

Total liabilities and stockholders’ equity	$222,364	$225,758

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Fees from tissue distribution	$39,519	$36,894
Other revenues	1,127	885

Total revenues	40,646	37,779
Costs of processing and distribution	22,309	20,722

Gross profit	18,337	17,057

Expenses:
Marketing, general and administrative	13,909	14,342
Research and development	2,418	2,680
Asset abandonments	57	15

Total operating expenses	16,384	17,037

Operating income	1,953	20

Other (expense) income:
Interest expense	(56)	(166)
Interest income	42	36
Foreign exchange (loss) gain	(70)	22

Total other expense - net	(84)	(108)

Income (loss) before income tax (provision) benefit	1,869	(88)
Income tax (provision) benefit	(621)	34

Net income (loss)	$1,248	$(54)

Net income (loss) per common share - basic	$0.02	$0.00

Net income (loss) per common share - diluted	$0.02	$0.00

Weighted average shares outstanding - basic	54,889,759	54,569,812

Weighted average shares outstanding - diluted	54,984,707	54,569,812

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,248	$(54)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,925	1,823
Amortization of deferred financing costs	5	19
Provision for bad debts and product returns	343	64
Provision for inventory write-downs	1,693	997
Amortization of deferred revenue	(1,006)	(460)
Deferred income tax provision (benefit)	320	(414)
Stock-based compensation	499	339
Loss on asset abandonments	57	15
Change in assets and liabilities:
Accounts receivable	2,055	4,078
Inventories	483	(1,242)
Prepaid and other current assets	3,655	(1,149)
Other long-term assets	51	—
Accounts payable	(1,057)	(751)
Accrued expenses	(2,885)	(1,649)
Other long-term liabilities	(906)	(298)

Net cash provided by operating activities	6,480	1,318

Cash flows from investing activities:
Purchases of property, plant and equipment	(494)	(314)
Patent and acquired intangible asset costs	(1,021)	(117)

Net cash used in investing activities	(1,515)	(431)

Cash flows from financing activities:
Proceeds from exercise of common stock options	185	262
Net payments on short-term obligations	—	(799)
Proceeds from long-term obligations	—	2,750
Payments on long-term obligations	(276)	(2,933)

Net cash used in financing activities	(91)	(720)

Effect of exchange rate changes on cash and cash equivalents	60	4

Net increase in cash and cash equivalents	4,934	171
Cash and cash equivalents, beginning of period	28,212	17,382

Cash and cash equivalents, end of period	$33,146	$17,553

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2011

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total

Balance, December 31, 2010	$55	$408,849	$(1,438)	$(245,516)	$(14)	$161,936

Net income	—	—	—	1,248	—	1,248
Foreign currency translation adjustment	—	—	1,022	—	—	1,022

Comprehensive income for the three months ended March 31, 2011	—	—	1,022	1,248	—	2,270
Exercise of common stock options	—	185	—	—	—	185
Stock-based compensation	—	499	—	—	—	499

Balance, March 31, 2011	$55	$409,533	$(416)	$(244,268)	$(14)	$164,890

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

1.	Operations and Organization

We are a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process donated human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue, and bovine animal tissue in producing allograft and xenograft implants utilizing our proprietary BIOCLEANSE® and TUTOPLAST® sterilization processes, for distribution to hospitals and surgeons. We process at two facilities in Alachua, Florida and one facility in Neunkirchen, Germany and distribute our products and services in all 50 states and in over 31 countries worldwide.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

3.	Summary of Significant Accounting Policies

Long-Lived Assets – The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results. Past estimates by management of the fair values and useful lives of long-lived assets and investments have been accurate but have periodically been impacted by one-time events.

Other Intangible Assets – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 requires that definite lived intangible assets subject to amortization be tested for recoverability at the asset group level in accordance with ASC 360. The Company had one asset group for the year ended December 31, 2010 and the quarterly period ended March 31, 2011. The recoverability test is described in the Company’s accounting policy for long-lived assets above.

Other intangible assets generally consist of patents, trademarks, procurement contracts, customer lists, non-compete agreements, distribution agreements, licensing rights, and acquired exclusivity rights. Patents and trademarks are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful lives of between 8 and 16 years. Procurement contracts, customer lists, non-compete agreements, distribution agreements, and licensing rights are amortized over estimated useful lives of between 5 to 25 years. The acquired exclusivity rights are being amortized over eight years, the remaining term of the related amended distribution agreement.

Subsequent Events – The Company evaluated subsequent events as of the issuance date of the financial statements, May 2, 2011, and determined that there were no applicable recognized events or transactions required to be recorded or disclosed in the financial statements.

4.	Other Intangible Assets

Other intangible assets are as follows:

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$4,351	$1,088	$4,392	$1,032
Acquired exclusivity rights	2,941	1,764	2,941	1,671
Acquired licensing rights	10,850	1,995	10,850	1,692
Procurement contracts	1,755	424	1,755	405
Selling and marketing relationships	500	253	500	237
Customer lists	399	375	376	354
Non-compete agreements	275	117	275	110
Trademarks	58	36	58	35

Total	$21,129	$6,052	$21,147	$5,536

Amortization expense of other intangible assets for the three months ended March 31, 2011 and 2010 was $494 and $390, respectively. Management estimates amortization expense of $2,100 per year for the next five years.

5.	Stock-Based Compensation

The Company has five stock-based compensation plans under which employees, consultants and outside directors have received stock options and other equity-based awards. At March 31, 2011, awards relating to 6,780,622 shares were outstanding, and 4,385,078 shares remained available for grant of awards under our plans. For the three months ended March 31, 2011, 641,000 stock options were granted under the plans. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest over a one to five year period from the date of grant. During the first quarter of 2011, the Company also granted 272,283 shares of restricted stock, at no cost to the recipients, that vest based on the completion of required service periods ranging from one to three years.

2010 Equity Incentive Plan – On April 20, 2010, the Company’s stockholders approved and adopted the 2010 Equity Incentive Plan, (the “2010 Plan”). The 2010 Plan provides for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company, and consultants and advisors. The option price per share may not be less than 100% of the fair market value of such shares on the date granted. The 2010 Plan allows for up to 5,000,000 shares of common stock to be issued with respect to awards granted. Awards or shares which are forfeited, surrendered or otherwise terminated are available for further awards; provided, however, that any such shares that are surrendered in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Internal Revenue Service (“IRS”) Code Section 422.

1998 Stock Option Plan and 2004 Equity Incentive Plan – The Company adopted equity incentive plans in 1998 (the “1998 Plan”) and 2004 (the “2004 Plan”), which provide for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company, and consultants and advisors. The option price per share may not be less than 100% of the fair market value of such shares on the date granted. The 1998 and 2004 Plans allow for up to 4,406,400 and 2,000,000 shares, respectively, of common stock to be issued with respect to awards granted. Under the 2004 Plan, awards or shares which are forfeited, surrendered or otherwise terminated are available for further awards; provided, however, that any such shares that are surrendered in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under IRS Code Section 422. New stock options may no longer be awarded under the 1998 Plan.

TMI 1996 Stock Option Plan and TMI 2006 Incentive and Non-Statutory Stock Option Plan – In connection with the merger with TMI, the Company assumed the TMI 1996 Stock Option Plan and the TMI 2006 Incentive and Non-Statutory Stock Option Plan (“TMI Plans”). The TMI Plans allow for 4,880,000 and 1,830,000 shares of common stock, respectively, which may be issued with respect to stock options granted to former TMI employees or employees of the Company hired subsequent to the TMI acquisition. New stock options may no longer be awarded under the TMI 1996 Stock Option Plan.

Stock options outstanding, exercisable and available for grant at March 31, 2011 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	6,308,182	$5.79
Granted	641,000	2.69
Exercised	(79,300)	2.34
Forfeited or expired	(89,260)	8.17

Outstanding at March 31, 2011	6,780,622	$5.50	5.17	$450

Vested or expected to vest at March 31, 2011	6,524,108	$5.59	5.01	$430

Exercisable at March 31, 2011	4,551,022	$6.35	3.38	$340

Available for grant at March 31, 2011	4,385,078

Outstanding options under all option plans vest over a one to five year period. Options expire ten years from the date of grant. The weighted-average grant-date fair value of options granted for the three months ended March 31, 2011 and 2010 was $1.71 and $2.36, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2011 and 2010 was $22 and $141, respectively. The intrinsic value of a stock option at the end of the quarter is the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options at quarter end. Cash received from option exercises for the three months ended March 31, 2011 and 2010 were $185 and $262, respectively.

As of March 31, 2011, there was $3,707 of total unrecognized stock-based compensation expense related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.5 years.

Restricted Stock

During the first quarter of 2011, the Company granted 272,283 shares of restricted stock with a weighted-average grant date fair value of $2.69 which vest over one and three year periods. As of March 31, 2011, there was $627 of total unrecognized compensation expense related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a period of 1.69 years.

For the three months ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
	2011	2010

Stock-based compensation:
Costs of processing and distribution	$54	$38
Marketing, general and administrative	429	271
Research and development	16	30

Total	$499	$339

6.	Earnings Per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended March 31,
	2011	2010

Basic shares	54,889,759	54,569,812
Effect of dilutive securities:
Stock options	94,948	—

Diluted shares	54,984,707	54,569,812

For the three months ended March 31, 2011 and 2010, approximately 5,914,000 and 5,083,000, respectively, of issued stock options were not included in the computation of diluted EPS because they were anti-dilutive since their exercise price exceeded their market price. For the three months ended March 31, 2011, options to purchase 94,948 shares of common stock were included in the computation of diluted EPS because dilutive shares are factored into the calculation of EPS when income from continuing operations is reported. Additionally, for the three months ended March 31, 2010, options to purchase 355,348 shares of common stock were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported.

7.	Inventories

Inventories by stage of completion are as follows:

	March 31, 2011	December 31, 2010

Unprocessed donor tissue	$26,861	$27,774
Tissue in process	30,617	30,688
Implantable donor tissue	26,339	27,092
Supplies	1,731	1,724

	$85,548	$87,278

For the three months ended March 31, 2011 and 2010, the Company had inventory write-downs of $1,693 and $997, respectively, relating primarily to product obsolescence.

8.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	March 31, 2011	December 31, 2010

Land	$1,892	$1,816
Buildings and improvements	43,380	42,992
Processing equipment	28,127	27,376
Office equipment, furniture and fixtures	2,194	2,025
Computer equipment and software	3,868	3,881
Construction in process	294	258
Equipment under capital leases:
Processing equipment	416	285
Computer equipment	744	744

	80,915	79,377
Less accumulated depreciation	(37,615)	(36,031)

	$43,300	$43,346

Depreciation expense of property, plant and equipment was $1,431 and $1,433 for the three months ended March 31, 2011 and 2010, respectively.

9.	Accrued Expenses

Accrued expenses are as follows:

	March 31, 2011	December 31, 2010

Accrued compensation	$2,825	$3,372
Accrued donor recovery fees	1,089	1,535
Accrued distributor fees and marketing commissions	311	429
Accrued severance	—	40
Accrued licensing fees	2,151	3,354
Accrued taxes	160	161
Accrued professional service fees	632	544
Other	4,469	4,905

	$11,637	$14,340

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

10.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	Current Interest Rate	Maturity Date	March 31, 2011		December 31, 2010
			(Euro)	(US Dollar)	(Euro)	(US Dollar)

Long-term obligations
Germany
Term loans:
Senior debt	5.00% (1)	6/2011	€20	$28	€46	$61
Construction I	5.15% (1)	3/2012	250	352	313	415
Construction II	5.60% (1)	12/2016	660	930	660	875
Construction III	5.75% (1)	9/2012	78	110	91	121
Construction IV	4.95% (1)	6/2014	585	825	630	835
Capital leases	5.00%-8.46%	5/2013 - 12/2013	—	732	—	690

Total long-term obligations			€1,593	$2,977	€1,740	$2,997

Less current portion				(1,166)		(1,120)

Long-term portion				$1,811		$1,877

(1)	Fixed interest rates

In addition, the Company has four credit facilities, three with German banks and one with a U.S. bank. As of March 31, 2011, there are no amounts outstanding on any of the four lines of credit.

Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euros, or approximately $2,397 for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility and a 4,000 Euro guarantee by the Company. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 3.30% to 6.18%.

On July 21, 2010, the Company entered into a second amendment to its credit agreement with Mercantile Bank, a division of Toronto-Dominion Bank. Under the second amendment to the credit agreement, 1) the revolving U.S. credit facility was increased from $10,000 to $15,000, available based on levels of accounts receivable and inventories, 2) the revolving credit facility’s maturity date was extended from February 3, 2011 to July 21, 2012, and 3) a $5,000 compensating balance requirement was eliminated. The revolving credit facility contains various restrictive covenants which limit, among other things, indebtedness and liens. Under the agreement, the credit facility was secured by the Company’s domestic accounts receivable, inventory and certain processing equipment. The Company has $11,903 available credit on the revolving credit facility at March 31, 2011. The current interest rate for this line of credit is 2.76%.

The Company was in compliance with all covenants related to its credit facilities and term loans as of March 31, 2011.

At March 31, 2011, the Company had an outstanding interest rate swap agreement relating to the German term loan of 250 Euro, or $352, maturing March 31, 2012. Under this agreement, the Company pays a fixed interest rate of 5.15%. Payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant.

As of March 31, 2011, contractual maturities of long-term obligations are as follows:

	Term Loans	Capital Leases	Total
2011	$564	$252	$816
2012	636	316	952
2013	414	164	578
2014	320	—	320
2015 and beyond	311	—	311

	$2,245	$732	$2,977

The $732 representing future maturities of capital leases includes interest in the amount of $50. The present value of net minimum lease payments as of March 31, 2011 is $682.

11.	Income Taxes

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $469 and $1,137 have been established at March 31, 2011 and 2010, respectively, against a portion of the deferred tax assets based on the characteristics of the research tax credits claimed and on the nature of the credits claimed for certain state net operating loss carryforwards.

As of March 31, 2011, the Company has federal net operating loss carryforwards of $14,500 that will expire in years 2025 to 2028, as well as state net operating loss carryforwards of $23,981 that will expire in the years 2016 to 2018 and 2020 to 2027.

As of March 31, 2011, the Company has research tax credit carryforwards of $5,387 that will expire in years 2018 through 2030, as well as alternative minimum tax credit carryforwards of $571 that can be carried forward indefinitely.

The Company expects the domestic net deferred tax assets of approximately $22,659, net of a valuation allowance at March 31, 2011 of $469, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. Valuation allowances have been recorded for certain state tax loss carryforwards as the Company does not believe that it will have future income in the state to utilize the loss carryforwards, and tax deductions taken for certain merger-related costs.

United States income taxes have not been provided on the undistributed earnings of the Company’s German subsidiary. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to permanently reinvest earnings in its German subsidiary.

12.	Supplemental Disclosures of Cash Flow and Noncash Investing and Financing Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended March 31,
	2011	2010

Cash paid for interest	$51	$145
Income taxes paid	13	139
Purchases of property, plant and equipment financed through capital leases	116	—
Accrual for purchases of property, plant and equipment	230	219

13.	Segment Data

The Company processes human and bovine animal tissue and distributes the tissue through various distribution channels. The Company’s one line of business is comprised primarily of five product categories: sports medicine, spine, dental, surgical specialties, and bone graft substitutes (“BGS”) and general orthopedic. The following table presents revenues from tissue distribution and other revenues:

	Three Months Ended March 31,
	2011	2010

Fees from tissue distribution:
Sports medicine	$11,689	$10,339
Spine	9,710	6,510
Dental	4,102	7,032
Surgical specialties	7,911	6,155
BGS and general orthopedic	6,107	6,858
Other revenues	1,127	885

Total revenues	$40,646	$37,779

Domestic revenues	35,245	32,991
International revenues	5,401	4,788

Total revenues	$40,646	$37,779

For the three months ended March 31, 2011 and 2010, the Company derived approximately 19% and 14%, respectively, of its total revenues from Medtronic, Inc.

For the three months ended March 31, 2011 and 2010, the Company derived approximately 13% and 22%, respectively, of its total revenues from Zimmer, Inc.

For the three months ended March 31, 2011 and 2010, the Company derived approximately 13% for both periods of its total revenues from foreign distribution.

As of March 31, 2011, the Company had $31,901 of property, plant and equipment located domestically, and $11,399 of property, plant and equipment located at its processing facility in Germany.

14.	Commitments and Contingencies

On September 3, 2010, the Company and Zimmer Dental Inc. (“Zimmer”), a subsidiary of Zimmer, Inc., entered into a new exclusive distribution agreement (the “Agreement”), with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of the Agreement, the Company will supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer will be the exclusive distributor of the implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer’s exclusive distribution rights, Zimmer agreed to the following: 1) payment to the Company of $13,000 within ten days of the effective date (“the Upfront Payment”), 2) annual exclusivity fees (“Annual Exclusivity Fee”) paid annually for the term of the contract to be paid at the beginning of each calendar year, the first of which was paid on January 18, 2011 in the amount of $4,000, and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer’s ability to distribute the Implants, Zimmer may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the Agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by the Company to the satisfaction of Zimmer. Both the Upfront Payment and the initial Annual Exclusivity Fee have been deferred and will be recognized as other revenues over the term of the Agreement based on the expected contractual escalating annual purchase minimums relative to the total contractual minimum purchase requirements in the Agreement. Future annual exclusivity fees will be deferred as received and will be recognized as other revenues in the same manner. Additionally, the Company has considered the potential impact of the Agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to the Agreement.

On July 13, 2009, the Company and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement, 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The $8,000 and $3,500 exclusivity payments have been deferred and are being recognized as other revenues on a straight-line basis over ten years, the initial term of the contract, and the remaining term of the contract, respectively. The straight-line method approximates the expected pattern of product distribution based on the distribution agreement’s contractual annual minimum purchase requirements.

The Company’s aforementioned revenue recognition methods related to the Zimmer and Davol distribution agreements do not result in the deferral of revenue less than amounts that would be refundable in the event the agreements were to be terminated in future periods. Additionally, the Company evaluates the appropriateness of the aforementioned revenue recognition methods on an ongoing basis.

On September 10, 2010, the Company entered into an Exclusive License Agreement with Athersys, Inc. (“Athersys”), pursuant to which Athersys will provide RTI access to its Mulitpotent Adult Progenitor Cell (“MAPC”) technologies to develop and commercialize MAPC technology-based biologic implants for the certain orthopedic applications. In consideration for the Exclusive License, the Company will pay Athersys the following: 1) a non-refundable $3,000 license fee, payable in three time-based $1,000 installments, the last of which was paid in the first quarter of 2011, 2) payment of $2,000 contingent upon successful achievement of certain development milestones which the Company has recorded in accrued expenses, and 3) up to $32,500 contingent upon achievement of certain cumulative revenue milestones in future years. In addition, the Company will pay Athersys royalties from the distribution of implants under a tiered royalty structure based on achievement of certain cumulative revenue milestones. The term of the Exclusive License Agreement is the longer of five years, or the remaining life of any patent or trade secret. The asset is being amortized to expense on a straight-line basis over the life of the asset.

In 2008, the Company was audited by the German value added tax (“VAT”) authorities and received an assessment for 600 Euros, or $846, for the year ended December 31, 2008. The Company also received an assessment for the year ended December 31, 2009, in the third quarter of 2010 for 1,069 Euros, or $1,455. The Company estimates additional potential assessments of 1,095 Euros, or $1,451, for the year ended December 31, 2010, and 284 Euros, or $400, for the three months ended March, 31, 2011. The Company has not accrued a liability for this contingency. The Company does not believe that it is probable that it will ultimately be required to pay the assessment to the German VAT authorities.

The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2016. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. At March 31, 2011, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

Operating Leases
2011	$1,701
2012	1,243
2013	726
2014	167
2015 and beyond	170

$4,007

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2011 will have a material adverse impact on its financial position or results of operations.

The Company and Medtronic Sofamor Danek, USA, Inc. (“MSD”), a subsidiary of Medtronic, Inc., (“Medtronic”), have filed claims against each other with the American Arbitration Association related to events stemming from the actions of Biomedical Tissue Services, Ltd. (“BTS”), an unaffiliated company recovery agency, and the subsequent voluntary recall of allografts processed by the Company from tissue originating from BTS (the “Allografts”). MSD seeks indemnification from the Company for its legal fees, costs and expenses allegedly incurred during the defense of cases brought by recipients of Allografts. The Company denies that it is obligated to indemnify MSD in respect of the Allografts. In the same proceeding, the Company is seeking damages from MSD due to actions taken by MSD during the recall process. Among other allegations, the Company alleges that MSD’s actions were negligent and in breach of the contractual agreements between the Company and MSD. As the proceeding is currently in its initial stages, the probability of a favorable or unfavorable outcome to the Company is unknown and a range of loss, if any, cannot be estimated at this time. However, while the Company believes its defenses and counterclaims are meritorious, the ultimate resolution of the matters, which is expected to occur within six months, could adversely impact the Company’s business, financial condition or results of operations.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Relating to Forward Looking Statements

Information contained in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or comparable terminology, or by discussions of strategy. There can be no assurance that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Form 10-K constitute cautionary statements which identify factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Management Overview

Given the macroeconomic climate, we are seeing low single digit growth rates in elective surgeries in most of our markets which is impacting the performance in several of our product categories.

Our principal goals for 2011 are to build on our competitive strengths in the marketplace to increase revenues, profitability and cash flow as we focus on improved operational efficiency, productivity and asset management. In addition, we are making investments in new product development and our U.S. direct distribution network to fuel growth in 2011 and beyond.

During 2011 we will maintain our commitment to research and development and introduce new strategically targeted allograft and xenograft implants and focus clinical efforts to support their market acceptance.

Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010

	Three Months Ended March 31,
	2011	2010
	(In Thousands)

Fees from tissue distribution:
Sports medicine	$11,689	$10,339
Spine	9,710	6,510
Dental	4,102	7,032
Surgical specialties	7,911	6,155
BGS and General Orthopedic	6,107	6,858
Other revenues	1,127	885

Total revenues	$40,646	$37,779

Domestic revenues	35,245	32,991
International revenues	5,401	4,788

Total revenues	$40,646	$37,779

Revenues. Our total revenues increased $2.9 million, or 7.6%, to $40.6 million for the three months ended March 31, 2011 compared to $37.8 million for the three months ended March 31, 2010.

Sports Medicine - Revenues from sports medicine allografts increased $1.4 million, or 13.1%, to $11.7 million for the three months ended March 31, 2011 compared to $10.3 million for the three months ended March 31, 2010. Sports medicine revenues increased primarily as a result of higher unit volumes of 12.3%.

Spine - Revenues from spinal allografts increased $3.2 million, or 49.2%, to $9.7 million for the three months ended March 31, 2011 compared to $6.5 million for the three months ended March 31, 2010. Spine revenues increased primarily as a result of higher unit volumes of 42.4% due primarily to inventory reductions initiated by our distributors in the first quarter of 2010, and higher average revenue per unit of 4.7% due primarily to changes in product mix.

Dental - Revenues from dental allografts decreased $2.9 million, or 41.7%, to $4.1 million for the three months ended March 31, 2011 compared to $7.0 million for the three months ended March 31, 2010. Dental revenues decreased primarily as a result of entering into a new exclusive distribution agreement with our dental distributor in the third quarter of 2010 where all orders are distributed at transfer fees, which resulted in lower average revenue per unit of 38.0% for the first quarter of 2011 compared to the first quarter of 2010.

Surgical Specialties - Revenues from surgical specialty allografts increased $1.8 million, or 28.5%, to $7.9 million for the three months ended March 31, 2011 compared to $6.2 million for the three months ended March 31, 2010. Surgical specialties revenues increased as a result of higher average revenues per unit of 27.6% due primarily to changes in product mix.

Bone Graft Substitutes (BGS) and General Orthopedic - Revenues from BGS and general orthopedic allografts decreased $751,000, or 11.0%, to $6.1 million for the three months ended March 31, 2011 compared to $6.9 million for the three months ended March 31, 2010. BGS and general orthopedic revenue decreases were primarily due to decreases in unit volumes of 9.8%.

Other Revenues - Revenues from other sources consisting of tissue recovery fees, biomedical laboratory fees, deferred revenues, shipping fees and distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees, increased by $242,000 to $1.1 million for the three months ended March 31, 2011 compared to $885,000 for the three months ended March 31, 2010.

Foreign Currency Fluctuations - For the three months ended March 31, 2011, foreign currency exchange fluctuations resulted in a decrease in total revenues of $41,000 due to a 1.29% increase in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Costs of Processing and Distribution. Costs of processing and distribution increased $1.6 million, or 7.7%, to $22.3 million for the three months ended March 31, 2011 compared to $20.7 million for the three months ended March 31, 2010 due to volume increases. As a percentage of revenues, costs of processing and distribution remained flat at 54.9% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $433,000, or 3.0%, to $13.9 million for the three months ended March 31, 2011 from $14.3 million for the three months ended March 31, 2010. Marketing, general and administrative expenses decreased as a percentage of revenues from 38.0% for the three months ended March 31, 2010 to 34.2% for the three months ended March 31, 2011. The decrease was primarily due to a decrease in distributor commissions of $2.4 million primarily attributable to the new distribution agreement with our dental distributor in the third quarter of 2010, partially offset by an increase in compensation of $923,000, marketing programs of $289,000, and legal expenses of $351,000.

Research and Development Expenses. Research and development expenses decreased by $262,000, or 9.8%, to $2.4 million for the three months ended March 31, 2011 from $2.7 million for the three months ended March 31, 2010. As a percentage of revenues, research and development expenses decreased from 7.1% for the three months ended March 31, 2010 to 5.9% for the three months ended March 31, 2011. The decrease was primarily due to lower research supplies of $258,000.

Asset Impairments and Abandonments. Asset abandonments were $57,000 for the three months ended March 31, 2011, compared to asset abandonments of $15,000 for the three months ended March 31, 2010, due to the disposal of non-productive assets.

Net Other Expense. Net other expense was $84,000 for the three months ended March 31, 2011 compared to $108,000 for the three months ended March 31, 2010. Interest expense decreased for the three months ended March 31, 2011 to $56,000 from $166,000 for the three months ended March 31, 2010 due to lower interest paid on lower long-term obligations. Interest income for the three months ended March 31, 2011 increased to $42,000 compared to $36,000 for the three months ended March 31, 2010. Foreign exchange loss was $70,000 for the three months ended March 31, 2011 compared to a foreign exchange gain of $22,000 for the three months ended March 31, 2010 due to changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the three months ended March 31, 2011 was $621,000 compared to income tax benefit of $34,000 for the three months ended March 31, 2010. Our effective tax rate for the three months ended March 31, 2011 and 2010 was 33.2% and 38.6%, respectively. Our effective tax rate for the three months ended March 31, 2011 as compared to 2010 was positively impacted by research tax credit carry-forwards applied in the first quarter of 2011 with no comparable credits being recognized in the prior period.

Liquidity and Capital Resources

Cash Flows - Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010.

Our cash provided by operating activities was $6.5 million for the three months ended March 31, 2011, compared to cash provided by operating activities of $1.3 million for the three months ended March 31, 2010. The increase in cash provided by operating activities in 2011 was primarily due to the receipt of $4.0 million for exclusive distribution rights from our dental distributor.

Our cash used in investing activities was $1.5 million for the three months ended March 31, 2011, compared to $431,000 for the three months ended March 31, 2010. Our investing activities for the three months ended March 31, 2011 consisted of licensing fees of $1.0 million and purchases of property, plant and equipment of $494,000. Our investing activities for the three months ended March 31, 2010 consisted primarily of purchases of property, plant and equipment of $314,000 and patent costs of $117,000.

Our cash used in financing activities was $91,000 for the three months ended March 31, 2011 compared to $720,000 for the three months ended March 31, 2010. Cash used in financing activities for the three months ended March 31, 2011 consisted of payments on long-term obligations of $276,000, partially offset by proceeds from exercise of common stock options of $185,000. Cash used in financing activities for the three months ended March 31, 2010 consisted of net payments on short-term obligations of $799,000 and payments on long-term obligations of $2.9 million partially offset by proceeds from long-term obligations of $2.8 million, and proceeds from exercise of common stock options of $262,000.

Liquidity.

As of March 31, 2011, we had $33.1 million of cash and cash equivalents. We believe that our working capital as of March 31, 2011, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

At March 31, 2011, we had 39 days of revenues outstanding in trade accounts receivable, a decrease of 5 days compared to December 31, 2010. The decrease was due to higher cash receipts from customers than shipments to customers in the first quarter of 2011. At March 31, 2011, we had 337 days of inventory on hand, a decrease of 3 days compared to December 31, 2010.

Certain Commitments.

The Company’s short-term and long-term obligations and availability of credit as of March 31, 2011 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Short-term obligations:
Credit facilities	$—	$2,397

Total short-term obligations	—	2,397

Long-term obligations:
Credit facility	—	11,903
Long-term obligations	2,245	—
Capital leases	732	—

Total long-term obligations	2,977	11,903

Total obligations	$2,977	$14,300

The following table provides a summary of our debt obligations, operating lease obligations, and other significant obligations as of March 31, 2011.

	Contractual Obligations Due by Period
	Total	2011	2012	2013	2014	After 2014
	(In thousands)

Debt obligations	$2,977	$816	$952	$578	$320	$311
Operating leases	4,007	1,701	1,243	726	167	170
Other significant obligations (1)	4,983	2,380	2,271	202	130	—

Total	$11,967	$4,897	$4,466	$1,506	$617	$481

(1)	These amounts consist of contractual obligations for tissue recovery, development grants and licensing fees.

The Company was in compliance with all covenants related to its credit facilities and term loans as of March 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2011. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and in Germany, the Company is exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. Except for an interest rate swap associated with 250,000 Euros (or $352,000) of long-term debt over six years that was started March 31, 2006, the Company does not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, the Company is subject to changes in interest rates. Based on March 31, 2011 outstanding obligations, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on March 31, 2011 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We refer you to Part I, Item 1, note 14 entitled “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

Item 1A.	Risk Factors

There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 22, 2011.

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

Date: May 2, 2011