Form 10-Q
period 2011-06-30
RTI Biologics, Inc.
filed 2011-08-05
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-31271

RTI BIOLOGICS, INC.

Delaware	59-3466543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11621 Research Circle

Alachua, Florida 32615

(386) 418-8888

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)     Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐     No  ☒

Shares of common stock, $0.001 par value, outstanding on July 29, 2011: 55,158,345

RTI BIOLOGICS, INC.

FORM 10-Q For the Quarter Ended June 30, 2011

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$39,049	$28,212
Accounts receivable - less allowances of $293 at June 30, 2011 and $490 at December 31, 2010	16,418	20,126
Inventories - net	82,035	87,278
Prepaid and other current assets	4,284	7,646
Deferred tax assets - net	15,984	15,810

Total current assets	157,770	159,072

Property, plant and equipment - net	42,802	43,346
Deferred tax assets - net	6,298	7,099
Other intangible assets - net	14,580	15,611
Other assets - net	493	630

Total assets	$221,943	$225,758

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,873	$12,570
Accrued expenses	12,367	14,340
Deferred tax liabilities	993	939
Current portion of deferred revenue	4,628	4,474
Current portion of long-term obligations	653	1,120

Total current liabilities	28,514	33,443

Long-term obligations - less current portion	349	1,877
Other long-term liabilities	2,196	3,135
Deferred tax liabilities	194	249
Deferred revenue	22,942	25,118

Total liabilities	54,195	63,822

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 55,158,345 and 54,806,762 shares issued and outstanding, respectively	55	55
Additional paid-in capital	409,943	408,849
Accumulated other comprehensive income (loss)	14	(1,438)
Accumulated deficit	(242,250)	(245,516)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	167,748	161,936

Total liabilities and stockholders’ equity	$221,943	$225,758

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Fees from tissue distribution	$41,504	$40,212	$81,023	$77,106
Other revenues	1,978	968	3,105	1,853

Total revenues	43,482	41,180	84,128	78,959
Costs of processing and distribution	23,763	22,322	46,072	43,044

Gross profit	19,719	18,858	38,056	35,915

Expenses:
Marketing, general and administrative	14,186	14,963	28,095	29,305
Research and development	2,479	2,254	4,897	4,934
Asset abandonments	—	—	57	15

Total operating expenses	16,665	17,217	33,049	34,254

Operating income	3,054	1,641	5,007	1,661

Other (expense) income:
Interest expense	(56)	(141)	(112)	(307)
Interest income	43	27	85	63
Foreign exchange (loss) gain	(42)	26	(112)	48

Total other expense - net	(55)	(88)	(139)	(196)

Income before income tax provision	2,999	1,553	4,868	1,465
Income tax provision	(981)	(605)	(1,602)	(571)

Net income	$2,018	$948	$3,266	$894

Net income per common share - basic	$0.04	$0.02	$0.06	$0.02

Net income per common share - diluted	$0.04	$0.02	$0.06	$0.02

Weighted average shares outstanding - basic	55,158,345	54,729,595	55,024,052	54,652,704

Weighted average shares outstanding - diluted	55,268,897	55,061,127	55,127,497	54,993,690

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net income	$2,018	$948	$3,266	$894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,042	1,820	3,967	3,643
Amortization of deferred financing costs	6	19	11	38
Provision for bad debts and product returns	20	119	363	183
Provision for inventory write-downs	1,392	204	3,085	1,201
Amortization of deferred revenue	(1,016)	(343)	(2,022)	(803)
Deferred income tax provision (benefit)	129	336	449	(78)
Stock-based compensation	494	472	993	811
Loss on asset abandonments	—	—	57	15
Change in assets and liabilities:
Accounts receivable	1,489	(1,505)	3,544	2,573
Inventories	2,295	2,207	2,778	965
Prepaid and other current assets	(242)	(561)	3,413	(1,710)
Other long-term assets	74	54	125	54
Accounts payable	(695)	(2,224)	(1,752)	(2,975)
Accrued expenses	645	1,733	(2,240)	84
Other long-term liabilities	(38)	(821)	(944)	(1,119)

Net cash provided by operating activities	8,613	2,458	15,093	3,776

Cash flows from investing activities:
Purchases of property, plant and equipment	(816)	(347)	(1,310)	(661)
Patent and acquired intangible asset costs	(52)	(106)	(1,073)	(223)

Net cash used in investing activities	(868)	(453)	(2,383)	(884)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	483	185	745
Net payments on short-term obligations	—	(250)	—	(1,049)
Proceeds from long-term obligations	—	1,500	—	4,250
Payments on long-term obligations	(1,975)	(3,506)	(2,251)	(6,439)

Net cash used in financing activities	(1,975)	(1,773)	(2,066)	(2,493)

Effect of exchange rate changes on cash and cash equivalents	133	(56)	193	(52)

Net increase in cash and cash equivalents	5,903	176	10,837	347
Cash and cash equivalents, beginning of period	33,146	17,553	28,212	17,382

Cash and cash equivalents, end of period	$39,049	$17,729	$39,049	$17,729

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2011

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total

Balance, December 31, 2010	$55	$408,849	$(1,438)	$(245,516)	$(14)	$161,936

Net income	—	—	—	3,266	—	3,266
Foreign currency translation adjustment	—	—	1,452	—	—	1,452

Comprehensive income for the six months ended June 30, 2011	—	—	1,452	3,266	—	4,718
Exercise of common stock options	—	185	—	—	—	185
Stock-based compensation	—	993	—	—	—	993
Change in tax benefit from stock-based compensation	—	(84)	—	—	—	(84)

Balance, June 30, 2011	$55	$409,943	$14	$(242,250)	$(14)	$167,748

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

1.	Operations and Organization

We are a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process donated human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue, and bovine animal tissue in producing allograft and xenograft implants utilizing our proprietary BIOCLEANSE® and TUTOPLAST® sterilization processes, for distribution to hospitals and surgeons. We process at two facilities in Alachua, Florida and one facility in Neunkirchen, Germany and distribute our products and services in all 50 states and in over 30 countries worldwide.

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

3.	Summary of Significant Accounting Policies

Long-Lived Assets - The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results. Past estimates by management of the fair values and useful lives of long-lived assets and investments have been accurate but have periodically been impacted by one-time events.

Other Intangible Assets - Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 requires that definite lived intangible assets subject to amortization be tested for recoverability at the asset group level in accordance with ASC 360. The Company had one asset group for the year ended December 31, 2010 and the quarterly period ended June 30, 2011. The recoverability test is described in the Company’s accounting policy for long-lived assets set forth above.

Other intangible assets generally consist of patents, trademarks, procurement contracts, customer lists, non-compete agreements, selling and marketing relationships, licensing rights, and acquired exclusivity rights. Patents and trademarks are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful lives of between 8 and 16 years. Procurement contracts, customer lists, non-compete agreements, selling and marketing relationships, and licensing rights are amortized over estimated useful lives of between 5 to 25 years. The acquired exclusivity rights are being amortized over eight years, the remaining term at the amendment date of the related amended distribution agreement.

Subsequent Events - The Company evaluated subsequent events as of the issuance date of the financial statements, August 5, 2011, and determined that there were no applicable recognized events or transactions required to be recorded or disclosed in the financial statements.

4.	Other Intangible Assets

Other intangible assets are as follows:

	June 30, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$4,348	$1,145	$4,392	$1,032
Acquired exclusivity rights	2,941	1,857	2,941	1,671
Acquired licensing rights	10,850	2,298	10,850	1,692
Procurement contracts	1,755	442	1,755	405
Selling and marketing relationships	500	270	500	237
Customer lists	407	383	376	354
Non-compete agreements	275	123	275	110
Trademarks	58	36	58	35

Total	$21,134	$6,554	$21,147	$5,536

Amortization expense of other intangible assets for the three months ended June 30, 2011 and 2010 was $496 and $390, respectively, and for the six months ended June 30, 2011 and 2010 was $990 and $780, respectively. Management estimates amortization expense of $2,100 per year for the next five years.

5.	Stock-Based Compensation

The Company has five stock-based compensation plans under which employees, consultants and outside directors have received stock options and restricted stock awards. Stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have ten-year contractual terms, and vest over a one to five year period from the date of grant. Restricted stock awards are granted with a fair value equal to 100% of the market value of a share of common stock on the date of the grant, and vest over one to three year periods.

2010 Equity Incentive Plan - On April 20, 2010, the Company’s stockholders approved and adopted the 2010 Equity Incentive Plan, (the “2010 Plan”). The 2010 Plan provides for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company and consultants and advisors. The option price per share may not be less than 100% of the fair market value of such shares on the date granted. The 2010 Plan allows for up to 5,000,000 shares of common stock to be issued with respect to awards granted.

1998 Stock Option Plan and 2004 Equity Incentive Plan - The Company adopted equity incentive plans in 1998 (the “1998 Plan”) and 2004 (the “2004 Plan”), which provide for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company and consultants and advisors. The option price per share may not be less than 100% of the fair market value of such shares on the date granted. The 1998 and 2004 Plans allow for up to 4,406,400 and 2,000,000 shares, respectively, of common stock to be issued with respect to awards granted. New stock options may no longer be awarded under the 1998 Plan.

TMI 1996 Stock Option Plan and TMI 2006 Incentive and Non-Statutory Stock Option Plan - In connection with the merger with TMI, the Company assumed the TMI 1996 Stock Option Plan and the TMI 2006 Incentive and Non-Statutory Stock Option Plan (“TMI Plans”). The TMI Plans allow for 4,880,000 and 1,830,000 shares of common stock, respectively, which may be issued with respect to stock options granted to former TMI employees or employees of the Company hired subsequent to the TMI acquisition. New stock options may no longer be awarded under the TMI 1996 Stock Option Plan.

Stock options outstanding, exercisable and available for grant at June 30, 2011 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at January 1, 2011	6,308,182	$5.79
Granted	641,000	2.69
Exercised	(79,300)	2.34
Forfeited or expired	(144,260)	9.08

Outstanding at June 30, 2011	6,725,622	$5.46	4.92	$268

Vested or expected to vest at June 30, 2011	6,513,887	$5.53	4.78	$266

Exercisable at June 30, 2011	4,867,022	$6.13	3.50	$256

Available for grant at June 30, 2011	4,415,078

Outstanding options under all option plans vest over a one to five year period. Options expire ten years from the date of grant. The weighted-average grant date fair value of options granted for the six months ended June 30, 2011 and 2010 was $1.71 and $2.58, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2011 and 2010 was $22 and $238, respectively. The intrinsic value of a stock option at the end of the quarter is the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options at quarter end. Cash received from option exercises for the six months ended June 30, 2011 and 2010 were $185 and $745, respectively.

As of June 30, 2011, there was $3,378 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.60 years.

During the first quarter of 2011, the Company granted 272,283 shares of restricted stock, at no cost to the recipients, with a weighted-average grant date fair value of $2.69 which vest over one and three year periods. No shares of restricted stock were granted in the second quarter of 2011. As of June 30, 2011, there was $510 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized over a weighted-average period of 1.44 years.

For the three and six months ended June 30, 2011 and 2010, the Company recognized stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Stock-based compensation:
Costs of processing and distribution	$51	$38	$105	$77
Marketing, general and administrative	428	404	857	674
Research and development	15	30	31	60

Total	$494	$472	$993	$811

6.	Earnings Per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic shares	55,158,345	54,729,595	55,024,052	54,652,704
Effect of dilutive securities:
Stock options	110,552	331,532	103,445	340,986

Diluted shares	55,268,897	55,061,127	55,127,497	54,993,690

For the three months ended June 30, 2011 and 2010, approximately 6,186,000 and 5,501,000, respectively, and for the six months ended June 30, 2011 and 2010, approximately 6,019,000 and 5,293,000, respectively, of issued stock options were not included in the computation of diluted EPS because they were anti-dilutive since their exercise price exceeded their market price.

7.	Inventories

Inventories by stage of completion are as follows:

	June 30,	December 31,
	2011	2010

Unprocessed donor tissue	$25,769	$27,774
Tissue in process	28,856	30,688
Implantable donor tissue	25,804	27,092
Supplies	1,606	1,724

	$82,035	$87,278

For the three months ended June 30, 2011 and 2010, the Company had inventory write-downs of $1,392 and $204, respectively, and for the six months ended June 30, 2011 and 2010, the Company had inventory write-downs of $3,085 and $1,201, respectively, relating primarily to product obsolescence.

8.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	June 30,	December 31,
	2011	2010

Land	$1,918	$1,816
Buildings and improvements	43,804	42,992
Processing equipment	28,409	27,376
Office equipment, furniture and fixtures	2,217	2,025
Computer equipment and software	4,192	3,881
Construction in process	279	258
Equipment under capital leases:
Processing equipment	416	285
Computer equipment	744	744

	81,979	79,377
Less accumulated depreciation	(39,177)	(36,031)

	$42,802	$43,346

Depreciation expense of property, plant and equipment was $1,546 and $1,430 for the three months ended June 30, 2011 and 2010, respectively, and $2,977 and $2,863 for the six months ended June 30, 2011 and 2010, respectively.

9.	Accrued Expenses

Accrued expenses are as follows:

	June 30,	December 31,
	2011	2010

Accrued compensation	$3,458	$3,372
Accrued donor recovery fees	752	1,535
Accrued distributor fees and marketing commissions	241	429
Accrued severance	—	40
Accrued licensing fees	2,151	3,354
Accrued taxes	1,616	161
Accrued professional service fees	692	544
Other	3,457	4,905

	$12,367	$14,340

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

10.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	June 30,	December 31,
	2011	2010

Term loans	$365	$2,307
Capital leases	637	690

	1,002	2,997
Less current portion	(653)	(1,120)

Long-term portion	$349	$1,877

The Company has two outstanding term loans with German banks. The first term loan of 188 Euro, or $271, maturing March 31, 2012 has an outstanding interest rate swap agreement. Under this agreement, the Company pays a fixed interest rate of 5.15% and payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant. The second term loan of 65 Euro, or $94, maturing September 30, 2012 has a fixed interest rate of 5.75%.

The Company has capital leases with interest rates ranging from 5.00% to 8.46% and maturity dates from May 2013 through December 2013.

The Company has four credit facilities, one credit facility with a U.S. bank and three credit facilities with German banks. As of June 30, 2011, there were no amounts outstanding on any of the four credit facilities.

On July 21, 2010, the Company entered into a second amendment to its credit agreement with Mercantile Bank, a division of Toronto-Dominion Bank. Under the second amendment to the credit agreement, 1) the revolving U.S. credit facility was increased from $10,000 to $15,000, available based on levels of accounts receivable and inventories, 2) the revolving credit facility’s maturity date was extended from February 3, 2011 to July 21, 2012, and 3) a $5,000 compensating balance requirement was eliminated. The revolving credit facility contains various restrictive covenants which limit, among other things, indebtedness and liens. Under the agreement, the credit facility was secured by the Company’s domestic accounts receivable, inventory and certain processing equipment. The Company has $12,594 available credit on the revolving credit facility at June 30, 2011. The current interest rate for this line of credit is 2.76%.

Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euro, or approximately $2,446, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility and a 4,000 Euro guarantee by the Company. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 3.30% to 6.18%.

The Company was in compliance with all covenants related to its term loans and credit facilities as of June 30, 2011.

As of June 30, 2011, contractual maturities of long-term obligations are as follows:

	Term Loans	Capital Leases	Total
2011	$101	$161	$262
2012	264	316	580
2013	—	160	160
2014 and beyond	—	—	—

	$365	$637	$1,002

The $637 representing future maturities of capital leases includes interest in the amount of $40. The present value of net minimum lease payments as of June 30, 2011 is $597.

11.	Income Taxes

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $469 have been established at both June 30, 2011 and 2010 against a portion of the deferred tax assets based on the nature of the credits claimed for certain state net operating loss carryforwards.

As of June 30, 2011, the Company has federal net operating loss carryforwards of $12,359 that will expire in years 2025 to 2028, as well as state net operating loss carryforwards of $21,841 that will expire in the years 2016 to 2018 and 2020 to 2027.

As of June 30, 2011, the Company has research tax credit carryforwards of $5,537 that will expire in years 2018 through 2030, as well as alternative minimum tax credit carryforwards of $571 that can be carried forward indefinitely.

The Company expects the domestic net deferred tax assets of approximately $22,279, net of a valuation allowance at June 30, 2011 of $469, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. Valuation allowances have been recorded for certain state tax loss carryforwards as the Company does not believe that it will have future income in the state to utilize these loss carryforwards.

United States income taxes have not been provided on the undistributed earnings of the Company’s German subsidiary. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to permanently reinvest earnings in its German subsidiary.

12.	Supplemental Disclosures of Cash Flow and Noncash Investing and Financing Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Cash paid for interest	$35	$121	$88	$260
Income taxes paid	162	33	175	172
Purchases of property, plant and equipment financed through capital leases	—	744	116	744
Income tax effect from non-qualified stock option exercises	—	(8)	—	(8)
Change in accrual for purchases of property, plant and equipment	41	1,413	(40)	1,413

13.	Segment Data

The Company processes human and bovine animal tissue and distributes the tissue through various distribution channels. The Company’s one line of business is comprised primarily of five product categories: sports medicine, spine, dental, surgical specialties, and bone graft substitutes (“BGS”) and general orthopedic. The following table presents revenues from tissue distribution and other revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Fees from tissue distribution:
Sports medicine	$12,120	$11,525	$23,809	$21,864
Spine	11,028	8,221	20,738	14,731
Dental	4,962	7,315	9,064	14,347
Surgical specialties	7,153	5,930	15,064	12,085
BGS and general orthopedic	6,241	7,221	12,348	14,079
Other revenues	1,978	968	3,105	1,853

Total revenues	$43,482	$41,180	$84,128	$78,959

Domestic revenues	37,980	36,207	73,225	69,198
International revenues	5,502	4,973	10,903	9,761

Total revenues	$43,482	$41,180	$84,128	$78,959

For the three months ended June 30, 2011 and 2010, the Company derived approximately 20% and 17%, respectively, and for the six months ended June 30, 2011 and 2010, the Company derived approximately 19% and 16%, respectively, of its total revenues from Medtronic, Inc.

For the three months ended June 30, 2011 and 2010, the Company derived approximately 15% and 23%, respectively, and for the six months ended June 30, 2011 and 2010, the Company derived approximately 14% and 21%, respectively, of its total revenues from Zimmer, Inc.

For the three months ended June 30, 2011 and 2010, the Company derived approximately 13% and 12%, respectively, and for the six months ended June 30, 2011 and 2010, the Company derived approximately 13% and 12%, respectively, of its total revenues from foreign distribution.

As of June 30, 2011, the Company had $31,290 of property, plant and equipment located domestically, and $11,512 of property, plant and equipment located at its processing facility in Germany.

14.	Commitments and Contingencies

On September 3, 2010, the Company and Zimmer Dental Inc. (“Zimmer”), a subsidiary of Zimmer, Inc., entered into a new exclusive distribution agreement (the “Agreement”), with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of the Agreement, the Company will supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer will be the exclusive distributor of the implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer’s exclusive distribution rights, Zimmer agreed to the following: 1) payment to the Company of $13,000 within ten days of the effective date (“the Upfront Payment”), 2) annual exclusivity fees (“Annual Exclusivity Fee”) paid annually for the term of the contract to be paid at the beginning of each calendar year, the first of which was paid on January 18, 2011 in the amount of $4,000, and 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer’s ability to distribute the Implants, Zimmer may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the Agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by the Company to the satisfaction of Zimmer. Both the Upfront Payment and the initial Annual Exclusivity Fee have been deferred and will be recognized as other revenues over the term of the Agreement based on the expected contractual escalating annual purchase minimums relative to the total contractual minimum purchase requirements in the Agreement. Future annual exclusivity fees received will be deferred as received and will be recognized as other revenues in the same manner. Additionally, the Company has considered the potential impact of the Agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to the Agreement.

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

On September 10, 2010, the Company entered into an Exclusive License Agreement with Athersys, Inc. (“Athersys”), pursuant to which Athersys will provide RTI access to its Multipotent Adult Progenitor Cell (“MAPC”) technologies to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications. In consideration for the Exclusive License, the Company agreed to pay Athersys the following: 1) a non-refundable $3,000 license fee, payable in three time-based $1,000 installments, the last of which was paid in the first quarter of 2011, 2) payment of $2,000 contingent upon successful achievement of certain development milestones which the Company has recorded in accrued expenses, and 3) up to $32,500 contingent upon achievement of certain cumulative revenue milestones in future years. In addition, the Company will pay Athersys royalties from the distribution of implants under a tiered royalty structure based on achievement of certain cumulative revenue milestones. The term of the Exclusive License Agreement is the longer of five years, or the remaining life of any patent or trade secret. These acquired licensing rights are being amortized to expense on a straight-line basis over the life of the asset.

In 2008, the Company was audited by the German value added tax (“VAT”) authorities and received an assessment for 600 Euro, or $846, for the year ended December 31, 2008. The Company also received an assessment for the year ended December 31, 2009, in the third quarter of 2010 for 1,069 Euro, or $1,455. The Company estimates additional potential assessments of 1,095 Euro, or $1,451, for the year ended December 31, 2010, and 584 Euro, or $840, for the six months ended June, 30, 2011. The Company has not accrued a liability for this contingency. The Company does not believe that it is probable that it will ultimately be required to pay the assessment to the German VAT authorities.

The Company leases certain facilities, items of office equipment, and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2016. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. At June 30, 2011, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

Operating
Leases
2011	$1,235
2012	1,253
2013	728
2014	170
2015 and beyond	138

$3,524

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2011 will have a material adverse impact on its financial position or results of operations.

The Company and Medtronic Sofamor Danek, USA, Inc. (“MSD”), a subsidiary of Medtronic, Inc., (“Medtronic”), have filed claims against each other with the American Arbitration Association related to events stemming from the actions of Biomedical Tissue Services, Ltd. (“BTS”), an unaffiliated company recovery agency, and the subsequent voluntary recall of allografts processed by the Company from tissue originating from BTS (the “Allografts”). MSD seeks indemnification from the Company for its legal fees, costs and expenses allegedly incurred during the defense of cases brought by recipients of Allografts. The Company denies that it is obligated to indemnify MSD in respect of the Allografts. In the same proceeding, the Company is seeking damages from MSD due to actions taken by MSD during the recall process. Among other allegations, the Company alleges that MSD’s actions were negligent and in breach of the contractual agreements between the Company and MSD. Discovery is in the process of being reviewed and evaluated, and the probability of a favorable or unfavorable outcome to the Company is unknown and a range of loss, if any, cannot be estimated at this time. However, while the Company believes its defenses and counterclaims are meritorious, the ultimate resolution of the matters, a final hearing for which is scheduled for fourth quarter 2011, could adversely impact the Company’s business, financial condition or results of operations.

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

Management Overview

Due to the challenging economic environment, and the elective nature of the surgeries our products support, we are seeing lower than historical growth rates in most of our markets, which is impacting the performance in several of our product categories.

Our principal goals for 2011 are to build on our competitive strengths in the marketplace to increase revenues, profitability and cash flow as we focus on improved operational efficiency, productivity and asset management. In addition, we are making investments in new product development and our U.S. direct distribution network to fuel growth in 2011 and beyond.

During 2011, we will maintain our commitment to research and development and introduce new strategically targeted allograft and xenograft implants and focus clinical efforts to support their market acceptance.

Three and Six Months Ended June 30, 2011 Compared With Three and Six Months Ended June 30, 2010

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)

Fees from tissue distribution:
Sports medicine	$12,120	$11,525	$23,809	$21,864
Spine	11,028	8,221	20,738	14,731
Dental	4,962	7,315	9,064	14,347
Surgical specialties	7,153	5,930	15,064	12,085
BGS and general orthopedic	6,241	7,221	12,348	14,079
Other revenues	1,978	968	3,105	1,853

Total revenues	$43,482	$41,180	$84,128	$78,959

Domestic revenues	37,980	36,207	73,225	69,198
International revenues	5,502	4,973	10,903	9,761

Total revenues	$43,482	$41,180	$84,128	$78,959

Three Months Ended June 30, 2011 Compared With Three Months Ended June 30, 2010

Revenues. Our total revenues increased $2.3 million, or 5.6%, to $43.5 million for the three months ended June 30, 2011 compared to $41.2 million for the three months ended June 30, 2010.

Sports Medicine - Revenues from sports medicine allografts increased $595,000, or 5.2%, to $12.1 million for the three months ended June 30, 2011 compared to $11.5 million for the three months ended June 30, 2010. Sports medicine revenues increased primarily as a result of higher unit volumes of 7.2%, partially offset by lower average revenues per unit of 1.9%.

Spine - Revenues from spinal allografts increased $2.8 million, or 34.1%, to $11.0 million for the three months ended June 30, 2011 compared to $8.2 million for the three months ended June 30, 2010. Spine revenues increased primarily as a result of higher unit volumes of 37.2% due primarily to inventory reductions initiated by our distributors in the second quarter of 2010, partially offset by lower average revenues per unit of 2.2% due primarily to changes in product mix.

Dental - Revenues from dental allografts decreased $2.4 million, or 32.2%, to $5.0 million for the three months ended June 30, 2011 compared to $7.3 million for the three months ended June 30, 2010. Dental revenues for the second quarter of 2011 compared to the second quarter of 2010 decreased primarily as a result of our entering into a new exclusive distribution agreement with our dental distributor effective September 30, 2010 where all orders are distributed at transfer fees, which resulted in lower average revenues per unit of 44.5%. This was partially offset by higher unit volumes of 22.6% for the second quarter of 2011 compared to the second quarter of 2010.

Surgical Specialties - Revenues from surgical specialty allografts increased $1.2 million, or 20.6%, to $7.2 million for the three months ended June 30, 2011 compared to $5.9 million for the three months ended June 30, 2010. Surgical specialties revenues increased as a result of higher average revenues per unit of 25.3% due primarily to changes in product mix.

Bone Graft Substitutes (BGS) and General Orthopedic - Revenues from BGS and general orthopedic allografts decreased $1.0 million, or 13.6%, to $6.2 million for the three months ended June 30, 2011 compared to $7.2 million for the three months ended June 30, 2010. BGS and general orthopedic revenue decreases were primarily due to lower unit volumes of 22.7%, partially offset by higher average revenues per unit of 12.1% due primarily to changes in product mix.

Other Revenues - Revenues from other sources consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees and distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees increased by $1.0 million to $2.0 million for the three months ended June 30, 2011 compared to $1.0 million for the three months ended June 30, 2010. The increase was due to higher deferred revenue amortization resulting from exclusivity payments received from our dental and surgical specialty distributors.

Foreign Currency Fluctuations - For the three months ended June 30, 2011, foreign currency exchange fluctuations resulted in an increase in total revenues of $557,000 due to a 12.7% decrease in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Costs of Processing and Distribution. Costs of processing and distribution increased $1.4 million, or 6.5%, to $23.8 million for the three months ended June 30, 2011 compared to $22.3 million for the three months ended June 30, 2010 due primarily to volume increases and changes in product mix.

Costs of processing and distribution increased as a percentage of revenues from 54.2% for the three months ended June 30, 2010 to 54.7% for the three months ended June 30, 2011. The increase was primarily due to the new distribution agreement with our dental distributor effective September 30, 2010 where all orders are distributed at transfer fees resulting in lower average revenues per unit, partially offset by higher production levels and operating efficiencies for the second quarter of 2011 compared to the second quarter of 2010.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $777,000, or 5.2%, to $14.2 million for the three months ended June 30, 2011 from $15.0 million for the three months ended June 30, 2010. Marketing, general and administrative expenses decreased as a percentage of revenues from 36.3% for the three months ended June 30, 2010 to 32.6% for the three months ended June 30, 2011. The decrease was primarily due to a decrease in distributor commissions of $2.4 million primarily attributable to the new distribution agreement with our dental distributor effective September 30, 2010, partially offset by increases in compensation of $316,000, marketing programs and demonstration products of $193,000, amortization expense related to license agreements of $110,000, and legal expenses of $133,000. In addition, expenses related to our foreign operations increased $443,000 for the three months ended June 30, 2011 compared to the prior period, of which $296,000 is due to a 12.7% decrease in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Research and Development Expenses. Research and development expenses increased by $225,000, or 10.0%, to $2.5 million for the three months ended June 30, 2011 from $2.3 million for the three months ended June 30, 2010. As a percentage of revenues, research and development expenses increased from 5.5% for the three months ended June 30, 2010 to 5.7% for the three months ended June 30, 2011. The increase was primarily due to higher studies expenses of $200,000. In addition, increases in expenses of our foreign operations for the three months ended June 30, 2011 relating to a 12.7% decrease in the value of the U.S. dollar versus the Euro, as compared to the prior year period, were negligible.

Asset Abandonments. There were no asset abandonments for the three months ended June 30, 2011 and 2010.

Net Other Expense. Net other expense was $55,000 for the three months ended June 30, 2011 compared to $88,000 for the three months ended June 30, 2010. Interest expense decreased for the three months ended June 30, 2011 to $56,000 from $141,000 for the three months ended June 30, 2010 due to a reduction of interest bearing long-term obligations. Interest income for the three months ended June 30, 2011 increased to $43,000 compared to $27,000 for the three months ended June 30, 2010 due to higher average balances of cash and cash equivalents. Foreign exchange loss was $42,000 for the three months ended June 30, 2011 compared to a foreign exchange gain of $26,000 for the three months ended June 30, 2010 due to changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the three months ended June 30, 2011 was $1 million compared to $605,000 for the three months ended June 30, 2010. Our effective tax rate for the three months ended June 30, 2011 and 2010 was 32.7% and 39.0%, respectively. Our effective tax rate for the three months ended June 30, 2011 as compared to 2010 was positively impacted by research tax credit carryforwards applied in the second quarter of 2011 with no comparable credits being recognized in the prior period.

Six Months Ended June 30, 2011 Compared With Six Months Ended June 30, 2010

Revenues. Our total revenues increased $5.2 million, or 6.5%, to $84.1 million for the six months ended June 30, 2011 compared to $79.0 million for the six months ended June 30, 2010.

Sports Medicine - Revenues from sports medicine allografts increased $1.9 million, or 8.9%, to $23.8 million for the six months ended June 30, 2011 compared to $21.9 million for the six months ended June 30, 2010. Sports medicine revenues increased primarily as a result of higher unit volumes of 9.7%.

Spine - Revenues from spinal allografts increased $6.0 million, or 40.8%, to $20.7 million for the six months ended June 30, 2011 compared to $14.7 million for the six months ended June 30, 2010. Spine revenues increased primarily as a result of higher unit volumes of 39.6% due primarily to inventory reductions initiated by our distributors in the first six months of 2010.

Dental - Revenues from dental allografts decreased $5.3 million, or 36.8%, to $9.1 million for the six months ended June 30, 2011 compared to $14.3 million for the six months ended June 30, 2010. Dental revenues for the first six months of 2011 compared to the first six months of 2010 decreased primarily as a result of our entering into a new exclusive distribution agreement with our dental distributor effective September 30, 2010 where all orders are distributed at transfer fees, which resulted in lower average revenues per unit of 41.7%, partially offset by higher unit volumes of 8.5%.

Surgical Specialties - Revenues from surgical specialty allografts increased $3.0 million, or 24.7%, to $15.1 million for the six months ended June 30, 2011 compared to $12.1 million for the six months ended June 30, 2010. Surgical specialties revenues increased as a result of higher average revenues per unit of 26.5% due primarily to changes in product mix.

Bone Graft Substitutes (BGS) and General Orthopedic - Revenues from BGS and general orthopedic allografts decreased $1.7 million, or 12.3%, to $12.3 million for the six months ended June 30, 2011 compared to $14.1 million for the six months ended June 30, 2010. BGS and general orthopedic revenue decreases were due primarily to lower unit volumes of 16.7%, partially offset by higher average revenues per unit of 7.1%.

Other Revenues - Revenues from other sources consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees and distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees increased by $1.3 million to $3.1 million for the six months ended June 30, 2011 compared to $1.9 million for the six months ended June 30, 2010. The increase was due to higher deferred revenue amortization resulting from exclusivity payments received from our dental and surgical specialty distributors.

Foreign Currency Fluctuations - For the six months ended June 30, 2011, foreign currency exchange fluctuations resulted in an increase in total revenues of $516,000 due to a 5.4% decrease in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Costs of Processing and Distribution. Costs of processing and distribution increased $3.0 million, or 7.0%, to $46.1 million for the six months ended June 30, 2011 compared to $43.0 million for the six months ended June 30, 2010 due to volume increases and changes in product mix.

Costs of processing and distribution increased as a percentage of revenues from 54.5% for the six months ended June 30, 2010 to 54.8% for the six months ended June 30, 2011. The increase was primarily due to the new distribution agreement with our dental distributor effective September 30, 2010 where all orders are distributed at transfer fees resulting in lower average revenues per unit, partially offset by higher production levels and operating efficiencies for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $1.2 million, or 4.1%, to $28.1 million for the six months ended June 30, 2011 from $29.3 million for the six months ended June 30, 2010. Marketing, general and administrative expenses decreased as a percentage of revenues from 37.1% for the six months ended June 30, 2010 to 33.4% for the six months ended June 30, 2011. The decrease was due primarily to a decrease in distributor commissions of $4.8 million primarily attributable to the new distribution agreement with our dental distributor effective September 30, 2010, partially offset by an increase in compensation of $1.2 million, marketing programs and demonstration products of $603,000, amortization expense of $221,000 relating to license agreements, and legal expenses of $484,000. In addition, expenses related to our foreign operations increased $541,000 for the six months ended June 30, 2011 compared to the prior period, of which $273,000 is due to a 5.4% decrease in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Research and Development Expenses. Research and development expenses decreased by $37,000, or 0.7%, to $4.9 million for the six months ended June 30, 2011 from $4.9 million for the six months ended June 30, 2010. As a percentage of revenues, research and development expenses decreased from 6.2% for the six months ended June 30, 2010 to 5.8% for the six months ended June 30, 2011. The decrease was primarily due to lower research supplies of $315,000 partially offset by higher studies expense of $252,000. In addition, increases in expenses of our foreign operations for the six months ended June 30, 2011 relating to a 5.4% decrease in the value of the U.S. dollar versus the Euro, as compared to the prior year period, were negligible.

Asset Abandonments. Asset abandonments were $57,000 for the six months ended June 30, 2011, compared to asset abandonments of $15,000 for the six months ended June 30, 2010, due to the disposal of non-productive assets.

Net Other Expense. Net other expense was $139,000 for the six months ended June 30, 2011 compared to $196,000 for the six months ended June 30, 2010. Interest expense decreased for the six months ended June 30, 2011 to $112,000 from $307,000 for the six months ended June 30, 2010 due to a reduction on interest bearing long-term obligations. Interest income for the six months ended June 30, 2011 increased to $85,000 compared to $63,000 for the six months ended June 30, 2010 due to higher average balances of cash and cash equivalents. Foreign exchange loss was $112,000 for the six months ended June 30, 2011 compared to a foreign exchange gain of $48,000 for the six months ended June 30, 2010 due to changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the six months ended June 30, 2011 was $1.6 million compared to $571,000 for the six months ended June 30, 2010. Our effective tax rate for the six months ended June 30, 2011 and 2010 was 32.9% and 39.0%, respectively. Our effective tax rate for the six months ended June 30, 2011 as compared to 2010 was positively impacted by research tax credit carryforwards applied in the first six months of 2011 with no comparable credits being recognized in the prior period.

Liquidity and Capital Resources

Our working capital at June 30, 2011 increased $3.6 million to $129.3 million from $125.6 million at December 31, 2010. The increase in working capital was primarily due to the increase in cash and cash equivalents on hand. At June 30, 2011, we had 35 days of revenues outstanding in trade accounts receivable, a decrease of 9 days compared to December 31, 2010. The decrease was due to higher cash receipts from customers than shipments and corresponding billings to customers in the first six months of 2011. At June 30, 2011 we had 315 days of inventory on hand, a decrease of 25 days compared to December 31, 2010. We had $39.0 million of cash and cash equivalents at June 30, 2011.

Our long term obligations at June 30, 2011 decreased $2.0 million to $1.0 million from $3.0 million at December 31, 2010. The decrease in long term obligations was primarily due to our paying down $1.9 million of our term loans. At June 30, 2011, we have $15.0 million of borrowing capacity available under our revolving credit facilities.

As of June 30, 2011, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

Certain Commitments.

The Company’s short-term and long-term obligations and availability of credit as of June 30, 2011 are as follows:

	Outstanding	Available
	Balance	Credit
	(In thousands)
Short-term obligations:
Credit facilities	$—	$2,446

Total short-term obligations	—	2,446

Long-term obligations:
Credit facility	—	12,594
Long-term obligations	365	—
Capital leases	637	—

Total long-term obligations	1,002	12,594

Total obligations	$1,002	$15,040

The following table provides a summary of our debt obligations, operating lease obligations, and other significant obligations as of June 30, 2011.

	Contractual Obligations Due by Period
	Total	2011	2012	2013	2014	After 2014
	(In thousands)

Debt obligations	$1,002	$262	$580	$160	$—	$—
Operating leases	3,524	1,235	1,253	728	170	138
Other significant obligations (1)	5,420	2,817	2,271	202	130	—

Total	$9,946	$4,314	$4,104	$1,090	$300	$138

(1)	These amounts consist of contractual obligations for tissue recovery, development grants and licensing fees.

The Company was in compliance with all covenants related to its credit facilities and term loans as of June 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2011. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and in Germany, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. Except for an interest rate swap associated with 188,000 Euro, or $271,000, of long-term debt over six years that was started March 31, 2006, we do not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, we are subject to changes in interest rates. Based on June 30, 2011 outstanding obligations, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on June 30, 2011 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTI BIOLOGICS, INC. (Registrant)

By:	/s/Brian K. Hutchison
Brian K. Hutchison Chief Executive Officer

By:	/s/ Robert P. Jordheim
Robert P. Jordheim Executive Vice President and Chief Financial Officer

Date: August 5, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.