Form 10-Q
period 2011-09-30
RTI Biologics, Inc.
filed 2011-11-04
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Shares of common stock, $0.001 par value, outstanding on October 26, 2011: 55,192,845

RTI BIOLOGICS, INC.

FORM 10-Q For the Quarter Ended September 30, 2011

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$44,700	$28,212
Accounts receivable - less allowances of $325 at September 30, 2011 and $490 at December 31, 2010	18,251	20,126
Inventories - net	78,538	87,278
Prepaid and other current assets	4,767	7,646
Deferred tax assets - net	15,844	15,810

Total current assets	162,100	159,072

Property, plant and equipment - net	42,670	43,346
Deferred tax assets - net	5,896	7,099
Other intangible assets - net	14,103	15,611
Other assets - net	464	630

Total assets	$225,233	$225,758

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$11,205	$12,570
Accrued expenses	14,510	14,340
Deferred tax liabilities	962	939
Current portion of deferred revenue	4,650	4,474
Current portion of long-term obligations	555	1,120

Total current liabilities	31,882	33,443

Long-term obligations - less current portion	201	1,877
Other long-term liabilities	1,624	3,135
Deferred tax liabilities	133	249
Deferred revenue	21,755	25,118

Total liabilities	55,595	63,822

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 55,179,345 and 54,806,762 shares issued and outstanding, respectively	55	55
Additional paid-in capital	410,309	408,849
Accumulated other comprehensive loss	(1,204)	(1,438)
Accumulated deficit	(239,508)	(245,516)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	169,638	161,936

Total liabilities and stockholders’ equity	$225,233	$225,758

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Fees from tissue distribution	$40,490	$40,793	$121,513	$117,899
Other revenues	1,767	1,043	4,872	2,896

Total revenues	42,257	41,836	126,385	120,795
Costs of processing and distribution	22,934	21,950	69,006	64,994

Gross profit	19,323	19,886	57,379	55,801

Expenses:
Marketing, general and administrative	13,664	15,630	41,759	44,935
Research and development	2,510	2,076	7,407	7,010
Goodwill impairment	—	134,681	—	134,681
Asset abandonments	1	3	58	18

Total operating expenses	16,175	152,390	49,224	186,644

Operating income (loss)	3,148	(132,504)	8,155	(130,843)

Other (expense) income:
Interest expense	(37)	(129)	(149)	(436)
Interest income	47	22	132	85
Foreign exchange loss	(39)	(61)	(151)	(13)

Total other expense - net	(29)	(168)	(168)	(364)

Income (loss) before income tax provision	3,119	(132,672)	7,987	(131,207)
Income tax provision	(377)	(387)	(1,979)	(958)

Net income (loss)	$2,742	$(133,059)	$6,008	$(132,165)

Net income (loss) per common share - basic	$0.05	$(2.43)	$0.11	$(2.42)

Net income (loss) per common share - diluted	$0.05	$(2.43)	$0.11	$(2.42)

Weighted average shares outstanding - basic	55,167,178	54,806,262	55,071,761	54,703,890

Weighted average shares outstanding - diluted	55,397,794	54,806,262	55,205,997	54,703,890

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,742	$(133,059)	$6,008	$(132,165)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,035	1,886	6,002	5,529
Amortization of deferred financing costs	5	21	16	59
Provision for bad debts and product returns	82	10	445	193
Provision for inventory write-downs	1,282	468	4,367	1,669
Amortization of deferred revenue	(1,165)	(569)	(3,187)	(1,372)
Deferred income tax provision (benefit)	310	(167)	759	(245)
Stock-based compensation	501	479	1,494	1,290
Goodwill impairment	—	134,681	—	134,681
Loss on asset abandonments	1	3	58	18
Change in assets and liabilities:
Accounts receivable	(2,043)	(2,170)	1,501	403
Inventories	1,751	1,422	4,529	2,387
Prepaid and other current assets	(543)	665	2,870	(1,045)
Other long-term assets	24	1	149	55
Accounts payable	(503)	(4,560)	(2,255)	(7,535)
Accrued expenses	2,411	834	171	918
Other long-term liabilities	431	(776)	(513)	(1,895)

Net cash provided by (used in) operating activities	7,321	(831)	22,414	2,945

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,173)	(1,727)	(2,483)	(2,388)
Patent and acquired intangible asset costs	(56)	(1,060)	(1,129)	(1,283)

Net cash used in investing activities	(1,229)	(2,787)	(3,612)	(3,671)

Cash flows from financing activities:
Proceeds from exercise of common stock options	61	19	246	764
Net proceeds (payments) on short-term obligations	—	163	—	(886)
Proceeds from long-term obligations	—	5,500	—	9,750
Payments on long-term obligations	(222)	(4,274)	(2,473)	(10,713)

Net cash (used in) provided by financing activities	(161)	1,408	(2,227)	(1,085)

Effect of exchange rate changes on cash and cash equivalents	(280)	29	(87)	(23)

Net increase (decrease) in cash and cash equivalents	5,651	(2,181)	16,488	(1,834)
Cash and cash equivalents, beginning of period	39,049	17,729	28,212	17,382

Cash and cash equivalents, end of period	$44,700	$15,548	$44,700	$15,548

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2011

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total

Balance, December 31, 2010	$55	$408,849	$(1,438)	$(245,516)	$(14)	$161,936

Net income	—	—	—	6,008	—	6,008
Foreign currency translation adjustment	—	—	234	—	—	234

Comprehensive income for the nine months ended September 30, 2011	—	—	234	6,008	—	6,242
Exercise of common stock options	—	246	—	—	—	246
Stock-based compensation	—	1,494	—	—	—	1,494
Change in tax benefit from stock-based compensation	—	(280)	—	—	—	(280)

Balance, September 30, 2011	$55	$410,309	$(1,204)	$(239,508)	$(14)	$169,638

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

Other Intangible Assets – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 requires that definite lived intangible assets subject to amortization be tested for recoverability at the asset group level in accordance with ASC 360. The Company had one asset group for the year ended December 31, 2010 and the quarterly period ended September 30, 2011. The recoverability test is described in the Company’s accounting policy for long-lived assets set forth above.

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

Subsequent Events – The Company evaluated subsequent events as of the issuance date of the financial statements, November 4, 2011, and determined that there were no applicable recognized events or transactions required to be recorded or disclosed in the financial statements.

4.	Other Intangible Assets

Other intangible assets are as follows:

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$4,369	$1,203	$4,392	$1,032
Acquired exclusivity rights	2,941	1,950	2,941	1,671
Acquired licensing rights	10,850	2,601	10,850	1,692
Marketing and procurement intangible assets	2,973	1,276	2,964	1,141

Total	$21,133	$7,030	$21,147	$5,536

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists, and non-compete agreements.

Amortization expense of other intangible assets for the three months ended September 30, 2011 and 2010 was $495 and $427, respectively, and for the nine months ended September 30, 2011 and 2010 was $1,485 and $1,207, respectively. At September 30, 2011, management’s estimates of future amortization expense were as follows:

Amortization
Expense
2011	$493
2012	2,100
2013	2,100
2014	1,800
2015	1,500

$7,993

5.	Stock-Based Compensation

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

Stock options outstanding, exercisable and available for grant at September 30, 2011 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	6,308,182	$5.79
Granted	641,000	2.69
Exercised	(100,300)	2.46
Forfeited or expired	(168,760)	8.41

Outstanding at September 30, 2011	6,680,122	$5.47	4.66	$1,218

Vested or expected to vest at September 30, 2011	6,492,759	$5.53	4.54	$1,154

Exercisable at September 30, 2011	4,883,722	$6.13	3.28	$722

Available for grant at September 30, 2011	4,438,478

Outstanding options under all option plans vest over a one to five year period. Options expire ten years from the date of grant. The weighted-average grant date fair value of options granted for the nine months ended September 30, 2011 and 2010 was $1.71 and $2.56, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2011 and 2010 was $38 and $242, respectively. The intrinsic value of a stock option at the end of the quarter is the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options at quarter end. Cash received from option exercises for the nine months ended September 30, 2011 and 2010 were $246 and $764, respectively.

As of September 30, 2011, there was $3,087 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.42 years.

During the first quarter of 2011, the Company granted 272,283 shares of restricted stock, at no cost to the recipients, with a weighted-average grant date fair value of $2.69 which vest over one and three year periods. No shares of restricted stock were granted in the second or third quarters of 2011. As of September 30, 2011, there was $388 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized over a weighted-average period of 1.18 years.

For the three and nine months ended September 30, 2011 and 2010, the Company recognized stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Stock-based compensation:
Costs of processing and distribution	$51	$38	$156	$115
Marketing, general and administrative	435	411	1,292	1,085
Research and development	15	30	46	90

Total	$501	$479	$1,494	$1,290

6.	Earnings Per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic shares	55,167,178	54,806,262	55,071,761	54,703,890
Effect of dilutive securities:
Stock options	230,616	—	134,236	—

Diluted shares	55,397,794	54,806,262	55,205,997	54,703,890

For the three months ended September 30, 2011 and 2010, approximately 4,696,000 and 5,924,000, respectively, and for the nine months ended September 30, 2011 and 2010, approximately 5,585,000 and 5,490,000, respectively, of issued stock options were not included in the computation of diluted EPS because they were anti-dilutive since their exercise price exceeded their market price. For the three and nine months ended September 30, 2010, options to purchase 80,770 and 262,610 shares of common stock, respectively, were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported.

7.	Inventories

Inventories by stage of completion are as follows:

	September 30,	December 31,
	2011	2010

Unprocessed donor tissue	$24,378	$27,774
Tissue in process	27,570	30,688
Implantable donor tissue	25,020	27,092
Supplies	1,570	1,724

	$78,538	$87,278

For the three months ended September 30, 2011 and 2010, the Company had inventory write-downs of $1,282 and $468, respectively, and for the nine months ended September 30, 2011 and 2010, the Company had inventory write-downs of $4,367 and $1,669, respectively, relating primarily to product obsolescence.

8.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	September 30,	December 31,
	2011	2010

Land	$1,847	$1,816
Buildings and improvements	43,488	42,992
Processing equipment	29,182	27,376
Office equipment, furniture and fixtures	2,215	2,025
Computer equipment and software	4,602	3,881
Construction in process	572	258
Equipment under capital leases:
Processing equipment	416	285
Computer equipment	744	744

	83,066	79,377
Less accumulated depreciation	(40,396)	(36,031)

	$42,670	$43,346

Depreciation expense of property, plant and equipment was $1,540 and $1,459 for the three months ended September 30, 2011 and 2010, respectively, and $4,517 and $4,322 for the nine months ended September 30, 2011 and 2010, respectively.

9.	Accrued Expenses

Accrued expenses are as follows:

	September 30,	December 31,
	2011	2010

Accrued compensation	$4,340	$3,372
Accrued donor recovery fees	712	1,535
Accrued distributor fees and marketing commissions	267	429
Accrued severance	—	40
Accrued licensing fees	2,151	3,354
Accrued taxes	2,117	161
Accrued professional service fees	833	544
Other	4,090	4,905

	$14,510	$14,340

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

10.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	September 30,	December 31,
	2011	2010
Term loans	$241	$2,307
Capital leases	515	690

	756	2,997
Less current portion	(555)	(1,120)

Long-term portion	$201	$1,877

The Company has two outstanding term loans with German banks. The first term loan of 125 Euro, or $170, maturing March 31, 2012 has an outstanding interest rate swap agreement. Under this agreement, the Company pays a fixed interest rate of 5.15% and payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant. The second term loan of 52 Euro, or $71, maturing September 30, 2012 has a fixed interest rate of 5.75%.

The Company has capital leases with interest rates ranging from 5.00% to 8.46% and maturity dates from May 2013 through December 2013.

The Company has four credit facilities, one credit facility with a U.S. bank and three credit facilities with German banks. As of September 30, 2011, there were no amounts outstanding on any of the four credit facilities.

On July 21, 2010, the Company entered into a second amendment to its credit agreement with Mercantile Bank, a division of Toronto-Dominion Bank. Under the second amendment to the credit agreement, 1) the revolving U.S. credit facility was increased from $10,000 to $15,000, available based on levels of accounts receivable and inventories, 2) the revolving credit facility’s maturity date was extended from February 3, 2011 to July 21, 2012, and 3) a $5,000 compensating balance requirement was eliminated. The revolving credit facility contains various restrictive covenants which limit, among other things, indebtedness and liens. Under the agreement, the credit facility was secured by the Company’s domestic accounts receivable, inventory and certain processing equipment. The Company has $13,096 available credit on the revolving credit facility at September 30, 2011. The current interest rate for this line of credit is 2.76%.

Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euro, or approximately $2,311, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility and a 4,000 Euro guarantee by the Company. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 3.30% to 6.18%.

The Company was in compliance with all covenants related to its term loans and credit facilities as of September 30, 2011.

As of September 30, 2011, contractual maturities of long-term obligations are as follows:

	Term Loans	Capital Leases	Total
2011	$44	$28	$72
2012	197	316	513
2013	—	163	163
2014	—	8	8

	$241	$515	$756

The $515 representing future maturities of capital leases includes interest in the amount of $27. The present value of net minimum lease payments as of September 30, 2011 is $488.

11.	Income Taxes

The Company expects the domestic net deferred tax assets of approximately $21,740, net of a valuation allowance at September 30, 2011 of $469, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. Valuation allowances have been recorded for certain state tax loss carryforwards as the Company does not believe that it will have future income in the state to utilize these loss carryforwards.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $469 and $1,137 as of September 30, 2011 and 2010, respectively, have been established against a portion of the deferred tax assets based on the nature of the credits claimed for certain state net operating loss carryforwards.

As of September 30, 2011, the Company has federal net operating loss carryforwards of $11,027 that will expire in years 2025 to 2028, as well as state net operating loss carryforwards of $18,600 that will expire in the years 2016 to 2018 and 2020 to 2027.

As of September 30, 2011, the Company has research tax credit carryforwards of $5,153 that will expire in years 2018 through 2030, as well as alternative minimum tax credit carryforwards of $544 that can be carried forward indefinitely.

United States income taxes have not been provided on the undistributed earnings of the Company’s German subsidiary. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to permanently reinvest earnings in its German subsidiary.

During the third quarter of 2011, the Internal Revenue Service provided safe harbor guidance to its Large Business & International examiners regarding the deductibility of transaction fees incurred as part of the Company’s merger with TMI in 2008, and as a result the Company de-recognized an uncertain tax liability which reduced income tax expense by $800 in the quarter.

12.	Supplemental Disclosures of Cash Flow and Noncash Investing and Financing Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Cash paid for interest	$24	$121	$113	$381
Income taxes paid	142	128	317	300
Purchases of property, plant and equipment financed through capital leases	—	—	116	744
Payable for aquired licensing rights	1,000	4,000	1,000	4,000
Change in accrual for purchases of property, plant and equipment	1,187	562	1,147	562

13.	Segment Data

The Company processes human and bovine animal tissue and distributes the tissue through various distribution channels. The Company’s one line of business is comprised primarily of five product categories: sports medicine, spine, dental, surgical specialties, and bone graft substitutes (“BGS”) and general orthopedic. The following table presents revenues from tissue distribution and other revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Fees from tissue distribution:
Sports medicine	$11,072	$10,887	$34,881	$32,751
Spine	10,322	9,743	31,060	24,474
Dental	4,551	7,714	13,615	22,061
Surgical specialties	7,519	6,800	22,583	18,885
BGS and general orthopedic	7,026	5,649	19,374	19,728
Other revenues	1,767	1,043	4,872	2,896

Total revenues	$42,257	$41,836	$126,385	$120,795

Domestic revenues	37,282	37,632	110,507	106,830
International revenues	4,975	4,204	15,878	13,965

Total revenues	$42,257	$41,836	$126,385	$120,795

For the three months ended September 30, 2011 and 2010, the Company derived approximately 18% and 22%, respectively, and for the nine months ended September 30, 2011 and 2010, the Company derived approximately 19% and 18%, respectively, of its total revenues from Medtronic, Inc.

For the three months ended September 30, 2011 and 2010, the Company derived approximately 16% and 19%, respectively, and for the nine months ended September 30, 2011 and 2010, the Company derived approximately 15% and 21%, respectively, of its total revenues from Zimmer, Inc.

For the three months ended September 30, 2011 and 2010, the Company derived approximately 12% and 10%, respectively, and for the nine months ended September 30, 2011 and 2010, the Company derived approximately 13% and 12%, respectively, of its total revenues from foreign distribution.

As of September 30, 2011, the Company had $31,292 of property, plant and equipment located domestically, and $11,378 of property, plant and equipment located at its processing facility in Germany.

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

The Company’s aforementioned revenue recognition methods related to the Zimmer and Davol distribution agreements result in the deferral of revenue more than amounts that would be refundable in the event the agreements were to be terminated in future periods. Additionally, the Company evaluates the appropriateness of the aforementioned revenue recognition methods on an ongoing basis.

On September 10, 2010, the Company entered into an Exclusive License Agreement with Athersys, Inc. (“Athersys”), pursuant to which Athersys will provide RTI access to its Multipotent Adult Progenitor Cell (“MAPC”) technologies to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications. In consideration for the Exclusive License, the Company agreed to pay Athersys the following: 1) a non-refundable $3,000 license fee, payable in three time-based $1,000 installments, the last of which was paid in the first quarter of 2011, 2) payment of $2,000 contingent upon successful achievement of certain development milestones which the Company has recorded in accrued expenses, and 3) up to $32,500 contingent upon achievement of certain cumulative revenue milestones in future years. In addition, the Company will pay Athersys royalties from the distribution of implants under a tiered royalty structure based on achievement of certain cumulative revenue milestones. The term of the Exclusive License Agreement is the longer of five years, or the remaining life of any patent or trade secret. These acquired licensing rights are being amortized to expense on a straight-line basis over the expected life of the asset.

In 2008, the Company was audited by the German value added tax (“VAT”) authorities and received an assessment for 600 Euro for the year ended December 31, 2008. The Company also received an assessment for the year ended December 31, 2009, in the third quarter of 2010 for 1,069 Euro. The Company estimates additional potential assessments of 1,095 Euro for the year ended December 31, 2010, and 966 Euro for the nine months ended September, 30, 2011. The potential cumulative assessments were 3,730 Euro, or $5,073 as of September 30, 2011. The Company has not accrued a liability for this contingency. The Company does not believe that it is probable that it will ultimately be required to pay the assessment to the German VAT authorities.

The Company leases certain facilities, items of office equipment, and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2016. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. At September 30, 2011, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

Operating
Leases
2011	$440
2012	1,260
2013	676
2014	119
2015 and beyond	124

$2,619

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of September 30, 2011 will have a material adverse impact on its financial position or results of operations.

The Company and Medtronic Sofamor Danek, USA, Inc. (“MSD”), a subsidiary of Medtronic, Inc., (“Medtronic”), have filed claims against each other with the American Arbitration Association related to events stemming from the actions of Biomedical Tissue Services, Ltd. (“BTS”), an unaffiliated company recovery agency, and the subsequent voluntary recall of allografts processed by the Company from tissue originating from BTS (the “Allografts”). MSD seeks indemnification from the Company for its legal fees, costs and expenses allegedly incurred during the defense of cases brought by recipients of Allografts. The Company denies that it is obligated to indemnify MSD in respect of the Allografts. In the same proceeding, the Company is seeking damages from MSD due to actions taken by MSD during the recall process. Among other allegations, the Company alleges that MSD’s actions were negligent and in breach of the contractual agreements between the Company and MSD. As of the filing date, hearings have concluded on the matter and post-hearing briefs are being prepared for submission to the arbitrator. Final resolution of the matter is anticipated to occur late in the fourth quarter of 2011 or in the first quarter of 2012. The probability of a favorable or unfavorable outcome to the Company is unknown and a range of loss, if any, cannot be estimated at this time. However, while the Company believes its defenses and counterclaims are meritorious, the ultimate resolution of the matters could adversely impact the Company’s business, financial condition or results of operations.

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

Management Overview

Due to the challenging economic environment, and the predominantly elective nature of the surgeries our products support, we are seeing lower than historical growth rates in most of our markets, which is impacting the performance in several of our product categories.

Our principal goals are to build on our competitive strengths in the marketplace to increase revenues, profitability and cash flow as we focus on improved operational efficiency, productivity and asset management. In addition, we are making investments in new product development and our U.S. direct distribution network to fuel growth in 2011 and beyond.

We continue to maintain our commitment to research and development and the introduction of new strategically targeted allograft and xenograft implants as well as focused clinical efforts to support their market acceptance.

Three and Nine Months Ended September 30, 2011 Compared With Three and Nine Months Ended September 30, 2010

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Fees from tissue distribution:
Sports medicine	$11,072	$10,887	$34,881	$32,751
Spine	10,322	9,743	31,060	24,474
Dental	4,551	7,714	13,615	22,061
Surgical specialties	7,519	6,800	22,583	18,885
BGS and general orthopedic	7,026	5,649	19,374	19,728
Other revenues	1,767	1,043	4,872	2,896

Total revenues	$42,257	$41,836	$126,385	$120,795

Domestic revenues	37,282	37,632	110,507	106,830
International revenues	4,975	4,204	15,878	13,965

Total revenues	$42,257	$41,836	$126,385	$120,795

Three Months Ended September 30, 2011 Compared With Three Months Ended September 30, 2010

Revenues. Our total revenues increased $421,000, or 1.0%, to $42.3 million for the three months ended September 30, 2011 compared to $41.8 million for the three months ended September 30, 2010.

Sports Medicine - Revenues from sports medicine allografts increased $185,000, or 1.7%, to $11.1 million for the three months ended September 30, 2011 compared to $10.9 million for the three months ended September 30, 2010. Sports medicine revenues increased primarily as a result of higher unit volumes of 3.2%, partially offset by lower average revenues per unit of 1.5%.

Spine - Revenues from spinal allografts increased $579,000, or 5.9%, to $10.3 million for the three months ended September 30, 2011 compared to $9.7 million for the three months ended September 30, 2010. Spine revenues increased primarily as a result of higher unit volumes of 5.6%.

Dental - Revenues from dental allografts decreased $3.2 million, or 41.0%, to $4.6 million for the three months ended September 30, 2011 compared to $7.7 million for the three months ended September 30, 2010. Dental revenues for the third quarter of 2011 compared to the third quarter of 2010 decreased primarily as a result of our entering into a new exclusive distribution agreement with our dental distributor effective September 30, 2010 where all orders are distributed in consideration for transfer fees, which resulted in lower average revenues per unit of 27.3% rather than end of market costs for which we then paid a distribution fee. Unit volumes decreased 18.5% for the third quarter of 2011 compared to the third quarter of 2010, primarily as a result of a significant initial stocking order in the third quarter of 2010.

Surgical Specialties - Revenues from surgical specialty allografts increased $719,000, or 10.6%, to $7.5 million for the three months ended September 30, 2011 compared to $6.8 million for the three months ended September 30, 2010. Surgical specialties revenues increased primarily as a result of higher unit volumes of 12.5%, partially offset by lower revenues per unit of 1.5% due primarily to changes in product mix.

Bone Graft Substitutes (BGS) and General Orthopedic - Revenues from BGS and general orthopedic allografts increased $1.4 million, or 24.4%, to $7.0 million for the three months ended September 30, 2011 compared to $5.6 million for the three months ended September 30, 2010. BGS and general orthopedic revenue increases were primarily the result of higher unit volumes of 25.5%.

Other Revenues - Revenues from other sources consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees and distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees increased by $724,000 to $1.8 million for the three months ended September 30, 2011 compared to $1.0 million for the three months ended September 30, 2010. The increase was due to higher deferred revenue amortization resulting from exclusivity payments received from our dental and surgical specialty distributors.

Foreign Currency Fluctuations - For the three months ended September 30, 2011, foreign currency exchange fluctuations resulted in an increase in total revenues of $394,000 due to a 9.7% decrease in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Costs of Processing and Distribution. Costs of processing and distribution increased $984,000, or 4.5%, to $22.9 million for the three months ended September 30, 2011 compared to $22.0 million for the three months ended September 30, 2010 due primarily to volume increases and changes in product mix.

Costs of processing and distribution increased as a percentage of revenues from 52.5% for the three months ended September 30, 2010 to 54.3% for the three months ended September 30, 2011. The increase was primarily due to the new distribution agreement with our dental distributor effective September 30, 2010 where all orders are distributed in consideration for transfer fees rather than end of market costs for which we then paid a distribution fee, resulting in lower average revenues per unit, partially offset by higher production levels and operating efficiencies for the third quarter of 2011 compared to the third quarter of 2010.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $2.0 million, or 12.6%, to $13.7 million for the three months ended September 30, 2011 from $15.6 million for the three months ended September 30, 2010. Marketing, general and administrative expenses decreased as a percentage of revenues from 37.4% for the three months ended September 30, 2010 to 32.3% for the three months ended September 30, 2011. The decrease was primarily due to a decrease in distributor commissions of $2.1 million attributable to the new distribution agreement with our dental distributor effective September 30, 2010.

Research and Development Expenses. Research and development expenses increased by $434,000, or 20.9%, to $2.5 million for the three months ended September 30, 2011 from $2.1 million for the three months ended September 30, 2010. As a percentage of revenues, research and development expenses increased from 5.0% for the three months ended September 30, 2010 to 5.9% for the three months ended September 30, 2011. The increase was primarily due to higher research supplies and materials expenses of $420,000.

Asset Impairments and Abandonments. Asset abandonments were negligible for the three months ended September 30, 2011 and 2010, respectively. We recognized a $134.7 million loss on asset impairment and abandonments during the three months ended September 30, 2010. The other than temporary asset impairment charge of $134.7 million was charged against our goodwill.

Net Other Expense. Net other expense was $29,000 for the three months ended September 30, 2011 compared to $168,000 for the three months ended September 30, 2010. Interest expense decreased for the three months ended September 30, 2011 to $37,000 from $129,000 for the three months ended September 30, 2010 due to a reduction of interest bearing long-term obligations. Interest income for the three months ended September 30, 2011 increased to $47,000 compared to $22,000 for the three months ended September 30, 2010 due to higher average balances of cash and cash equivalents. Foreign exchange loss was $39,000 for the three months ended September 30, 2011 compared to a foreign exchange loss of $61,000 for the three months ended September 30, 2010 due to changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the three months ended September 30, 2011 was $377,000 compared to $387,000 for the three months ended September 30, 2010. Our effective tax rate for the three months ended September 30, 2011 and 2010 was 12.1% and (0.3)%, respectively. The effective tax rate was favorably impacted during the third quarter of 2011 by the de-recognition of an uncertain tax liability of $800,000 resulting from new safe harbor guidance issued by the Internal Revenue Service regarding the deductibility of transaction fees incurred as part of our merger with Tutogen Medical, Inc (“TMI”) in 2008. The effective tax rate was negatively impacted during the third quarter of 2010 by the non-deductible goodwill impairment in the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared With Nine Months Ended September 30, 2010

Revenues. Our total revenues increased $5.6 million, or 4.6%, to $126.4 million for the nine months ended September 30, 2011 compared to $120.8 million for the nine months ended September 30, 2010.

Sports Medicine - Revenues from sports medicine allografts increased $2.1 million, or 6.5%, to $34.9 million for the nine months ended September 30, 2011 compared to $32.8 million for the nine months ended September 30, 2010. Sports medicine revenues increased primarily as a result of higher unit volumes of 7.6%, partially offset by lower average revenues per unit of 1.1%.

Spine - Revenues from spinal allografts increased $6.6 million, or 26.9%, to $31.1 million for the nine months ended September 30, 2011 compared to $24.5 million for the nine months ended September 30, 2010. Spine revenues increased primarily as a result of higher unit volumes of 25.8% due primarily to inventory reductions initiated by our distributors in the first half of 2010.

Dental - Revenues from dental allografts decreased $8.5 million, or 38.3%, to $13.6 million for the nine months ended September 30, 2011 compared to $22.1 million for the nine months ended September 30, 2010. Dental revenues for the first nine months of 2011 compared to the first nine months of 2010 decreased primarily as a result of our entering into a new exclusive distribution agreement with our dental distributor effective September 30, 2010 where all orders are distributed in consideration for transfer fees, which resulted in lower average revenues per unit of 36.5% rather than end of market costs for which we then paid a distribution fee. Additionally, unit volumes decreased 2.6% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily as a result of a significant initial stocking order in the third quarter of 2010.

Surgical Specialties - Revenues from surgical specialty allografts increased $3.7 million, or 19.6%, to $22.6 million for the nine months ended September 30, 2011 compared to $18.9 million for the nine months ended September 30, 2010. Surgical specialties revenues increased primarily as a result of higher unit volumes of 3.1% and higher average revenues per unit of 16.2%, due primarily to changes in product mix.

Bone Graft Substitutes (BGS) and General Orthopedic - Revenues from BGS and general orthopedic allografts decreased $354,000, or 1.8%, to $19.4 million for the nine months ended September 30, 2011 compared to $19.7 million for the nine months ended September 30, 2010. BGS and general orthopedic revenue decreases were due primarily to changes in product mix and lower unit volumes of 3.8%, partially offset by higher average revenues per unit of 2.1%.

Other Revenues - Revenues from other sources consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees and distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees increased by $2.0 million to $4.9 million for the nine months ended September 30, 2011 compared to $2.9 million for the nine months ended September 30, 2010. The increase was due to higher deferred revenue amortization resulting from exclusivity payments received from our dental and surgical specialty distributors.

Foreign Currency Fluctuations - For the nine months ended September 30, 2011, foreign currency exchange fluctuations resulted in an increase in total revenues of $910,000 due to a 6.9% decrease in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Costs of Processing and Distribution. Costs of processing and distribution increased $4.0 million, or 6.2%, to $69.0 million for the nine months ended September 30, 2011 compared to $65.0 million for the nine months ended September 30, 2010 due to volume increases and changes in product mix.

Costs of processing and distribution increased as a percentage of revenues from 53.8% for the nine months ended September 30, 2010 to 54.6% for the nine months ended September 30, 2011. The increase was primarily due to the new distribution agreement with our dental distributor effective September 30, 2010 where all orders are distributed in consideration for transfer fees rather than end of market costs for which we then paid a distribution fee, resulting in lower average revenues per unit, partially offset by higher production levels and operating efficiencies for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $3.2 million, or 7.1%, to $41.8 million for the nine months ended September 30, 2011 from $44.9 million for the nine months ended September 30, 2010. Marketing, general and administrative expenses decreased as a percentage of revenues from 37.2% for the nine months ended September 30, 2010 to 33.0% for the nine months ended September 30, 2011. The decrease was due primarily to a decrease in distributor commissions of $6.9 million attributable to the new distribution agreement with our dental distributor effective September 30, 2010, partially offset by an increase in compensation of $1.6 million, marketing programs and demonstration products of $1.0 million, amortization expense of $295,000 relating to license agreements, and legal expenses of $344,000. In addition, expenses related to our foreign operations increased $511,000 for the nine months ended September 30, 2011 compared to the prior period, of which $475,000 is due to a 6.9% decrease in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Research and Development Expenses. Research and development expenses increased by $397,000, or 5.7%, to $7.4 million for the nine months ended September 30, 2011 from $7.0 million for the nine months ended September 30, 2010. As a percentage of revenues, research and development expenses increased from 5.8% for the nine months ended September 30, 2010 to 5.9% for the nine months ended September 30, 2011. The increase was primarily due to higher research supplies and studies expenses of $300,000 and $204,000, respectively, partially offset by lower payroll and benefits expense of $167,000.

Asset Impairments and Abandonments. Asset abandonments were $58,000 for the nine months ended September 30, 2011. We recognized a $134.7 million loss on asset impairment and abandonments during the nine months ended September 30, 2010. The other than temporary asset impairment charge of $134.7 million was charged against our goodwill.

Net Other Expense. Net other expense was $168,000 for the nine months ended September 30, 2011 compared to $364,000 for the nine months ended September 30, 2010. Interest expense decreased for the nine months ended September 30, 2011 to $149,000 from $436,000 for the nine months ended September 30, 2010 due to a reduction on interest bearing long-term obligations. Interest income for the nine months ended September 30, 2011 increased to $132,000 compared to $85,000 for the nine months ended September 30, 2010 due to higher average balances of cash and cash equivalents. Foreign exchange loss was $151,000 for the nine months ended September 30, 2011 compared to a foreign exchange loss of $13,000 for the nine months ended September 30, 2010 due to changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the nine months ended September 30, 2011 was $2.0 million compared to $1.0 million for the nine months ended September 30, 2010. Our effective tax rate for the nine months ended September 30, 2011 and 2010 was 24.8% and (0.7)%, respectively. Our effective tax rate for the nine months ended September 30, 2011 was positively impacted by the de-recognition of an uncertain tax liability of $800,000 resulting from new safe harbor guidance issued by the Internal Revenue Service regarding the deductibility of transaction fees incurred as part of our merger with TMI in 2008, and research tax credit carryforwards applied in the first nine months of 2011 with no comparable credits being recognized in the prior period. The effective tax rate was negatively impacted during the third quarter of 2010 by the non-deductible goodwill impairment in the three months ended September 30, 2010.

Liquidity and Capital Resources

Our working capital at September 30, 2011 increased $4.6 million to $130.2 million from $125.6 million at December 31, 2010. The increase in working capital was primarily due to the increase in cash and cash equivalents on hand. At September 30, 2011, we had 39 days of revenues outstanding in trade accounts receivable, a decrease of 5 days compared to December 31, 2010. The decrease was due to higher cash receipts from customers than shipments and corresponding billings to customers in the first nine months of 2011. At September 30, 2011 we had 312 days of inventory on hand, a decrease of 28 days compared to December 31, 2010. We had $44.7 million of cash and cash equivalents at September 30, 2011.

Our long term obligations at September 30, 2011 decreased $2.2 million to $756,000 from $3.0 million at December 31, 2010. The decrease in long term obligations was primarily due to our paying down $2.1 million of our term loans. At September 30, 2011, we have $15.4 million of borrowing capacity available under our revolving credit facilities.

As of September 30, 2011, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

Certain Commitments.

The Company’s short-term and long-term obligations and availability of credit as of September 30, 2011 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Short-term obligations:
Credit facilities	$—	$2,311

Total short-term obligations	—	2,311

Long-term obligations:
Credit facility	—	13,096
Long-term obligations	241	—
Capital leases	515	—

Total long-term obligations	756	13,096

Total obligations	$756	$15,407

The following table provides a summary of our debt obligations, operating lease obligations, and other significant obligations as of September 30, 2011.

	Contractual Obligations Due by Period
	Total	2011	2012	2013	2014	After 2014
	(In thousands)

Debt obligations	$756	$72	$513	$163	$8	$—
Operating leases	2,619	440	1,260	676	119	124
Other significant obligations (1)	5,812	3,209	2,271	202	130	—

Total	$9,187	$3,721	$4,044	$1,041	$257	$124

(1)	These amounts consist of contractual obligations for tissue recovery, development grants and licensing fees.

The Company was in compliance with all covenants related to its credit facilities and term loans as of September 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2011. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and in Germany, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. Except for an interest rate swap associated with 125,000 Euro, or $170,000, of long-term debt over six years that was started March 31, 2006, we do not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, we are subject to changes in interest rates. Based on September 30, 2011 outstanding obligations, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on September 30, 2011 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

Date: November 4, 2011

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