Form 10-K
period 2011-12-31
RTI Biologics, Inc.
filed 2012-02-15
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011), was approximately $148.5 million.

The number of shares of Common Stock outstanding as of February 8, 2012 was 55,604,945.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

RTI BIOLOGICS, INC.

FORM 10-K Annual Report

PART I

This Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “requires” “hopes,” “may,” “assumes,” variations of such words and similar expressions are intended to identify such forward-looking statements. Do not unduly rely on forward-looking statements. These statements give our expectations about future performance, but are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Some of the matters described below in the “Risk Factors” section constitute cautionary statements which identify factors regarding these forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. Forward-looking statements speak only as of the date they are made, and unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	BUSINESS.

Company Overview

We are a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We recover and process donated human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue, and bovine animal tissue in producing allograft and xenograft implants utilizing proprietary BIOCLEANSE® and TUTOPLAST® sterilization processes, for distribution to hospitals and surgeons. We process at two facilities in Alachua, Florida and one facility in Neunkirchen, Germany and distribute our products and services in all 50 states and in over 30 countries worldwide.

We process human and bovine animal tissue and distribute the tissue through various distribution channels. Our lines of business are comprised primarily of five categories: sports medicine, spine, dental, surgical specialties, bone graft substitutes and general orthopedic (“BGS and general orthopedic”). The following table presents revenues from tissue distribution and other revenues and their respective percentages of our revenues for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
	(In thousands)
Fees from tissue distribution:
Sports medicine	$48,122	28.4%	$45,065	27.1%	$39,533	24.0%
Spine	39,722	23.5%	33,906	20.4%	41,087	25.0%
Surgical specialties	30,328	17.9%	26,871	16.2%	26,278	16.0%
BGS and general orthopedic	26,291	15.5%	25,413	15.3%	23,161	14.1%
Dental	18,392	10.9%	29,746	17.9%	29,985	18.2%
Other revenues	6,461	3.8%	5,170	3.1%	4,483	2.7%

Total revenues	$169,316	100.0%	$166,171	100.0%	$164,527	100.0%

Domestic revenues	$148,315	87.6%	$147,943	89.0%	$141,275	85.9%
International revenues	21,001	12.4%	18,228	11.0%	23,252	14.1%

Total revenues	$169,316	100.0%	$166,171	100.0%	$164,527	100.0%

For additional financial information concerning our operating performance, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report and our Consolidated Financial Statements in Part II, Item 8 of this report.

We pursue a market-by-market approach to the distribution of our implants, and establish strategic distribution arrangements in order to increase our penetration in selected markets. In the domestic sports medicine and BGS and general orthopedic applications, we have developed a direct distribution organization and a network of independent distributors. We have distribution arrangements with Integra Life Sciences Corporation. (“Integra”), along with Wright Medical Technology, Inc. (“Wright”) who distributes certain of our sports medicine implants. For our spine implants we distribute through Medtronic, Inc. (“Medtronic”), Zimmer, Inc. (“Zimmer”), Orthofix International NV (“Orthofix”), Stryker Spine, a division of Stryker Corporation. (“Stryker”), Integra, Alphatec Spine, Inc. (“Alphatec”) and Aesculap Implant Systems, Inc. (“Aesculap”). For our surgical specialties markets, we distribute through Davol, Inc., a subsidiary of C. R. Bard, Inc. (“Davol”) for hernia repair and breast reconstruction, through Coloplast A/S of Denmark (“Coloplast”) for urology, through IOP, Inc. (“IOP”) for ophthalmology, through ENTrigue Surgical, Inc. (“ENTrigue”) for ENT applications, and through Integra for our bovine pericardium and dural repair applications. For our BGS and general orthopedic implants, we distribute through Zimmer, Exactech, Inc., (“Exactech”), Aesculap, Pioneer Surgical Technology, Inc. (“Pioneer”), Stryker, Medtronic, Orthofix, Wright Medical, and Integra. For our domestic dental implants we distribute exclusively through Zimmer. In the international market we use Zimmer for our dental implants, a direct distribution force in Germany, and a network of independent distributors outside Germany for other implants.

As part of the tissue procurement process we rely on tissue recovery agencies to obtain appropriate consent and perform federally-mandated donor screening, such as a medical and social history interview with an authorized person. Upon receipt of the tissue, we conduct pre-processing donor screening to determine its medical suitability for transplantation, including reviewing available medical records and testing of blood collected from each donor by the recovery agency for the presence of viral or bacterial diseases. We also screen tissue at various points during processing, including, for example, mechanical tests. For processing, bone tissue, soft tissue, tendon and ligament grafts are sterilized through our BioCleanse® process or TUTOPLAST® process only after they have passed prior tissue screening steps. Our BioCleanse® process is a patented tissue sterilization process that is designed to add a measure of safety to our tissue implants and provide surgeons and patients with tissue implants that are free of spores, fungi, bacteria and viruses and is the only tissue sterilization process that has been reviewed by the U.S. Food and Drug Administration (“FDA”). The BioCleanse® process is an automated, multi-step cleansing process which first removes blood and fats, then chemically sterilizes the tissue, while maintaining the structural integrity and biocompatibility of the tissue, and is applied to bone tissue and tendon and ligament tissue. The TUTOPLAST® process utilizes solvent dehydration and chemical inactivation, and is applied to two types of preserved allografts: soft tissue, consisting of fascia lata, fascia temporalis, pericardium, dermis and sclera; and bone tissue; consisting of various configurations of cancellous and cortical bone material. We believe that the BioCleanse® and TUTOPLAST® processes are the industry leading sterilization processes.

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

Marketing and Distribution

Our lines of business are comprised primarily of the following markets: sports medicine, spine, surgical specialties, BGS and general orthopedic and dental. Our current implants range from allografts and xenografts that are precision machined for specific surgical applications to grafts conventionally processed for general surgical uses. The following summarizes the marketing and distribution in each of our markets:

Market	Estimated US Market Size	Distributor	Implants
Sports Medicine	$2,121 Million	RTI (Direct)	Matrix® HD
Sterling® Interference Screws
Sterling® Wedge
Fresh OC—Femoral Condyles, Distal Tibia and Talus
Menisci
Patellar Tendon (BTB) Series
Tibialis Tendons
Achilles Tendons
Assembled BTB and BTB Select
Peroneus Longus
Semi-T - Gracilis
HTO Wedge
Spine	$1,246 Million	Medtronic	Cornerstone® SR Series Grafts
Cornerstone® Reserve Series Grafts
Cornerstone® Select Series Grafts
Cornerstone™ Conventional Allografts
Tangent™ Impacted Cortical Wedge
Precision™ ALIF
MD™ Series Threaded Cortical Bone Dowel
		Zimmer	Puros® A
Puros® S
Puros® S2
Puros® P
Puros® Conventional Allografts
		Orthofix	AlloQuent™ S
AlloQuent™ ALIF
		Stryker	AlloCraft™ C
AlloCraft™ L
		Integra Spine	CAPISTRANO™ Cervical Spacer
Cambria ACC Allograft Blocks
		Alphatec	Self Distracting Bone Spacer
		Aesculap	CEspace® Bone Cortical/Cancellous
Laminoplasty Allograft Spacer

Market	Estimated US Market Size	Distributor	Implants
Surgical Specialties
Hernia	$336 Million	Davol (Bard)	Allomax® Dermis
Breast Reconstruction	$137 Million	Davol (Bard)	Allomax® Dermis
Urology	$38 Million	Coloplast	Suspend® Fascia Lata
Axis® Dermis
Tutoplast® Pericardium
Ophthalmology	$14 Million	IOP	IO Patch®
BioDome®
BioElevation®
ENT	$28 Million	ENTrigue	Allograft Dermis
Allograft Fascia Lata
Allograft Pericardium
RegenerENT™ Bovine Pericardium
BGS and general orthopedic	$514 Million	Zimmer	Puros® DBM
CopiOs Cancellous Bone Graft
		Exactech	Altiva DBM (Synergent DBM)
Regenafil®
Regenaform®
Optefil®
Opteform®
		Aesculap	ProSpace DBM
		Pioneer	BioSet™
		Stryker	BIO DBM Shape™
BIO DBM Boat™
BIO DBM Putty™
		Medtronic	Osteofil®
		OrthoFix	Cortico-Cancellous Chips
		Wright Medical	Cancello-Pure® Wedge
ALLOPURE®
		Integra Life Sciences	Allograft Wedge
		RTI (Direct)	BioSet™
BioAdapt™
Cancellous Chips and Cubes
Conventional Fashioned
Conventional Intercalary
Conventional Other
Faslata
Dental	$245 Million	Zimmer	Puros® Blocks
Puros® Cancellous Chips
Puros® Cortical Chips
Puros® Membranes
CopiOs® Cancellous Chips
CopiOs® Pericardium

Sports Medicine

Many repetitive use and sports-related injuries can be addressed with allograft implants. The most prevalent surgeries include repairs to the anterior cruciate ligament, or ACL in the knee, and rotator cuff, in the shoulder. Our principal sports medicine allografts are tendons for ligament reconstruction and our meniscal allografts for transplantation. Many of our sports medicine allografts utilize our patented pre-shape technology and are shaped to fit surgeon’s requirements making them easier and/or faster to implant. Our sports medicine implants are marketed domestically through our direct biologics representatives and through our network of independent distributors and internationally through a network of independent distributors.

On February 9, 2007, we entered into a Xenograft Distribution and Supply Agreement with Wright. Under this contract, Wright distributes certain allografts, xenografts as well as xenografts designed by Wright which we process and package. This agreement was expanded to include additional designs effective March 9, 2007.

During 2007 we enhanced the sports medicine implant and product category by introducing the following new implants and products: BioCleanse Meniscus, Bone-Tendon-Bone Select, BioCleanse Peroneus Longus and Sterling Xenograft Wedge. In May 2008, our first fresh-stored osteochondral (OC) allograft for cartilage repair was successfully implanted. In 2009, we introduced our Matrix HD dermis products for wound repair in addition to our Fresh OC Talus implants, an extension of the fresh osteochondral line.

Spine

The spine market for allografts includes precision machined implants and bone paste utilized in spinal procedures. Our spine allografts are marketed domestically through our non-exclusive relationships with Medtronic, Orthofix, Zimmer, Stryker, Aesculap, Alphatec and Integra.

Medtronic is our principal distributor in the spine market. We originally entered into an Exclusive Distribution and License Agreement with Medtronic, dated June 1, 2002, pursuant to which Medtronic distributed specialty allograft and bone paste for use in spinal surgery. We have amended our agreement with Medtronic several times. Our current agreement with Medtronic expires June 1, 2014.

During September 2000, Zimmer began distributing TMI bone implants under a ten-year agreement for applications in the spine market. In April 2003, TMI entered into an exclusive license and distribution agreement with Zimmer. Effective with that agreement, Zimmer became a “stocking distributor”. Currently, Zimmer distributes both traditional bone and specialty allografts, and bone paste for use in spinal surgery. Our current spine agreement with Zimmer expires March 8, 2012 and renews automatically for successive one year terms. The contract is expected to be renewed.

On November 21, 2006, we entered into an Allograft Distribution and Supply Agreement with Orthofix for an initial term of 3 years with additional one year renewals unless terminated in writing by either party. Under this agreement, we process and package implants designed by Orthofix for distribution by Orthofix. On November 17, 2007, this agreement was expanded to include four additional implant designs.

On June 6, 2007, we entered into an Allograft Distribution and Supply Agreement with an initial term of 3 years and one year automatic renewals with Stryker, under which we process and package implants designed by Stryker for distribution by Stryker. The current agreement with Stryker expires June 5, 2012 and renews automatically for successive one year terms. The contract is expected to be renewed.

On December 15, 2008, we entered into an Implant Development and Supply Agreement with an initial term of 10 years with Aesculap, under which we agreed to process and package implants designed by Aesculap for distribution by Aesculap.

On July 29, 2010, we entered into a Contract Processing and Supply Agreement with an initial term of 3 years with Integra, under which we agreed to process and package implants designed by Integra for distribution by Integra.

On March 7, 2011, we entered into a Contract Processing and Supply Agreement with an initial term of 3 years with Alphatec, under which we agreed to process and package implants designed by Alphatec for distribution by Alphatec.

Surgical Specialties

We distribute implants for surgical specialties which include hernia, breast reconstruction, urology, ophthalmology, and ENT.

In January 2006, TMI entered into a four-year exclusive worldwide distribution agreement with Davol Inc., a subsidiary of C.R. Bard, Inc. (“Davol”), to promote, market and distribute TMI’s line of allograft biologic tissues for hernia repair and the reconstruction of the chest and abdominal walls. Under the agreement, Davol paid TMI $3.3 million in fees for the exclusive distribution rights. On July 13, 2009, we and Davol amended their January 2006 distribution agreement with TMI. Under the amended agreement, 1) Davol paid us $8.0 million in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay us certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid us the first revenue milestone payment of $3.5 million. The $8.0 million and $3.5 million exclusivity payments have been deferred and are being recognized as other revenue on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. The straight-line method approximates the expected pattern of product distribution based on the distribution agreement’s annual minimum purchase requirements.

In May 2007, TMI signed an agreement with Coloplast extending its then current distribution agreement and expanding its scope both internationally, and to include TMI’s Tutoplast® processed bovine pericardium. As a stocking distributor, Coloplast markets TUTOPLAST® fascia lata, dermis, and pericardium tissue grafts. This agreement was renewed for a period of 3 years effective December 1, 2011.

IOP has been a distributor of TMI’s since 1998, and is the exclusive distributor for TUTOPLAST® processed tissue for ophthalmic applications. Our current distribution agreement with IOP expires on December 15, 2015 and renews automatically for three consecutive one year terms.

In December 2008, we entered into a biologics development, distribution and supply agreement with ENTrigue to develop, promote, distribute and supply our line of allograft biologic tissues for the ear, nose and throat market. This agreement has an initial term of six years with automatic three year renewals unless terminated in writing by either party. Initial shipments of implants to ENTrigue began in 2009.

On April 11, 2011, we entered into a Distribution and Supply Agreement with an initial term of 5 years with Integra, under which we agreed to process and package bovine pericardium and dural repair applications for distribution by Integra. We do not have regulatory clearance for this product. The product will be made available to Integra once regulatory clearance has been completed.

BGS and general orthopedic

Allograft Paste.    Surgeons principally use our allograft paste implants, which are composed of demineralized bone matrix (“DBM”) and in some cases a biologic gel carrier, in fracture treatment, bone and joint reconstruction and periodontal applications, such as ridge augmentation for dental implants. Our allograft paste implants are marketed under Osteofil® by Medtronic, Puros® DBM by Zimmer and the Optefil™, Opteform®, Regenafil® and Regenaform® brands with Exactech and we distribute directly the BioSet™ and BioAdapt™ families of paste implants through our direct distributor force, Pioneer, and our international distribution network. Our DBM Boat implants are marketed under BIO DBM by Stryker.

In 2007, we entered into an exclusive distribution agreement with Zimmer with an initial term of 10 years, relating to new bone paste implants. The field of use for these implants includes all orthopedic, trauma, reconstruction, spine, sports medicine, dental and oral maxillofacial applications. As part of the agreement, Zimmer has made payments to us totaling $5.0 million for the aforementioned exclusive distribution rights, and has to maintain certain minimum order volumes through the duration of the contract. The $5.0 million exclusivity payment is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation.

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

On July 1, 2011, we entered into a Distribution and Supply Agreement with an initial term of 5 years with Integra, under which we agreed to process and package allograft wedge implants for distribution by Integra.

Dental

We currently provide various implants including cancellous and cortical bone and human and bovine membranes primarily for dental procedures related to augmenting ridge restoration.

During September 2000, Zimmer entered into a ten-year agreement to represent TUTOPLAST® processed bone, under the brand name Puros®, for dental applications. Zimmer marketed the implants to the end user and in the United States we shipped and billed the customer directly. Distribution fees earned pursuant to the agreement were recognized ratably over the term of the agreement. During 2006, TMI expanded its relationship with Zimmer by adding pericardium and dermis soft tissue implants for dental applications. The additions of these implants provided Zimmer with a full line of biologic implants for the dental surgeons. In August 2007, TMI entered into an agreement to extend Zimmer’s exclusivity internationally into Europe, the Middle East and Asia. The international agreement included both human and bovine bone and soft tissue implants and allowed Zimmer to provide the dentist with a complete offering of implants for the regenerative procedure. On September 3, 2010, we entered into a new exclusive distribution agreement (the “Agreement”), with Zimmer Dental Inc. (“Zimmer”), a subsidiary of Zimmer, Inc., with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of the Agreement, we have agreed to supply sterilized allograft and xenograft implants (the “Implants”) at an agreed upon transfer price, and Zimmer has agreed to be the exclusive distributor of the Implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer’s exclusive distribution rights, Zimmer agreed to the following: 1) payment to us of $13.0 million within ten days of the effective date (the “Upfront Payment”), 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year, and, 3) escalating annual order minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer’s ability to distribute the Implants, Zimmer may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the Agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by us to the satisfaction of Zimmer. The Upfront Payment and the Annual Exclusivity Fees are deferred as received and are being recognized as other revenues based on the expected contractual escalating annual purchase minimums relative to the total contractual minimum purchase requirements in the Agreement. Additionally, we have considered the potential impact of the Agreement’s contractual refund provisions and we do not expect these provisions to impact future expected revenue related to the Agreement.

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

Our BioCleanse® process is currently used on most of our bone allografts and most of our musculoskeletal soft tissue implants. In addition to the safety advantage of BioCleanse®, it provides us with a number of significant research and development opportunities, including the ability to introduce bone-growth factors and anti-bacterial, anti-viral and cancer fighting agents into our implants.

The TUTOPLAST® Tissue Sterilization Solution

The TUTOPLAST® tissue sterilization process utilizes solvent dehydration and chemical inactivation to remove blood, lipids and extraneous materials, inactivate viruses and prions, and break down RNA and DNA into fragments not capable of replication and disease transmission while preserving the biological and mechanical properties.

We apply the TUTOPLAST® process to two types of preserved allografts: soft tissue, consisting of fascia lata, fascia temporalis, pericardium, dermis and sclera; and bone tissue; consisting of various configurations of cancellous and cortical bone material. Processed pericardium, fascia lata and dermis are collagenous tissue used to repair, replace or line native connective tissue primarily in dental, ophthalmology, urology, plastic and reconstructive surgeries. Dermis is also used in hernia repair and pelvic floor reconstruction. Sclera is used in ophthalmology procedures such as anterior and posterior segment patch grafting applications for glaucoma, retina and trauma surgery and oculoplastics, as well as contour wrapping of an orbital implant. Processed cortical and cancellous bone material is used in a wide variety of applications in spine, orthopedic and dental surgeries.

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

Under U.S. law, human tissue cannot be sold. However, the law permits the recovery of reasonable payments for the provision of certain services, such as those involved in recovering, processing and storing tissue and related to the advancement of tissue processing technologies, all types of activities in which we are involved.

Donor recovery groups recover a variety of tissue types from donors including the fibula, femur, tibia, humerus, ilium, pericardium, fascia lata, dermis, sclera, tendons and ligaments. In addition to tissue received from recovery groups we control, we also receive donated tissue from independently registered tissue recovery organizations. To make an initial determination as to whether tissues may be appropriately recovered, these independent tissue recovery organizations are responsible for obtaining appropriate consents and conducting federally-mandated donor screening, such as a medical and social history interview with the next of kin. Upon receipt of the tissue, we conduct pre-processing donor screening to determine its medical suitability for transplantation. Pre-processing screening performed by us includes laboratory testing and a donor eligibility assessment. With respect to laboratory testing, we perform an extensive panel of serological and microbiological tests. These results are subject to stringent criteria in order to release the donor tissue to the processing stage.

We have relationships with over thirty tissue donor recovery agencies across the country. We also have relationships outside the United States. Our largest single donor recovery group represented 13% of our total donor tissue for the year ended December 31, 2011. We believe additional recovery group relationships would be available if needed and consequently that the loss of any one of our sources of donor tissue would not have a material impact on our operating results.

We continue to develop new xenograft tissue implants. Implants processed from xenograft tissue are regulated by the FDA as devices and require approval or licenses from the FDA prior to marketing in the United States. The sources of our animal tissues are regulated closed herds. The herds are located in the United States and Australia. We believe the continued development of our xenograft implants will help us meet unmet demand for certain allografts and also allow us to develop new biological implants that cannot currently be made due to structural limitations of human tissue.

Research and Development

Our research and development costs for the years ended December 31, 2011, 2010 and 2009 were $9,806, $9,435 and $8,899, respectively. In 2011, we continued to increase our investment in our R&D efforts by funding new projects including research and development projects at our facility in Neunkirchen, Germany. Our scientists are focusing their studies on delivering optimal regenerative medicine solutions through allograft and xenograft, as well as expanding the uses of the BioCleanse® and Tutoplast processing technologies.

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

In 2011 we launched 19 new implants in sports medicine, spine, surgical specialties and BGS and general orthopedic developed by our research and development teams.

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

Our United States patent holdings include patents relating to or covering: BioCleanse®, our proprietary method of cleaning, sterilizing and virally inactivating donor tissue; our MD-Series™ cortical bone dowel; soft and calcified tissue implants; certain precision machined allograft intervertebral spacers and other spinal implants; matrix compositions comprised of gelatin, musculoskeletal tissue or pulverized dermis; the use of the interference screw technology; our segmentally demineralized graft; methods and instruments for improved meniscus transplantation; materials and methods for improved bone- tendon-bone transplantation; and various assembled bone-tendon-bone implant designs. Our foreign patent holdings include: our MD-Series™ cortical bone dowel technology, our precision machined spinal implants, pre-shaped bone-tendon-bone implants, and our BioCleanse® process. The duration of patent rights generally is 20 years from the date of filing of priority application, while trademarks, once registered, are essentially perpetual. We also have patent applications pending in the U.S. (including continuation and divisional applications), and corresponding foreign patent applications pending in various countries including, but not limited to, Canada, Japan, Australia and the

European Union. We have also entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies. In addition, we rely on our substantial body of know-how, including proprietary tissue recovery techniques and processes, research and development, tissue processing and quality assurance.

The TUTOPLAST® process utilizes proprietary trade secrets.

No significant patents are expected to expire in the next five years.

Competition

Competition in the tissue reconstruction and healing industry is intense and subject to rapid technological change and evolving industry requirements and standards. Companies within the industry compete on the basis of design of related instrumentation, efficacy of products, relationships with the surgical community, depth of range of implants, scientific and clinical results, and pricing. Our allograft and xenograft implants compete with autograft, metals and synthetic tissues.

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

Government Regulation

Government regulation plays a significant role in the processing and distribution of allografts. We procure, process and market our tissue implants worldwide. Although some standards of harmonization exist, each country in which we do business has its own specific regulatory requirements. These requirements are dynamic in nature and, as such, are continually changing. New regulations may be promulgated at any time and with limited notice. While we believe that we are in compliance with all existing pertinent international and domestic laws and regulations, there can be no assurance that changes in governmental administrations and regulations will not adversely affect our operations. Failure to comply with applicable requirements could result in fines, injunctions, civil penalties, recall or seizure of products, suspension of production, inability to market current products, criminal prosecution, and/or refusal of the government to authorize the marketing of new products.

In the United States, our allograft implants are regulated by the FDA under Title 21 of the Code of Federal Regulations, Parts 1270 and 1271, “Current Good Tissue Practice for Human Cell, Tissue, and Cellular and Tissue-Based Products” (cGTP). Xenograft tissues and allograft bone paste are regulated as medical devices and subject to FDA 21 CFR, Part 820. Current Good Manufacturing Practices for Medical Devices and related statutes from the FDA. In addition, our U.S. operation is subject to certain state and local regulations, as well as compliance to the standards of the tissue bank industry’s accrediting organization, the AATB.

In Germany, allografts are classified as drugs and the German government regulates such implants in accordance with German Drug Law. On April 7, 2004, the European Commission issued a human tissue directive to regulate allografts within the European Union (“EU”). Our Neunkirchen facility is presently licensed by the German Health Authorities and in compliance with applicable international laws and regulations, allowing us to market our human and animal implants globally.

The FDA and international regulatory bodies conduct periodic compliance inspections of both our U.S. and our German processing facilities. Both operations are registered with the U.S. FDA Center for Biologics Evaluation and Research (“CBER”) and are certified to ISO 13485:2003. The Alachua facility is also accredited by the AATB and is licensed in the states of Florida, New York, California, Maryland, Delaware and Illinois. The Neunkirchen facility is registered with the German Health Authority (“BfArM”) as a pharmaceutical and medical device manufacturer and is subject to German drug law. We believe that worldwide regulation of allografts and xenografts is likely to intensify as the international regulatory community focuses on the growing demand for these implants and the attendant safety and efficacy issues of citizen recipients.

We currently market and distribute allografts that are subject to the FDA’s “Human Tissue Intended for Transplantation” and “Human Cells, Tissues, and Cellular and Tissue-Based Products” regulations. Under these regulations, we are required to perform donor screening and infectious disease testing and to document this screening and testing for each donor from whom we process tissue, and to process tissues in compliance with cGTP. The FDA has authority under the rules to inspect human tissue processing facilities, and to detain, recall, or destroy tissues for which appropriate documentation and evidence of compliance is not available. We are not required to obtain pre-market approval or clearance from the FDA for allografts that meet the regulation’s definition of “human tissue.”

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

Our xenograft implants are CE-marked and are therefore subject to a design examination review by a Notified Body. In 2006, the RTI US facility received initial CE mark approval for ten different implant models, followed by additional implant approvals in subsequent years. In 2009, the TMI facility received initial CE mark approval for nine different product models. In addition, the US facility received A “Certificate of Suitability” from the European Directorate for the Quality of Medicines & HealthCare (EDQM) for bovine bone in 2008. This certifies that the bovine bone material complies with the European Pharmacopoeia monograph for products at risk for transmission of animal spongiform disease.

The FDA requires tissue processors to register with the Agency and list their tissue implants. We are currently an FDA registered tissue processor.

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

Employees

As of December 31, 2011, we had a total of 706 employees of whom 160 were employed in Germany and of whom 3 were employed in France. Management believes its relations with its employees are good.

Executive Officers of the Registrant

Our executive officers and their respective ages and positions as of the date of this report and their previous business experience are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Brian K. Hutchison	52	President and Chief Executive Officer
Robert P. Jordheim	48	Executive Vice President and Chief Financial Officer
Thomas F. Rose	61	Executive Vice President, Chief Operations Officer and Secretary
Roger W. Rose	52	President, RTI Donor Services, Executive Vice President and Chief Commercial Officer
Caroline A. Hartill	55	Executive Vice President and Chief Scientific Officer

Brian K. Hutchison was named President and Chief Executive Officer for RTI Biologics in December 2011. On May 10, 2011, Mr. Hutchison stepped down as Chairman while continuing to serve as Chief Executive Officer and a member of our board of directors. He joined RTI in December 2001 as President and Chief Executive Officer and was elected chairman of the board of directors in December 2002. In his role at RTI, Hutchison oversees all aspects of the company and its affiliates. Hutchison spent the previous 12 years with Stryker Corporation, based in Kalamazoo, MI. He served most recently as vice president, worldwide product development and distribution. A native of Muskegon, MI, Hutchison earned a bachelor’s degree in business administration from Grand Valley State University in 1981. He also completed the Program for Management Development from Harvard Business School in 1995.

Robert P. Jordheim joined RTI in June, 2010 as Executive Vice President and Chief Financial Officer, and oversees all aspects of finance for the company. Jordheim has 24 years of progressive corporate finance experience, including 17 years with Medtronic, Inc. Most recently, he served as vice president, finance and business development for Medtronic’s Spinal and Biologics business unit. Previously, he served as vice president, finance for Medtronic’s Surgical Technologies business unit. His tenure with Medtronic also included responsibilities in corporate development and international experience gained through a five-year assignment in Europe. Previous to his tenure at Medtronic, Jordheim served as manager of external reporting at The Fairchild Corporation and an auditor for Deloitte & Touche LLP. Jordheim earned a bachelor’s degree in business administration from Southern Methodist University and a master’s degree in business administration from the University of Pittsburgh with a concentration in finance.

Thomas F. Rose was named Executive Vice President and Chief Operations Officer in June, 2010. He also serves as corporate secretary to the board of directors. Rose joined RTI as vice president and Chief Financial Officer in May 2002. Rose served the previous 10 years as vice president and chief financial officer at A.M.

Todd Group, based in Kalamazoo, MI. Rose earned a bachelor’s degree in business administration from Western Michigan University. He has also completed numerous executive education courses at University of Michigan and Northwestern University focusing on strategy and organizational issues.

Roger W. Rose was named Executive Vice President and Chief Commercial Officer in June, 2010. In February 2008, he was named president of RTI Donor Services, and, in August 2004, he was named executive vice president of RTI. Rose oversees all aspects of the organization’s not-for-profit affiliate, RTI Donor Services, marketing, and the distribution of donated tissue back into the community. He is committed to ensuring a meaningful connection between the donation and transplantation communities. Rose joined RTI as vice president of donor services in October 2002 and assumed additional responsibility for distribution and marketing in October 2003. Prior to this, Rose spent seven years at Stryker Corporation based in Kalamazoo, Mich., where he held leadership positions in sales and marketing in both the medical and orthopedic divisions. Rose earned a bachelor’s degree in business administration from Western Michigan University and completed numerous executive education courses at UCLA, University of Michigan and Harvard Business School, focusing on finance, leadership, medical marketing, negotiation and strategy.

Caroline A. Hartill was named Executive Vice President and Chief Scientific Officer in June, 2010. She was named Chief Scientific Officer in March 2007. She joined RTI in November 2001 and was named vice president of quality assurance and regulatory affairs in January 2003. In her role at RTI, Hartill oversees all scientific research, quality assurance, regulatory affairs and clinical studies. She has served as a board member for BioFlorida and is a member of the Advanced Medical Technology Association (AdvaMed). She also serves on the Accreditation Committee and the Strategic Planning Task Force of the American Association of Tissue Banks (AATB). For the previous 18 years, she worked in the areas of technology development and market approvals as a consultant working with many major and start-up biotechnology and medical device companies worldwide. Hartill earned a bachelor’s degree with honors in health sciences from Birmingham University Medical School in England, as well as a master’s degree in management from the University of Wolverhampton in England. Hartill has also earned master’s level credits in sterilization science from Manchester University.

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

Item 1A.    RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider each of the risks and uncertainties described in this section and all of the other information in this document before deciding to invest in our common stock. Any of the risk factors we describe below could severely harm our business, financial condition and results of operations. The market price of our common stock could decline if any of these risks or uncertainties develops into actual events. You may lose all or part of the money you pay to buy our common stock.

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

We currently derive the majority of our revenues through our relationships with Medtronic, Zimmer, Davol, Stryker and Exactech. In addition, our spine partners provide nearly all of the instrumentation, surgeon training, distribution assistance and marketing materials for the lines of spinal allografts they distribute.

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

We have been adversely affected by the current macro-economic conditions. If this slowdown continues or worsens, it could have a material adverse effect upon our business and future revenues.

If third-party payors fail to provide appropriate levels of reimbursement for the use of our implants, revenues could be adversely affected.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. In March 2010, President Obama signed the Affordable Care Act into law. The new law will result in sweeping changes across the health care industry. The primary goal of this comprehensive legislation is to extend health coverage to approximately 32 million uninsured legal U.S. residents through a combination of public program expansion and private sector health insurance reforms. To fund the expansion of insurance coverage, the legislation contains measures designed to promote quality and cost efficiency in health care delivery and to generate budgetary savings in the Medicare and Medicaid programs. We are unable to predict the full impact of the Affordable Care Act at this time due to the law’s complexity and current lack of implementing regulations or interpretive guidance. However, we expect that several provisions of the Affordable Care Act could have a material effect on our business.

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

Implants require careful calibration and precise, high-quality processing. Achieving precision and quality control will require skill and diligence by our personnel. If we fail to achieve and maintain these high processing standards, including avoiding processing errors, and, depending on the nature of the complaint, design defects or component failures; we would be forced to recall, withdraw or suspend distribution of our implants; our implants and technologies could fail quality assurance and performance tests; production and deliveries of our implants could be delayed or cancelled; and our processing costs could increase.

Further, to be successful, we will need to manage our human tissue processing capacity related to tissue recovery and demand for our allografts. It may be difficult for us to match our processing capacity to demand due to problems related to the amount of suitable tissue, quality control and assurance, tissue availability, adequacy of control policies and procedures, and lack of skilled personnel. If we are unable to process and produce our implants on a timely basis, at acceptable quality and costs, and in sufficient quantities, or if we experience unanticipated technological problems or delays in processing, it will reduce revenues and increase our cost per allograft processed.

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

FDA regulations of human cellular and tissue-based products, titled “Good Tissue Practices,” cover all stages of allograft processing, from procurement of tissue to distribution of final allografts. These regulations increased regulatory scrutiny within the industry in which we operate and have led to increased enforcement action which affects the conduct of our business. In addition, these regulations have a significant effect upon recovery agencies which supply us with tissue and increase the cost of recovery activities. Any such increase would translate into increased costs, as we would expect to reimburse the recovery agencies based on their cost of recovery.

Other regulatory entities include state agencies with statutes covering tissue banking. Regulations issued by Florida, New York, California and Maryland will be particularly relevant to our business. Most states do not currently have tissue banking regulations, but this status could change. It is possible that others may make allegations against us or against donor recovery groups or tissue banks, including those with which we have relationships, about non-compliance with applicable FDA regulations or other relevant statutes and regulations. Allegations like these could cause regulators or other authorities to take investigative or other action, or could cause negative publicity for our business and the industry in which we operate.

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

Some aspects of our business are subject to additional local, state, federal or international regulation. Changes in the laws or new interpretations of existing laws could negatively affect our business, revenues or prospects, and increase the costs associated with conducting our business. In particular, the procurement and transplantation of allograft tissue is subject to federal regulation under the National Organ Transplant Act, or NOTA, a criminal statute that prohibits the purchase and sale of human organs, including bone and other tissue. NOTA permits the payment of reasonable fees associated with the transportation, processing, preservation, quality control and storage of human tissue. If NOTA were amended or interpreted in a way that made us unable to include some of these costs in the amounts we charge our customers, it could reduce our revenues and therefore negatively impact our business. It is possible that more restrictive interpretations or expansions of NOTA could be adopted which could require us to change one or more aspects of our business, at a substantial cost, in order to continue to comply with this statute.

A variety of additional local, state, federal and international government laws and regulations govern our business, including those relating to the storage, handling, generation, manufacture, disposal of medical wastes from the processing of tissue, and collaborations with health care professionals. If we fail to conduct our business in compliance with these laws and regulations, we could be subject to significant liabilities for which our insurance may not be adequate. Moreover, such insurance may not always be available in the future on commercially reasonable terms, if at all. If our insurance proves to be inadequate to pay a damage award, we may not have sufficient funds to do so, which would harm our financial condition and liquidity.

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

Furthermore, we believe that even if the medical community generally accepts our implants and technologies, acceptance and recommendations by influential surgeons will be important to their broad commercial success. If our implants and technologies are not broadly accepted in the marketplace, we may not achieve a competitive position in the market.

Rapid technological changes could result in reduced demand for our implants.

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

Many factors affect the level and timing of donor medical releases, including the effectiveness of donor screening performed by donor recovery groups, the timely receipt, recording and review of required medical documentation, and employee loss and turnover in our medical records department. We can provide no assurance that releases will occur at levels which maximize our processing efficiency and minimize our cost per allograft processed.

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

The development of allografts and technologies for human tissue repair and treatment entails an inherent risk of product or professional liability claims, and substantial product or professional liability claims may be asserted against us. We are party to a number of legal proceedings relating to professional liability. The prevailing view among the states throughout the United States is that providing allografts is a service and not the sale of a product. As such, allografts are not subject to products liability causes of action. However, the law of a particular state could change in response to legislative changes or by judicial interpretation in a state where such issue has either not been previously addressed or prior precedent is overturned or subject to different interpretations by a court of higher precedential authority. In addition, due to the international scope of our activities we are subject to different laws which may treat allografts as products in those jurisdictions.

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

We currently have $20 million of product and professional liability insurance to cover claims. This amount of insurance may not be adequate for potential claims if we are not successful in our defenses. Moreover, insurance covering our business may not always be available in the future on commercially reasonable terms, if at all. If our insurance proves to be inadequate to pay a damage award, we may not have sufficient funds to do so, which would harm our financial condition and liquidity. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Claims against us, regardless of their merit or potential outcome, may also hurt our ability to obtain surgeon acceptance of our allografts or to expand our business.

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

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business. For example, we are currently involved in an arbitration brought by Medtronic Sofamor Danek, USA, Inc. (“MSD”), a subsidiary of Medtronic, related to events stemming from the actions of Biomedical Tissue Services, Ltd. (“BTS”), an unaffiliated company recovery agency, and the subsequent voluntary recall of allografts processed by us from tissue originating from BTS. MSD seeks indemnification from us for its legal fees, costs and expenses allegedly incurred during the defense of cases brought by recipients of these allografts. Any material litigation or arbitration, even if without merit, inevitably results in the diversion of the attention of our management and other relevant personnel. To the extent uninsured, such claims further require the expenditure of our resources for defense costs for us and for parties to whom we may have indemnification obligations. We also may be required to pay material amounts in settlement costs or damages. No assurances can be given that the results of the current arbitration or any new legal matters will be favorable to us. This claim is not covered by insurance.

In addition, we have been named as a party, along with a number of other processor defendants, in lawsuits relating to the tissue recovery practices of Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). As of December 31, 2011, there are 79 lawsuits pending against us related to the misconduct of BTS and BTS’s owner, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. These lawsuits generally allege that we were negligent in not discovering deficiencies in recovery practices at BTS. We deny the allegations and, due at least in part to the favorable law currently in place in the states where such cases are pending, i.e. New York, New Jersey, and Pennsylvania, we do not anticipate a materially adverse event arising from this litigation. However, reactions of juries cannot be predicted with reasonable reliability, and currently favorable laws in the jurisdictions may be subject to change. In addition to the favorable law, we believe that we have meritorious factual defenses to these claims, and will defend them vigorously. We have $2 million in answerable indemnity insurance, with non-eroding defense limits. Of the pending cases, however, our insurer has disclaimed coverage on approximately 33 of the cases. We believe this disclaimer is improper, and have brought a declaratory action against the insurer to obtain coverage on these disclaimed cases. Pending resolution of the declaratory action, or if the declaratory action is not resolved in our favor, we will be responsible for paying both the legal fees and any indemnification that may be owed in connection with those disclaimed cases.

An adverse resolution of lawsuits or arbitrations could adversely impact our business, financial condition or results of operations.

Any acquisitions we make may require the issuance of a significant amount of equity or debt securities and may not be scientifically or commercially successful.

As part of our business strategy, we may perform acquisitions to obtain additional businesses, product and/or process technologies, capabilities and personnel. If we make one or more significant acquisitions in which the consideration includes securities, we may be required to issue a substantial amount of equity, debt, warrants, convertible instruments or other similar securities. Such an issuance could dilute your investment in our common stock or increase our interest expense and other expenses.

Further, acquisitions involve a number of operational risks, such as:

•	difficulty and expense of assimilating the operations, technology and personnel of the acquired business;

•	our inability to retain the management, key personnel and other employees of the acquired business;

•	our inability to maintain the acquired company’s relationship with key third parties, such as alliance partners;

•	exposure to legal claims for activities of the acquired business prior to the acquisition;

•	the diversion of our management’s attention from our core business; and

•	the potential impairment of goodwill and write-off of in-process research and development costs, adversely affecting our reported results of operations.

Any one of these risks could prevent an acquisition from being scientifically or commercially successful, which could have a material impact on our results of operations not only with respect to the operations of the acquired company but with respect to us on a consolidated basis.

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

We currently have separate BioCleanse® and TUTOPLAST® processing units and laboratory operations in approximately 17,000 square feet of leased space related to processing and research in Alachua, Florida. We also currently lease approximately 3,600 square feet of separate R&D laboratory building space, 6,000 square feet of leased offsite warehouse space, and approximately 12,000 square feet of leased distribution and marketing office space in Alachua, Florida.

We also lease space at two of our recovery group locations throughout the United States.

GERMANY. Our facility in Neunkirchen consists of six buildings totaling approximately 58,000 square feet on approximately two acres of land. We own this property and believe it will be sufficient in size and condition to handle anticipated production levels for international markets into the foreseeable future.

FRANCE. Our facility in Metz consists of a small leased distribution office.

Item 3.    LEGAL PROCEEDINGS.

We are, from time to time, involved in lawsuits and arbitration proceedings relating to claims arising out of our operations in the ordinary course of business. We believe that none of these claims that were outstanding as of December 31, 2011 will have a material adverse impact on our financial position or results of operations.

The development of allografts and technologies for human tissue repair and treatment entails an inherent risk of product or professional liability claims, and substantial product or professional liability claims may be asserted against us. We are party to a number of legal proceedings relating to product or professional liability. The prevailing view among the individual states throughout the United States is that providing allografts is a service and not the sale of a product. As such, allografts are not subject to products liability causes of action. However, the law of a particular state could change in response to legislative changes or by judicial interpretation in a state where such issue has either not been previously addressed or prior precedent is overturned or subject to different interpretations by a court of higher precedential authority. In addition, due to the international scope of our activities we are subject to different laws which may treat allografts as products in those jurisdictions.

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

Medtronic Sofamor Danek, USA, Inc.

We and Medtronic Sofamor Danek, USA, Inc. (“MSD”), a subsidiary of Medtronic, Inc., (“Medtronic”), have filed claims against each other with the American Arbitration Association related to events stemming from the actions of Biomedical Tissue Services, Ltd. (“BTS”), an unaffiliated company recovery agency, and the subsequent voluntary recall of allografts processed by us from tissue originating from BTS (the “Allografts”). MSD seeks indemnification from us for its legal fees, costs and expenses allegedly incurred during the defense of cases brought by recipients of Allografts. We deny that we are obligated to indemnify MSD in respect of the Allografts. In the same proceeding, we are seeking damages from MSD due to actions taken by MSD during the recall process. Among other allegations, we allege that MSD’s actions were negligent and in breach of the contractual agreements between us and MSD. As of the filing date, hearings have concluded on the matter and post-hearing briefs are being prepared for submission to the arbitrator. Final resolution of the matter is anticipated to occur in the first quarter of 2012. The probability of a favorable or unfavorable outcome to us is unknown and a range of loss, if any, cannot be estimated at this time. However, while we believe our defenses and counterclaims are meritorious, the ultimate resolution of the matters, which is expected to occur within three months, could adversely impact our business, financial condition or results of operations. This claim is not covered by insurance.

Biomedical Tissue Service, Ltd.

We have been named as a party, along with a number of other processor defendants, in lawsuits relating to the tissue recovery practices of Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). As of December 31, 2011, there are 79 lawsuits pending against us related to the misconduct of BTS and BTS’s owner, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. These lawsuits generally allege that we were negligent in not discovering deficiencies in recovery practices at BTS. We deny the allegations and, due at least in part to the favorable law currently in place in the states where such cases are pending, i.e. New York, New Jersey, and Pennsylvania, we do not anticipate a materially adverse event arising from this litigation. However, reactions of juries cannot be predicted with reasonable reliability, and currently favorable laws in the jurisdictions may be subject to change. In addition to the favorable law, we believe that we have meritorious factual defenses to these claims, and will defend them vigorously. We have $2 million in answerable indemnity insurance, with non-eroding defense limits. Of the pending cases, however, our insurer has disclaimed coverage on approximately 33 of the cases. We believe this disclaimer is improper, and have brought a declaratory action against the insurer to obtain coverage on these disclaimed cases. Pending resolution of the declaratory action, or if the declaratory action is not resolved in our favor, we will be responsible for paying both the legal fees and any indemnification that may be owed in connection with those disclaimed cases. The probability of an unfavorable outcome to us is unknown and a range of loss, if any, cannot be estimated at this time. However, while we believe our defenses are meritorious, the ultimate resolution of the matters could adversely impact our business, financial condition or results of operations.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on the Nasdaq Stock Market under the symbol “RTIX.” The following table sets forth the range of high and low sales prices for our common stock for each quarterly period in the last two fiscal years.

2010	High	Low
First Quarter	$4.44	$3.04
Second Quarter	$4.54	$2.92
Third Quarter	$3.02	$2.09
Fourth Quarter	$2.86	$2.28

2011	High	Low
First Quarter	$2.95	$2.40
Second Quarter	$3.18	$2.54
Third Quarter	$3.82	$2.72
Fourth Quarter	$4.79	$2.82

As of February 8, 2012, we had 384 stockholders of record of our common stock. The closing sale price of our common stock on February 8, 2012 was $4.09 per share.

Stock Performance Graph

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of: (1) a broad equity market index, and (2) a published industry or line-of-business index. We selected the Standards & Poors Biotechnology Index based on our good faith determination that this index fairly represents the companies which compete in the same industry or line-of-business as we do. The chart below compares our common stock with the Nasdaq Composite Index and the Standards & Poors Biotechnology Index and assumes an investment of $100.00 on December 31, 2006 in each of the common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Standards & Poors Biotechnology Index.

Total Return Analysis	12/06	12/07	12/08	12/09	12/10	12/11
RTI Biologics, Inc.	$100.00	$148.12	$47.10	$65.51	$45.55	$75.74
NASDAQ Composite	100.00	110.66	66.41	96.54	114.06	113.16
S&P Biotechnology	100.00	96.58	106.54	98.80	100.72	123.76

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

Item 6.    SELECTED FINANCIAL DATA.

The statement of operations data set forth below for the years ended December 31, 2011, 2010, and 2009, and selected balance sheet data as of December 31, 2011, and 2010 have been derived from our audited consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2011, and 2010 and for the three years ended December 31, 2011 are included elsewhere in this Form 10-K. The selected consolidated financial data set forth below should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and accompanying notes included elsewhere in this document.

The statement of operations data set forth below for the years ended December 31, 2008, and 2007, and the balance sheet data set forth as of December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements and accompanying notes which are not included elsewhere in this Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share data)
Statements of Operations Data:
Revenues:
Fees from tissue distribution	$162,855	$161,001	$160,044	$140,886	$88,708
Other revenues	6,461	5,170	4,483	5,749	5,499

Total revenues	169,316	166,171	164,527	146,635	94,207
Costs of processing and distribution	92,102	90,168	87,034	77,821	56,557

Gross profit	77,214	76,003	77,493	68,814	37,650

Expenses:
Marketing, general and administrative	55,576	59,232	59,325	54,168	31,040
Research and development	9,806	9,435	8,899	8,143	5,190
Gain on business exchange	—	—	—	—	(197)
Restructuring charges	—	—	42	451	—
Goodwill impairment	—	134,681	—	103,007	—
Asset impairments and abandonments	61	30	208	1,402	4,185

Total expenses	65,443	203,378	68,474	167,171	40,218

Operating income (loss)	11,771	(127,375)	9,019	(98,357)	(2,568)

Other (expense) income:
Interest expense	(201)	(537)	(544)	(788)	(753)
Interest income	193	114	273	567	849
Foreign exchange (loss) gain	(159)	4	(293)	(9)	—

Total other (expense) income—net	(167)	(419)	(564)	(230)	96

Income (loss) before income tax (provision) benefit	11,604	(127,794)	8,455	(98,587)	(2,472)
Income tax (provision) benefit	(3,226)	(1,605)	(2,600)	(1,391)	376

Net income (loss)	$8,378	$(129,399)	$5,855	$(99,978)	$(2,096)

Net income (loss) per common share—basic	$0.15	$(2.36)	$0.11	$(2.00)	$(0.07)

Net income (loss) per common share—diluted	$0.15	$(2.36)	$0.11	$(2.00)	$(0.07)

Weighted average shares outstanding—basic	55,150,886	54,729,608	54,349,391	49,912,154	29,824,816

Weighted average shares outstanding—diluted	55,354,675	54,729,608	54,772,489	49,912,154	29,824,816

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$46,178	$28,212	$17,382	$20,076	$18,560
Working capital	124,064	125,629	114,944	90,189	70,621
Total assets	230,027	225,758	354,507	334,080	135,966
Long-term obligations—less current portion	143	1,877	11,029	3,183	1,875
Total stockholders’ equity	172,419	161,936	289,889	281,050	111,643

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Executive Level Overview:

RTI Biologics, Inc., together with its subsidiaries, produces orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues. We process donated human musculoskeletal and other tissues, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera, and dermal tissues, as well as bovine animal tissues to produce allograft and xenograft implants by utilizing our proprietary BIOCLEANSE ® and TUTOPLAST® sterilization processes. We process and distribute human and bovine animal tissues for use in the fields of sports medicine, spine, surgical specialties, bone graft substitutes, and general orthopedic and dental. We market our implants through a direct distribution organization, as well as through a network of independent distributors to hospitals and surgeons in the United States and internationally. We were founded in 1997 and are headquartered in Alachua, Florida

Domestic sales and services accounted for 88% of total revenues in 2011. Most of our implants are marketed directly to doctors, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International sales and services accounted for 12% of total revenues in 2011. Our implants are marketed in approximately 30 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months.

Our principal goals are to honor the gift of donated tissue, donor families, and patients while building our competitive strength in the marketplace to increase revenues, profitability and cash flow as we focus on improved operational efficiency, productivity and asset management. We are making investments in new implant and product development and our U.S. direct distribution network to fuel growth in 2012 beyond. In addition, we actively look externally for new products / technologies to augment our existing implant offerings.

We continue to maintain our commitment to research and development and the introduction of new strategically targeted allograft and xenograft implants as well as focused clinical efforts to support their acceptance in the marketplace.

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

Intangible assets generally consist of patents, trademarks, procurement contracts, customer lists, non-compete agreements, distribution agreements and acquired exclusivity rights. Patents and trademarks are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful lives of between 8 and 16 years. Procurement contracts, customer lists, acquired exclusivity rights, non-compete agreements and distribution agreements are amortized over estimated useful lives of between 5 to 25 years.

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

Based on the then existing economic environment and the severe decline in our stock price beginning late in the second quarter of 2010 and sustained through year-end 2010, and the significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require an interim goodwill impairment analysis as of September 30, 2010. For purposes of this analysis, estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting unit based on future discounted cash flows, and the market approach, which estimates the fair value of our reporting unit on comparable market prices. Based on the goodwill impairment analysis performed, we recorded a $134,681 goodwill impairment charge for the remaining balance of goodwill on the balance sheet during the third quarter of 2010. The goodwill impairment charge did not affect our liquidity, nor does it affect any financial covenants of our credit agreements. We concluded our goodwill impairment assessment in the fourth quarter of 2010, which resulted in no change to the goodwill impairment charge recorded during the third quarter of 2010.

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

On September 3, 2010, we entered into a new exclusive distribution agreement (the “Agreement”) with Zimmer Dental Inc. (“Zimmer”), a subsidiary of Zimmer, Inc., with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of the Agreement, we have agreed supply sterilized allograft and xenograft implants (the “Implants”) at an agreed upon transfer price, and Zimmer has agreed to be the exclusive distributor of the Implants for dental and oral applications worldwide (except the Ukraine), subject to certain obligations we have under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer’s exclusive distribution rights, Zimmer agreed to the following: 1) payment to us of $13.0 million within ten days of the effective date (the “Upfront Payment”) which was paid in October, 2010, 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year, and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer’s ability to distribute the Implants, Zimmer may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the Agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by us to the satisfaction of Zimmer. The Upfront Payment and the Annual Exclusivity Fees are deferred as received and will be recognized as other revenues over the term of the Agreement based on the expected escalating annual purchase minimums relative to the total minimum purchase requirements in the Agreement. Additionally, we have considered the potential impact of the Agreement’s contractual refund provisions and we do not expect these provisions to impact future expected revenue related to the Agreement.

On July 13, 2009, we and Davol Inc., a subsidiary of C.R. Bard, Inc. (“Davol”), amended the January 2006 distribution agreement with TMI. Under the amended agreement, 1) Davol paid us $8.0 million in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay us certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid us the first revenue milestone payment of $3.5 million. The $8.0 million and $3.5 million exclusivity payments have been deferred and are being recognized as other revenue on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. The straight-line method approximates the expected pattern of product distribution based on the distribution agreement’s annual minimum purchase requirements.

On May 14, 2007, we entered into an exclusive distribution agreement with Zimmer with an initial term of ten years, relating to certain new bone graft substitutes implants. As part of the agreement, Zimmer made payments to us totaling $5,000 for the aforementioned exclusive distribution rights, and has to maintain certain minimum order volumes through the duration of the contract. The $5,000 exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation.

Off Balance-Sheet Arrangements

As of December 31, 2011, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Regulatory Approvals

•	March 2011: Three commercial partner spine grafts cleared in New Zealand

•	June 2011: Two commercial partner DBM products approved in South Korea

•	October 2011: Two commercial partner dental membrane products approved in Columbia

•	October 2011: BioSet® bone paste approved in Columbia.

Certifications, Accreditations and Inspections

•	May 2011: SGS ISO 13485 surveillance audit at our Alachua, Florida facility.

•	June 2011: German Health Authority (District Government of Upper Bavaria) inspection at our Alachua, Florida facility.

•	July 2011: Food and Drug Administration (“FDA”) inspection at our Dallas, Texas RTI Donor Services facility.

•	October 2011: U.S. Food and Drug Administration (“FDA”) tissue bank inspection at our Alachua, Florida facility.

All registrations, licensures, certifications and accreditations were renewed or continued and no regulatory actions are pending from state and federal inspections.

Recalls

•

March 2011: We initiated a voluntary recall with the Center for Devices and Radiological Health (“CDRH”) for 25 Regenaform® Allograft Moldable Blocks 1cm x 4cm x 0.5cm 2cc grafts which are utilized in general orthopedics and dental applications. These grafts were recalled due to incorrect product codes applications to our labels which denotes the measurement.

•

May 2011: We initiated a voluntary recall with the Center for Biologics Evaluation and Research (“CBER”). This pending recall was for one BioCleanse® Semitendinosus tendon. This tissue was distributed from a donor that was determined ineligible upon receiving late arriving information. All activities are completed and the closure was requested from the FDA on May 16, 2011.

Results of Operations

The following tables set forth, in both dollars and as a percentage of revenues, the results of our operations for the years indicated:

	Year Ended December 31,
	2011		2010		2009
	(Dollars in thousands)
Statement of Operations Data:
Revenues:
Fees from tissue distribution	$162,855		$161,001		$160,044
Other revenues	6,461		5,170		4,483

Total revenues	169,316	100.0%	166,171	100.0%	164,527	100.0%
Costs of processing and distribution	92,102	54.4	90,168	54.3	87,034	52.9

Gross profit	77,214	45.6	76,003	45.7	77,493	47.1

Expenses:
Marketing, general and administrative	55,576	32.8	59,232	35.6	59,325	36.1
Research and development	9,806	5.8	9,435	5.7	8,899	5.4
Restructuring charges	—	—	—	—	42	—
Goodwill impairment	—	—	134,681	81.1	—	—
Asset abandonments	61	—	30	—	208	0.1

Total expenses	65,443	38.6	203,378	122.4	68,474	41.6

Operating income (loss)	11,771	7.0	(127,375)	(76.7)	9,019	5.5

Other (expense) income:
Interest expense	(201)	(0.1)	(537)	(0.3)	(544)	(0.3)
Interest income	193	0.1	114	0.1	273	0.2
Foreign exchange (loss) gain	(159)	(0.1)	4	—	(293)	(0.2)

Total other expense—net	(167)	(0.1)	(419)	(0.2)	(564)	(0.3)

Income (loss) before income tax provision	11,604	6.9	(127,794)	(76.9)	8,455	5.2
Income tax provision	(3,226)	(1.9)	(1,605)	(1.0)	(2,600)	(1.6)

Net income (loss)	$8,378	5.0%	$(129,399)	(77.9%)	$5,855	3.6%

	Year Ended December 31,			Percent Change
	2011	2010	2009	2011/2010	2010/2009
Fees from tissue distribution:
Sports medicine	$48,122	$45,065	$39,533	6.8%	14.0%
Spine	39,722	33,906	41,087	17.2%	-17.5%
Surgical specialties	30,328	26,871	26,278	12.9%	2.3%
BGS and general orthopedic	26,291	25,413	23,161	3.5%	9.7%
Dental	18,392	29,746	29,985	-38.2%	-0.8%
Other revenues	6,461	5,170	4,483	25.0%	15.3%

Total revenues	$169,316	$166,171	$164,527	1.9%	1.0%

Domestic revenues	$148,315	$147,943	$141,275	0.3%	4.7%
International revenues	21,001	18,228	23,252	15.2%	-21.6%

Total revenues	$169,316	$166,171	$164,527	1.9%	1.0%

2011 Compared to 2010

Revenues.    Our total revenues increased $3.1 million, or 1.9%, to $169.3 million for the year ended December 31, 2011 compared to $166.2 million for the year ended December 31, 2010.

Sports Medicine—Revenues from sports medicine allografts increased $3.1 million, or 6.8%, to $48.1 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. Sports medicine revenues increased primarily as a result of increases in unit volumes of 10.2% due to higher number of tendons distributed partially offset by lower average revenue per unit of 3.1% due primarily to changes in product mix.

Spine—Revenues from spinal allografts increased $5.8 million, or 17.2%, to $39.7 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. Spine revenues increased primarily as a result of increases in unit volumes of 15.5% due to an inventory reduction of approximately $6.0 million from our largest spine distributor that took place in the first half of 2010.

Surgical Specialties—Revenues from surgical specialty allografts increased $3.5 million, or 12.9%, to $30.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. Surgical specialties revenues increased primarily as a result of higher unit volumes of 2.5% and increases in average revenue per unit of 10.4% due primarily to changes in product mix.

Bone Graft Substitutes (BGS) and General Orthopedic—Revenues from BGS and general orthopedic allografts increased $878,000, or 3.5%, to $26.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. BGS and general orthopedic revenues increased primarily as a result of higher unit volumes of 1.1% and higher average revenues per unit of 2.6% due to changes in product mix.

Dental—Revenues from dental allografts decreased $11.4 million, or 38.2%, to $18.4 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. Dental revenues decreased primarily as a result of a 27.0% decrease in average revenue per unit, which was a function of the new exclusive distribution agreement with our dental distributor. Effective September 30, 2010, we changed from a marketing fee structure to a transfer fee structure, which lowered distribution revenue per unit. Additionally, unit volumes decreased 15.0% primarily due to a $4.0 million stocking order at transfer fees related to the new exclusive distribution agreement with our dental distributor that took place in the third and fourth quarters of 2010.

Other Revenues—Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $1.3 million, or 25.0%, to $6.5 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was due to higher deferred revenue amortization resulting from exclusivity payments received from our dental and surgical specialties distributors.

Foreign Currency Fluctuations—For the year ended December 31, 2011, foreign currency exchange fluctuations resulted in an increase in total revenues of $875,000 due to a 4.9% decrease in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Costs of Processing and Distribution.    Costs of processing and distribution increased by $1.9 million, or 2.1%, to $92.1 million for the year ended December 31, 2011. The increase in cost of processing and distribution was primarily due to volume increases and changes in product mix.

As a percentage of revenues, costs of processing and distribution increased from 54.3% for the year ended December 31, 2010 to 54.4% for the year ended December 31, 2011 due primarily to the new distribution agreement with our dental distributor effective September 30, 2010, where all orders are distributed at transfer fees resulting in lower average revenues per unit, partially offset by higher production levels and operating efficiencies for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses decreased by $3.7 million, or 6.2%, to $55.6 million for the year ended December 31, 2011 from $59.2 million for the year ended December 31, 2010. Marketing, general and administrative expenses decreased as a percentage of revenues from 35.6% for the year ended December 31, 2010 to 32.8% for the year ended December 31, 2011. The decrease in marketing, general and administrative expenses was primarily due to decreases in distributor commissions attributable to the new distribution agreement with our dental distributor effective September 30, 2010, partially offset by increases in compensation, legal, and marketing programs.

Research and Development Expenses.    Research and development expenses increased by $371,000, or 3.9%, to $9.8 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. As a percentage of revenues, research and development expenses increased from 5.7% for the year ended December 31, 2010 to 5.8% for the year ended December 31, 2011. These increases are primarily due to increases in research tissue and studies expenses of $410,000 and $120,000, respectively, partially offset by decreases in compensation expenses of $200,000.

Goodwill Impairment and Asset Abandonments.    Asset abandonments were $61,000 for the year ended December 31, 2011, compared to $30,000 the year ended December 31, 2010. We recognized a $134.7 million loss on goodwill impairment during the year ended December 31, 2010.

Net Other (Expense) Income.    Net other expense was $167,000 for the year ended December 31, 2011 compared to $419,000 for the year ended December 31, 2010. Interest expense decreased by $336,000 for the year ended December 31, 2011 to $201,000 from $537,000 for the year ended December 31, 2010 due a reduction in interest bearing long-term obligations. Interest income increased by $79,000 for the year ended December 31, 2011 to $193,000 from $114,000 for the year ended December 31, 2010 due to higher average balances of cash and cash equivalents than the comparable prior year period. Foreign exchange loss was $159,000 for the year ended December 31, 2011 compared to an exchange gain of $4,000 for the year ended December 31, 2010 due to changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision.    Income tax provision for the year ended December 31, 2011 was $3.2 million compared to $1.6 million for the year ended December 31, 2010. Our effective tax rate for the year ended December 31, 2011 and 2010 was 27.8% and (1.3)%, respectively. Our effective tax rate for the year ended December 31, 2011 was positively impacted by the de-recognition of an uncertain tax liability resulting from new safe harbor guidance issued by the Internal Revenue Service regarding the deductibility of success based fees. The effective tax rate was negatively impacted in the year ended December 31, 2010 by the non-deductible goodwill impairment.

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

Other Revenues—Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $687,000, or 15.3%, to $5.2 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase was due to higher deferred revenue amortization resulting from exclusivity payments received from our dental and surgical specialty distributors.

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

Based on the then existing economic environment, the severe decline in our stock price beginning late in the second quarter of 2010 and sustained through year-end, and the significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require an interim goodwill impairment analysis as of September 30, 2010. For purposes of this analysis, estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting unit based on future discounted cash flows, and the market approach, which estimates the fair value of our reporting unit on comparable market prices. Based on the goodwill impairment analysis, we recorded a $134.7 million goodwill impairment charge for the remaining balance of goodwill on the balance sheet during the year ended December 31, 2010. The goodwill impairment charge did not affect our liquidity or financial covenants. We concluded our goodwill impairment assessment in the fourth quarter of 2010 which resulted in no change to the goodwill impairment charge recorded during the third quarter of 2010.

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

Income Tax Provision.    Income tax provision for the year ended December 31, 2010 was $1.6 million compared to an income tax provision of $2.6 million for the year ended December 31, 2009. Our effective tax rate for the year ended December 31, 2010 and 2009 was (1.3)% and 30.8%, respectively. Our effective tax rate for the year ended December 31, 2010 as compared to 2009 was negatively impacted by the non-deductible goodwill impairment for the year ended December 31, 2010.

Liquidity and Capital Resources

Our working capital at December 31, 2011 decreased $1.5 million to $124.1 million from $125.6 million at December 31, 2010. The decrease in working capital was primarily due to a decrease in inventories and deferred tax assets partially offset by an increase in cash and cash equivalents on hand. At December 31, 2011, we had 45 days of revenues outstanding in trade accounts receivable, an increase of 1 day compared to December 31, 2010. The increase was due to lower cash receipts from customers than shipments and corresponding billings to customers during 2011. At December 31, 2011 we had 300 days of inventory on hand, a decrease of 40 days compared to December 31, 2010. The decrease was primarily as a result of heightened focus on our management of inventory. We had $46.2 million of cash and cash equivalents at December 31, 2011.

Our long term obligations at December 31, 2011 decreased $2.4 million to $591,000 from $3.0 million at December 31, 2010. The decrease in long term obligations was primarily due to our paying down $2.1 million of our term loans. At December 31, 2011, we have $17.1 million of borrowing capacity available under our revolving credit facilities.

As of December 31, 2011, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

Certain Commitments.

On September 3, 2010, we entered into a new exclusive distribution agreement (the “Agreement”), with Zimmer Dental Inc. (“Zimmer”), a subsidiary of Zimmer, Inc., with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of the Agreement, we have agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer has agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except the Ukraine), subject to certain obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer’s exclusive distribution rights, Zimmer agreed to the following: 1) payment to the Company of $13.0 million within ten days of the effective date (“the Upfront Payment”), 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year, and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer’s ability to distribute the Implants, Zimmer may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the Agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by us to the satisfaction of Zimmer. The Upfront Payment and the Annual Exclusivity Fees are deferred as received and will be recognized as other revenues over the term of the Agreement based on the escalating annual purchase minimums relative to the total minimum purchase requirements in the Agreement. Additionally, we have considered the potential impact of the Agreement’s contractual refund provisions and we do not expect these provisions to impact future expected revenue related to the Agreement.

On September 10, 2010, we entered into an Exclusive License Agreement (the “Exclusive License”) with Athersys, pursuant to which Athersys will provide us access to its Multipotent Adult Progenitor Cell (“MAPC”) technologies to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications. In consideration for the Exclusive License, we agreed to pay Athersys the following: 1) a non-refundable $3.0 million license fee, payable in three time-based $1.0 million installments, the last of which was paid in the first quarter of 2011, 2) payment of $2.0 million contingent upon successful achievement of certain development milestones which we have recorded in accrued expenses, and 3) up to $32.5 million contingent upon achievement of certain cumulative revenue milestones in future years. In addition, we will pay Athersys royalties from the distribution of implants under a tiered royalty structure based on achievement of certain cumulative revenue milestones. The term of the Exclusive License Agreement is the longer of five years, or the remaining life of any patent or trade secret. These acquired licensing rights are being amortized to expense on a straight-line basis over the expected life of the asset.

On November 24, 2008, we entered into a License Agreement with LifeNet Health, Inc. to license from LifeNet Health certain intellectual property rights that may be used in or useful to our tissue processing efforts. The term of the License Agreement is for seven years or the remaining life of any patent covered by the License Agreement, whichever is longer. Total monetary consideration for the License Agreement is $4.9 million, to be paid in five annual installments of approximately $1.0 million in each of November 2008 through 2012. The asset is being expensed on a straight-line basis over the life of the asset.

On May 14, 2007, we entered into an exclusive distribution agreement with Zimmer with an initial term of 10 years, relating to certain new bone graft substitutes products. As part of the agreement, Zimmer made payments to us totaling $5.0 million for the aforementioned exclusive distribution rights, and has to maintain certain minimum order volumes through the duration of the contract. The $5.0 million exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation.

The Company’s short-term and long-term obligations and availability of credit as of December 31, 2011 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Short-term obligations:
Credit facilities	$—	$2,201

Total short-term obligations	—	2,201

Long-term obligations:
Credit facility	—	14,905
Long-term obligations	131	—
Capital leases	460	—

Total long-term obligations	591	14,905

Total obligations	$591	$17,106

We have two outstanding term loans with German banks. The first term loan of 63,000 Euro, or $82,000, maturing March 31, 2012 has an associated interest rate swap agreement. Under this agreement, we pay a fixed interest rate of 5.15% and payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant. The second term loan of 38,000 Euro, or $49,000, maturing September 30, 2012 has a fixed interest rate of 5.75%.

We also have capital leases with interest rates ranging from 5.00% to 8.46% and maturity dates from May 2013 through December 2013.

We have a total of four revolving credit facilities, one credit facility with a U.S. bank and three credit facilities with German banks. We have $17.1 million total available credit on the four revolving credit facilities at December 31, 2011. As of December 31, 2011, there were no amounts outstanding on any of the four revolving credit facilities.

On July 21, 2010, we entered into a second amendment to our credit agreement with Mercantile Bank, a division of Toronto-Dominion Bank. Under the second amendment to the credit agreement, 1) the revolving U.S. credit facility was increased from $10 million to $15 million, available based on levels of accounts receivable and inventories, 2) the revolving credit facility’s maturity date was extended from February 3, 2011 to July 21, 2012, and 3) a $5 million compensating balance requirement was eliminated. The revolving credit facility contains various restrictive covenants which limit, among other things, indebtedness and liens and is secured by our domestic accounts receivable, inventory and certain processing equipment. The current interest rate for this line of credit is 4.25%.

Under the terms of the revolving credit facilities with three German banks, we may borrow up to 1.7 million Euro, or approximately $2.3 million, for working capital needs. The 1 million Euro revolving credit facility is secured by a mortgage on our German facility. The 500,000 Euro revolving credit facility is secured by accounts receivable of our German subsidiary. The 200,000 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 3.30% to 6.18%.

The following table provides a summary of our debt obligations, operating lease payments, estimated future expenditures, other purchase obligations, and unrecognized tax benefits as of December 31, 2011.

	Contractual Payments Due by Period
	Total	2012	2013	2014	2015	After 2015
	(In thousands)
Debt obligations	$591	$448	$135	$8	$—	$—
Operating lease payments	2,349	1,312	714	165	79	79
Other significant obligations(1)	5,061	4,854	207	—	—	—
Unrecognized tax benefits	567	—	—	567	—	—

Total	$8,568	$6,614	$1,056	$740	$79	$79

(1)	These amounts consist of contractual obligations for tissue recovery development grants and licensing fees.

As of December 31, 2011, we had state net operating loss carryforwards of $18.0 million, research tax credit carryforwards of $5.0 million, and we have consumed all of our federal net operating loss carryforwards. We anticipate a portion of these amounts will be utilized to offset our tax liability in 2012, with any remainder used in ensuing years. When these carryforwards are fully utilized, they will reduce our income taxes payable by $6.4 million.

Impact of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and processing tools and supplies. We do not believe that the relatively low rates of inflation experienced in the United States since the time we began operations have had any material effect on our business.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2012. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and Germany, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. Except for an interest rate swap associated with 63,000 Euros (or $82,000) of long-term debt over six years that was started March 31, 2006 we have not entered into derivative transactions related to cash and cash equivalents or debt. Accordingly, we are subject to changes in interest rates. Based on December 31, 2011 outstanding intercompany balances, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on December 31, 2011 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. This report appears on page 44.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information set forth under the caption “Directors and Executive Officers” in our definitive proxy statement to be used in connection with our 2012 Annual Meeting of Stockholders is incorporated by reference. Information relating to our Code of Ethics that applies to our senior financial professionals is available on our website at www.rtix.com/codeofethics.aspx.

Item 11.  EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive Compensation” in our definitive proxy statement to be used in connection with our 2012 Annual Meeting of Stockholders is incorporated by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the captions “Beneficial Ownership of Common Stock by Certain Stockholders and Management” and “Securities Authorized For Issuance Under Equity Compensation Plans” in our definitive proxy statement to be used in connection with our 2012 Annual Meeting of Stockholders is incorporated by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement to be used in connection with our 2012 Annual Meeting of Stockholders is incorporated by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information set forth under the caption “Audit Matters” in our definitive proxy statement to be used in connection with our 2012 Annual Meeting of Stockholders is incorporated by reference.

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

The following consolidated financial statement schedule is filed as part of this Report:

Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009 is included in the Consolidated Financial Statements of RTI Biologics, Inc. and subsidiaries on page 70. All other financial statement schedules are omitted because they are inapplicable, not required or the information is indicated elsewhere in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RTI Biologics, Inc.

Alachua, Florida

We have audited the accompanying consolidated balance sheets of RTI Biologics, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Effectiveness of Internal Controls. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTI Biologics, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

February 15, 2012

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$46,178	$28,212
Accounts receivable—less allowances of $323 at December 31, 2011 and $490 at December 31, 2010	20,674	20,126
Inventories—net	76,598	87,278
Prepaid and other current assets	4,883	7,646
Deferred tax assets—net	11,348	15,810

Total current assets	159,681	159,072
Property, plant and equipment—net	44,532	43,346
Deferred tax assets—net	11,700	7,099
Other intangible assets—net	13,654	15,611
Other assets—net	460	630

Total assets	$230,027	$225,758

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$11,141	$12,570
Accrued expenses	19,378	14,340
Deferred tax liabilities	—	939
Current portion of deferred revenue	4,650	4,474
Current portion of long-term obligations	448	1,120

Total current liabilities	35,617	33,443
Long-term obligations—less current portion	143	1,877
Other long-term liabilities	920	3,135
Deferred tax liabilities	339	249
Deferred revenue	20,589	25,118

Total liabilities	57,608	63,822

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 55,568,345 and 54,806,762 shares issued and outstanding, respectively	56	55
Additional paid-in capital	411,699	408,849
Accumulated other comprehensive loss	(2,184)	(1,438)
Accumulated deficit	(237,138)	(245,516)
Less treasury stock, 133,296 shares, at cost	(14)	(14)

Total stockholders’ equity	172,419	161,936

Total liabilities and stockholders’ equity	$230,027	$225,758

See notes to consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Fees from tissue distribution	$162,855	$161,001	$160,044
Other revenues	6,461	5,170	4,483

Total revenues	169,316	166,171	164,527
Costs of processing and distribution	92,102	90,168	87,034

Gross profit	77,214	76,003	77,493

Expenses:
Marketing, general and administrative	55,576	59,232	59,325
Research and development	9,806	9,435	8,899
Restructuring charges	—	—	42
Goodwill impairment	—	134,681	—
Asset abandonments	61	30	208

Total expenses	65,443	203,378	68,474

Operating income (loss)	11,771	(127,375)	9,019

Other (expense) income:
Interest expense	(201)	(537)	(544)
Interest income	193	114	273
Foreign exchange (loss) gain	(159)	4	(293)

Total other expense—net	(167)	(419)	(564)

Income (loss) before income tax provision	11,604	(127,794)	8,455
Income tax provision	(3,226)	(1,605)	(2,600)

Net income (loss)	$8,378	$(129,399)	$5,855

Net income (loss) per common share—basic	$0.15	$(2.36)	$0.11

Net income (loss) per common share—diluted	$0.15	$(2.36)	$0.11

Weighted average shares outstanding—basic	55,150,886	54,729,608	54,349,391

Weighted average shares outstanding—diluted	55,354,675	54,729,608	54,772,489

See notes to consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2009	$55	$403,746	$(765)	$(121,972)	$(14)	$281,050
Net income	—	—	—	5,855	—	5,855
Foreign currency translation adjustment	—	—	391	—	—	391

Comprehensive income	—	—	391	5,855	—	6,246
Exercise of common stock options	—	525	—	—	—	525
Stock-based compensation	—	1,882	—	—	—	1,882
Income tax benefit from nonqualified stock option exercises	—	186	—	—	—	186

Balance, December 31, 2009	55	406,339	(374)	(116,117)	(14)	289,889

Net loss	—	—	—	(129,399)	—	(129,399)
Foreign currency translation adjustment	—	—	(1,064)	—	—	(1,064)

Comprehensive loss	—	—	(1,064)	(129,399)	—	(130,463)
Exercise of common stock options	—	764	—	—	—	764
Stock-based compensation	—	1,758	—	—	—	1,758
Change in income tax benefit from stock-based compensation	—	(12)	—	—	—	(12)

Balance, December 31, 2010	55	408,849	(1,438)	(245,516)	(14)	161,936

Net income	—	—	—	8,378	—	8,378
Foreign currency translation adjustment	—	—	(746)	—	—	(746)

Comprehensive (loss) income	—	—	(746)	8,378	—	7,632
Exercise of common stock options	1	1,121	—	—	—	1,122
Stock-based compensation	—	1,973	—	—	—	1,973
Change in income tax benefit from stock-based compensation	—	(244)	—	—	—	(244)

Balance, December 31, 2011	$56	$411,699	$(2,184)	$(237,138)	$(14)	$172,419

See notes to consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$8,378	$(129,399)	$5,855
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,026	7,498	7,139
Amortization of deferred financing costs	22	82	72
Provision for bad debts and product returns	450	166	209
Provision for inventory writedowns	4,840	2,107	1,940
Amortization of deferred revenue	(4,353)	(2,917)	(2,283)
Deferred income tax (expense) benefit	(1,584)	1,719	1,529
Stock-based compensation	1,973	1,758	1,882
Goodwill and intangible asset impairments	—	134,681	—
Tax benefit attributable from exercise of stock options	313	—	212
Excess tax benefit from exercise of stock options	(282)	—	(186)
Loss on asset abandonments	61	30	200
Write-off of capitalized patent and trademark expenses	—	—	8
Changes in assets and liabilities:
Accounts receivable	(1,054)	1,681	(7,665)
Inventories	5,558	4,095	(20,540)
Prepaid and other current assets	2,717	(1,612)	1,984
Other long-term assets	147	289	(790)
Accounts payable	(2,564)	(5,126)	2,007
Accrued expenses	5,353	792	(4,866)
Other non-current liabilities	(234)	(2,955)	919
Deferred revenue	—	16,500	8,000

Net cash provided by (used in) operating activities	27,767	29,389	(4,374)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,345)	(3,244)	(4,422)
Proceeds from sale of property, plant and equipment	—	—	18
Patent and acquired intangible asset costs	(2,139)	(3,812)	(387)

Net cash used in investing activities	(8,484)	(7,056)	(4,791)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,122	764	525
Excess tax benefit from exercise of stock options	282	—	186
Net proceeds on short-term obligations	—	(1,947)	(2,092)
Proceeds from long-term obligations	—	9,750	13,103
Payments on long-term obligations	(2,600)	(20,074)	(5,358)

Net cash (used in) provided by financing activities	(1,196)	(11,507)	6,364

Effect of exchange rate changes on cash and cash equivalents	(121)	4	107

Net increase (decrease) in cash and cash equivalents	17,966	10,830	(2,694)
Cash and cash equivalents, beginning of year	28,212	17,382	20,076

Cash and cash equivalents, end of year	$46,178	$28,212	$17,382

See notes to consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(In thousands, except share and per share data)

1.    Business

RTI Biologics, Inc. (“the Company”), and its subsidiaries recover and process human and animal tissue. The processing transforms the tissue into either conventional or precision machined allograft implants (human) or xenograft implants (animal), for orthopedic and other surgical applications to promote the natural healing of human bone and other human tissue. These implants are distributed domestically and internationally, for use in reconstruction and fracture repair.

2.    Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Tutogen Medical, Inc. (“TMI”), RTI Biologics, Inc. – Cardiovascular (inactive), Biological Recovery Group (inactive), and RTI Services, Inc. The consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.

RTIDS is a taxable not-for-profit entity organized and controlled by the Company. RTIDS is the corporate entity that is responsible for procuring tissue for the Company. Expenses incurred by RTIDS to procure tissue are passed through to the Company. RTIDS has no significant assets or liabilities except for its intercompany accounts receivable and accounts payable to tissue recovery agencies. The Company pays all expenses of RTIDS.

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

Foreign Currency Translation—The functional currency of the Company’s German subsidiary is the Euro. Assets and liabilities of the foreign subsidiary are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. The resulting translation adjustments, representing unrealized, noncash gains and losses are recorded and presented as a component of comprehensive (loss) income. Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income or loss as they occur and are included in net other (expense) income in the consolidated statements of operations.

Derivative Instruments—The Company accounts for its hedging activities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Accounting for Derivatives and Hedging Activities, as amended. FASB ASC 815 requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value. Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive (loss) income. The Company’s policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor the hedge to determine if it continues to be effective. The Company does not enter into or hold derivative instruments for trading or speculative purposes. The Company has an interest rate swap agreement as disclosed in Note10 of the financial statements.

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

Accounts Receivable Allowances—The Company maintains allowances for doubtful accounts based on the Company’s review and assessment of payment history and its estimate of the ability of each customer to make payments on amounts invoiced. If the financial condition of any of its customers were to deteriorate, additional allowances might be required. From time to time the Company must adjust its estimates. Changes in estimates of the collection risk related to accounts receivable can result in decreases and increases to current period net income.

Inventories—Implantable donor tissue inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Inventory writedowns are recorded for unprocessed donor tissue based on the estimated amount of inventory that will not pass the quality control process based on historical data, and the amount of inventory that is not readily distributable or is unusable. In addition, provisions for inventory writedowns are estimated for tissue in process inventory that is not readily distributable or is unusable. Any implantable donor tissue deemed to be obsolete is included in the writedown at the time the determination is made.

Recalls—The Company accrues the estimated cost of recalls at the date the recall is initiated. The cost of recalls is primarily comprised of implant replacement costs. The Company had two recalls in both 2011 and 2010, and in 2009 the Company had one recall. The Company incurred immaterial costs related to all of the recalls for the years ended December 31, 2011, 2010 and 2009.

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

Debt Issuance Costs—Debt issuance costs include costs incurred to obtain financing and are amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt. Debt issuance costs are included in other assets—net in the accompanying consolidated balance sheets.

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

Goodwill—FASB ASC 350, Goodwill and Other Intangible Assets, requires companies to test goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company has one reporting unit and the annual impairment test is performed at each year-end unless indicators of impairment are present and require more frequent testing. The Company currently does not have any identifiable intangible assets with indefinite useful lives.

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

Based on the then existing economic environment and the severe decline in the Company’s stock price beginning late in the second quarter of 2010 and sustained through year-end 2010, and the significant gap between the book and market value of the Company’s equity, the Company concluded that there were sufficient indicators to require an interim goodwill impairment analysis as of September 30, 2010. For purposes of this analysis, estimates of fair value were based on a combination of the income approach, which estimates the fair value of the Company’s reporting unit based on future discounted cash flows, and the market approach, which estimates the fair value of the Company’s reporting unit on comparable market prices. Based on the goodwill impairment analysis performed, the Company recorded a $134,681 goodwill impairment charge for the remaining balance of goodwill on the balance sheet during the third quarter of 2010. The goodwill impairment charge did not affect the Company’s liquidity, nor does it affect any financial covenants of the Company’s credit agreements. The Company concluded its goodwill impairment assessment in the fourth quarter of 2010, which resulted in no change to the goodwill impairment charge recorded during the third quarter of 2010.

Intangible Assets—ASC 350 requires that definite lived intangible assets subject to amortization be tested for recoverability at the asset group level in accordance with ASC 360. The Company had one asset group for the year ended December 31, 2011. The recoverability test is described in the Company’s accounting policy for long-lived assets set forth above.

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

On September 3, 2010, the Company and Zimmer Dental Inc. (“Zimmer”), a subsidiary of Zimmer, Inc., entered into a new exclusive distribution agreement (the “Agreement”), with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of the Agreement, the Company has agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer has agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer’s exclusive distribution rights, Zimmer agreed to the following: 1) payment to the Company of $13,000 within ten days of the effective date (“the Upfront Payment”), 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year, and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer’s ability to distribute the Implants, Zimmer may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the Agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by the Company to the satisfaction of Zimmer. The Upfront Payment and the Annual Exclusivity Fees are deferred as received and will be recognized as other revenues over the term of the Agreement based on the expected contractual escalating annual purchase minimums relative to the total contractual minimum purchase requirements in the Agreement. Additionally, the Company has considered the potential impact of the Agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to the Agreement.

On July 13, 2009, the Company and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement, 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The $8,000 and $3,500 exclusivity payments have been deferred and are being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. The straight-line method approximates the expected pattern of product distribution based on the distribution agreement’s contractual annual minimum purchase requirements.

On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer with an initial term of ten years, relating to certain new bone graft substitutes implants. As part of the agreement, Zimmer made payments to the Company totaling $5,000 for the aforementioned exclusive distribution rights, and has to maintain certain minimum order volumes through the duration of the contract. The $5,000 exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation.

The Company’s aforementioned revenue recognition methods related to the Zimmer and Davol distribution agreements do not result in the deferral of revenue less than amounts that would be refundable in the event the agreements were to be terminated in future periods. Additionally, the Company evaluates the appropriateness of the aforementioned revenue recognition methods on an ongoing basis.

The Company records estimated distribution returns, discounts, rebates and other distribution incentives as a reduction of revenue in the same period revenue is recognized. Estimates of distribution returns are recorded for anticipated distribution returns based on historical distributions and returns information. Estimates of discounts, rebates and other distribution incentives are recorded based on contractual terms, historical experience and trend analysis.

Other Revenues—Other revenues consists of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees.

Stock-Based Compensation Plans—The Company accounts for its stock-based compensation plans in accordance with FASB ASC 718, Accounting for Stock Compensation. FASB ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of FASB ASC 718, and U.S. Securities and Exchange Commission Staff, Accounting Bulletin No. 107, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award).

The Company elected to use the modified prospective transition method as permitted by ASC 718 and, therefore, financial results for periods prior to 2006 were not restated. Under this transition method, stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 includes expense for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718. Since the adoption of ASC 718, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of ASC 718.

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

	Year Ended December 31,
	2011	2010	2009
Basic shares	55,150,886	54,729,608	54,349,391
Effect of dilutive securities:
Stock options	203,789	—	423,098

Diluted shares	55,354,675	54,729,608	54,772,489

Options to purchase 5,636,892 shares of common stock at prices ranging from $1.76 to $14.95 per share which were outstanding as of December 31, 2011 were included in the computation of diluted EPS because dilutive shares are factored into the calculation of EPS when a profit from continuing operations is reported.

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

Presentation of Comprehensive (Loss) Income—In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive (Loss) Income (Topic 220)—Presentation of Comprehensive (Loss) Income (ASU 2011-05), to require an entity to present the total of comprehensive (loss) income, the components of net (loss) income, and the components of other comprehensive (loss) income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive (loss) income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2012 and should be applied retrospectively. Comprehensive (loss) income includes cumulative foreign currency translation adjustments.

3.    Stock-Based Compensation

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

The following weighted-average assumptions were used to determine the fair value of options under FASB ASC 718:

	Year Ended December 31,
	2011	2010	2009
Expected term (years)	6.50	6.29	6.27
Risk free interest rate	2.72%	3.13%	2.25%
Volatility factor	66.27%	66.61%	63.42%
Dividend yield	—	—	—

Stock Options

Outstanding options under all option plans vest over a one to five year period. Options expire ten years from the date of grant.

As of December 31, 2011, there was $3,052 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.17 years.

Stock options outstanding and exercisable at December 31, 2011 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	6,308,182	$5.79
Granted	641,000	2.69
Exercised	(489,300)	2.29
Forfeited or expired	(822,990)	9.52

Outstanding at December 31, 2011	5,636,892	$5.19	5.07	$3,033

Vested or expected to vest at December 31, 2011	5,472,856	$5.25	4.97	$2,836

Exercisable at December 31, 2011	3,857,092	$5.89	3.64	$1,188

Available for grant at Decembers31, 2011	4,478,278

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value.

For the years ended December 31, 2011, 2010, and 2009, the Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation:
Costs of processing and distribution	$207	$153	$338
Marketing, general and administrative	1,705	1,485	1,443
Research and development	61	120	101

Total	$1,973	$1,758	$1,882

For the years ended December 31, 2011, 2010, and 2009, the Company recognized total income tax benefits from stock-based compensation of $660, $477, and $470, respectively.

Other information concerning stock options is as follows:

	Year Ended December 31,
	2011	2010	2009
Weighted average fair value of options granted	$1.71	$2.56	$1.83
Aggregate intrinsic value of options exercised	926	242	857

The aggregate intrinsic value of options exercised in a year represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices, of the options exercised during the year.

Restricted Stock Awards

During 2011, the Company granted 272,283 shares of restricted stock with a weighted-average grant date fair value of $2.69 which vest over one and three year periods. As of December 31, 2011, there was $261 of total unrecognized compensation expense related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a period of 0.93 years.

4.    Inventories

Inventories by stage of completion are as follows:

	December 31,
	2011	2010
Unprocessed donor tissue	$24,365	$27,774
Tissue in process	26,251	30,688
Implantable donor tissue	24,266	27,092
Supplies	1,716	1,724

	$76,598	$87,278

For the years ended December 31, 2011, 2010, and 2009, the Company had inventory write-downs of $4,840, $2,107, $1,940, respectively, relating primarily to product obsolescence.

5.    Prepaid and Other Current Assets

Prepaid and other current assets are as follows:

	December 31,
	2011	2010
Exclusivity fees receivable	$—	$4,000
Other	4,883	3,646

	$4,883	$7,646

6.    Property, Plant and Equipment

Property, plant and equipment are as follows:

	December 31,
	2011	2010
Land	$1,789	$1,816
Buildings and improvements	43,219	42,992
Processing equipment	27,677	27,376
Office equipment, furniture and fixtures	2,182	2,025
Computer equipment and software	3,870	3,881
Construction in process	6,127	258
Equipment under capital leases:
Processing equipment	396	285
Computer equipment	744	744

	86,004	79,377
Less accumulated depreciation	(41,472)	(36,031)

	$44,532	$43,346

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $6,039, $5,798, and $5,632, respectively.

7.    Other Intangible Assets

Other intangible assets are as follows:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$4,425	$1,266	$4,392	$1,032
Acquired exclusivity rights	2,941	2,043	2,941	1,671
Acquired licensing rights	10,850	2,904	10,850	1,692
Marketing and procurement intangible assets	2,944	1,293	2,964	1,141

Total	$21,160	$7,506	$21,147	$5,536

On September 10, 2010, the Company entered into an Exclusive License Agreement with Athersys, Inc. (“Athersys”), pursuant to which Athersys will provide the Company access to its Multipotent Adult Progenitor Cell (“MAPC”) technologies to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications. In consideration for the Exclusive License, the Company agreed to pay Athersys the following: 1) a non-refundable $3,000 license fee, payable in three time-based $1,000 installments, the last of which was paid in the first quarter of 2011, 2) payment of $2,000 contingent upon successful achievement of certain development milestones which the Company has recorded in accrued expenses, and 3) up to $32,500 contingent upon achievement of certain cumulative revenue milestones in future years.

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

On December 15, 2006 the Company recorded $2,908 in marketing and procurement intangibles related to CryoLife’s orthopedic sports medicine business which are recorded in other intangible assets.

Patents are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful life of between 8 and 16 years. The acquired exclusivity rights are being amortized over eight years, the remaining term of the amended distribution agreement. Acquired licensing rights and marketing and procurement intangible assets are amortized over estimated useful lives of between 5 to 25 years. Amortization expense for the years ended December 31, 2011, 2010, and 2009 was $1,987, $1,700, and $1,507, respectively. At December 31, 2011, management’s estimates of amortization expense for the next five years are as follows:

Amortization Expense
2012	2,100
2013	2,100
2014	1,800
2015	1,500
2016	1,000

$8,500

8.    Other Assets

Other assets are as follows:

	December 31,
	2011	2010
Debt issuance costs	$54	$194
Other	442	590

	496	784
Less accumulated amortization	(36)	(154)

	$460	$630

The Company recognized interest expense associated with the amortization of its debt issuance costs for the years ended December 31, 2011, 2010, and 2009 of $22, $82 and $72, respectively.

9.    Accrued Expenses

Accrued expenses are as follows:

	December 31,
	2011	2010
Accrued compensation	$4,267	$3,372
Accrued donor recovery fees	2,730	1,535
Accrued distributor fees and marketing commissions	577	429
Accrued severance	—	40
Accrued licensing fees	3,131	3,354
Accrued taxes	4,332	161
Accrued professional service fees	310	544
Other	4,031	4,905

	$19,378	$14,340

The Company accrues for the estimated recovery fees due to third party recovery agencies as tissue is received.

10.    Short and Long-Term Obligations

Short and long-term obligations are as follows:

	December 31,
	2011	2010
Term loans	$131	$2,307
Capital leases	460	690

	591	2,997
Less current portion	(448)	(1,120)

Long-term portion	$143	$1,877

The Company has two outstanding term loans with German banks. The first term loan of 63 Euro, or $82, maturing March 31, 2012 has an associated interest rate swap agreement. Under this agreement, the Company pays a fixed interest rate of 5.15% and payments or receipts on the agreement are recorded as adjustments to interest expense. Such adjustments have not been significant. The second term loan of 38 Euro, or $49, maturing September 30, 2012 has a fixed interest rate of 5.75%.

The Company has capital leases with interest rates ranging from 5.00% to 8.46% and maturity dates from May 2013 through December 2013.

The Company has a total of four revolving credit facilities, one credit facility with a U.S. bank and three credit facilities with German banks. Total available credit on the Company’s four revolving credit facilities at December 31, 2011 and December 31, 2010 was $17,106 and $13,709, respectively. As of December 31, 2011 and 2010, there were no amounts outstanding on any of the four revolving credit facilities.

On July 21, 2010, the Company entered into a second amendment to its credit agreement with Mercantile Bank, a division of Toronto-Dominion Bank. Under the second amendment to the credit agreement, 1) the revolving U.S. credit facility was increased from $10,000 to $15,000, available based on levels of accounts receivable and inventories, 2) the revolving credit facility’s maturity date was extended from February 3, 2011 to July 21, 2012, and 3) a $5,000 compensating balance requirement was eliminated. The revolving credit facility contains various restrictive covenants which limit, among other things, indebtedness and liens, and is secured by the Company’s domestic accounts receivable, inventory and certain processing equipment. The current interest rate for this line of credit is 4.25%.

Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euro, or approximately $2,311, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 3.30% to 6.18%.

The Company was in compliance with all covenants related to its credit facilities and term loans as of December 31, 2011.

As of December 31, 2011, contractual maturities of long-term obligations are as follows:

	Term Loans	Capital Leases	Total
2012	$131	$317	$448
2013	—	135	135
2014	—	8	8

	$131	$460	$591

11.    Income Taxes

The Company’s income tax provision consists of the following components:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$(842)	$(162)	$(187)
State	(925)	—	—
International	(2,965)	(588)	—

Total current	(4,732)	(750)	(187)

Deferred:
Federal	(20)	(325)	(1,694)
State	630	(241)	(205)
International	896	(289)	(514)

Total deferred	1,506	(855)	(2,413)

Total income tax provision	$(3,226)	$(1,605)	$(2,600)

The components of the deferred tax assets and liabilities consisted of the following at:

	December 31, 2011		December 31, 2010
	Deferred Income Tax		Deferred Income Tax
	Asset	Liability	Asset	Liability
Current:
International	$59	$—	$—	$(939)
Allowance for bad debts	98	—	—	—
Inventory	5,257	—	6,914	—
Net operating losses	—	—	3,299	—
Tax credits	1,077	—	1,680	—
Accrued liabilities	4,606	—	3,860	—
Deferred revenue	251	—	—	—
Other	—	—	57	—

Total current	11,348	—	15,810	(939)

Noncurrent:
Fixed assets	—	(1,621)	—	(2,254)
Intangibles	543	—	321	—
International	—	(339)	—	(249)
Investments	2,025	—	2,025	—
Deferred revenue	7,941	—	4,029	—
Net operating losses	677	—	540	—
Tax credits	2,604	—	2,895	—
Other	—	—	12	—
Valuation allowance	(469)	—	(469)	—

Total noncurrent	13,321	(1,960)	9,353	(2,503)

Total	$24,669	$(1,960)	$25,163	$(3,442)

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $469 have been established at both December 31, 2011 and 2010, against a portion of the deferred tax assets relating to certain state net operating loss carryforwards.

The Company recorded a tax benefit from the exercise of stock options in the amount of $313, $0, and $212 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the Company has consumed all of its federal net operating loss carryforwards. The Company has state net operating loss carryforwards of $17,996 that will expire in the years 2018, 2020 to 2024 and 2027.

As of December 31, 2011, the Company has research tax credit carryforwards of $4,410 that will expire in years 2023 through 2031. As of December 31, 2011, the Company has alternative minimum tax credit carryforwards of $544.

The Company expects the domestic deferred tax assets of $22,989, net of the valuation allowance at December 31, 2011 of $469, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. Valuation allowances have been recorded for certain state tax loss carryforwards as the Company does not believe that it will have future income in the state to utilize the loss carryforwards.

United States income taxes have not been provided on the undistributed earnings of the Company’s German subsidiary. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to permanently reinvest earnings in its German subsidiary.

Excluding the non-deductible goodwill impairment in 2010, over the previous three years the Company has improved its business model to produce predictable earnings through the following:

•	improved tissue availability

•	renegotiated distributor agreements

•	the acquisition of TMI

•	increased diversification of product portfolio

•	reduced concentration risk on independent distributors

The Company considered the improvements in its operating performance, as well as the impact of recent losses resulting from the non-deductible goodwill impairment in 2010 as it relates to the realization of remaining net deferred tax assets, and based on the weight of evidence, among other facts and circumstances, management determined that it was more likely than not that such net deferred tax assets would be realized.

At December 31, 2011 the Company had $1,674 of unrecognized tax benefits, of which $567 were recorded in other liabilities and $1,107 of unrecognized tax benefits were recorded net against deferred tax assets in the accompanying consolidated balance sheet. During 2011, the Internal Revenue Service provided safe harbor guidance to its Large Business & International examiners regarding the deductibility of transaction fees incurred as part of the Company’s merger with TMI in 2008, and as a result the Company de-recognized an uncertain tax liability which reduced income tax expense in 2011 by $800.

The Company’s unrecognized tax benefits are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Opening balance	$2,341	$1,269	$897
Additions based on tax positions related to the current year	154	210	240
Additions for tax positions of prior years	—	862	493
Reductions for tax positions of prior years	(821)	—	(361)
Settlements	—	—	—

	$1,674	$2,341	$1,269

The unrecognized tax benefits, if recognized, would favorably impact the Company’s effective tax rate. The Company does not anticipate any significant changes to its unrecognized tax benefits in 2012.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. There were no interest and penalties recorded in 2011, 2010 and 2009 and no interest and penalties accrued at December 31, 2011 and 2010.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations for years before 2008.

The effective tax rate differs from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2011	2010	2009
Statutory federal rate	35.00%	35.00%	34.00%
State income taxes—net of federal tax benefit	1.95%	(0.12%)	3.03%
Impairment of goodwill	—	(36.89%)	—
Research tax credits	(3.30%)	0.48%	(11.03%)
Exercise of incentive stock options	—	—	2.85%
Unrecognized tax benefits	(6.90%)	—	2.61%
Miscellaneous	1.05%	0.27%	(0.71%)

Effective tax rate	27.80%	(1.26%)	30.75%

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

13.    Retirement Benefits

The Company has a qualified 401(k) plan available to all United States employees who meet certain eligibility requirements. The 401(k) plan allows each employee to contribute up to the annual maximum allowed under the Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee’s earnings. For the years ended December 31, 2011, 2010 and 2009, the Company’s contributions to the plan were $1,359, $1,358 and $1,343, respectively.

14.    Concentrations of Risk

Distribution—The Company’s principal concentration of risk is related to its limited distribution channels. The Company’s revenues include the distribution efforts of eleven independent companies with significant revenues coming from three of the distribution companies, Medtronic, Zimmer, and Davol. For years ended December 31, 2011, 2010 and 2009, the amount of revenues derived from Medtronic were approximately 19%, 18% and 22%, respectively. For year ended December 31, 2011, 2010 and 2009, the amount of revenues derived from Zimmer was approximately 12%, 15% and 22%, respectively. For years ended December 31, 2011, 2010 and 2009, the amount of revenues derived from Davol were approximately 11%, 9% and 9%, respectively.

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

15.    Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Year Ended December 31,
	2011	2010	2009
Cash paid for interest	$128	$453	$472
Income taxes paid	410	652	505
Purchases of property, plant, and equipment financed through capital leases	111	743	—
Change in accrual for purchases of property, plant and equipment	1,056	311	175
Payable for aquired licensing rights	—	3,000	950
Excess income tax benefit from stock option exercises	283	—	186

16.    Commitments and Contingencies

Potential Value Added Tax (VAT) Assessment—In 2008, the Company was audited by the German value added tax (“VAT”) authorities and received potential cumulative assessments of 1,669 Euro, or $2,212 as of December 31, 2010. The Company had not accrued a liability for this contingency as it did not believe that it was probable that it would ultimately be required to pay the assessment to the German VAT authorities. During the fourth quarter of 2011, the Company successfully resolved the issue with the German VAT authorities and the favorable resolution resulted in no impact to the Company’s financial statements.

Distribution Agreement with Zimmer—On September 3, 2010, the Company and Zimmer Dental Inc. (“Zimmer”), a subsidiary of Zimmer, Inc., entered into a new exclusive distribution agreement (the “Agreement”), with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of the Agreement, the Company has agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer has agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer’s exclusive distribution rights, Zimmer agreed to the following: 1) payment to the Company of $13,000 within ten days of the effective date (“the Upfront Payment”), 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year, and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer’s ability to distribute the Implants, Zimmer may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the Agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by the Company to the satisfaction of Zimmer. The Upfront Payment and the Annual Exclusivity Fees are deferred as received and will be recognized as other revenues over the term of the Agreement based on the expected contractual escalating annual purchase minimums relative to the total contractual minimum purchase requirements in the Agreement. Additionally, the Company has considered the potential impact of the Agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to the Agreement.

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

Distribution Agreement with Davol—On July 13, 2009, the Company and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement, 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The $8,000 and $3,500 exclusivity payments have been deferred and are being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. The straight-line method approximates the expected pattern of product distribution based on the distribution agreement’s contractual annual minimum purchase requirements.

Distribution Agreement with Zimmer—On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer with an initial term of ten years, relating to certain new bone graft substitutes implants. As part of the agreement, Zimmer made payments to the Company totaling $5,000 for the aforementioned exclusive distribution rights, and has to maintain certain minimum order volumes through the duration of the contract. The $5,000 exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation.

The Company’s aforementioned revenue recognition methods related to the Zimmer and Davol distribution agreements do not result in the deferral of revenue less than amounts that would be refundable in the event the agreements were to be terminated in future periods. Additionally, the Company evaluates the appropriateness of the aforementioned revenue recognition methods on an ongoing basis.

Leases—The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2016. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2011, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

Future minimum lease commitments under non-cancelable operating leases as of December 31, 2011 are as follows:

Operating Leases
2012	$1,312
2013	714
2014	165
2015	79
2016	79

$2,349

Rent expense for the years ended December 31, 2011, 2010, and 2009 was $1,041, $1,019, and $1,222, respectively, and is included as a component of marketing, general and administrative expenses.

17.     Legal and Regulatory Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2011 will have a material adverse impact on its financial position or results of operations.

Medtronic Sofamor Danek, USA, Inc.—The Company and Medtronic Sofamor Danek, USA, Inc. (“MSD”), a subsidiary of Medtronic, Inc., (“Medtronic”), have filed claims against each other with the American Arbitration Association related to events stemming from the actions of Biomedical Tissue Services, Ltd. (“BTS”), an unaffiliated company recovery agency, and the subsequent voluntary recall of allografts processed by the Company from tissue originating from BTS (the “Allografts”). MSD seeks indemnification from the Company for its legal fees, costs and expenses allegedly incurred during the defense of cases brought by recipients of Allografts. The Company denies that it is obligated to indemnify MSD in respect of the Allografts. In the same proceeding, the Company is seeking damages from MSD due to actions taken by MSD during the recall process. Among other allegations, the Company alleges that MSD’s actions were negligent and in breach of the contractual agreements between the Company and MSD. As of the filing date, hearings have concluded on the matter and post-hearing briefs are being prepared for submission to the arbitrator. Final resolution of the matter is anticipated to occur in the first quarter of 2012. The probability of a favorable or unfavorable outcome to the Company is unknown and a range of loss, if any, cannot be estimated at this time. However, while the Company believes its defenses and counterclaims are meritorious, the ultimate resolution of the matters, which is expected to occur within three months, could adversely impact the Company’s business, financial condition or results of operations. This claim is not covered by insurance.

Biomedical Tissue Service, Ltd.—The Company has been named as a party, along with a number of other processor defendants, in lawsuits relating to the tissue recovery practices of Biomedical Tissue Service, Ltd., an unaffiliated recovery agency (“BTS”). As of December 31, 2011, there are 79 lawsuits pending against the Company related to the misconduct of BTS and BTS’s owner, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. These lawsuits generally allege that the Company was negligent in not discovering deficiencies in recovery practices at BTS. The Company denies the allegations and, due at least in part to the favorable law currently in place in the states where such cases are pending, i.e. New York, New Jersey, and Pennsylvania, the Company does not anticipate a materially adverse event arising from this litigation. However, reactions of juries cannot be predicted with reasonable reliability, and currently favorable laws in the jurisdictions may be subject to change. In addition to the favorable law, the Company believes it has meritorious factual defenses to these claims, and will defend them vigorously. The Company has $2 million in answerable indemnity insurance, with non-eroding defense limits. Of the pending cases, however, our insurer has disclaimed coverage on approximately 33 of the cases. The Company believes this disclaimer is improper, and has brought a declaratory action against the insurer to obtain coverage on these disclaimed cases. Pending resolution of the declaratory action, or if the declaratory action is not resolved in the Company’s favor, the Company will be responsible for paying both the legal fees and any indemnification that may be owed in connection with those disclaimed cases. The probability of an unfavorable outcome to the Company is unknown and a range of loss, if any, cannot be estimated at this time. However, while we believe our defenses are meritorious, the ultimate resolution of the matters could adversely impact our business, financial condition or results of operations.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

18.     Segment Data

The Company processes human and bovine animal tissue and distributes the tissue through various distribution channels. The Company’s lines of business are comprised primarily of five implant categories: sports medicine, spine, dental, surgical specialties, BGS and general orthopedic. The following table presents revenues from tissue distribution, and other revenues and percentage of total revenues for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
Fees from tissue distribution:
Sports medicine	$48,122	28.4%	$45,065	27.1%	$39,533	24.0%
Spine	39,722	23.5%	33,906	20.4%	41,087	25.0%
Surgical specialties	30,328	17.9%	26,871	16.2%	26,278	16.0%
BGS and general orthopedic	26,291	15.5%	25,413	15.3%	23,161	14.1%
Dental	18,392	10.9%	29,746	17.9%	29,985	18.2%
Other revenues	6,461	3.8%	5,170	3.1%	4,483	2.7%

Total revenues	$169,316	100.0%	$166,171	100.0%	$164,527	100.0%

Domestic revenues	$148,315	87.6%	$147,943	89.0%	$141,275	85.9%
International revenues	21,001	12.4%	18,228	11.0%	23,252	14.1%

Total revenues	$169,316	100.0%	$166,171	100.0%	$164,527	100.0%

For the years ended December 31, 2011, 2010 and 2009, the Company derived approximately 19%, 18% and 22%, respectively, of its total revenues from Medtronic.

For the years ended December 31, 2011, 2010 and 2009, the Company derived approximately 12%, 15% and 22% respectively, of its total revenues from Zimmer.

For the years ended December 31, 2011, 2010 and 2009, the Company derived approximately 11%, 9% and 9%, respectively, of its total revenues from Davol.

For the years ended December 31, 2011, 2010 and 2009, the Company derived approximately 12%, 11% and 14%, respectively, of its total revenues from foreign distribution.

As of December 31, 2011, the Company had $31,532 of net property, plant and equipment located domestically, and $13,000 of net property, plant and equipment located at its processing facility in Germany.

19.     Quarterly Results of Operations (Unaudited)

The following table sets forth the results of operations for the periods indicated:

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Quarter Ended:
Revenues	$40,646	$43,482	$42,257	$42,931
Gross profit	18,337	19,719	19,323	19,709
Net income	1,248	2,018	2,742	2,370
Net income per common share:
Basic	$0.02	$0.04	$0.05	$0.04
Diluted	0.02	0.04	0.05	0.04

During 2011, the Company experienced an increase in fees from tissue distribution in the sports medicine, spine, surgical specialties and BGS and general orthopedic implant categories and a decrease in its dental implant category. Sports medicine and BGS and general orthopedic implant categories were positively impacted by increases in unit volumes, favorable product distribution mixes and increased market penetration through our direct distribution force both domestically and internationally. The unit volume of the Company’s spine implant category normalized during 2011 after a $6,000 inventory reduction from our largest spine distributor in the first half of 2010. The Company’s dental implant category was affected by a new exclusive distribution agreement with our exclusive dental distributor, effective September 30, 2010, which changed distributions from a marketing fee structure to a transfer fee structure. In addition, the Company experienced an increase in the other revenues category during 2011. The increase in the other revenues category was affected by higher deferred revenue amortization resulting from exclusivity payments from our dental and surgical specialties distributors received in the fourth quarter of 2010, which favorably impacted gross profit.

The following table sets forth the results of operations for the periods indicated:

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Quarter Ended:
Revenues	$37,779	$41,180	$41,836	$45,376
Gross profit	17,057	18,858	19,886	20,202
Net (loss) income	(54)	948	(133,059)	2,766
Net income (loss) per common share:
Basic	$—	$0.02	$(2.43)	$0.05
Diluted	—	0.02	(2.43)	0.05

During 2010, the Company experienced an increase in fees from tissue distribution in the sports medicine and BGS and general orthopedic implant categories and a decrease in its spine and dental implant categories. Sports medicine and BGS and general orthopedic implant categories were positively impacted by increases in unit volumes, favorable product distribution mixes and increased market penetration through our direct distribution force both domestically and internationally. The Company’s dental implant category was affected by a new exclusive distribution agreement with our exclusive dental distributor which changed distributions from a marketing fee structure to a transfer fee structure. The Company’s spine implant category was negatively impacted by a $6,000 inventory reduction from our largest spine distributor in the first half of 2010. In addition, the Company experienced an increase in the other revenues category during 2010. The increase in the other revenues category was affected by higher deferred revenue amortization resulting from exclusivity payments from our dental and surgical specialties distributors received in the fourth quarter of 2010, which favorably impacted gross profit. During the third quarter of 2010, the Company recorded a goodwill impairment of $134,681.

20.     Subsequent Events

The Company evaluated subsequent events as of the issuance date of the financial statements, February 15, 2012, as defined by FASB ASC 855 Subsequent Events, and identified no subsequent events that require adjustment to, or disclosure of, in these financial statements except for the receipt of the Company’s annual exclusivity payment of $3.0 million from Zimmer relating to the exclusive dental distribution agreement on January 24, 2012.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions- Write-offs, Payments	Balance at End of Period
For the year ended December 31, 2011:
Allowance for doubtful accounts	$190	$133	—	$323
Allowance for product returns	300	317	234	383
Allowance for obsolescence	11,513	4,840	8,182	8,171
Deferred tax asset valuation allowance	469	—	—	469
For the year ended December 31, 2010:
Allowance for doubtful accounts	1,103	$48	$961	190
Allowance for product returns	193	118	11	300
Allowance for obsolescence	12,131	2,107	2,726	11,513
Deferred tax asset valuation allowance	469	—	—	469
For the year ended December 31, 2009:
Allowance for doubtful accounts	1,231	92	220	1,103
Allowance for product returns	504	117	428	193
Allowance for obsolescence	16,826	1,940	6,635	12,131
Deferred tax asset valuation allowance	488	—	19	469

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 15, 2012	RTI BIOLOGICS, INC.

	By:	/s/ Brian K. Hutchison
Brian K. Hutchison
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian K. Hutchison Brian K. Hutchison	President and Chief Executive Officer (Principal Executive Officer)	February 15, 2012

/s/ Robert P. Jordheim Robert P. Jordheim	Executive Vice President and Chief Financial Officer	February 15, 2012

/s/ Dean H. Bergy Dean H. Bergy	Chairman	February 15, 2012

/s/ Julianne M. Bowler Julianne M. Bowler	Director	February 15, 2012

/s/ Philip R. Chapman Philip R. Chapman	Director	February 15, 2012

/s/ Roy D. Crowninshield Roy D. Crowninshield	Director	February 15, 2012

/s/ Peter F. Gearen Peter F. Gearen	Director	February 15, 2012

/s/ Gregory P. Rainey Gregory P. Rainey	Director	February 15, 2012

/s/ Adrian J.R. Smith Adrian J.R. Smith	Director	February 15, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of RTI Biologics, Inc.[1]

3.2	Bylaws.[2]

4.3	Specimen Stock Certificate.[3]

10.1*	Omnibus Stock Option Plan.[3]

10.2*	Year 2000 Compensation Plan.[3]

10.3*	RTI Biologics, Inc. 2004 Equity Incentive Plan.[4]

10.4*	Form of Nonqualified Stock Option Grant Agreement.[5]

10.5*	Form of Incentive Stock Option Grant Agreement.[5]

10.6	License Agreement, dated November 24, 2008, between RTI Biologics, Inc. and LifeNet Health, Inc.†[6]

10.7	Credit Agreement, dated January 28, 2008, between RTI Biologics, Inc. and Mercantile Bank.[6]

10.8	First Amendment to the Credit Agreement, dated June 11, 2009, between RTI Biologics, Inc. and Mercantile Bank.[7]

10.9*	RTI Biologics, Inc. 2010 Equity Incentive Plan.[8]

10.10	Second Amendment to the Credit Agreement, dated July 21, 2010, between RTI Biologics, Inc. and Mercantile Bank.[9]

10.11	Exclusive Distribution Agreement between RTI Biologics, Inc. and Zimmer Dental Inc., dated as of September 3, 2010 and effective as of September 30, 2010.†[10]

10.12*	RTI Biologics, Inc. Executive Nonqualified Excess Plan.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Brian K. Hutchison, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert P. Jordheim, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Brian K. Hutchison, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in RTI Biologics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

32.2	Certification of Robert P. Jordheim, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in RTI Biologics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Incorporated by reference to our Current Report on Form 8-K filed February 29, 2008.
[2]	Incorporated by reference to our Current Report on Form 8-K filed August 4, 2008.
[3]	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-35756).
[4]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
[5]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
[6]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.
[7]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
[8]	Incorporated by reference to our Proxy Statement on Form DEF 14A filed March 18, 2010
[9]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
[10]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.
*	Indicates a management contract or any compensatory plan, contract, or arrangement.
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.