Form 10-Q
period 2012-03-31
RTI Biologics, Inc.
filed 2012-05-02
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Shares of common stock, $0.001 par value, outstanding on April 26, 2012: 55,832,891

RTI BIOLOGICS, INC.

FORM 10-Q For the Quarter Ended March 31, 2012

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$47,588	$46,178
Accounts receivable - less allowances of $370 at March 31, 2012 and $323 at December 31, 2011	19,576	20,674
Inventories - net	75,657	76,598
Prepaid and other current assets	6,221	4,883
Deferred tax assets - net	9,984	11,348

Total current assets	159,026	159,681

Property, plant and equipment - net	46,337	44,532
Deferred tax assets - net	12,605	11,700
Other intangible assets - net	13,145	13,654
Other assets - net	615	460

Total assets	$231,728	$230,027

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$11,142	$11,141
Accrued expenses	16,333	19,378
Current portion of deferred revenue	4,650	4,650
Current portion of long-term obligations	357	448

Total current liabilities	32,482	35,617

Long-term obligations - less current portion	38	143
Other long-term liabilities	828	920
Deferred tax liabilities	310	339
Deferred revenue	22,425	20,589

Total liabilities	56,083	57,608

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 55,832,891 and 55,568,345 shares issued and outstanding, respectively	56	56
Additional paid-in capital	412,351	411,699
Accumulated other comprehensive loss	(1,592)	(2,184)
Accumulated deficit	(235,136)	(237,138)
Less treasury stock, 138,297 and 133,296 shares, at cost	(34)	(14)

Total stockholders’ equity	175,645	172,419

Total liabilities and stockholders’ equity	$231,728	$230,027

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Fees from tissue distribution	$42,121	$39,519
Other revenues	1,622	1,127

Total revenues	43,743	40,646
Costs of processing and distribution	23,637	22,309

Gross profit	20,106	18,337

Expenses:
Marketing, general and administrative	14,374	13,909
Research and development	2,827	2,418
Asset abandonments	16	57

Total operating expenses	17,217	16,384

Operating income	2,889	1,953

Other (expense) income:
Interest expense	—	(56)
Interest income	46	42
Foreign exchange gain (loss)	9	(70)

Total other income (expense) - net	55	(84)

Income before income tax provision	2,944	1,869
Income tax provision	(942)	(621)

Net income	2,002	1,248

Other comprehensive income:
Unrealized foreign currency translation gain	592	1,022

Comprehensive income	$2,594	$2,270

Net income per common share - basic	$0.04	$0.02

Net income per common share - diluted	$0.04	$0.02

Weighted average shares outstanding - basic	55,712,485	54,889,759

Weighted average shares outstanding - diluted	55,923,946	54,984,707

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,002	$1,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,909	1,925
Provision for bad debts and product returns	92	343
Provision for inventory write-downs	1,137	1,693
Amortization of deferred revenue	(1,164)	(1,006)
Deferred income tax provision	241	320
Stock-based compensation	525	499
Change in assets and liabilities:
Accounts receivable	1,078	2,055
Inventories	68	483
Accounts payable	(42)	(1,057)
Accrued expenses	(3,321)	(2,885)
Deferred revenue	3,000	—
Other operating assets and liabilities	(1,194)	2,800
Other adjustments	34	62

Net cash provided by operating activities	4,365	6,480

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,803)	(494)
Patent and acquired intangible asset costs	(65)	(1,021)

Net cash used in investing activities	(2,868)	(1,515)

Cash flows from financing activities:
Proceeds from exercise of common stock options	100	185
Payments on long-term obligations	(199)	(276)
Other financing activities	(20)	—

Net cash used in financing activities	(119)	(91)

Effect of exchange rate changes on cash and cash equivalents	32	60

Net increase in cash and cash equivalents	1,410	4,934
Cash and cash equivalents, beginning of period	46,178	28,212

Cash and cash equivalents, end of period	$47,588	$33,146

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2012

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other
	Common	Paid-In	Comprehensive	Accumulated	Treasury
	Stock	Capital	Loss	Deficit	Stock	Total

Balance, December 31, 2011	$56	$411,699	$(2,184)	$(237,138)	$(14)	$172,419

Net income	—	—	—	2,002	—	2,002
Foreign currency translation adjustment	—	—	592	—	—	592
Exercise of common stock options	—	100	—	—	—	100
Stock-based compensation	—	525	—	—	—	525
Purchase of treasury stock	—	—	—	—	(20)	(20)
Change in tax benefit from stock-based compensation	—	27	—	—	—	27

Balance, March 31, 2012	$56	$412,351	$(1,592)	$(235,136)	$(34)	$175,645

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

3.	Summary of Significant Accounting Policies

Presentation of Comprehensive (Loss) Income—In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive (Loss) Income (Topic 220)—Presentation of Comprehensive (Loss) Income (ASU 2011-05), to require an entity to present the total of comprehensive (loss) income, the components of net (loss) income, and the components of other comprehensive (loss) income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive (loss) income as part of the statement of equity. ASU 2011-05 was effective in the first quarter of 2012 and was applied retrospectively. Accumulated other comprehensive (loss) income includes cumulative foreign currency translation adjustments.

4.	Stock-Based Compensation

The Company has five stock-based compensation plans under which employees, consultants and outside directors have received stock options and restricted stock awards. The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of common stock at closing on the date of the grant. Stock options generally have ten-year contractual terms and vest over a one to five year period from the date of grant. The Company’s policy is to grant restricted stock awards at a fair value equal to 100% of the market value of a share of common stock at closing on the date of the grant. Restricted stock awards generally vest over one to three year periods.

1998 Stock Option Plan, 2004 Equity Incentive Plan and 2010 Equity Incentive Plan—The Company adopted equity incentive plans in 1998 (the “1998 Plan”), 2004 (the “2004 Plan”) and 2010 (the “2010 Plan”), which provide for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company and consultants and advisors. The 1998, 2004 and 2010 Plans allow for up to 4,406,400, 2,000,000 and 5,000,000 shares, respectively, of common stock to be issued with respect to awards granted. New stock options may no longer be awarded under the 1998 Plan.

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

Stock Options

As of March 31, 2012, there was $4,162 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.70 years.

Stock options outstanding, exercisable and available for grant at March 31, 2012 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at January 1, 2012	5,636,892	$5.19
Granted	756,000	4.02
Exercised	(42,480)	2.36
Forfeited or expired	(196,500)	7.00

Outstanding at March 31, 2012	6,153,912	$5.01	5.60	$1,484

Vested or expected to vest at March 31, 2012	5,974,960	$5.05	5.50	$1,432

Exercisable at March 31, 2012	3,965,912	$5.72	3.89	$749

Available for grant at March 31, 2012	3,696,212

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value.

Other information concerning stock options are as follows:

	Three Months Ended
	March 31,
	2012	2011

Weighted average fair value of stock options granted	$2.45	$1.71
Aggregate intrinsic value of stock options exercised	63	22

The aggregate intrinsic value of stock options exercised in a period represents the cumulative difference between the fair market value of the underlying common stock and the stock option exercise prices, of the stock options exercised during the period.

Restricted Stock Awards

During the first quarter of 2012, the Company granted 222,066 shares of restricted stock with a weighted-average grant date fair value of $4.02 which vest over one and three year periods. As of March 31, 2012, there was $936 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.03 years.

For the three months ended March 31, 2012 and 2011, the Company recognized stock-based compensation as follows:

	Three Months Ended
	March 31,
	2012	2011

Stock-based compensation:
Costs of processing and distribution	$57	$54
Marketing, general and administrative	452	429
Research and development	16	16

Total	$525	$499

5.	Earnings Per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended
	March 31,
	2012	2011

Basic shares	55,712,485	54,889,759
Effect of dilutive securities:
Stock options	211,461	94,948

Diluted shares	55,923,946	54,984,707

For the three months ended March 31, 2012 and 2011, approximately 4,381,000 and 5,914,000, respectively, of issued stock options were not included in the computation of diluted EPS because they were anti-dilutive since their exercise price exceeded their market price.

6.	Inventories

Inventories by stage of completion are as follows:

	March 31,	December 31,
	2012	2011

Unprocessed donor tissue	$24,111	$24,365
Tissue in process	27,676	26,251
Implantable donor tissue	22,259	24,266
Supplies	1,611	1,716

	$75,657	$76,598

For the three months ended March 31, 2012 and 2011, the Company had inventory write-downs of $1,137 and $1,693, respectively, relating primarily to product obsolescence.

7.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	March 31,	December 31,
	2012	2011

Land	$1,824	$1,789
Buildings and improvements	43,388	43,219
Processing equipment	28,546	27,677
Office equipment, furniture and fixtures	2,573	2,182
Computer equipment and software	3,741	3,870
Construction in process	7,838	6,127
Equipment under capital leases:
Processing equipment	396	396
Computer equipment	744	744

	89,050	86,004
Less accumulated depreciation	(42,713)	(41,472)

	$46,337	$44,532

Depreciation expense of property, plant and equipment was $1,408 and $1,431 for the three months ended March 31, 2012 and 2011, respectively.

8.	Other Intangible Assets

Other intangible assets are as follows:

	March 31, 2012		December 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$4,456	$1,369	$4,425	$1,266
Acquired exclusivity rights	2,941	2,136	2,941	2,043
Acquired licensing rights	10,850	3,206	10,850	2,904
Marketing and procurement intangible assets	2,955	1,346	2,944	1,293

Total	$21,202	$8,057	$21,160	$7,506

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists, and non-compete agreements.

Amortization expense of other intangible assets for the three months ended March 31, 2012 and 2011 was $501 and $494, respectively. At March 31, 2012, management’s estimates of future amortization expense for the next five years are as follows:

Amortization
Expense
2012	1,599
2013	2,100
2014	1,800
2015	1,500
2016	1,000

$7,999

9.	Accrued Expenses

Accrued expenses are as follows:

	March 31,	December 31,
	2012	2011

Accrued compensation	$3,150	$4,267
Accrued donor recovery fees	1,392	2,730
Accrued licensing fees	3,131	3,131
Accrued taxes	3,517	4,332
Other	5,143	4,918

	$16,333	$19,378

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

10.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	March 31,	December 31,
	2012	2011
Term loans	$35	$131
Capital leases	360	460

	395	591
Less current portion	(357)	(448)

Long-term portion	$38	$143

The Company has one outstanding term loan with a German bank of 26 Euro, or $35, which matures September 30, 2012 and has a fixed interest rate of 5.75%.

The Company has capital leases with interest rates ranging from 5.00% to 8.46% and maturity dates from May 2013 through December 2013.

The Company has a total of four revolving credit facilities, one credit facility with a U.S. bank and three credit facilities with German banks. The total available credit on the Company’s four revolving credit facilities at March 31, 2012 was $15,851. As of March 31, 2012, there were no amounts outstanding on any of the four revolving credit facilities.

Under its U.S. credit agreement with Mercantile Bank, a division of Toronto-Dominion Bank, the Company has a credit facility up to $15,000, available based on levels of accounts receivable and inventories. The revolving credit facility matures July 21, 2012. The revolving credit facility contains various restrictive covenants which limit, among other things, indebtedness and liens, and is secured by the Company’s domestic accounts receivable, inventory and certain processing equipment. The current interest rate for this revolving credit facility is 4.25%.

Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euro, or approximately $2,267, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 3.30% to 6.18%.

The Company was in compliance with all covenants related to its term loans and revolving credit facilities as of March 31, 2012.

As of March 31, 2012, contractual maturities of long-term obligations are as follows:

	Term Loans	Capital Leases	Total
2012	$35	$189	$224
2013	—	163	163
2014	—	8	8

	$35	$360	$395

The $360 representing future maturities of capital leases includes interest in the amount of $14. The present value of net minimum lease payments as of March 31, 2012 was $346.

11.	Income Taxes

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $469 have been established at both March 31, 2012 and 2011, against a portion of the Company’s deferred tax assets relating to certain state net operating loss carryforwards.

The Company has state net operating loss carryforwards of $17,996 that will expire in the years 2018, 2020 to 2024 and 2027.

As of March 31, 2012, the Company has research tax credit carryforwards of $4,306 that will expire in years 2023 through 2031. As of March 31, 2012, the Company has alternative minimum tax credit carryforwards of $544 that can be carried forward indefinitely.

The Company expects its domestic deferred tax assets of $22,312, net of the valuation allowance at March 31, 2012 of $469, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

United States income taxes have not been provided on the undistributed earnings of the Company’s German subsidiary. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to permanently reinvest earnings in its German subsidiary.

12.	Supplemental Disclosures of Cash Flow and Noncash Investing and Financing Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended
	March 31,
	2012	2011

Cash paid for interest	$8	$51
Income taxes paid	1,534	13
Purchases of property, plant and equipment financed through capital leases	—	116
Change in accrual for purchases of property, plant and equipment	30	230
Change in accrual for patent and acquired intangible asset costs	74	1,063

13.	Segment Data

The Company processes human and bovine animal tissue and distributes the tissue through various distribution channels. The Company’s one line of business is comprised primarily of five product categories: sports medicine, spine, surgical specialties, bone graft substitutes (“BGS”) and general orthopedic and dental. The following table presents revenues from tissue distribution and other revenues:

	Three Months Ended
	March 31,
	2012	2011

Revenues from tissue distribution:
Sports medicine	$13,425	$11,689
Spine	8,560	9,710
Surgical specialties	7,797	7,911
BGS and general orthopedic	7,015	6,107
Dental	5,324	4,102
Other revenues	1,622	1,127

Total revenues	$43,743	$40,646

Domestic revenues	37,873	35,245
International revenues	5,870	5,401

Total revenues	$43,743	$40,646

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	Three Months Ended
	March 31,
	2012	2011
Percent of revenues derived from:
Distributor
Medtronic, Inc.	15%	19%
Zimmer, Inc.	14%	13%
Davol, Inc.	12%	13%

International	13%	13%

The following table presents property, plant and equipment—net by significant geographic location:

	March 31,	December 31,
	2012	2011
Property, plant and equipment - net:
Domestic	$32,317	$31,532
International	14,020	13,000

Total	$46,337	$44,532

14.	Commitments and Contingencies

Dental Distribution Agreement with Zimmer—On September 3, 2010, the Company and Zimmer Dental Inc. (“Zimmer”), a subsidiary of Zimmer, Inc., entered into an exclusive distribution agreement (the “Agreement”), with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of the Agreement, the Company has agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer has agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer’s exclusive distribution rights, Zimmer agreed to the following: 1) payment to the Company of $13,000 within ten days of the effective date (“the Upfront Payment”), 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year, and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer’s ability to distribute the Implants, Zimmer may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the Agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by the Company to the satisfaction of Zimmer. The Upfront Payment and the Annual Exclusivity Fees are deferred as received and will be recognized as other revenues over the term of the Agreement based on the expected contractual escalating annual purchase minimums relative to the total contractual minimum purchase requirements in the Agreement. Additionally, the Company has considered the potential impact of the Agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to the Agreement.

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

BGS and General Orthopedic Distribution Agreement with Zimmer—On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer with an initial term of ten years, relating to certain new bone graft substitutes implants. As part of the agreement, Zimmer made payments to the Company totaling $5,000 for the aforementioned exclusive distribution rights, and has to maintain certain minimum order volumes through the duration of the contract. The $5,000 exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation.

The Company’s aforementioned revenue recognition methods related to Davol and both Zimmer distribution agreements do not result in the deferral of revenue less than amounts that would be refundable in the event the agreements were to be terminated in future periods. Additionally, the Company evaluates the appropriateness of the aforementioned revenue recognition methods on an ongoing basis.

Leases—The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2016. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. At March 31, 2012, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

Operating
Leases
2012	$1,233
2013	676
2014	222
2015	81
2016	76

$2,288

Legal and Regulatory Actions—The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2012 will have a material adverse impact on its financial position or results of operations.

Medtronic Sofamor Danek, USA, Inc.—The Company and Medtronic Sofamor Danek, USA, Inc. (“MSD”), a subsidiary of Medtronic, Inc., (“Medtronic”), filed claims against each other with the American Arbitration Association related to events stemming from the actions of Biomedical Tissue Services, Ltd. (“BTS”), an unaffiliated company recovery agency, and the subsequent voluntary recall of allografts processed by the Company from tissue originating from BTS (the “Allografts”). MSD sought indemnification from the Company for its legal fees, costs and expenses allegedly incurred during the defense of cases brought by recipients of Allografts. The Company denied that it was obligated to indemnify MSD with respect to the Allografts. In the same proceeding, the Company sought damages from MSD due to actions taken by MSD during the recall process. Among other allegations, the Company alleged that MSD’s actions were negligent and in breach of the contractual agreements between the Company and MSD. On March 16, 2012, the arbitrator issued a final award denying the claims of MSD, as well as those of the Company. The Company has filed an application to confirm the award with a court having jurisdictional authority. MSD has until June 14, 2012, to challenge the confirmation.

Biomedical Tissue Service, Ltd.—The Company has been named as a party, along with a number of other processor defendants, in lawsuits relating to the tissue recovery practices of BTS, an unaffiliated recovery agency. As of March 31, 2012, there are 79 lawsuits pending against the Company related to the misconduct of BTS and BTS’s owner, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. These lawsuits generally allege that the Company was negligent in not discovering deficiencies in recovery practices at BTS. The Company denies the allegations and, due at least in part to the favorable law currently in place in the states where such cases are pending, i.e. New York, New Jersey, and Pennsylvania, the Company does not anticipate a materially adverse event arising from this litigation. However, reactions of juries cannot be predicted with reasonable reliability, and currently favorable laws in the jurisdictions may be subject to change. In addition to the favorable law, the Company believes it has meritorious factual defenses to these claims, and will defend them vigorously. The Company has $2 million in answerable indemnity insurance, with non-eroding defense limits. Of the pending cases, however, our insurer has disclaimed coverage on approximately 33 of the cases. The Company believes this disclaimer is improper, and has brought a declaratory action against the insurer to obtain coverage on these disclaimed cases. As part of this action, the insurer is seeking to confirm its disclaimer of the 33 cases, as well as seeking to disclaim the remaining 46 cases. Pending resolution of the declaratory action, or if the declaratory action is not resolved in the Company’s favor, the Company will be responsible for paying both the legal fees and any indemnification that may be owed in connection with those disclaimed cases. The probability of an unfavorable outcome to the Company is unknown and a range of loss, if any, cannot be estimated at this time. However, while we believe our defenses are meritorious, the ultimate resolution of the matters could adversely impact our business, financial condition or results of operations.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

15.	Subsequent Events

The Company evaluated subsequent events as of the issuance date of the financial statements, May 2, 2012, and determined that there were no applicable recognized events or transactions required to be recorded or disclosed in the financial statements.

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

Management Overview

RTI Biologics, Inc., together with its subsidiaries, produces orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues. We process donated human musculoskeletal and other tissues, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera, and dermal tissues, as well as bovine animal tissues to produce allograft and xenograft implants by utilizing our proprietary BIOCLEANSE ® and TUTOPLAST® sterilization processes. We process and distribute human and bovine animal tissues for use in the fields of sports medicine, spine, surgical specialties, bone graft substitutes, and general orthopedic and dental. We market our implants through a direct distribution organization, as well as through a network of independent distributors to hospitals and surgeons in the United States and internationally. We were founded in 1997 and are headquartered in Alachua, Florida

Domestic sales and services accounted for 87% of total revenues in the first quarter of 2012. Most of our implants are marketed directly to doctors, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International sales and services accounted for 13% of total revenues in the first quarter of 2012. Our implants are marketed in approximately 30 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months.

Our principal goals are to honor the gift of donated tissue, donor families, and patients while building our competitive strength in the marketplace to increase revenues, profitability and cash flow as we focus on improved operational efficiency, productivity and asset management. We are making investments in new implant and product development and our U.S. direct distribution network to fuel growth in 2012 and beyond. In addition, we actively look externally for new products / technologies to augment our existing implant offerings.

We continue to maintain our commitment to research and development and the introduction of new strategically targeted allograft and xenograft implants as well as focused clinical efforts to support their acceptance in the marketplace.

Three Months Ended March 31, 2012 Compared With Three Months Ended March 31, 2011

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Revenues from tissue distribution:
Sports medicine	$13,425	$11,689
Spine	8,560	9,710
Surgical specialties	7,797	7,911
BGS and general orthopedic	7,015	6,107
Dental	5,324	4,102
Other revenues	1,622	1,127

Total revenues	$43,743	$40,646

Domestic revenues	37,873	35,245
International revenues	5,870	5,401

Total revenues	$43,743	$40,646

Revenues. Our total revenues increased $3.1 million, or 7.6%, to $43.7 million for the three months ended March 31, 2012 compared to $40.6 million for the three months ended March 31, 2011.

Sports Medicine—Revenues from sports medicine allografts increased $1.7 million, or 14.9%, to $13.4 million for the three months ended March 31, 2012 compared to $11.7 million for the three months ended March 31, 2011. Sports medicine revenues increased primarily as a result of higher unit volumes of 13.0% and higher average revenues per unit of 1.7%.

Spine—Revenues from spinal allografts decreased $1.2 million, or 11.8%, to $8.6 million for the three months ended March 31, 2012 compared to $9.7 million for the three months ended March 31, 2011. Spine revenues decreased primarily as a result of lower unit volumes of 11.9%.

Surgical Specialties—Revenues from surgical specialty allografts decreased $114,000, or 1.4%, to $7.8 million for the three months ended March 31, 2012 compared to $7.9 million for the three months ended March 31, 2011. Surgical specialties revenues decreased primarily as a result of lower revenues per unit of 7.2% due to changes in product mix, partially offset by higher unit volumes of 6.8%.

Bone Graft Substitutes (BGS) and General Orthopedic—Revenues from BGS and general orthopedic allografts increased $908,000, or 14.9%, to $7.0 million for the three months ended March 31, 2012 compared to $6.1 million for the three months ended March 31, 2011. BGS and general orthopedic revenue increases were primarily the result of higher unit volumes of 22.7%, partially offset by lower revenues per unit of 6.0% primarily due to changes in product mix.

Dental—Revenues from dental allografts increased $1.2 million, or 29.8%, to $5.3 million for the three months ended March 31, 2012 compared to $4.1 million for the three months ended March 31, 2011. Dental revenues increased primarily as a result of higher unit volumes of 42.2%, partially offset by lower revenues per unit of 8.1% due to changes in product mix.

Other Revenues—Revenues from other sources consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees increased by $495,000 to $1.6 million for the three months ended March 31, 2012 compared to $1.1 million for the three months ended March 31, 2011. The increase was due to higher deferred revenue amortization resulting from exclusivity payments received from our dental and surgical specialty distributors and higher tissue recovery fees in the current period.

Foreign Currency Fluctuations—For the three months ended March 31, 2012, foreign currency exchange fluctuations resulted in a decrease in total revenues of $203,000 due to a 4.1% increase in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Costs of Processing and Distribution. Costs of processing and distribution increased $1.3 million, or 6.0%, to $23.6 million for the three months ended March 31, 2012 compared to $22.3 million for the three months ended March 31, 2011 due primarily to volume increases and changes in product mix.

Costs of processing and distribution decreased as a percentage of revenues from 54.9% for the three months ended March 31, 2011 to 54.0% for the three months ended March 31, 2012. The decrease was primarily the result of higher production levels and operating efficiencies for the first quarter of 2012 compared to the first quarter of 2011.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $465,000, or 3.3%, to $14.4 million for the three months ended March 31, 2012 from $13.9 million for the three months ended March 31, 2011. Marketing, general and administrative expenses decreased as a percentage of revenues from 34.2% for the three months ended March 31, 2011 to 32.9% for the three months ended March 31, 2012. The increase in expense was primarily due to increases in variable compensation and distributor commission expenses of $641,000 and $321,000, respectively, partially offset by decreases in legal and marketing programs of $219,000 and $154,000, respectively.

Research and Development Expenses. Research and development expenses increased by $409,000, or 16.9%, to $2.8 million for the three months ended March 31, 2012 from $2.4 million for the three months ended March 31, 2011. As a percentage of revenues, research and development expenses increased from 5.9% for the three months ended March 31, 2011 to 6.5% for the three months ended March 31, 2012. The increase was primarily due to higher research study related expenses of $252,000.

Asset Impairments and Abandonments. Asset abandonments decreased by $41,000 to $16,000 for the three months ended March 31, 2012 from $57,000 for the three months ended March 31, 2011.

Net Other Income (Expense). Net other income was $55,000 for the three months ended March 31, 2012 compared to an expense of $84,000 for the three months ended March 31, 2011. The increase in net other income is primarily attributable to foreign exchange gains. The foreign exchange gain was $9,000 for the three months ended March 31, 2012 compared to a foreign exchange loss of $70,000 for the three months ended March 31, 2011 due to changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the three months ended March 31, 2012 was $942,000 compared to $621,000 for the three months ended March 31, 2011. Our effective tax rate for the three months ended March 31, 2012 and 2011 was 32.0% and 33.2% respectively. The effective tax rate was favorably impacted during the first quarter of 2012 due to the inclusion of a deduction for domestic production activities with no comparable deduction in the prior period.

Liquidity and Capital Resources

Our working capital at March 31, 2012 increased $2.5 million to $126.5 million from $124.1 million at December 31, 2011. The increase in working capital was primarily due to the increase in cash and cash equivalents on hand and a decrease in accrued expenses. At March 31, 2012, we had 41 days of revenues outstanding in trade accounts receivable, a decrease of 4 days compared to December 31, 2011. The decrease was due to higher cash receipts from customers than shipments and corresponding billings to customers in the first three months of 2012. At March 31, 2012 we had 297 days of inventory on hand, a decrease of 3 days compared to December 31, 2011. We had $47.6 million of cash and cash equivalents at March 31, 2012.

Our long term obligations at March 31, 2012 decreased $196,000 to $395,000 from $591,000 at December 31, 2011. The decrease in long term obligations was primarily due to our paying down of our term loans. At March 31, 2012, we have $15.9 million of borrowing capacity available under our revolving credit facilities. We are in the process of renegotiating the terms of our U.S. revolving credit facility which matures July 21, 2012.

As of March 31, 2012, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

Certain Commitments.

The Company’s short-term and long-term obligations and availability of credit as of March 31, 2012 are as follows:

	Outstanding	Available
	Balance	Credit
	(In thousands)
Short-term obligations:
Credit facilities	$—	$2,267
Credit facility	—	13,584

Total short-term obligations	—	15,851

Long-term obligations:
Long-term obligations	35	—
Capital leases	360	—

Total long-term obligations	395	—

Total obligations	$395	$15,851

The following table provides a summary of our debt obligations, operating lease obligations, and other significant obligations as of March 31, 2012.

	Contractual Obligations Due by Period
	Total	2012	2013	2014	2015	After 2015
	(In thousands)

Debt obligations	$395	$224	$163	$8	$—	$—
Operating leases	2,288	1,233	676	222	81	76
Other significant obligations (1)	5,339	5,157	182	—	—	—
Unrecognized tax benefits	567	—	—	567	—	—

Total	$8,589	$6,614	$1,021	$797	$81	$76

(1)	These amounts consist of contractual obligations for tissue recovery development grants and licensing fees.

The Company was in compliance with all covenants related to its revolving credit facilities and term loans as of March 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2012. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and in Germany, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We do not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, we are subject to changes in interest rates. Based on March 31, 2012 outstanding obligations, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on March 31, 2012 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 15, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 6.	Exhibits

31.1	Certification of the President and Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by President and Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTI BIOLOGICS, INC. (Registrant)

By:	/s/ Brian K. Hutchison
Brian K. Hutchison President and Chief Executive Officer

By:	/s/ Robert P. Jordheim
Robert P. Jordheim Executive Vice President and Chief Financial Officer

Date: May 2, 2012

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the President and Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by President and Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.