Form 10-Q
period 2012-06-30
RTI Biologics, Inc.
filed 2012-08-07
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Shares of common stock, $0.001 par value, outstanding on August 1, 2012: 55,889,491

RTI BIOLOGICS, INC.

FORM 10-Q For the Quarter Ended June 30, 2012

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$50,231	$46,178
Accounts receivable - less allowances of $374 at June 30, 2012 and $323 at December 31, 2011	22,603	20,674
Inventories - net	73,214	76,598
Prepaid and other current assets	5,405	4,883
Deferred tax assets - net	10,883	11,348

Total current assets	162,336	159,681

Property, plant and equipment - net	45,603	44,532
Deferred tax assets - net	12,069	11,700
Other intangible assets - net	12,848	13,654
Other assets - net	650	460

Total assets	$233,506	$230,027

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,869	$11,141
Accrued expenses	20,186	19,378
Current portion of deferred revenue	4,701	4,650
Current portion of long-term obligations	270	448

Total current liabilities	35,026	35,617

Long-term obligations - less current portion	27	143
Other long-term liabilities	942	920
Deferred tax liabilities	137	339
Deferred revenue	21,210	20,589

Total liabilities	57,342	57,608

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 55,877,491 and 55,568,345 shares issued and outstanding, respectively	56	56
Additional paid-in capital	412,750	411,699
Accumulated other comprehensive loss	(2,793)	(2,184)
Accumulated deficit	(233,815)	(237,138)
Less treasury stock, 138,297 and 133,296 shares, at cost	(34)	(14)

Total stockholders’ equity	176,164	172,419

Total liabilities and stockholders’ equity	$233,506	$230,027

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Tissue distribution	$43,711	$41,504	$85,832	$81,023
Other revenues	1,486	1,978	3,108	3,105

Total revenues	45,197	43,482	88,940	84,128
Costs of processing and distribution	23,526	23,763	47,163	46,072

Gross profit	21,671	19,719	41,777	38,056

Expenses:
Marketing, general and administrative	14,294	14,186	28,668	28,095
Research and development	3,343	2,479	6,170	4,897
Asset abandonments	2	—	18	57
Litigation settlement	2,350	—	2,350	—

Total operating expenses	19,989	16,665	37,206	33,049

Operating income	1,682	3,054	4,571	5,007

Other income (expense):
Interest expense	—	(56)	—	(112)
Interest income	45	43	91	85
Foreign exchange gain (loss)	6	(42)	15	(112)

Total other income (expense) - net	51	(55)	106	(139)

Income before income tax provision	1,733	2,999	4,677	4,868
Income tax provision	(412)	(981)	(1,354)	(1,602)

Net income	1,321	2,018	3,323	3,266

Other comprehensive income:
Unrealized foreign currency translation (loss) gain	(1,201)	430	(609)	1,452

Comprehensive income	$120	$2,448	$2,714	$4,718

Net income per common share - basic	$0.02	$0.04	$0.06	$0.06

Net income per common share - diluted	$0.02	$0.04	$0.06	$0.06

Weighted average shares outstanding - basic	55,857,858	55,158,345	55,785,171	55,024,052

Weighted average shares outstanding - diluted	56,027,272	55,268,897	55,973,094	55,127,497

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cash flows from operating activities:
Net income	$1,321	$2,018	$3,323	$3,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,970	2,042	3,879	3,967
Provision for bad debts and product returns	24	20	116	363
Provision for inventory write-downs	1,346	1,392	2,483	3,085
Amortization of deferred revenue	(1,164)	(1,016)	(2,328)	(2,022)
Deferred income tax (benefit) provision	(771)	129	(530)	449
Stock-based compensation	525	494	1,050	993
Other	2,354	6	2,388	68
Change in assets and liabilities:
Accounts receivable	(3,186)	1,489	(2,108)	3,544
Inventories	591	2,295	659	2,778
Accounts payable	(879)	(695)	(921)	(1,752)
Accrued expenses	1,849	645	(1,472)	(2,240)
Deferred revenue	—	—	3,000	—
Other operating assets and liabilities	835	(206)	(359)	2,594

Net cash provided by operating activities	4,815	8,613	9,180	15,093

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,806)	(816)	(4,609)	(1,310)
Patent and acquired intangible asset costs	(311)	(52)	(376)	(1,073)

Net cash used in investing activities	(2,117)	(868)	(4,985)	(2,383)

Cash flows from financing activities:
Proceeds from exercise of common stock options	114	—	214	185
Payments on long-term obligations	(95)	(1,975)	(294)	(2,251)
Other financing activities	—	—	(20)	—

Net cash provided by (used in) financing activities	19	(1,975)	(100)	(2,066)

Effect of exchange rate changes on cash and cash equivalents	(74)	133	(42)	193

Net increase in cash and cash equivalents	2,643	5,903	4,053	10,837
Cash and cash equivalents, beginning of period	47,588	33,146	46,178	28,212

Cash and cash equivalents, end of period	$50,231	$39,049	$50,231	$39,049

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2012

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total

Balance, December 31, 2011	$56	$411,699	$(2,184)	$(237,138)	$(14)	$172,419

Net income	—	—	—	3,323	—	3,323
Foreign currency translation adjustment	—	—	(609)	—	—	(609)
Exercise of common stock options	—	214	—	—	—	214
Stock-based compensation	—	1,050	—	—	—	1,050
Purchase of treasury stock	—	—	—	—	(20)	(20)
Change in tax benefit from stock- based compensation	—	(213)	—	—	—	(213)

Balance, June 30, 2012	$56	$412,750	$(2,793)	$(233,815)	$(34)	$176,164

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

1.	Operations and Organization

We are a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process donated human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue, and bovine animal tissue in producing allograft and xenograft implants utilizing our proprietary BIOCLEANSE® and TUTOPLAST® sterilization processes, for distribution to hospitals and surgeons. We process at two facilities in Alachua, Florida and one facility in Neunkirchen, Germany and distribute our implants and services in all 50 states and in over 30 countries worldwide.

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

Cash and Cash Equivalents—The Company considers all funds in banks and short-term investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents include overnight repurchase agreements which are 101% collateralized by U.S. Government backed securities. Cash balances are held at a few financial institutions and usually exceed insurable amounts. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions. At June 30, 2012, the Company had $5,361 of cash equivalents.

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

Stock Options

As of June 30, 2012, there was $3,831 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.50 years.

Stock options outstanding, exercisable and available for grant at June 30, 2012 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	5,636,892	$5.19
Granted	756,000	4.02
Exercised	(87,080)	2.45
Forfeited or expired	(963,995)	5.26

Outstanding at June 30, 2012	5,341,817	$5.06	6.13	$1,532

Vested or expected to vest at June 30, 2012	5,190,151	$5.10	6.05	$1,484

Exercisable at June 30, 2012	3,329,617	$5.88	4.70	$772

Available for grant at June 30, 2012	3,720,212

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value of outstanding stock options for which the fair market value of the underlying common stock exceeds the respective stock option exercise price.

Other information concerning stock options are as follows:

	Six Months Ended
	June 30,
	2012	2011

Weighted average fair value of stock options granted	$2.45	$1.71
Aggregate intrinsic value of stock options exercised	103	22

The aggregate intrinsic value of stock options exercised in a period represents the cumulative difference between the fair market value of the underlying common stock and the stock option exercise prices, of the stock options exercised during the period.

Restricted Stock Awards

During the first quarter of 2012, the Company granted 222,066 shares of restricted stock with a weighted-average grant date fair value of $4.02 which vest over one and three year periods. As of June 30, 2012, there was $797 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.79 years.

For the three and six months ended June 30, 2012 and 2011, the Company recognized stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Stock-based compensation:
Costs of processing and distribution	$57	$51	$114	$105
Marketing, general and administrative	452	428	904	857
Research and development	16	15	32	31

Total	$525	$494	$1,050	$993

5.	Earnings Per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Basic shares	55,857,858	55,158,345	55,785,171	55,024,052
Effect of dilutive securities:
Stock options	169,414	110,552	187,923	103,445

Diluted shares	56,027,272	55,268,897	55,973,094	55,127,497

For the three months ended June 30, 2012 and 2011, approximately 4,962,000 and 6,186,000, respectively, and for the six months ended June 30, 2012 and 2011, approximately 4,918,000 and 6,019,000, respectively, of issued stock options were not included in the computation of diluted EPS because they were anti-dilutive since their exercise price exceeded their market price.

6.	Inventories

Inventories by stage of completion are as follows:

	June 30, 2012	December 31, 2011

Unprocessed donor tissue	$21,056	$24,365
Tissue in process	28,664	26,251
Implantable donor tissue	21,877	24,266
Supplies	1,617	1,716

	$73,214	$76,598

For the three months ended June 30, 2012 and 2011, the Company had inventory write-downs of $1,346 and $1,392, respectively, and for the six months ended June 30, 2012 and 2011, the Company had inventory write-downs of $2,483 and $3,085, respectively, relating primarily to product obsolescence.

7.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	June 30,	December 31,
	2012	2011

Land	$1,755	$1,789
Buildings and improvements	43,095	43,219
Processing equipment	28,485	27,677
Office equipment, furniture and fixtures	2,394	2,182
Computer equipment and software	4,099	3,870
Construction in process	8,305	6,127
Equipment under capital leases:
Processing equipment	396	396
Computer equipment	744	744

	89,273	86,004
Less accumulated depreciation	(43,670)	(41,472)

	$45,603	$44,532

Depreciation expense of property, plant and equipment was $1,459 and $1,546 for the three months ended June 30, 2012 and 2011, respectively, and $2,867 and $2,977 for the six months ended June 30, 2012 and 2011, respectively.

8.	Other Intangible Assets

Other intangible assets are as follows:

	June 30, 2012		December 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$4,629	$1,400	$4,425	$1,266
Acquired exclusivity rights	2,941	2,229	2,941	2,043
Acquired licensing rights	10,850	3,509	10,850	2,904
Marketing and procurement intangible assets	2,934	1,368	2,944	1,293

Total	$21,354	$8,506	$21,160	$7,506

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists, and non-compete agreements.

Amortization expense of other intangible assets for the three months ended June 30, 2012 and 2011 was $511 and $496, respectively, and for the six months ended June 30, 2012 and 2011 was $1,012 and $990, respectively. At June 30, 2012, management’s estimates of future amortization expense for the next five years are as follows:

Amortization
Expense
2012	1,050
2013	2,100
2014	1,800
2015	1,500
2016	1,000

$7,450

9.	Accrued Expenses

Accrued expenses are as follows:

	June 30,	December 31,
	2012	2011

Accrued compensation	$3,470	$4,267
Accrued donor recovery fees	1,242	2,730
Accrued licensing fees	3,571	3,131
Accrued litigation settlement	2,350	—
Accrued taxes	3,764	4,332
Other	5,789	4,918

	$20,186	$19,378

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

10.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	June 30,	December 31,
	2012	2011
Term loans	$16	$131
Capital leases	281	460

	297	591
Less current portion	(270)	(448)

Long-term portion	$27	$143

The Company has one outstanding term loan with a German bank of 13 Euro, or $16, which matures September 30, 2012 and has a fixed interest rate of 5.75%.

The Company has capital leases with interest rates ranging from 5.00% to 8.46% and maturity dates from May 2013 through January 2014.

The Company has a total of four revolving credit facilities, one credit facility with a U.S. bank and three credit facilities with German banks. The total available credit on the Company’s four revolving credit facilities at June 30, 2012 was $13,674. As of June 30, 2012, there were no amounts outstanding on any of the four revolving credit facilities.

Under its U.S. credit agreement with Mercantile Bank, a division of Toronto-Dominion Bank, the Company has a credit facility up to $15,000, available based on levels of accounts receivable and inventories. The revolving credit facility contains various restrictive covenants which limit, among other things, indebtedness and liens, and is secured by the Company’s domestic accounts receivable, inventory and certain processing equipment. The current interest rate for this revolving credit facility is 4.25%. The revolving credit facility matured on July 21, 2012, on which date the Company entered into an amended credit agreement with Toronto-Dominion Bank. Under the amended agreement there were no substantial changes to the credit facility agreement terms, other than the revolving credit facility’s maturity date being extended from July 21, 2012 to July 21, 2014.

Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euro, or approximately $2,138, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 3.30% to 6.18%.

The Company was in compliance with all covenants related to its term loans and revolving credit facilities as of June 30, 2012.

As of June 30, 2012, contractual maturities of long-term obligations are as follows:

	Term Loans	Capital Leases	Total
2012	$16	$110	$126
2013	—	163	163
2014	—	8	8

	$16	$281	$297

The $281 representing future maturities of capital leases includes interest in the amount of $10. The present value of net minimum lease payments as of June 30, 2012 was $271.

11.	Income Taxes

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $469 have been established at both June 30, 2012 and 2011, against a portion of the Company’s deferred tax assets relating to certain state net operating loss carryforwards.

The Company has state net operating loss carryforwards of $17,996 that will expire in the years 2018, 2020 to 2024 and 2027.

As of June 30, 2012, the Company has research tax credit carryforwards of $3,906 that will expire in years 2024 through 2031. As of June 30, 2012, the Company has alternative minimum tax credit carryforwards of $544 that can be carried forward indefinitely.

The Company expects its domestic deferred tax assets of $22,773, net of the valuation allowance at June 30, 2012 of $469, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

United States income taxes have not been provided on the undistributed earnings of the Company’s German subsidiary. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to permanently reinvest earnings in its German subsidiary.

12.	Supplemental Disclosures of Cash Flow and Noncash Investing and Financing Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Cash paid for interest	$5	$35	$13	$88
Income taxes paid	837	162	2,371	175
Purchases of property, plant and equipment financed through capital leases	—	—	—	116
Change in tax benefit from stock-based compensation	240	—	213	—
Change in accrual for purchases of property, plant and equipment	296	41	266	(40)
Change in accrual for patent and acquired intangible asset costs	90	54	164	1,117

13.	Segment Data

The Company processes human and bovine animal tissue and distributes the tissue through various distribution channels. The Company’s one line of business is comprised primarily of five implant categories: sports medicine, spine, surgical specialties, bone graft substitutes (“BGS”) and general orthopedic and dental. The following table presents revenues from tissue distribution and other revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues from tissue distribution:
Sports medicine	$13,337	$12,120	$26,762	$23,809
Spine	9,785	11,028	18,345	20,738
Surgical specialties	8,459	7,153	16,256	15,064
BGS and general orthopedic	7,016	6,241	14,031	12,348
Dental	5,114	4,962	10,438	9,064
Other revenues	1,486	1,978	3,108	3,105

Total revenues	$45,197	$43,482	$88,940	$84,128

Domestic revenues	39,191	37,980	77,064	73,225
International revenues	6,006	5,502	11,876	10,903

Total revenues	$45,197	$43,482	$88,940	$84,128

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Percent of revenues derived from:
Distributor
Medtronic, Inc.	19%	20%	17%	19%
Zimmer, Inc.	13%	15%	13%	14%
Davol, Inc.	13%	10%	12%	11%

International	13%	13%	13%	13%

The following table presents property, plant and equipment—net by significant geographic location:

	June 30,	December 31,
	2012	2011
Property, plant and equipment - net:
Domestic	$32,464	$31,532
International	13,139	13,000

Total	$45,603	$44,532

14.	Commitments and Contingencies

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

BGS and General Orthopedic Distribution Agreement with Zimmer—On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer with an initial term of ten years, relating to certain new bone graft substitutes implants. As part of the agreement, Zimmer made payments to the Company totaling $5,000 for the aforementioned exclusive distribution rights, and had to maintain certain minimum order volumes through the duration of the contract. The $5,000 exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also included automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation. Effective May 30, 2012, the Company and Zimmer amended the agreement such that Zimmer retained exclusivity for dental and oral maxillofacial applications, and released exclusivity for other applications. Under the amended agreement, Zimmer is no longer required to maintain minimum order volumes, the Company is restricted from distributing the bone graft substitute implants into certain Zimmer accounts, and the buy-out provisions upon proper notice of cancellation were removed. No cash was exchanged between the Company and Zimmer and the term of the agreement remains unchanged. The exclusivity payment was not affected by the amendment to the agreement, which was not considered to be a material modification, and as such the revenue recognition remains unchanged.

The Company’s aforementioned revenue recognition methods related to Davol and both Zimmer distribution agreements do not result in the deferral of revenue less than amounts that would be refundable in the event the agreements were to be terminated in future periods. Additionally, the Company evaluates the appropriateness of the aforementioned revenue recognition methods on an ongoing basis.

Leases—The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2016. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. At June 30, 2012, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

Operating
Leases
2012	$930
2013	987
2014	449
2015	96
2016	38

$2,500

Legal and Regulatory Actions—The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2012 will have a material adverse impact on its financial position or results of operations.

Medtronic Sofamor Danek, USA, Inc.—The Company and Medtronic Sofamor Danek, USA, Inc. (“MSD”), a subsidiary of Medtronic, Inc., (“Medtronic”), filed claims against each other with the American Arbitration Association related to events stemming from the actions of Biomedical Tissue Services, Ltd. (“BTS”), an unaffiliated company recovery agency, and the subsequent voluntary recall of allografts processed by the Company from tissue originating from BTS (the “Allografts”). MSD sought indemnification from the Company for its legal fees, costs and expenses allegedly incurred during the defense of cases brought by recipients of Allografts. The Company denied that it was obligated to indemnify MSD with respect to the Allografts. In the same proceeding, the Company sought damages from MSD due to actions taken by MSD during the recall process. Among other allegations, the Company alleged that MSD’s actions were negligent and in breach of the contractual agreements between the Company and MSD. On March 16, 2012, the arbitrator issued a final award denying the claims of MSD, as well as those of the Company. The Company filed an application to confirm the award with a court having jurisdictional authority, and during the second quarter 2012, MSD consented to entry by the court of an Order and Consent Final Judgment Confirming Final Award of Arbitration. This matter is now concluded.

Biomedical Tissue Service, Ltd.—The Company has been named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the tissue recovery practices of BTS, an unaffiliated recovery agency. As of June 30, 2012, there are 78 lawsuits pending against the Company related to the misconduct of BTS and BTS’s owner, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. The Company, through its affiliation with RTIDS, currently has $2 million in answerable indemnity insurance, with non-eroding defense limits. Of the 78 pending cases, our insurer is presently paying the legal fees and costs for 34 cases. Coverage for the remaining cases is either being disclaimed by our insurer or coverage is not presently available due to RTIDS not having been named as a co-defendant. The Company believes this disclaimer of coverage is improper, and has brought a declaratory action against the insurer to obtain a judgment ordering coverage on these disclaimed cases. As part of this action, the insurer is seeking to confirm its initial disclaimer, as well as seeking to disclaim coverage on the 34 cases for which it is presently paying fees. Pending resolution of the declaratory action, or if the declaratory action is not resolved in the Company’s favor, the Company will be responsible for paying both the legal fees and any indemnification that may be owed in connection with those disclaimed cases. As a result of increased judicial clarity during the second quarter 2012 regarding timing of litigation, and anticipated increases in legal activity and expense flowing therefrom, the Company determined that the cost of continuing an aggressive legal defense would be significant. Therefore, in order to mitigate the Company’s financial exposure, an agreement on financial terms has been reached to settle 29 of the lawsuits for which our insurer is not presently paying for the legal fees. Pursuant to the settlement of these lawsuits, the Company has recorded a litigation settlement charge of $2,350 in the second quarter 2012. With respect to the remaining cases, they are currently divided among courts located in the state court system of New York, and the Federal Court in New Jersey. These cases generally allege that the Company has liability for interference with the rights of the surviving next of kin as perpetrated by BTS and the funeral homes. The Company denies the allegations. Neither the rulings of the courts nor reactions of juries can be predicted with reasonable reliability, and laws in the jurisdictions may be subject to change or differing interpretation. The Company believes it has meritorious factual defenses to these claims, and will vigorously defend any remaining cases. The probability of an unfavorable outcome to the Company is unknown and a range of loss, if any, cannot be estimated at this time. However, while the Company believes our defenses are meritorious, the ultimate resolution of the matters could adversely impact our business, financial condition or results of operations.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

15.	Subsequent Events

The Company evaluated subsequent events as of the issuance date of the financial statements, August 7, 2012, and determined that there were no applicable recognized events or transactions required to be recorded or disclosed in the financial statements, except for the Company entering into an amended credit agreement with Toronto-Dominion Bank on July 21, 2012. Under the amended agreement there were no substantial changes to the credit facility agreement terms, other than the revolving credit facility’s maturity date being extended from July 21, 2012 to July 21, 2014.

Additionally, as disclosed in Note 14, on August 2, 2012, a final agreement was signed settling claims of the 29 lawsuits relating to the tissue recovery practices of BTS which our insurer is not presently paying for the legal fees.

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

Management Overview

RTI Biologics, Inc., together with its subsidiaries, produces orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues. We process donated human musculoskeletal and other tissues, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera, and dermal tissues, as well as bovine animal tissues to produce allograft and xenograft implants by utilizing our proprietary BIOCLEANSE ® and TUTOPLAST® sterilization processes. We process and distribute human and bovine animal tissues for use in the fields of sports medicine, spine, surgical specialties, bone graft substitutes, and general orthopedic and dental. We market our implants through a direct distribution organization, as well as through a network of independent distributors to hospitals and surgeons in the United States and internationally. We were founded in 1997 and are headquartered in Alachua, Florida

Domestic sales and services accounted for 87% of total revenues in the first six months of 2012. Most of our implants are distributed directly to doctors, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International sales and services accounted for 13% of total revenues in the first six months of 2012. Our implants are distributed in over 30 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months.

Our principal goals are to honor the gift of donated tissue, donor families, and patients while building our competitive strength in the marketplace to increase revenues, profitability and cash flow as we focus on improved operational efficiency, productivity and asset management. We are making investments in new implant and product development and our U.S. direct distribution network to promote growth in 2012 and beyond. In addition, we actively look externally for new implants and technologies to augment our existing implant offerings.

We continue to maintain our commitment to research and development and the introduction of new strategically targeted allograft and xenograft implants as well as focused clinical efforts to support their acceptance in the marketplace.

Three and Six Months Ended June 30, 2012 Compared With Three and Six Months Ended June 30, 2011

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands)
Revenues from tissue distribution:
Sports medicine	$13,337	$12,120	$26,762	$23,809
Spine	9,785	11,028	18,345	20,738
Surgical specialties	8,459	7,153	16,256	15,064
BGS and general orthopedic	7,016	6,241	14,031	12,348
Dental	5,114	4,962	10,438	9,064
Other revenues	1,486	1,978	3,108	3,105

Total revenues	$45,197	$43,482	$88,940	$84,128

Domestic revenues	39,191	37,980	77,064	73,225
International revenues	6,006	5,502	11,876	10,903

Total revenues	$45,197	$43,482	$88,940	$84,128

Three Months Ended June 30, 2012 Compared With Three Months Ended June 30, 2011

Revenues. Our total revenues increased $1.7 million, or 3.9%, to $45.2 million for the three months ended June 30, 2012 compared to $43.5 million for the three months ended June 30, 2011.

Sports Medicine—Revenues from sports medicine allografts increased $1.2 million, or 10.0%, to $13.3 million for the three months ended June 30, 2012 compared to $12.1 million for the three months ended June 30, 2011. Sports medicine revenues increased primarily as a result of higher unit volumes of 14.6%, partially offset by lower average revenues per unit of 3.9%, primarily due to changes in distribution mix.

Spine—Revenues from spinal allografts decreased $1.2 million, or 11.3%, to $9.8 million for the three months ended June 30, 2012 compared to $11.0 million for the three months ended June 30, 2011. Spine revenues decreased primarily as a result of lower unit volumes of 8.8% and lower average revenues per unit of 2.7%, primarily due to changes in distribution mix.

Surgical Specialties—Revenues from surgical specialty allografts increased $1.3 million, or 18.3%, to $8.5 million for the three months ended June 30, 2012 compared to $7.2 million for the three months ended June 30, 2011. Surgical specialties revenues increased as a result of higher unit volumes of 18.4%.

Bone Graft Substitutes (BGS) and General Orthopedic—Revenues from BGS and general orthopedic allografts increased $775,000, or 12.4%, to $7.0 million for the three months ended June 30, 2012 compared to $6.2 million for the three months ended June 30, 2011. BGS and general orthopedic revenue increases were primarily the result of higher unit volumes of 18.0%, partially offset by lower revenues per unit of 4.7% primarily due to changes in distribution mix.

Dental—Revenues from dental allografts increased $152,000, or 3.1%, to $5.1 million for the three months ended June 30, 2012 compared to $5.0 million for the three months ended June 30, 2011. Dental revenues increased primarily as a result of higher unit volumes of 2.4% and higher revenues per unit of 0.7%.

Other Revenues—Revenues from other sources consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees decreased by $492,000 to $1.5 million for the three months ended June 30, 2012 compared to $2.0 million for the three months ended June 30, 2011. The decrease was primarily due to lower tissue recovery fees related to tissue recovered for other tissue processors in the current period.

International revenues—International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $504,000, or 9.2% %, to $6.0 million for the three months ended June 30, 2012 compared to $5.5 million for the three months ended June 30, 2011. International revenues increased primarily as a result of higher domestic export revenues of $1.0 million, offset by a decrease in total international revenues of $527,000 due to a 10.7% increase in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Costs of Processing and Distribution. Costs of processing and distribution decreased $237,000, or 1.0%, to $23.5 million for the three months ended June 30, 2012 compared to $23.8 million for the three months ended June 30, 2011.

Costs of processing and distribution decreased as a percentage of revenues from 54.7% for the three months ended June 30, 2011 to 52.1% for the three months ended June 30, 2012. The decrease was primarily the result of higher production levels and operating efficiencies for the three months ended June 30, 2012 as compared to the prior year period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $108,000, or 0.8%, to $14.3 million for the three months ended June 30, 2012 from $14.2 million for the three months ended June 30, 2011. Marketing, general and administrative expenses decreased as a percentage of revenues from 32.6% for the three months ended June 30, 2011 to 31.6% for the three months ended June 30, 2012. The increase in expense was primarily due to an increase in variable compensation expense of $550,000, partially offset by decreases in legal expenses of $105,000 and $250,000 favorable foreign currency exchange fluctuations due to a 10.7% increase in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Research and Development Expenses. Research and development expenses increased by $864,000, or 34.9%, to $3.3 million for the three months ended June 30, 2012 from $2.5 million for the three months ended June 30, 2011. As a percentage of revenues, research and development expenses increased from 5.7% for the three months ended June 30, 2011 to 7.4% for the three months ended June 30, 2012. The increase was primarily due to higher research study related expenses of $739,000.

Asset Abandonments. Asset abandonments were $2,000 for the three months ended June 30, 2012 with no comparable expense in the prior year period.

Litigation settlement. As of June 30, 2012, there are 78 lawsuits pending against us related to the misconduct of Biomedical Tissue Services, Ltd. (“BTS”) and BTS’s owner, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. An agreement has been reached in principle to settle 29 of the lawsuits, and the parties are preparing documentation to effect such agreement. Pursuant to the proposed settlement of these lawsuits, we have recorded a litigation settlement charge of $2.4 million for the three months ended June 30, 2012.

Net Other Income (Expense). Net other income was $51,000 for the three months ended June 30, 2012 compared to net other expense of $55,000 for the three months ended June 30, 2011. The increase in net other income is primarily attributable to lower interest expense incurred on long term debt and favorable foreign currency exchange changes due to fluctuations in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the three months ended June 30, 2012 was $412,000 compared to $1.0 million for the three months ended June 30, 2011. Our effective tax rate for the three months ended June 30, 2012 and 2011 was 23.8% and 32.7% respectively. Our effective tax rate for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 decreased primarily as a result of the litigation settlement lowering domestic profitability with higher associated tax rates.

Six Months Ended June 30, 2012 Compared With Six Months Ended June 30, 2011

Revenues. Our total revenues increased $4.8 million, or 5.7%, to $88.9 million for the six months ended June 30, 2012 compared to $84.1 million for the six months ended June 30, 2011.

Sports Medicine—Revenues from sports medicine allografts increased $3.0 million, or 12.4%, to $26.8 million for the six months ended June 30, 2012 compared to $23.8 million for the six months ended June 30, 2011. Sports medicine revenues increased primarily as a result of higher unit volumes of 13.8%, partially offset by lower average revenues per unit of 1.2%, primarily due to changes in distribution mix.

Spine—Revenues from spinal allografts decreased $2.4 million, or 11.5%, to $18.3 million for the six months ended June 30, 2012 compared to $20.7 million for the six months ended June 30, 2011. Spine revenues decreased primarily as a result of lower unit volumes of 10.2% and lower average revenue per unit of 1.5%, primarily due to changes in distribution mix.

Surgical Specialties—Revenues from surgical specialty allografts increased $1.2 million, or 7.9%, to $16.3 million for the six months ended June 30, 2012 compared to $15.1 million for the six months ended June 30, 2011. Surgical specialties revenues increased primarily as a result of higher unit volumes of 12.4%, partially offset by lower revenues per unit of 3.7%, primarily due to changes in distribution mix.

Bone Graft Substitutes (BGS) and General Orthopedic—Revenues from BGS and general orthopedic allografts increased $1.7 million, or 13.6%, to $14.0 million for the six months ended June 30, 2012 compared to $12.3 million for the six months ended June 30, 2011. BGS and general orthopedic revenue increases were primarily the result of higher unit volumes of 20.4%, partially offset by lower revenues per unit of 5.4%, primarily due to changes in distribution mix.

Dental—Revenues from dental allografts increased $1.4 million, or 15.2%, to $10.4 million for the six months ended June 30, 2012 compared to $9.1 million for the six months ended June 30, 2011. Dental revenues increased primarily as a result of higher unit volumes of 19.4%, partially offset by lower revenues per unit of 3.2%, primarily due to changes in distribution mix.

Other Revenues—Revenues from other sources consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking was $3.1 million for the six months ended June 30, 2012 and for the six months ended June 30, 2011.

International revenues—International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $1.0 million, or 8.9%, to $11.9 million for the six months ended June 30, 2012 compared to $10.9 million for the six months ended June 30, 2011. International revenues increased primarily as a result of higher domestic export revenues of $1.4 million, offset by a decrease in total international revenues of $733,000 due to a 7.5% increase in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Costs of Processing and Distribution. Costs of processing and distribution increased $1.1 million, or 2.4%, to $47.2 million for the six months ended June 30, 2012 compared to $46.1 million for the six months ended June 30, 2011.

Costs of processing and distribution decreased as a percentage of revenues from 54.8% for the six months ended June 30, 2011 to 53.0% for the six months ended June 30, 2012. The decrease was primarily the result of higher production levels and operating efficiencies for the six months ended June 30, 2012 as compared to the prior year period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $573,000, or 2.0%, to $28.7 million for the six months ended June 30, 2012 from $28.1 million for the six months ended June 30, 2011. Marketing, general and administrative expenses decreased as a percentage of revenues from 33.4% for the six months ended June 30, 2011 to 32.2% for the six months ended June 30, 2012. The increase in expense was primarily due to an increase in variable compensation expense of $1.3 million, partially offset by decreases in legal of $323,000 and lower expenses related to our foreign operations of $620,000 of which $327,000 is due to favorable foreign currency exchange fluctuations due to a 7.5% increase in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Research and Development Expenses. Research and development expenses increased by $1.3 million, or 26.0%, to $6.2 million for the six months ended June 30, 2012 from $4.9 million for the six months ended June 30, 2011. As a percentage of revenues, research and development expenses increased from 5.8% for the six months ended June 30, 2011 to 6.9% for the six months ended June 30, 2012. The increase was primarily due to higher research study related expenses of $1.0 million.

Asset Abandonments. Asset abandonments decreased by $39,000 to $18,000 for the six months ended June 30, 2012 from $57,000 for the six months ended June 30, 2011.

Litigation settlement. As of June 30, 2012, there are 78 lawsuits pending against us related to the misconduct of Biomedical Tissue Services, Ltd. (“BTS”) and BTS’s owner, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. An agreement has been reached in principle to settle 29 of the lawsuits, and the parties are preparing documentation to effect such agreement. Pursuant to the proposed settlement of these lawsuits, we have recorded a litigation settlement charge of $2.4 million for the six months ended June 30, 2012.

Net Other Income (Expense). Net other income was $106,000 for the six months ended June 30, 2012 compared to net other expense of $139,000 for the six months ended June 30, 2011. The increase in net other income is primarily attributable to lower interest expense incurred on long term debt and favorable foreign currency exchange changes due to fluctuations in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the six months ended June 30, 2012 was $1.4 million compared to $1.6 million for the six months ended June 30, 2011. Our effective tax rate for the six months ended June 30, 2012 and 2011 was 29.0% and 32.9% respectively. Our effective tax rate for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 decreased primarily as a result of the litigation settlement lowering domestic profitability with higher associated tax rates.

Liquidity and Capital Resources

Our working capital at June 30, 2012 increased $3.2 million to $127.3 million from $124.1 million at December 31, 2011. The increase in working capital was primarily due to the increase in cash and cash equivalents on hand and a decrease in accounts payable and accrued expenses. At June 30, 2012, we had 47 days of revenues outstanding in trade accounts receivable, an increase of 2 days compared to December 31, 2011. The increase was due to lower cash receipts from customers than shipments and corresponding billings to customers during the first six months of 2012. At June 30, 2012 we had 285 days of inventory on hand, a decrease of 15 days compared to December 31, 2011. The planned decrease was primarily due to a continued inventory management focus. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months. We had $50.2 million of cash and cash equivalents at June 30, 2012.

Our long term obligations at June 30, 2012 decreased $294,000 to $297,000 from $591,000 at December 31, 2011. The decrease in long term obligations was primarily due to our paying down of our term loans and capital leases. At June 30, 2012, we have $13.7 million of borrowing capacity available under our revolving credit facilities. On July 21, 2012, we entered into an amended credit agreement with Toronto-Dominion Bank. Under the amended agreement there were no substantial changes to the credit facility agreement terms, other than the revolving credit facility’s maturity date being extended from July 21, 2012 to July 21, 2014.

As of June 30, 2012, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

Certain Commitments.

The Company’s short-term and long-term obligations and availability of credit as of June 30, 2012 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Short-term obligations:
Credit facilities	$—	$2,138
Credit facility	—	11,536

Total short-term obligations	—	13,674

Long-term obligations:
Long-term obligations	16	—
Capital leases	281	—

Total long-term obligations	297	—

Total obligations	$297	$13,674

The following table provides a summary of our debt obligations, operating lease obligations, and other significant obligations as of June 30, 2012.

	Contractual Obligations Due by Period
	Total	2012	2013	2014	2015	After 2015
	(In thousands)

Debt obligations	$297	$126	$163	$8	$—	$—
Operating leases	2,500	930	987	449	96	38
Other significant obligations (1)	7,098	6,916	182	—	—	—
Unrecognized tax benefits	670	163	19	13	372	103

Total	$10,565	$8,135	$1,351	$470	$468	$141

(1)	These amounts consist of contractual obligations for tissue recovery development grants and licensing fees.

The Company was in compliance with all covenants related to its revolving credit facilities and term loans as of June 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2012. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and in Germany, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We do not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, we are subject to changes in interest rates. Based on June 30, 2012 outstanding obligations, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on June 30, 2012 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business. For example, we have been named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the tissue recovery practices of BTS, an unaffiliated recovery agency. As of June 30, 2012, there are 78 lawsuits pending against us related to the misconduct of BTS and BTS’s owner, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. Through our affiliation with RTIDS, we currently have $2 million in answerable indemnity insurance, with non-eroding defense limits. Of the 78 pending cases, our insurer is presently paying the legal fees and costs for 34 cases. Coverage for the remaining cases is either being disclaimed by our insurer or coverage is not presently available due to RTIDS not having been named as a co-defendant. We believe this disclaimer of coverage is improper, and has brought a declaratory action against the insurer to obtain a judgment ordering coverage on these disclaimed cases. As part of this action, the insurer is seeking to confirm its initial disclaimer, as well as seeking to disclaim coverage on the 34 cases for which it is presently paying fees. Pending resolution of the declaratory action, or if the declaratory action is not resolved in our favor, we will be responsible for paying both the legal fees and any indemnification that may be owed in connection with those disclaimed cases. As a result of increased judicial clarity during the second quarter 2012 regarding timing of litigation, and anticipated increases in legal activity and expense flowing therefrom, we determined that the cost of continuing an aggressive legal defense would be significant. Therefore, in order to mitigate our financial exposure, an agreement on financial terms has been reached to settle 29 of the lawsuits for which our insurer is not presently paying for the legal fees. Pursuant to the settlement of these lawsuits, we have recorded a litigation settlement charge of $2.4 million in the second quarter 2012. With respect to the remaining cases, they are currently divided among courts located in the state court system of New York, and the Federal Court in New Jersey. These cases generally allege that we have liability for interference with the rights of the surviving next of kin as perpetrated by BTS and the funeral homes. We deny the allegations. Neither the rulings of the courts nor reactions of juries can be predicted with reasonable reliability, and laws in the jurisdictions may be subject to change or differing interpretation. We believe we have meritorious factual defenses to these claims, and will vigorously defend any remaining cases. The probability of an unfavorable outcome to us is unknown and a range of loss, if any, cannot be estimated at this time. However, while we believe our defenses are meritorious, the ultimate resolution of the matters could adversely impact our business, financial condition or results of operations.

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

Date: August 7, 2012

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