Form 10-Q
period 2012-09-30
RTI Biologics, Inc.
filed 2012-11-01
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Shares of common stock, $0.001 par value, outstanding on October 26, 2012: 55,957,451

RTI BIOLOGICS, INC.

FORM 10-Q For the Quarter Ended September 30, 2012

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$55,242	$46,178
Accounts receivable - less allowances of $337 at September 30, 2012 and $323 at December 31, 2011	20,742	20,674
Inventories - net	72,316	76,598
Prepaid and other current assets	6,380	4,883
Deferred tax assets - net	10,507	11,348

Total current assets	165,187	159,681
Property, plant and equipment - net	46,613	44,532
Deferred tax assets - net	11,456	11,700
Other intangible assets - net	12,088	13,654
Other assets - net	713	460

Total assets	$236,057	$230,027

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,790	$11,141
Accrued expenses	19,722	19,378
Current portion of deferred revenue	4,752	4,650
Current portion of long-term obligations	185	448

Total current liabilities	34,449	35,617
Long-term obligations - less current portion	16	143
Other long-term liabilities	737	920
Deferred tax liabilities	329	339
Deferred revenue	19,995	20,589

Total liabilities	55,526	57,608
Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 55,944,991 and 55,568,345 shares issued and outstanding, respectively	56	56
Additional paid-in capital	413,860	411,699
Accumulated other comprehensive loss	(2,344)	(2,184)
Accumulated deficit	(231,007)	(237,138)
Less treasury stock, 138,297 and 133,296 shares, at cost	(34)	(14)

Total stockholders’ equity	180,531	172,419

Total liabilities and stockholders’ equity	$236,057	$230,027

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Tissue distribution	$43,034	$40,490	$128,866	$121,513
Other revenues	1,532	1,767	4,640	4,872

Total revenues	44,566	42,257	133,506	126,385
Costs of processing and distribution	22,874	22,934	70,037	69,006

Gross profit	21,692	19,323	63,469	57,379

Expenses:
Marketing, general and administrative	14,499	13,664	43,167	41,759
Research and development	3,109	2,510	9,279	7,407
Asset abandonments	—	1	18	58
Litigation settlement	—	—	2,350	—

Total operating expenses	17,608	16,175	54,814	49,224

Operating income	4,084	3,148	8,655	8,155

Other income (expense):
Interest expense	—	(37)	—	(149)
Interest income	27	47	118	132
Foreign exchange gain (loss)	5	(39)	20	(151)

Total other income (expense) - net	32	(29)	138	(168)

Income before income tax provision	4,116	3,119	8,793	7,987
Income tax provision	(1,308)	(377)	(2,662)	(1,979)

Net income	2,808	2,742	6,131	6,008

Other comprehensive income:
Unrealized foreign currency translation gain (loss)	449	(1,218)	(160)	234

Comprehensive income	$3,257	$1,524	$5,971	$6,242

Net income per common share - basic	$0.05	$0.05	$0.11	$0.11

Net income per common share - diluted	$0.05	$0.05	$0.11	$0.11

Weighted average shares outstanding - basic	55,908,574	55,167,178	55,826,306	55,071,761

Weighted average shares outstanding - diluted	56,110,898	55,397,794	56,013,541	55,205,997

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash flows from operating activities:
Net income	$2,808	$2,742	$6,131	$6,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,035	2,035	5,914	6,002
Provision for bad debts and product returns	5	82	121	445
Provision for inventory write-downs	617	1,282	3,100	4,367
Amortization of deferred revenue	(1,163)	(1,165)	(3,491)	(3,187)
Deferred income tax provision	1,573	310	1,043	759
Stock-based compensation	524	501	1,574	1,494
Other	60	6	2,448	74
Change in assets and liabilities:
Accounts receivable	1,899	(2,043)	(209)	1,501
Inventories	457	1,751	1,116	4,529
Accounts payable	1,118	(503)	197	(2,255)
Accrued expenses	(590)	2,411	(2,062)	171
Deferred revenue	—	—	3,000	—
Other operating assets and liabilities	(1,224)	(88)	(1,583)	2,506

Net cash provided by operating activities	8,119	7,321	17,299	22,414

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,235)	(1,173)	(6,844)	(2,483)
Patent and acquired intangible asset costs	(1,015)	(56)	(1,391)	(1,129)
Other investing activities	49	—	49	—

Net cash used in investing activities	(3,201)	(1,229)	(8,186)	(3,612)

Cash flows from financing activities:
Proceeds from exercise of common stock options	176	61	390	246
Payments on long-term obligations	(95)	(222)	(389)	(2,473)
Other financing activities	—	—	(20)	—

Net cash provided by (used in) financing activities	81	(161)	(19)	(2,227)

Effect of exchange rate changes on cash and cash equivalents	12	(280)	(30)	(87)

Net increase in cash and cash equivalents	5,011	5,651	9,064	16,488
Cash and cash equivalents, beginning of period	50,231	39,049	46,178	28,212

Cash and cash equivalents, end of period	$55,242	$44,700	$55,242	$44,700

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2012

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2011	$56	$411,699	$(2,184)	$(237,138)	$(14)	$172,419

Net income	—	—	—	6,131	—	6,131
Foreign currency translation adjustment	—	—	(160)	—	—	(160)
Exercise of common stock options	—	390	—	—	—	390
Stock-based compensation	—	1,574	—	—	—	1,574
Purchase of treasury stock	—	—	—	—	(20)	(20)
Change in tax benefit from stock- based compensation	—	197	—	—	—	197

Balance, September 30, 2012	$56	$413,860	$(2,344)	$(231,007)	$(34)	$180,531

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

3.	Summary of Significant Accounting Policies

Presentation of Comprehensive (Loss) Income—In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive (Loss) Income (Topic 220) – Presentation of Comprehensive (Loss) Income (ASU 2011-05), to require an entity to present the total of comprehensive (loss) income, the components of net (loss) income, and the components of other comprehensive (loss) income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive (loss) income as part of the statement of equity. ASU 2011-05 was effective in the first quarter of 2012 and was applied retrospectively. Accumulated other comprehensive (loss) income includes cumulative foreign currency translation adjustments.

Cash and Cash Equivalents—The Company considers all funds in banks and short-term investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents include overnight repurchase agreements which are 101% collateralized by U.S. Government backed securities. Cash balances are held at a few financial institutions and usually exceed insurable amounts. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions. At September 30, 2012, the Company had $11,674 of cash equivalents.

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

1998 Stock Option Plan, 2004 Equity Incentive Plan and 2010 Equity Incentive Plan – The Company adopted equity incentive plans in 1998 (the “1998 Plan”), 2004 (the “2004 Plan”) and 2010 (the “2010 Plan”), which provide for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company and consultants and advisors. The 1998, 2004 and 2010 Plans allow for up to 4,406,400, 2,000,000 and 5,000,000 shares, respectively, of common stock to be issued with respect to awards granted. New stock options may no longer be awarded under the 1998 Plan.

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

Stock Options

As of September 30, 2012, there was $3,551 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.30 years.

Stock options outstanding, exercisable and available for grant at September 30, 2012 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	5,636,892	$5.19
Granted	816,000	3.98
Exercised	(154,580)	2.52
Forfeited or expired	(1,024,995)	5.21

Outstanding at September 30, 2012	5,273,317	$5.08	5.88	$2,296

Vested or expected to vest at September 30, 2012	5,134,322	$5.12	5.80	$2,220

Exercisable at September 30, 2012	3,259,117	$5.95	4.38	$1,052

Available for grant at September 30, 2012	3,718,212

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value of outstanding stock options for which the fair market value of the underlying common stock exceeds the respective stock option exercise price.

Other information concerning stock options are as follows:

	Nine Months Ended September 30,
	2012	2011
Weighted average fair value of stock options granted	$2.43	$1.71
Aggregate intrinsic value of stock options exercised	184	38

The aggregate intrinsic value of stock options exercised in a period represents the cumulative difference between the fair market value of the underlying common stock and the stock option exercise prices, of the stock options exercised during the period.

Restricted Stock Awards

During the first quarter of 2012, the Company granted 222,066 shares of restricted stock with a weighted-average grant date fair value of $4.02 which vest over one and three year periods. As of September 30, 2012, there was $654 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.54 years.

For the three and nine months ended September 30, 2012 and 2011, the Company recognized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation:
Costs of processing and distribution	$56	$51	$172	$156
Marketing, general and administrative	452	435	1,355	1,292
Research and development	16	15	47	46

Total	$524	$501	$1,574	$1,494

5.	Earnings Per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share (“EPS”) is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic shares	55,908,574	55,167,178	55,826,306	55,071,761
Effect of dilutive securities:
Stock options	202,324	230,616	187,235	134,236

Diluted shares	56,110,898	55,397,794	56,013,541	55,205,997

For the three months ended September 30, 2012 and 2011, approximately 3,912,000 and 4,696,000, respectively, and for the nine months ended September 30, 2012 and 2011, approximately 4,247,000 and 5,585,000, respectively, of issued stock options were not included in the computation of diluted EPS because they were anti-dilutive since their exercise price exceeded their market price.

6.	Inventories

Inventories by stage of completion are as follows:

	September 30, 2012	December 31, 2011
Unprocessed donor tissue	$20,320	$24,365
Tissue in process	28,916	26,251
Implantable donor tissue	21,138	24,266
Supplies	1,942	1,716

	$72,316	$76,598

For the three months ended September 30, 2012 and 2011, the Company had inventory write-downs of $617 and $1,282, respectively, and for the nine months ended September 30, 2012 and 2011, the Company had inventory write-downs of $3,100 and $4,367, respectively, relating primarily to product obsolescence.

7.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	September 30, 2012	December 31, 2011
Land	$1,780	$1,789
Buildings and improvements	43,669	43,219
Processing equipment	28,716	27,677
Office equipment, furniture and fixtures	2,641	2,182
Computer equipment and software	4,704	3,870
Construction in process	8,810	6,127
Equipment under capital leases:
Processing equipment	396	396
Computer equipment	744	744

	91,460	86,004
Less accumulated depreciation	(44,847)	(41,472)

	$46,613	$44,532

Depreciation expense of property, plant and equipment was $1,528 and $1,540 for the three months ended September 30, 2012 and 2011, respectively, and $4,395 and $4,517 for the nine months ended September 30, 2012 and 2011, respectively.

8.	Other Intangible Assets

Other intangible assets are as follows:

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$4,661	$1,531	$4,425	$1,266
Acquired exclusivity rights	2,941	2,322	2,941	2,043
Acquired licensing rights	10,850	3,812	10,850	2,904
Marketing and procurement intangible assets	2,484	1,183	2,944	1,293

Total	$20,936	$8,848	$21,160	$7,506

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists, and non-compete agreements.

Amortization expense of other intangible assets for the three months ended September 30, 2012 and 2011 was $507 and $495, respectively, and for the nine months ended September 30, 2012 and 2011 was $1,519 and $1,485, respectively. At September 30, 2012, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense
2012	525
2013	2,100
2014	1,800
2015	1,500
2016	1,000

$6,925

9.	Accrued Expenses

Accrued expenses are as follows:

	September 30, 2012	December 31, 2011
Accrued compensation	$4,984	$4,267
Accrued donor recovery fees	2,700	2,730
Accrued licensing fees	2,145	3,131
Accrued taxes	4,096	4,332
Other	5,797	4,918

	$19,722	$19,378

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

10.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	September 30, 2012	December 31, 2011
Term loans	$—	$131
Capital leases	201	460

	201	591
Less current portion	(185)	(448)

Long-term portion	$16	$143

The Company has capital leases with interest rates ranging from 5.00% to 8.46% and maturity dates from May 2013 through January 2014.

The Company has a total of four revolving credit facilities, one credit facility with a U.S. bank and three credit facilities with German banks. The total available credit on the Company’s four revolving credit facilities at September 30, 2012 was $16,361. As of September 30, 2012, there were no amounts outstanding on any of the four revolving credit facilities.

Under its U.S. credit agreement with Toronto-Dominion Bank, the Company has a credit facility up to $15,000, of which $14,176 is available based on levels of accounts receivable and inventories. The revolving credit facility contains various restrictive covenants which limit, among other things, indebtedness and liens, and is secured by the Company’s domestic accounts receivable, inventory and certain processing equipment. The current interest rate for this revolving credit facility is 2.50% plus the 30 day LIBOR rate. The revolving credit facility matures on July 21, 2014.

Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euro, or approximately $2,185, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 3.30% to 6.18%.

The Company was in compliance with all covenants related to its revolving credit facilities as of September 30, 2012.

As of September 30, 2012, contractual maturities of long-term obligations are as follows:

Capital Leases
2012	$31
2013	162
2014	8

$201

The $201 representing future maturities of capital leases includes interest in the amount of $6. The present value of net minimum lease payments as of September 30, 2012 was $195.

11.	Income Taxes

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $469 have been established at both September 30, 2012 and 2011, against a portion of the Company’s deferred tax assets relating to certain state net operating loss carryforwards.

The Company has state net operating loss carryforwards of $12,467 that will expire in the years 2018 and 2022 through 2024.

As of September 30, 2012, the Company has research tax credit carryforwards of $3,601 that will expire in years 2025 through 2031. As of September 30, 2012, the Company has alternative minimum tax credit carryforwards of $508 that can be carried forward indefinitely.

The Company expects its deferred tax assets of $21,963, net of the valuation allowance at September 30, 2012 of $469, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

United States income taxes have not been provided on the undistributed earnings of the Company’s German subsidiary. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to permanently reinvest earnings in its German subsidiary.

12.	Supplemental Disclosures of Cash Flow and Noncash Investing and Financing Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cash paid for interest	$6	$24	$19	$113
Income taxes paid	288	142	2,659	317
Purchases of property, plant and equipment financed through capital leases	—	—	—	116
Change in tax benefit from stock-based compensation	410	—	197	—
Change in accrual for purchases of property, plant and equipment	74	1,187	188	1,147
Change in accrual for patent and acquired intangible asset costs	1,275	36	1,439	1,153

13.	Segment Data

The Company processes human and bovine animal tissue and distributes the tissue through various distribution channels. The Company’s one line of business is comprised primarily of five implant categories: sports medicine, spine, surgical specialties, bone graft substitutes (“BGS”) and general orthopedic and dental. The following table presents revenues from tissue distribution and other revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues from tissue distribution:
Sports medicine	$11,811	$11,072	$38,573	$34,881
Spine	10,187	10,322	28,532	31,060
Surgical specialties	7,880	7,519	24,136	22,583
BGS and general orthopedic	7,916	7,026	21,947	19,374
Dental	5,240	4,551	15,678	13,615
Other revenues	1,532	1,767	4,640	4,872

Total revenues	$44,566	$42,257	$133,506	$126,385

Domestic revenues	39,643	37,282	116,707	110,507
International revenues	4,923	4,975	16,799	15,878

Total revenues	$44,566	$42,257	$133,506	$126,385

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Percent of revenues derived from:
Distributor
Medtronic, Inc.	19%	18%	18%	19%
Zimmer, Inc.	15%	16%	14%	15%
Davol, Inc.	12%	12%	12%	12%

International	11%	12%	13%	13%

The following table presents property, plant and equipment - net by significant geographic location:

	September 30,	December 31,
	2012	2011
Property, plant and equipment - net:
Domestic	$32,701	$31,532
International	13,912	13,000

Total	$46,613	$44,532

14.	Commitments and Contingencies

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

Exclusive License Agreement with Athersys—On September 10, 2010, the Company entered into an Exclusive License Agreement with Athersys, Inc. (“Athersys”), pursuant to which Athersys will provide RTI access to its Multipotent Adult Progenitor Cell (“MAPC”) technologies to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications. In consideration for the Exclusive License, the Company agreed to pay Athersys the following: 1) a non-refundable $3,000 license fee, payable in three time-based $1,000 installments, the last of which was paid in the first quarter of 2011, 2) payment of $2,000 contingent upon successful achievement of certain development milestones which the Company has recorded in accrued expenses, of which $1,000 was paid in the third quarter of 2012, and 3) up to $32,500 contingent upon achievement of certain cumulative revenue milestones in future years. In addition, the Company will pay Athersys royalties from the distribution of implants under a tiered royalty structure based on achievement of certain cumulative revenue milestones. The term of the Exclusive License Agreement is the longer of five years, or the remaining life of any patent or trade secret. These acquired licensing rights are being amortized to expense on a straight-line basis over the expected life of the asset.

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

Leases—The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2017. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. At September 30, 2012, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

Operating
Leases
2012	$482
2013	1,129
2014	482
2015	274
2016 and beyond	269

$2,636

Legal and Regulatory Actions—The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of September 30, 2012 will have a material adverse impact on its financial position or results of operations.

Biomedical Tissue Service, Ltd.— The Company has been named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the tissue recovery practices of BTS, an unaffiliated recovery agency and BTS’s owner, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. These cases generally allege that the Company has liability for interference with the rights of the surviving next of kin as perpetrated by BTS and the funeral homes. As a result of increased judicial clarity during the second quarter of 2012 regarding timing of litigation, and anticipated increases in legal activity and expense flowing therefrom, the Company determined that the cost of continuing an aggressive legal defense for certain of the lawsuits would be significant. Therefore, in order to mitigate the Company’s financial exposure, an agreement was reached to settle 29 of the lawsuits for which our insurer was not paying for the legal fees. Pursuant to the settlement of these lawsuits, the Company recorded a litigation settlement charge of $2,350 in the second quarter of 2012 which was paid in the third quarter of 2012. As of September 30, 2012, there are 44 remaining lawsuits pending against the Company. The Company, through its affiliation with RTIDS, currently has $2 million in answerable indemnity insurance, with non-eroding defense limits. Of the remaining 44 pending cases, our insurer is presently paying the legal fees and costs for 28 cases. Coverage for the remaining 16 cases is either being disclaimed by our insurer or coverage is not presently available due to RTIDS not having been named as a co-defendant. The Company believes this disclaimer of coverage is improper, and has brought a declaratory action against the insurer to obtain a judgment ordering coverage on these disclaimed cases. As part of this action, the insurer is seeking to confirm its initial disclaimer, as well as seeking to disclaim coverage on the 28 cases for which it is presently paying fees. Pending resolution of the declaratory action, or if the declaratory action is not resolved in the Company’s favor, the Company will be responsible for paying both the legal fees incurred starting March 22, 2012, and any indemnification that may be owed in connection with those disclaimed cases. With respect to the remaining 44 cases, they are currently divided among courts located in the state court system of New York, and the Federal Court in New Jersey. Neither the rulings of the courts nor reactions of juries can be predicted with reasonable reliability, and laws in the jurisdictions may be subject to change or differing interpretation. The Company believes it has meritorious legal and factual defenses to these claims, and will vigorously defend any remaining cases. The probability of an unfavorable outcome to the Company is unknown and a range of loss, if any, cannot be estimated at this time. However, while the Company believes our defenses are meritorious, the ultimate resolution of the matters could adversely impact our business, financial condition or results of operations.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

15.	Related Parties

Effective October 1, 2012, the Chairman of the Company’s board of directors was named Interim Chief Financial Officer of Stryker Corporation (“Stryker”). The Company has a spine distribution agreement, with one year automatic renewals in June, and a BGS and general orthopedic distribution agreement, with two year automatic renewals in May, with Stryker.

During the three months ended September 30, 2012 and 2011, the Company recognized revenues of $1,652 and $1,548, respectively, and for the nine months ended September 30, 2012 and 2011, the Company recognized revenues of $4,676 and $3,985, respectively, on distributions to Stryker. Distributions to Stryker for the three months ended September 30, 2012 and 2011 represented 3.7% and 3.7%, respectively, and for the nine months ended September 30, 2012 and 2011 represented 3.5% and 3.2%, respectively, of the Company’s total revenues. Trade accounts receivable due from Stryker totaled $959 and $1,085 at September 30, 2012 and December 31, 2011, respectively. Trade accounts payable due to Stryker totaled $42 and $26 at September, 30, 2012 and December 31, 2011, respectively.

16.	Subsequent Events

The Company evaluated subsequent events as of the issuance date of the condensed consolidated financial statements, November 1, 2012, and determined that there were no applicable recognized events or transactions required to be recorded or disclosed in the financial statements, except for the Company’s receipt of a warning letter on October 23, 2012 from the U.S. Food and Drug Administration (“FDA”) related to environmental monitoring activities in certain areas of its processing facility in Alachua, Florida. The Company is currently working with the FDA to resolve their concerns. The warning letter does not restrict the Company’s ability to process or distribute implants, nor does it require the withdrawal of any implants from the marketplace.

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

Management Overview

RTI Biologics, Inc., together with its subsidiaries, produces orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues. We process donated human musculoskeletal and other tissues, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera, and dermal tissues, as well as bovine animal tissues to produce allograft and xenograft implants by utilizing our proprietary BIOCLEANSE ® and TUTOPLAST® sterilization processes. We process and distribute human and bovine animal tissues for use in the fields of sports medicine, spine, surgical specialties, bone graft substitutes, and general orthopedic and dental. We market our implants through a direct distribution organization, as well as through a network of independent distributors to hospitals and surgeons in the United States and internationally. We were founded in 1997 and are headquartered in Alachua, Florida

Domestic distributions and services accounted for 87% of total revenues in the first nine months of 2012. Most of our implants are distributed directly to doctors, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 13% of total revenues in the first nine months of 2012. Our implants are distributed in over 30 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

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

Three and Nine Months Ended September 30, 2012 Compared With Three and Nine Months Ended September 30, 2011

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)
Revenues from tissue distribution:
Sports medicine	$11,811	$11,072	$38,573	$34,881
Spine	10,187	10,322	28,532	31,060
Surgical specialties	7,880	7,519	24,136	22,583
BGS and general orthopedic	7,916	7,026	21,947	19,374
Dental	5,240	4,551	15,678	13,615
Other revenues	1,532	1,767	4,640	4,872

Total revenues	$44,566	$42,257	$133,506	$126,385

Domestic revenues	39,643	37,282	116,707	110,507
International revenues	4,923	4,975	16,799	15,878

Total revenues	$44,566	$42,257	$133,506	$126,385

Three Months Ended September 30, 2012 Compared With Three Months Ended September 30, 2011

Revenues. Our total revenues increased $2.3 million, or 5.5%, to $44.6 million for the three months ended September 30, 2012 compared to $42.3 million for the three months ended September 30, 2011.

Sports Medicine - Revenues from sports medicine allografts increased $739,000, or 6.7%, to $11.8 million for the three months ended September 30, 2012 compared to $11.1 million for the three months ended September 30, 2011. Sports medicine revenues increased primarily as a result of higher unit volumes of 6.7%.

Spine - Revenues from spinal allografts decreased $135,000, or 1.3%, to $10.2 million for the three months ended September 30, 2012 compared to $10.3 million for the three months ended September 30, 2011. Spine revenues decreased primarily as a result of lower average revenues per unit of 5.7%, primarily due to changes in distribution mix, partially offset by higher unit volumes of 4.6%.

Surgical Specialties - Revenues from surgical specialty allografts increased $361,000, or 4.8%, to $7.9 million for the three months ended September 30, 2012 compared to $7.5 million for the three months ended September 30, 2011. Surgical specialties revenues increased as a result of higher unit volumes of 3.2% and higher average revenue per unit of 1.6%.

Bone Graft Substitutes (BGS) and General Orthopedic - Revenues from BGS and general orthopedic allografts increased $890,000, or 12.7%, to $7.9 million for the three months ended September 30, 2012 compared to $7.0 million for the three months ended September 30, 2011. BGS and general orthopedic revenue increases were primarily the result of higher unit volumes of 12.5%.

Dental - Revenues from dental allografts increased $689,000, or 15.1%, to $5.2 million for the three months ended September 30, 2012 compared to $4.6 million for the three months ended September 30, 2011. Dental revenues increased primarily as a result of higher unit volumes of 10.6% and higher revenues per unit of 4.3%.

Other Revenues - Revenues from other sources consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees decreased by $235,000 to $1.5 million for the three months ended September 30, 2012 compared to $1.8 million for the three months ended September 30, 2011. The decrease was primarily due to lower tissue recovery fees related to tissue recovered for other tissue processors in the current period.

International revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues decreased $52,000, or 1.0%, to $4.9 million for the three months ended September 30, 2012 compared to $5.0 million for the three months ended September 30, 2011. On a constant currency basis, international revenues increased $456,000, or 9.2%, primarily as a result of higher BGS and general orthopedic revenues.

Costs of Processing and Distribution. Costs of processing and distribution decreased $60,000, or 0.3%, to $22.9 million for the three months ended September 30, 2012 compared to $22.9 million for the three months ended September 30, 2011.

Costs of processing and distribution decreased as a percentage of revenues from 54.3% for the three months ended September 30, 2011 to 51.3% for the three months ended September 30, 2012. The decrease was primarily the result of higher production levels and operating efficiencies for the three months ended September 30, 2012 as compared to the prior year period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $835,000, or 6.1%, to $14.5 million for the three months ended September 30, 2012 from $13.7 million for the three months ended September 30, 2011. Marketing, general and administrative expenses increased as a percentage of revenues from 32.3% for the three months ended September 30, 2011 to 32.5% for the three months ended September 30, 2012. The increase in expenses was primarily due to increases in compensation, distributor commissions and marketing related expenses of $1.0 million, partially offset by favorable foreign currency exchange fluctuations of $292,000 due to an 11.6% increase in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Research and Development Expenses. Research and development expenses increased by $599,000, or 23.9%, to $3.1 million for the three months ended September 30, 2012 from $2.5 million for the three months ended September 30, 2011. As a percentage of revenues, research and development expenses increased from 5.9% for the three months ended September 30, 2011 to 7.0% for the three months ended September 30, 2012. The increase was primarily due to higher research study related expenses of $591,000.

Asset Abandonments. There were no asset abandonments for the three months ended September 30, 2012 compared to $1,000 for the three months ended September 30, 2011.

Net Other Income (Expense). Net other income was $32,000 for the three months ended September 30, 2012 compared to net other expense of $29,000 for the three months ended September 30, 2011. The increase in net other income is primarily attributable to lower interest expense incurred on long term debt and favorable foreign currency exchange changes due to fluctuations in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the three months ended September 30, 2012 was $1.3 million compared to $377,000 for the three months ended September 30, 2011. Our effective tax rate for the three months ended September 30, 2012 and 2011 was 31.8% and 12.1% respectively. Our effective tax rate for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 increased primarily resulting from new safe harbor guidance issued by the Internal Revenue Service in the third quarter of 2011 regarding the deductibility of transaction fees incurred as part of our 2008 merger with TMI with no comparable credit in the current period.

Nine Months Ended September 30, 2012 Compared With Nine Months Ended September 30, 2011

Revenues. Our total revenues increased $7.1 million, or 5.6%, to $133.5 million for the nine months ended September 30, 2012 compared to $126.4 million for the nine months ended September 30, 2011.

Sports Medicine - Revenues from sports medicine allografts increased $3.7 million, or 10.6%, to $38.6 million for the nine months ended September 30, 2012 compared to $34.9 million for the nine months ended September 30, 2011. Sports medicine revenues increased primarily as a result of higher unit volumes of 11.6%, partially offset by lower average revenues per unit of 0.9%, primarily due to changes in distribution mix.

Spine - Revenues from spinal allografts decreased $2.5 million, or 8.1%, to $28.5 million for the nine months ended September 30, 2012 compared to $31.1 million for the nine months ended September 30, 2011. Spine revenues decreased primarily as a result of lower unit volumes of 5.2% and lower average revenue per unit of 3.1%, primarily due to changes in distribution mix.

Surgical Specialties - Revenues from surgical specialty allografts increased $1.6 million, or 6.9%, to $24.1 million for the nine months ended September 30, 2012 compared to $22.6 million for the nine months ended September 30, 2011. Surgical specialties revenues increased primarily as a result of higher unit volumes of 9.2%, partially offset by lower revenues per unit of 1.9%, primarily due to changes in distribution mix.

Bone Graft Substitutes (BGS) and General Orthopedic - Revenues from BGS and general orthopedic allografts increased $2.6 million, or 13.3%, to $22.0 million for the nine months ended September 30, 2012 compared to $19.4 million for the nine months ended September 30, 2011. BGS and general orthopedic revenue increases were primarily the result of higher unit volumes of 17.2%, partially offset by lower revenues per unit of 3.2%, primarily due to changes in distribution mix.

Dental - Revenues from dental allografts increased $2.1 million, or 15.2%, to $15.7 million for the nine months ended September 30, 2012 compared to $13.6 million for the nine months ended September 30, 2011. Dental revenues increased primarily as a result of higher unit volumes of 16.4%, partially offset by lower revenues per unit of 0.7%, primarily due to changes in distribution mix.

Other Revenues - Revenues from other sources consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking decreased $232,000, or 4.8%, to $4.6 million for the nine months ended September 30, 2012 compared to $4.9 million for the nine months ended September 30, 2011. The decrease was primarily due to lower tissue recovery fees related to tissue recovered for other tissue processors in the current period.

International revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $921,000, or 5.8%, to $16.8 million for the nine months ended September 30, 2012 compared to $15.9 million for the nine months ended September 30, 2011. On a constant currency basis, international revenues increased $2.2 million, or 13.6%, primarily as a result of higher BGS and general orthopedic revenues.

Costs of Processing and Distribution. Costs of processing and distribution increased $1.0 million, or 1.5%, to $70.0 million for the nine months ended September 30, 2012 compared to $69.0 million for the nine months ended September 30, 2011.

Costs of processing and distribution decreased as a percentage of revenues from 54.6% for the nine months ended September 30, 2011 to 52.5% for the nine months ended September 30, 2012. The decrease was primarily the result of higher production levels and operating efficiencies for the nine months ended September 30, 2012 as compared to the prior year period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $1.4 million, or 3.4%, to $43.2 million for the nine months ended September 30, 2012 from $41.8 million for the nine months ended September 30, 2011. Marketing, general and administrative expenses decreased as a percentage of revenues from 33.0% for the nine months ended September 30, 2011 to 32.3% for the nine months ended September 30, 2012. The increase in expense was primarily due to an increase in variable compensation expense and distributor commissions expense of $1.0 million and $685,000, respectively, partially offset by $619,000 of favorable foreign currency exchange fluctuations due to an 8.9% increase in the value of the U.S. dollar versus the Euro, as compared to the prior year period.

Research and Development Expenses. Research and development expenses increased by $1.9 million, or 25.3%, to $9.3 million for the nine months ended September 30, 2012 from $7.4 million for the nine months ended September 30, 2011. As a percentage of revenues, research and development expenses increased from 5.9% for the nine months ended September 30, 2011 to 7.0% for the nine months ended September 30, 2012. The increase was primarily due to higher research study related expenses of $1.4 million.

Asset Abandonments. Asset abandonments decreased by $40,000 to $18,000 for the nine months ended September 30, 2012 from $58,000 for the nine months ended September 30, 2011.

Litigation settlement. In connection with certain lawsuits pending against us related to the misconduct of Biomedical Tissue Services, Ltd. (“BTS”) and BTS’s owner, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs, an agreement was reached to settle 29 of the lawsuits, and the parties prepared documentation to effect such agreement in the third quarter of 2012. Pursuant to the settlement of these lawsuits, we recorded a litigation settlement charge of $2.4 million in the second quarter of 2012 which was paid in the third quarter of 2012.

Net Other Income (Expense). Net other income was $138,000 for the nine months ended September 30, 2012 compared to net other expense of $168,000 for the nine months ended September 30, 2011. The increase in net other income is primarily attributable to lower interest expense incurred on long term debt and favorable foreign currency exchange changes due to fluctuations in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the nine months ended September 30, 2012 was $2.7 million compared to $2.0 million for the nine months ended September 30, 2011. Our effective tax rate for the nine months ended September 30, 2012 and 2011 was 30.3% and 24.8% respectively. Our effective tax rate for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 increased primarily resulting from new safe harbor guidance issued by the Internal Revenue Service in the third quarter of 2011 regarding the deductibility of transaction fees incurred as part of our 2008 merger with TMI with no comparable credit in the current period.

Liquidity and Capital Resources

Our working capital at September 30, 2012 increased $6.7 million to $130.7 million from $124.1 million at December 31, 2011. The increase in working capital was primarily due to the increase in cash and cash equivalents on hand and a decrease in accounts payable during the current period. At September 30, 2012, we had 43 days of revenues outstanding in trade accounts receivable, a decrease of 2 days compared to December 31, 2011. The decrease was due to higher cash receipts from customers than shipments and corresponding billings to customers during the first nine months of 2012. At September 30, 2012 we had 283 days of inventory on hand, a decrease of 17 days compared to December 31, 2011. The planned decrease was primarily due to a continued inventory management focus. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months. We had $55.2 million of cash and cash equivalents at September 30, 2012.

Our long term obligations at September 30, 2012 decreased $390,000 to $201,000 from $591,000 at December 31, 2011. The decrease in long term obligations was primarily due to our paying off our term loans and paying down our capital leases. At September 30, 2012, we have $16.4 million of borrowing capacity available under our revolving credit facilities. On July 21, 2012, we entered into an amended credit agreement with Toronto-Dominion Bank. Under the amended agreement there were no substantial changes to the credit facility agreement terms, other than the revolving credit facility’s maturity date being extended from July 21, 2012 to July 21, 2014.

As of September 30, 2012, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

Certain Commitments.

The Company’s short-term and long-term debt obligations and availability of credit as of September 30, 2012 are as follows:

	Outstanding	Available
	Balance	Credit
	(In thousands)
Short-term obligations:
Credit facilities	$—	$16,361
Long-term obligations:
Capital leases	201	—

Total debt obligations	$201	$16,361

The following table provides a summary of our debt obligations, operating lease obligations, and other significant obligations as of September 30, 2012.

	Contractual Obligations Due by Period
	Total	2012	2013	2014	2015	After 2015
	(In thousands)
Debt obligations	$201	$31	$162	$8	$—	$—
Operating leases	2,636	482	1,129	482	274	269
Other significant obligations (1)	6,174	5,931	243	—	—	—
Unrecognized tax benefits	531	158	336	—	—	37

Total	$9,542	$6,602	$1,870	$490	$274	$306

(1)	These amounts consist of contractual obligations for tissue recovery development grants and licensing fees.

The Company was in compliance with all covenants related to its revolving credit facilities as of September 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2012. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and in Germany, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We do not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, we are subject to changes in interest rates. Based on September 30, 2012 outstanding obligations, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on September 30, 2012 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business. For example, we have been named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the tissue recovery practices of BTS, an unaffiliated recovery agency and BTS’s owner, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. These cases generally allege that we have liability for interference with the rights of the surviving next of kin as perpetrated by BTS and the funeral homes. As a result of increased judicial clarity during the second quarter of 2012 regarding timing of litigation, and anticipated increases in legal activity and expense flowing therefrom, we determined that the cost of continuing an aggressive legal defense for certain of the lawsuits would be significant. Therefore, in order to mitigate our financial exposure, an agreement was reached to settle 29 of the lawsuits for which our insurer was not paying for the legal fees. Pursuant to the settlement of these lawsuits, we recorded a litigation settlement charge of $2.4 million in the second quarter of 2012, which was paid in the third quarter of 2012. As of September 30, 2012, there are 44 remaining lawsuits pending against us. Through our affiliation with RTIDS, we currently have $2 million in answerable indemnity insurance, with non-eroding defense limits. Of the remaining 44 pending cases, our insurer is presently paying the legal fees and costs for 28 cases. Coverage for the remaining 16 cases is either being disclaimed by our insurer or coverage is not presently available due to RTIDS not having been named as a co-defendant. We believe this disclaimer of coverage is improper, and has brought a declaratory action against the insurer to obtain a judgment ordering coverage on these disclaimed cases. As part of this action, the insurer is seeking to confirm its initial disclaimer, as well as seeking to disclaim coverage on the 28 cases for which it is presently paying fees. Pending resolution of the declaratory action, or if the declaratory action is not resolved in our favor, we will be responsible for paying both the legal fees incurred starting March 22, 2012, and any indemnification that may be owed in connection with those disclaimed cases. With respect to the remaining 44 cases, they are currently divided among courts located in the state court system of New York, and the Federal Court in New Jersey. Neither the rulings of the courts nor reactions of juries can be predicted with reasonable reliability, and laws in the jurisdictions may be subject to change or differing interpretation. We believe we have meritorious legal and factual defenses to these claims, and will vigorously defend any remaining cases. The probability of an unfavorable outcome to us is unknown and a range of loss, if any, cannot be estimated at this time. However, while we believe our defenses are meritorious, the ultimate resolution of the matters could adversely impact our business, financial condition or results of operations.

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

Date: November 1, 2012

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