Form 10-K
period 2012-12-31
RTI Biologics, Inc.
filed 2013-02-26
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012), was approximately $208.9 million.

The number of shares of Common Stock outstanding as of February 19, 2013 was 56,006,384.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Company Overview

We are a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We recover and process donated human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue, and bovine animal tissue in producing allograft and xenograft implants utilizing proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE™ SP sterilization processes, for distribution to hospitals and surgeons. We process at two facilities in Alachua, Florida and one facility in Neunkirchen, Germany and distribute our products and services in all 50 states and in over 30 countries worldwide.

We process human and bovine animal tissue and distribute the tissue through various distribution channels. Our lines of business are comprised primarily of five categories: sports medicine, spine, surgical specialties, bone graft substitutes and general orthopedic (“BGS and general orthopedic”) and dental. The following table presents revenues from tissue distribution and other revenues and their respective percentages of our revenues for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	(In thousands)
Revenues from tissue distribution:
Sports medicine	$51,197	28.8%	$48,122	28.4%	$45,065	27.1%
Spine	38,866	21.8%	39,722	23.5%	33,906	20.4%
Surgical specialties	30,897	17.3%	30,328	17.9%	26,871	16.2%
BGS and general orthopedic	29,308	16.5%	26,291	15.5%	25,413	15.3%
Dental	21,435	12.0%	18,392	10.9%	29,746	17.9%
Other revenues	6,410	3.6%	6,461	3.8%	5,170	3.1%

Total revenues	$178,113	100.0%	$169,316	100.0%	$166,171	100.0%

Domestic revenues	$156,803	88.0%	$148,315	87.6%	$147,943	89.0%
International revenues	21,310	12.0%	21,001	12.4%	18,228	11.0%

Total revenues	$178,113	100.0%	$169,316	100.0%	$166,171	100.0%

For additional financial information concerning our operating performance, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report and our Consolidated Financial Statements in Part II, Item 8 of this report.

We pursue a market-by-market approach to the distribution of our implants, and establish strategic distribution arrangements in order to increase our penetration in selected markets. In the domestic sports medicine and BGS and general orthopedic applications, we have developed a direct distribution organization and a network of independent distributors. We have distribution arrangements with Integra Life Sciences Corporation. (“Integra”), along with Wright Medical Technology, Inc. (“Wright”) who distributes certain of our sports medicine implants. For our spine implants we distribute through and/or process for Alphatec Spine, Inc. (“Alphatec”), SeaSpine, Inc. (“SeaSpine”), a subsidiary of Integra LifeSciences Corporation (“Integra”), Stryker Spine, a division of Stryker Corporation (“Stryker”), Aesculap Implant Systems, Inc. (“Aesculap”), Orthofix International NV (“Orthofix”), Medtronic, Inc. (“Medtronic”), Zimmer, Inc. (“Zimmer”) and Integra. For our surgical specialties markets, we distribute through Integra for our bovine pericardium and dural repair applications, through ENTrigue Surgical, Inc. (“ENTrigue”) for ear, nose and throat applications, through Coloplast A/S of Denmark (“Coloplast”) for urology, through Davol, Inc., a subsidiary of C. R. Bard, Inc. (“Davol”) for hernia repair and breast reconstruction and through IOP, Inc. (“IOP”) for ophthalmology. For our BGS and general orthopedic implants, we distribute through Medtronic, Zimmer, Exactech, Inc., (“Exactech”), Pioneer Surgical Technology, Inc. (“Pioneer”), Stryker, Integra and Wright Medical. For our domestic dental implants we distribute exclusively through Zimmer subject to certain Company obligations under an existing distribution agreement with a third party. In the international market we have a direct distribution force in Germany and a network of independent distributors outside Germany for other implants and Zimmer for our dental implants.

As part of the tissue procurement process we rely on tissue recovery agencies to obtain appropriate consent and perform federally-mandated donor screening, such as a medical and social history interview with an authorized person. Upon receipt of the tissue, we conduct pre-processing donor screening to determine its medical suitability for transplantation, including reviewing available medical records and testing of blood collected from each donor by the recovery agency for the presence of viral or bacterial diseases. We also screen tissue at various points during processing, including, for example, mechanical tests. For processing, bone tissue, soft tissue, tendon and ligament grafts are sterilized through our BioCleanse® process, TUTOPLAST® process, or CANCELLE™ SP process only after they have passed prior tissue screening steps. Our BioCleanse® process is a patented tissue sterilization process that is designed to add a measure of safety to our tissue implants and provide surgeons and patients with tissue implants that are free of spores, fungi, bacteria and viruses and is the only tissue sterilization process that has been reviewed by the U.S. Food and Drug Administration (“FDA”). The BioCleanse® process is an automated, multi-step cleansing process which first removes blood and fats, then chemically sterilizes the tissue, while maintaining the structural integrity and biocompatibility of the tissue, and is applied to bone tissue and tendon and ligament tissue. The TUTOPLAST® process utilizes solvent dehydration and chemical inactivation, and is applied to two types of preserved allografts: soft tissue, consisting of fascia lata, fascia temporalis, pericardium, dermis and sclera; and bone tissue; consisting of various configurations of cancellous and cortical bone material. The CANCELLE™ SP process sterilizes DBM pastes and putties while simultaneously allowing them to maintain their osteoinductive potential (as determined by lot release animal studies or testing for certain protein markers – these tests are not necessarily predictive of human clinical results). Through a combination of oxidative treatments and acid or alcohol washes, debris is removed and pathogens are inactivated. Cleansing rinses remove residual chemicals, maintaining biocompatibility and preserving the utility of the graft. The CANCELLE™ SP irradiation dose is delivered terminally for pastes and putties to achieve device-level sterility (SAL 10-6). We believe that the BioCleanse®, TUTOPLAST®, and CANCELLE™ SP processes are the industry leading sterilization processes.

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

Sports Medicine

Many repetitive use and sports-related injuries can be addressed with allograft implants. The most prevalent surgeries include repairs to the anterior cruciate ligament, or ACL in the knee, and rotator cuff, in the shoulder. Our principal sports medicine allografts are tendons for ligament reconstruction and our meniscal allografts for transplantation. Many of our sports medicine allografts utilize our patented pre-shape technology and are shaped to fit surgeon’s requirements making them easier and/or faster to implant. Our sports medicine implants such as our BioCleanse Meniscus, Bone-Tendon-Bone Select, BioCleanse Peroneus Longus, fresh-stored osteochondral (OC) allograft for cartilage repair, Matrix HD dermis products for wound repair and our Fresh OC Talus are marketed domestically through our direct biologics representatives and through our network of independent distributors and internationally through a network of independent distributors.

On July 1, 2011, we entered into a Distribution and Supply Agreement with Integra for an initial term of 5 years measured from the date on which Integra receives and accepts the first commercially distributable order of implants we agreed to process and package based on Integra designs for distribution by Integra. The current agreement with Integra expires July 24, 2016 and will renew automatically for an additional 5 years unless terminated in writing by either party with at least 180 days notice in advance of the renewal date, and thereafter for up to two successive 2 year terms. The contract is expected to be renewed.

Spine

The spine market for allografts includes precision machined implants and bone paste utilized in spinal procedures. Our spine allografts are marketed domestically through our non-exclusive relationships with Alphatec, SeaSpine, Aesculap, Stryker, Orthofix, Medtronic, and Zimmer.

On February 11, 2011, we entered into a Distribution and Supply Agreement with Alphatec with an initial term of 3 years, under which we agreed to process and package implants designed by Alphatec for distribution by Alphatec. The current agreement with Alphatec expires February 10, 2014 and will renew automatically for successive 3 year terms.

On July 29, 2010, we entered into a Contract Processing and Supply Agreement with an initial term of 3 years with SeaSpine, under which we agreed to process and package implants designed by SeaSpine for distribution by SeaSpine. The current agreement with SeaSpine expires July 28, 2013. The contract term is expected to be extended or a new contract executed.

On December 15, 2008, we entered into an Implant Development and Supply Agreement with Aesculap with an initial term of 10 years, under which we agreed to process and package implants designed by Aesculap for distribution by Aesculap.

On June 6, 2007, we entered into an Allograft Distribution and Supply Agreement with Stryker with an initial term of 3 years under which we process and package implants designed by Stryker for distribution by Stryker. The current agreement with Stryker expires June 5, 2013 and will continue to renew automatically for successive one year terms, unless terminated in writing by either party with at least 60 days notice in advance of the renewal date. The contract is expected to be renewed.

On November 21, 2006, we entered into an Allograft Distribution and Supply Agreement with Orthofix with an initial term of 3 years. Under this agreement, we process and package implants designed by Orthofix for distribution by Orthofix. On November 17, 2007, this agreement was expanded to include four additional implant designs. The current agreement with Orthofix expires November 21, 2013 and will continue to renew automatically for successive one year terms, unless terminated in writing by either party with at least 60 days notice in advance of the renewal date. The contract is expected to be renewed.

Medtronic is our principal distributor in the spine market. We originally entered into an Exclusive Distribution and License Agreement with Medtronic, dated June 1, 2002, pursuant to which Medtronic distributed specialty allograft and bone paste for use in spinal surgery. We have amended our agreement with Medtronic several times since 2002. Our current agreement with Medtronic will expire on June 1, 2014, unless the parties agree to extend the agreement.

During September 2000, Zimmer began distributing TMI bone implants under a ten-year agreement for applications in the spine market. In April 2003, TMI entered into an Exclusive License and Distribution Agreement with Zimmer with an initial term of 10 years. Effective with that agreement, Zimmer became a “stocking distributor”. The agreement was amended in July 2005. Currently, Zimmer distributes both traditional bone and specialty allografts, and bone paste for use in spinal surgery. Our current spine agreement with Zimmer expires March 8, 2014 and will continue to renew automatically for successive one year terms unless terminated in writing by either party with at least 12 months notice in advance of the renewal date. The contract is expected to be renewed.

Surgical Specialties

We distribute implants for surgical specialties which include hernia, breast reconstruction, urology, and ophthalmology.

On April 11, 2011, we entered into a Distribution and Supply Agreement with Integra for an initial term of 5 years measured from the date on which Integra receives and accepts the first commercially distributable order of processed and packaged bovine pericardium for dural repair applications for distribution by Integra. We do not have regulatory clearance for this product. The product will be made available to Integra once regulatory clearance has been completed. As such, the initial 5 year term has not effectively begun. Following the initial 5 year term, the agreement will automatically renew for an additional 3 years unless Integra elects to terminate, and subsequently for up to two additional renewal terms of 2 years each terminable by either party. On June 12, 2012, the Distribution and Supply Agreement was amended. Integra may immediately terminate the agreement upon written notice to the Company in the event we fail to obtain regulatory clearance for the implants by April 10, 2014, or if we fail to provide Integra with commercially salable implants within 4 months after we obtain regulatory clearance for the implants.

In December 2008, we entered into a biologics development, distribution and supply agreement with ENTrigue to develop, promote, distribute and supply our line of allograft biologic tissues for the ear, nose and throat market. This agreement has an initial term of six years with automatic three year renewals unless terminated in writing by either party. Initial shipments of implants to ENTrigue began in 2009. The parties mutually agreed to terminate the agreement effective January 1, 2013 with no negative consequences.

In May 2007, TMI signed an agreement with Coloplast extending its then current distribution agreement in the urology market and expanding its scope both internationally, and to include TMI’s Tutoplast® processed bovine pericardium. As a stocking distributor, Coloplast markets TUTOPLAST® fascia lata, dermis, and pericardium tissue grafts. This agreement was renewed for a period of 3 years effective December 1, 2011.

In January 2006, TMI entered into a four-year exclusive worldwide distribution agreement with Davol to promote, market and distribute TMI’s line of allograft biologic tissues for hernia repair and the reconstruction of the chest and abdominal walls. Under the agreement, Davol paid TMI $3.3 million in fees for the exclusive distribution rights. On July 13, 2009, we and Davol amended the January 2006 distribution agreement with TMI. Under the amended agreement, 1) Davol paid us $8.0 million in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay us certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid us the first revenue milestone payment of $3.5 million. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013. The $8.0 million and $3.5 million exclusivity payments have been deferred and are being recognized as other revenue on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. The straight-line method approximates the expected pattern of product distribution based on the distribution agreement’s annual minimum purchase requirements.

IOP was a distributor of TMI’s since 1998, and continues to be an exclusive distributor for our TUTOPLAST® processed tissue for ophthalmic applications. Our current distribution agreement with IOP expires on December 15, 2015 and renews automatically for three consecutive one year terms unless terminated in writing by either party with at least 9 months notice in advance of the renewal date.

BGS and general orthopedic

Allograft Paste. Surgeons principally use our allograft paste implants, which are composed of demineralized bone matrix (“DBM”) and in some cases a biologic gel carrier, in fracture treatment, bone and joint reconstruction and periodontal applications, such as ridge augmentation for dental implants. Our allograft paste implants are marketed under Osteofil® by Medtronic, Puros® DBM by Zimmer and the Optefil™, Opteform®, Regenafil® and Regenaform® brands with Exactech and we distribute directly the BioSet®, BioReady™ and BioAdapt™ families of paste implants through our direct distributor force, Pioneer, and our international distribution network. Our DBM Boat implants are marketed under BIO DBM by Stryker.

On July 1, 2011, we entered into a Distribution and Supply Agreement with an initial term of 5 years with Integra, under which we agreed to process and package allograft wedge implants for distribution by Integra for use in foot and ankle applications.

On May 29, 2009, we entered into a Distribution and Supply Agreement with an initial term of 3 years and two year automatic renewals with Stryker, under which we distribute through Stryker certain shaped allograft implants based on a proprietary technology platform of the Company. The current agreement with Stryker expires May 28, 2014.

On May 14, 2007, we entered into an exclusive distribution agreement with Zimmer with an initial term of 10 years, relating to certain new bone graft substitutes implants. As part of the agreement, Zimmer made payments to us totaling $5.0 million for the aforementioned exclusive distribution rights, and had to maintain certain minimum order volumes through the duration of the contract. The $5.0 million exclusivity payment has been deferred and is being recognized in other revenues on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also included automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation. Effective May 30, 2012, the agreement with Zimmer was amended so that Zimmer retained exclusivity for dental and oral maxillofacial applications, and released exclusivity for other applications. Under the amended agreement, Zimmer is no longer required to maintain minimum order volumes, we are restricted from distributing the bone graft substitute implants into certain Zimmer accounts, and the buy-out provisions upon proper notice of cancellation were removed. No payment was made as part of the amendment and the term of the agreement remains unchanged. The exclusivity payment was not affected by the amendment to the agreement, which was not considered to be a material modification, and as such the revenue recognition methodology remains unchanged.

On February 9, 2007, we entered into a Xenograft Distribution and Supply Agreement with Wright with an initial term of 10 years. Under this contract, Wright distributes certain allografts, xenografts as well as xenografts designed by Wright which we process and package. This agreement was expanded to include additional designs effective March 9, 2007. This agreement expires February 8, 2017 and renews automatically with successive one year terms unless terminated in writing by either party with at least 60 days notice in advance of the renewal date.

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

During September 2000, Zimmer entered into a ten-year agreement to represent TUTOPLAST® processed bone, under the brand name Puros®, for dental applications. Zimmer marketed the implants to the end user and in the United States we shipped and billed the customer directly. Distribution fees earned pursuant to the agreement were recognized ratably over the term of the agreement. During 2006, TMI expanded its relationship with Zimmer by adding pericardium and dermis soft tissue implants for dental applications. The additions of these implants provided Zimmer with a full line of biologic implants for the dental surgeons. In August 2007, TMI entered into an agreement to extend Zimmer’s exclusivity internationally into Europe, the Middle East and Asia. The international agreement included both human and bovine bone and soft tissue implants and allowed Zimmer to provide the dentist with a complete offering of implants for the regenerative procedure. On September 3, 2010, we entered into a new exclusive distribution agreement with Zimmer Dental Inc. (“Zimmer Dental”), a subsidiary of Zimmer, with an effective date of September 30, 2010. This agreement has an initial term of ten years. Under the terms of the agreement, we have agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer Dental has agreed to be the exclusive distributor of these implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer Dental’s exclusive distribution rights, Zimmer Dental agreed to the following: 1) payment to us of $13.0 million within ten days of the effective date , 2) annual exclusivity fees paid annually for the term of the contract to be paid at the beginning of each calendar year, and, 3) escalating annual order minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer Dental’s ability to distribute the implants, Zimmer Dental may be entitled to certain refund rights with respect to the upfront payment and the then current annual exclusivity fee, where such refund would be in an amount limited by a formula specified in the agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by us to the satisfaction of Zimmer Dental. The upfront payment and the annual exclusivity fees are deferred as received and are being recognized in other revenues based on the expected contractual escalating annual purchase minimums relative to the total contractual minimum purchase requirements in the agreement. Additionally, we have considered the potential impact of the agreement’s contractual refund provisions and we do not expect these provisions to impact future expected revenue related to the agreement.

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

The CANCELLE™ SP DBM Sterilization Process

DBM-based pastes and putties are sterilized through the CANCELLE™ SP process, which is designed to preserve protein activity. In their final form, the DBM implants serve as bone void fillers in many applications, including spinal, general orthopedic, joint reconstruction and dental surgeries.

CANCELLE™ SP is a proprietary process that sterilizes DBM pastes and putties while simultaneously allowing them to maintain their osteoinductive (OI) potential, which is verified by 100 percent lot testing after sterilization. The determination of OI potential is made by lot release animal studies or testing for certain protein markers. These tests are not necessarily predictive of human clinical results. Through a combination of oxidative treatments and acid or alcohol washes, debris is removed and pathogens are inactivated. Cleansing rinses remove residual chemicals, maintaining biocompatibility and preserving the utility of the graft. The CANCELLE™ SP irradiation dose is delivered terminally for pastes and putties to achieve device-level sterility (SAL 10-6).

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

We have relationships with over thirty tissue donor recovery agencies across the country. We also have relationships outside the United States. Our largest single donor recovery group represented 17% of our total donor tissue for the year ended December 31, 2012. We believe additional recovery group relationships would be available if needed and consequently that the loss of any one of our sources of donor tissue would not have a material impact on our operating results.

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

Research and Development

Our research and development costs for the years ended December 31, 2012, 2011 and 2010 were $12.2 million, $9.8 million and $9.4 million, respectively. In 2012, we continued to increase our investment in our R&D efforts by funding new projects including research and development projects at our facility in Neunkirchen, Germany. Our scientists are focusing their studies on delivering optimal regenerative medicine solutions through allograft and xenograft, as well as expanding the uses of the BioCleanse® and TUTOPLAST®, processing technologies.

We plan to continue to develop new implants and technologies within our current markets, and to develop additional tissue-related technologies for other markets. We plan to do this by building on our core technology platforms: BioCleanse®, TUTOPLAST®, precision machining, assembled grafts, and tissue and mediated osteoinduction, We operate a dedicated research team working on advanced technologies, and have embedded development/technical teams who work with the business/marketing teams focused on expanding the scope and scale of existing competencies such as tissue sterilization and tissue machining to meet specific surgical needs. This approach has resulted in the development of core science platforms, a pipeline of concepts for development and marketing and focused development to meet immediate needs.

In 2012 we launched 18 new implants in sports medicine, spine, surgical specialties and BGS and general orthopedic developed by our research and development teams.

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

Our trademarks and service marks provide us and our products with a certain amount of brand recognition in our markets. However, we do not consider any single patent, trademark or service mark material to our financial condition or results of operations. No significant patents are expected to expire in the next five years.

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

Our principal competitors in the conventional allograft market include the Musculoskeletal Transplant Foundation (“MTF”), AlloSource, LifeCell, Inc., a subsidiary of Kinetic Concepts Inc. and LifeNet. Among our competitors in precision machined allograft are MTF, LifeNet and AlloSource. Other companies who process and distribute allograft pastes include Medtronic, AlloSource, Integra, Wright, and MTF. Companies who process and distribute xenograft tissue include Synovis, LifeCell, Cook Surgical and Medtronic.

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

On October 23, 2012, we received a warning letter from the FDA related to environmental monitoring activities in certain areas of our processing facility in Alachua, Florida. We are currently working with the FDA to resolve their concerns. The warning letter does not restrict our ability to process or distribute implants, nor does it require the withdrawal of any implants from the marketplace.

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

Our xenograft implants are CE-marked and are therefore subject to a design examination review by a Notified Body. In 2006, our US facility received initial CE mark approval for ten different implant models, followed by additional implant approvals in subsequent years. In 2009, the TMI facility received initial CE mark approval for nine different product models. In addition, the US facility received A “Certificate of Suitability” from the European Directorate for the Quality of Medicines & HealthCare (EDQM) for bovine bone in 2008. This certifies that the bovine bone material complies with the European Pharmacopoeia monograph for products at risk for transmission of animal spongiform disease.

The FDA requires tissue processors to register with the FDA and list their tissue implants. We are currently an FDA registered tissue processor.

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

Employees

As of December 31, 2012, we had a total of 756 employees (159 of whom were employed in Germany and 5 of whom were employed in France). Management believes its relations with its employees are good.

Executive Officers of the Registrant

Our executive officers and their respective ages and positions as of the date of this report and their previous business experience are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Brian K. Hutchison	53	President and Chief Executive Officer
Robert P. Jordheim	49	Executive Vice President and Chief Financial Officer
Thomas F. Rose	62	Executive Vice President, Chief Operations Officer and Secretary
Roger W. Rose	53	President, RTI Donor Services, Executive Vice President and Chief Commercial Officer
Caroline A. Hartill	56	Executive Vice President and Chief Scientific Officer

Brian K. Hutchison joined RTI in December 2001 and was elected Chairman of the Board of Directors in December 2002. On May 5, 2011, Hutchison stepped down as Chairman while continuing to serve as President and Chief Executive Officer and a member of our Board of Directors. In this role, Hutchison oversees all aspects of the Company and its affiliates. Hutchison spent the previous 12 years with Stryker Corporation. He served most recently as vice president, worldwide product development and distribution. Hutchison earned a bachelor’s degree in business administration from Grand Valley State University in 1981. He also completed the Program for Management Development from Harvard Business School in 1995.

Robert P. Jordheim joined RTI in June, 2010 as Executive Vice President and Chief Financial Officer, and oversees all aspects of finance for the Company. Jordheim has 24 years of progressive corporate finance experience, including 17 years with Medtronic, Inc. Most recently, he served as Vice President, Finance and Business Development for Medtronic’s Spinal and Biologics business unit. Previously, he served as Vice President, Finance for Medtronic’s Surgical Technologies business unit. His tenure with Medtronic also included responsibilities in corporate development and international experience gained through a five-year assignment in Europe. Previous to his tenure at Medtronic, Jordheim served as Manager of External Reporting at The Fairchild Corporation and as an auditor for Deloitte & Touche LLP. Jordheim earned a bachelor’s degree in business administration from Southern Methodist University and a master’s degree in business administration from the University of Pittsburgh with a concentration in finance.

Thomas F. Rose was named Executive Vice President and Chief Operations Officer in June, 2010. He also serves as Corporate Secretary to the Board of Directors. Rose joined the Company as Vice President and Chief Financial Officer in May 2002 and served as Executive Vice President and Chief Financial Officer until June 2010. Rose served the previous 10 years as Vice President and Chief Financial Officer at A.M. Todd Group. Rose earned a bachelor’s degree in business administration from Western Michigan University. He has also completed numerous executive education courses at University of Michigan and Northwestern University focusing on strategy and organizational issues.

Roger W. Rose was named Executive Vice President and Chief Commercial Officer in June, 2010. In February 2008, he was named President of RTI Donor Services, and, in August 2004, he was named Executive Vice President of RTI. Rose oversees all aspects of the organization’s not-for-profit affiliate, RTI Donor Services, marketing, and the distribution of donated tissue back into the community. Rose joined RTI as Vice President of Donor Services in October 2002 and assumed additional responsibility for distribution and marketing in October 2003. Prior to this, Rose spent seven years at Stryker Corporation where he held leadership positions in sales and marketing in both the medical and orthopedic divisions. Rose earned a bachelor’s degree in business administration from Western Michigan University and completed numerous executive education courses at UCLA, University of Michigan and Harvard Business School, focusing on finance, leadership, medical marketing, negotiation and strategy.

Caroline A. Hartill was named Executive Vice President and Chief Scientific Officer on June 21, 2010. She was named Chief Scientific Officer in March 2007. She joined RTI in November 2001 and was named Vice President of Quality Assurance and Regulatory Affairs in January 2003. In her role at RTI, Hartill oversees all research and development, quality assurance, regulatory affairs and clinical studies. She has served as a board member for BioFlorida and is chair for the Tissue Products Workgroup of the Advanced Medical Technology Association (AdvaMed). She also serves as chair of the Accreditation Committee of the American Association of Tissue Banks (AATB) and is an appointed member of the Agency for Healthcare Administration (AHCA), State of Florida Organ and Tissue Transplant Advisory Committee. For the previous 18 years, she worked in the areas of technology development and market approvals as a consultant working with many major and start-up biotechnology and medical device companies worldwide. Hartill earned a Bachelor’s degree with honors in Health Sciences from Birmingham University Medical School in England, as well as a Master’s degree in Management from the University of Wolverhampton in England. Hartill has also earned Master’s level credits in Sterilization Science from Manchester University.

Available Information

Our Internet address is www.rtix.com. Information included on our website is not incorporated by reference in our Form 10-K. We make available, free of charge, on or through the investor relations portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at www.sec.gov. Also available on our website is our Code of Conduct, our Code of Ethics for Senior Financial Professionals, our California Compliance Program Declaration and the charters for our Audit Committee, Compensation Committee, Nominating and Governance Committee and Science and Technology Committee. Within the time period required by the SEC and Nasdaq, we will post any amendment to our Code of Ethics for our Senior Financial Professionals and any waiver of our Code of Conduct applicable to our senior financial professionals, executive officers and directors.

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

We currently derive the majority of our revenues through our relationships with Medtronic, Zimmer, Davol, Stryker and Exactech. In addition, our spine distributors provide nearly all of the instrumentation, surgeon training, distribution assistance and marketing materials for the lines of spinal allografts they distribute.

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

We operate in a highly regulated industry. An inability to meet current or future regulatory requirements in the United States or foreign jurisdictions, or any deficiencies with our manufacturing or quality systems and processes identified by regulatory agencies, could disrupt our business, subject us to regulatory action and costly litigation, damage our reputation for high quality production, cause a loss of confidence in the company and our products and negatively impact our financial position and operating results.

The FDA and several states have statutory authority to regulate allograft processing, including our BioCleanse® and TUTOPLAST® processes, and allograft-based materials. We must register our facilities, whether located in the United States or elsewhere, with the FDA as well as regulators outside the United States, and our products must be made in a manner consistent with current good tissue practices (“cGTP”), or similar standards in each territory in which we manufacture. In addition, the FDA and other agencies perform periodic audits to ensure that our facilities remain in compliance with all appropriate regulations, including primarily the quality system regulations and medical device reporting regulations. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGTP or other regulations (such as a FDA report on Form 483, Notice of Observations), or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected. For example, in June and July 2012, the FDA performed a cGTP inspection of our processing facility in Alachua, Florida to audit our compliance with cGTP requirements. The inspection was a directed inspection following termination of an employee. The inspection was not related to a specific product. At the conclusion of the audit, the FDA inspectors issued a Form FD483, primarily related to environmental monitoring activities in certain areas of our Alachua facility. We provided timely and detailed responses to the FD483, including commitments and timelines for the remediation of the conditions cited by the FDA. We subsequently received a warning letter related to some of the FD483 inspectional findings in which the FDA raised certain remaining questions and concerns. We have responded to the issues cited in the warning letter and have submitted information to the FDA to address their concerns. We believe that the remedial actions we have taken adequately respond to the FDA’s warning letter, but the FDA may conclude that our actions are insufficient to meet regulatory standards. In addition, the FDA could identify other deficiencies in future inspections of our facilities or those of our suppliers.

Since 2009, the FDA has significantly increased its oversight of companies subject to its regulations, including medical device companies, by hiring new investigators and stepping up inspections of manufacturing facilities. In recent years, the FDA has also significantly increased the number of warning letters issued to companies. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our implants are ineffective or pose an unreasonable health risk, the FDA could ban such implants, detain or seize adulterated or misbranded implants, order a recall, repair, replacement, or refund of such implants, refuse to grant pending premarket approval applications or require certificates of foreign governments for exports and/or require us to notify health professionals and others that the implants present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products. Any inability to meet current or future regulatory requirements in the United States or foreign jurisdictions, or any deficiencies with our manufacturing or quality systems and processes identified by regulatory agencies could disrupt our business, subject us to regulatory action and costly litigation, damage our reputation for high quality production, cause a loss of confidence in the company and our products and negatively impact our financial position and operating results.

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

cGTP covers all stages of allograft processing, from procurement of tissue to distribution of final allografts. These regulations increased regulatory scrutiny within the industry in which we operate and have led to increased enforcement action which affects the conduct of our business. In addition, these regulations have a significant effect upon recovery agencies which supply us with tissue and increase the cost of recovery activities. Any such increase would translate into increased costs, as we would expect to reimburse the recovery agencies based on their cost of recovery.

In addition to the FDA, several state agencies regulate tissue banking. Regulations issued by Florida, New York, California and Maryland will be particularly relevant to our business. Most states do not currently have tissue banking regulations, but this status could change. It is possible that others may make allegations against us or against donor recovery groups or tissue banks, including those with which we have relationships, about non-compliance with applicable FDA regulations or other relevant statutes and regulations. Allegations like these could cause regulators or other authorities to take investigative or other action, or could cause negative publicity for our business and the industry in which we operate.

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

Media reports or other negative publicity concerning both methods of tissue recovery from donors and actual or potential disease transmission from donated tissue may limit widespread acceptance of our allografts, whether directed to allografts generally or our allografts specifically. Unfavorable reports of improper or illegal tissue recovery practices, both in the United States and internationally, as well as incidents of improperly processed tissue leading to transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of allograft technologies.

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

The development of allografts and technologies for human tissue repair and treatment entails an inherent risk of product or professional liability claims, and substantial product or professional liability claims may be asserted against us. We are party to a number of legal proceedings relating to professional liability. The prevailing view among the states throughout the United States is that providing allografts is a service and not the sale of a product. As such, allografts are not subject to product liability causes of action. However, the law of a particular state could change in response to legislative changes or by judicial interpretation in a state where such issue has either not been previously addressed or prior precedent is overturned or subject to different interpretations by a court of higher precedential authority. In addition, due to the international scope of our activities we are subject to different laws which may treat allografts as products in those jurisdictions.

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

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business. For example, we have been named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the tissue recovery practices of BTS, an unaffiliated recovery agency and BTS’s owner, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. These cases generally allege that we have liability for interference with the rights of the surviving next of kin as perpetrated by BTS and the funeral homes. As a result of increased judicial clarity during the second quarter of 2012 regarding timing of litigation, and anticipated increases in legal activity and expense flowing therefrom, we determined that the cost of continuing an aggressive legal defense for certain of the lawsuits would be significant. Therefore, in order to mitigate our financial exposure, an agreement was reached to settle 29 of the lawsuits for which our insurer was not paying for the legal fees. Pursuant to the settlement of these lawsuits, we recorded a litigation settlement charge of $2.4 million in the second quarter of 2012, which was paid in the third quarter of 2012. As of December 31, 2012, there are 42 remaining lawsuits pending against us. Through our affiliation with RTIDS, we currently have $2 million in answerable indemnity insurance, with non-eroding defense limits. Of the remaining 42 pending cases, our insurer is presently paying the legal fees and costs for 32 cases. Coverage for the remaining cases are either being disclaimed by our insurer or coverage is not presently available due to RTIDS not having been named as a co-defendant. We believe this disclaimer of coverage is improper, and have brought a declaratory action against the insurer to obtain a judgment ordering coverage on these disclaimed cases. As part of this action, the insurer is seeking to confirm its initial disclaimer, as well as seeking to disclaim coverage on the 32 cases for which it is presently paying fees. Pending resolution of the declaratory action, or if the declaratory action is not resolved in our favor, we will be responsible for paying both the legal fees incurred starting March 22, 2012, and any indemnification that may be owed in connection with those disclaimed cases. With respect to the remaining 42 cases, they are currently divided among courts located in the state court system of New York, and the Federal Court in New Jersey. Neither the rulings of the courts nor reactions of juries can be predicted with reasonable reliability, and laws in the jurisdictions may be subject to change or differing interpretation. The ultimate resolution of the matters could adversely impact our business, financial condition or results of operations.

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

UNITED STATES. Our headquarters and U.S. manufacturing facilities are located in Alachua, Florida, near metropolitan Gainesville, include four buildings on approximately 23 acres of property that we own, including a 65,000 square foot processing facility, a 50,000 square foot office building, a 16,000 square foot office building and a 20,000 square foot commons building. These facilities include clean-rooms for tissue processing and packaging, BioCleanse® sterilization chambers, freezers for storage of tissue and laboratory facilities. Our processing facility meets the FDA’s Current Good Manufacturing Practices requirements and allows us to meet the requirements of an FDA approved medical device manufacturer. We believe that we have sufficient space to meet our current and foreseeable future needs.

We currently have separate BioCleanse® and TUTOPLAST® processing units and laboratory operations in approximately 23,000 square feet of leased space related to processing and research in Alachua, Florida. We also currently lease approximately 3,600 square feet of separate R&D laboratory building space, 6,000 square feet of leased offsite warehouse space, and approximately 12,000 square feet of leased distribution and marketing office space in Alachua, Florida. In addition, we currently lease approximately 5,300 square feet of distribution and marketing office space in Jacksonville, Florida.

We also lease space at four of our recovery group locations throughout the United States.

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

We are, from time to time, involved in lawsuits and arbitration proceedings relating to claims arising out of our operations in the ordinary course of business. We believe that none of these claims that were outstanding as of December 31, 2012 will have a material adverse impact on our financial position or results of operations.

The development of allografts and technologies for human tissue repair and treatment entails an inherent risk of product or professional liability claims, and substantial product or professional liability claims may be asserted against us. We are party to a number of legal proceedings relating to product or professional liability. The prevailing view among the individual states throughout the United States is that providing allografts is a service and not the sale of a product. As such, allografts are not subject to product liability causes of action. However, the law of a particular state could change in response to legislative changes or by judicial interpretation in a state where such issue has either not been previously addressed or prior precedent is overturned or subject to different interpretations by a court of higher precedential authority. In addition, due to the international scope of our activities we are subject to different laws which may treat allografts as products in those jurisdictions.

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

Biomedical Tissue Service, Ltd.

We have been named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the tissue recovery practices of BTS, an unaffiliated recovery agency and BTS’s owner, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. These cases generally allege that we have liability for interference with the rights of the surviving next of kin as perpetrated by BTS and the funeral homes. As a result of increased judicial clarity during the second quarter of 2012 regarding timing of litigation, and anticipated increases in legal activity and expense flowing therefrom, we determined that the cost of continuing an aggressive legal defense for certain of the lawsuits would be significant. Therefore, in order to mitigate our financial exposure, an agreement was reached to settle 29 of the lawsuits for which our insurer was not paying for the legal fees. Pursuant to the settlement of these lawsuits, we recorded a litigation settlement charge of $2.4 million in the second quarter of 2012, which was paid in the third quarter of 2012. As of December 31, 2012, there are 44 remaining lawsuits pending against us. Through our affiliation with RTIDS, we currently have $2 million in answerable indemnity insurance, with non-eroding defense limits. Of the remaining 44 pending cases, our insurer is presently paying the legal fees and costs for 28 cases. Coverage for the remaining 16 cases is either being disclaimed by our insurer or coverage is not presently available due to RTIDS not having been named as a co-defendant. We believe this disclaimer of coverage is improper, and have brought a declaratory action against the insurer to obtain a judgment ordering coverage on these disclaimed cases. As part of this action, the insurer is seeking to confirm its initial disclaimer, as well as seeking to disclaim coverage on the 28 cases for which it is presently paying fees. Pending resolution of the declaratory action, or if the declaratory action is not resolved in our favor, we will be responsible for paying both the legal fees incurred starting March 22, 2012, and any indemnification that may be owed in connection with those disclaimed cases. With respect to the remaining 44 cases, they are currently divided among courts located in the state court system of New York, and the Federal Court in New Jersey. Neither the rulings of the courts nor reactions of juries can be predicted with reasonable reliability, and laws in the jurisdictions may be subject to change or differing interpretation. We believe we have meritorious legal and factual defenses to these claims, and will vigorously defend any remaining cases. The probability of an unfavorable outcome to us is unknown and a range of loss, if any, cannot be estimated at this time. However, while we believe our defenses are meritorious, the ultimate resolution of the matters could adversely impact our business, financial condition or results of operations.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on the Nasdaq Stock Market under the symbol “RTIX.” The following table sets forth the range of high and low sales prices for our common stock for each quarterly period in the last two fiscal years.

2011	High	Low
First Quarter	$2.95	$2.40
Second Quarter	$3.18	$2.54
Third Quarter	$3.82	$2.72
Fourth Quarter	$4.79	$2.82

2012	High	Low
First Quarter	$4.55	$3.29
Second Quarter	$3.93	$3.39
Third Quarter	$4.36	$3.35
Fourth Quarter	$4.66	$3.98

As of February 19, 2013, we had 372 stockholders of record of our common stock. The closing sale price of our common stock on February 19, 2013 was $3.77 per share.

Stock Performance Graph

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of: (1) a broad equity market index, and (2) a published industry or line-of-business index. We selected the Standards & Poors Biotechnology Index based on our good faith determination that this index fairly represents the companies which compete in the same industry or line-of-business as we do. The chart below compares our common stock with the Nasdaq Composite Index and the Standards & Poors Biotechnology Index and assumes an investment of $100.00 on December 31, 2007 in each of the common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Standards & Poors Biotechnology Index.

Total Return Analysis	12/07	12/08	12/09	12/10	12/11	12/12
RTI Biologics, Inc.	$100.00	$31.80	$44.23	$30.75	$51.14	$49.18
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.41
S&P Biotechnology	100.00	110.32	102.30	104.29	128.14	177.52

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

The statement of operations data set forth below for the years ended December 31, 2012, 2011, and 2010, and selected balance sheet data as of December 31, 2012, and 2011 have been derived from our audited consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2012, and 2011 and for the three years ended December 31, 2012 are included elsewhere in this Form 10-K. The selected consolidated financial data set forth below should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and accompanying notes included elsewhere in this document.

The statement of operations data set forth below for the years ended December 31, 2009, and 2008, and the balance sheet data set forth as of December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements and accompanying notes which are not included elsewhere in this Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share data)
Statements of Operations Data:
Revenues:
Tissue distribution	$171,703	$162,855	$161,001	$160,044	$140,886
Other revenues	6,410	6,461	5,170	4,483	5,749

Total revenues	178,113	169,316	166,171	164,527	146,635
Costs of processing and distribution	92,896	92,102	90,168	87,034	77,821

Gross profit	85,217	77,214	76,003	77,493	68,814

Expenses:
Marketing, general and administrative	58,376	55,576	59,232	59,325	54,168
Research and development	12,231	9,806	9,435	8,899	8,143
Restructuring charges	—	—	—	42	451
Goodwill impairment	—	—	134,681	—	103,007
Litigation settlement	2,350	—	—	—	—
Asset impairments and abandonments	20	61	30	208	1,402

Total expenses	72,977	65,443	203,378	68,474	167,171

Operating income (loss)	12,240	11,771	(127,375)	9,019	(98,357)

Other (expense) income:
Interest expense	—	(201)	(537)	(544)	(788)
Interest income	185	193	114	273	567
Foreign exchange (loss) gain	19	(159)	4	(293)	(9)

Total other income (expense) - net	204	(167)	(419)	(564)	(230)

Income (loss) before income tax provision	12,444	11,604	(127,794)	8,455	(98,587)
Income tax provision	(4,042)	(3,226)	(1,605)	(2,600)	(1,391)

Net income (loss)	$8,402	$8,378	$(129,399)	$5,855	$(99,978)

Net income (loss) per common share - basic	$0.15	$0.15	$(2.36)	$0.11	$(2.00)

Net income (loss) per common share - diluted	$0.15	$0.15	$(2.36)	$0.11	$(2.00)

Weighted average shares outstanding - basic	55,861,957	55,150,886	54,729,608	54,349,391	49,912,154

Weighted average shares outstanding - diluted	56,068,795	55,354,675	54,729,608	54,772,489	49,912,154

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$49,696	$46,178	$28,212	$17,382	$20,076
Working capital	129,110	124,064	125,629	114,944	90,189
Total assets	241,409	230,027	225,758	354,507	334,080
Long-term obligations - less current portion	4	143	1,877	11,029	3,183
Total stockholders’ equity	183,992	172,419	161,936	289,889	281,050

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Executive Level Overview:

RTI Biologics, Inc., together with its subsidiaries, produces orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues. We process donated human musculoskeletal and other tissues, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera, and dermal tissues, as well as bovine animal tissues to produce allograft and xenograft implants by utilizing our proprietary BIOCLEANSE ®, TUTOPLAST® and CANCELLE™ SP sterilization processes. We process and distribute human and bovine animal tissues for use in the fields of sports medicine, spine, surgical specialties, bone graft substitutes, and general orthopedic and dental. We market our implants through a direct distribution organization, as well as through a network of independent distributors to hospitals and surgeons in the United States and internationally. We were founded in 1997 and are headquartered in Alachua, Florida

Domestic distributions and services accounted for 88% of total revenues in 2012. Most of our implants are distributed directly to doctors, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 12% of total revenues in 2012. Our implants are distributed in over 30 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months.

Our principal goals are to honor the gift of donated tissue, donor families, and patients while building our competitive strength in the marketplace to increase revenues, profitability and cash flow as we focus on improved operational efficiency, productivity and asset management. We are making investments in new implant and product development and our U.S. direct distribution network to promote growth in 2013 and beyond.

We continue to maintain our commitment to research and development and the introduction of new strategically targeted allograft and xenograft implants as well as focused clinical efforts to support their acceptance in the marketplace. In addition, we actively look externally for new implants and technologies to augment our existing implant offerings.

Mergers and Acquisitions.

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

On December 28, 2012, our subsidiary, RTI Donor Services, Inc. (“Donor Services”) acquired certain assets related to the tissue procurement operations of a third party donor recovery agency. The transaction was accounted for using the purchase method of accounting in accordance with ASC 805.

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

Long-Lived Assets. We periodically evaluate the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. We review our property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results. Past estimates by management of the fair values and useful lives of long-lived assets and investments have periodically been impacted by one-time events.

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

If the carrying amount of the reporting unit exceeds its calculated fair value, the second step of the goodwill impairment test is performed in accordance with FASB ASC 805 to measure the amount of the impairment loss, if any.

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

Based on the then existing economic environment and the severe decline in our stock price beginning late in the second quarter of 2010 and sustained through year-end 2010, and the significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require an interim goodwill impairment analysis as of September 30, 2010. For purposes of this analysis, estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting unit based on future discounted cash flows, and the market approach, which estimates the fair value of our reporting unit on comparable market prices. Based on the goodwill impairment analysis performed, we recorded a $134.7 million goodwill impairment charge for the remaining balance of goodwill on the balance sheet during the third quarter of 2010. The goodwill impairment charge did not affect our liquidity, nor does it affect any financial covenants of our credit agreements. We concluded our goodwill impairment assessment in the fourth quarter of 2010, which resulted in no change to the goodwill impairment charge recorded during the third quarter of 2010.

On December 28, 2012, Donor Services acquired certain assets related to the tissue procurement operations of a third party donor recovery agency. The transaction was accounted for using the purchase method of accounting in accordance with ASC 805.

Goodwill at December 31, 2012 includes the excess of the purchase price of the certain assets related to the procurement operations of the third party donor recovery agency over the sum of the amounts assigned to assets acquired. We believe that the acquisition of the certain assets related to the tissue procurement operations of the third party donor recovery agency brings us substantial strategic relationships with hospitals and medical examiners to expand our ability to recover donors through directly controlled recovery groups.

The carrying value of goodwill was $2.1 million and $0 at December 31, 2012 and 2011.

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

The fair value of these long-term investments is dependent on their performance, as well as volatility inherent in the external markets for these investments. These determinations require complex calculations based on estimated future benefit and fair value. We have often made investments for which the expected future benefit has not been easily estimated. Examples of such investments include, but are not limited to, our acquisition of TMI, our acquisition of RTI Biologics, Inc. – Cardiovascular (inactive); our investment in equipment; and our investment in obtaining patents. In assessing potential impairment for these investments, we consider these factors as well as forecasted financial performance. If forecasts are not met, impairment charges may be required.

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

On September 3, 2010, we entered into a new exclusive distribution agreement with Zimmer Dental, with an effective date of September 30, 2010. This agreement has an initial term of ten years. Under the terms of the agreement, we have agreed supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer Dental has agreed to be the exclusive distributor of the Implants for dental and oral applications worldwide (except the Ukraine), subject to certain obligations we have under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer Dental’s exclusive distribution rights, Zimmer Dental agreed to the following: 1) payment to us of $13.0 million within ten days of the effective date (the “Upfront Payment”) which was paid in October, 2010, 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year, and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer Dental’s ability to distribute the Implants, Zimmer Dental may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by us to the satisfaction of Zimmer Dental. The Upfront Payment and the Annual Exclusivity Fees are deferred as received and will be recognized as other revenues over the term of the agreement based on the expected escalating annual purchase minimums relative to the total minimum purchase requirements in the agreement. Additionally, we have considered the potential impact of this agreement’s contractual refund provisions and we do not expect these provisions to impact future expected revenue related to this agreement.

On July 13, 2009, we and Davol amended the January 2006 distribution agreement with TMI. Under the amended agreement, 1) Davol paid us $8.0 million in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay us certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid us the first revenue milestone payment of $3.5 million. The $8.0 million and $3.5 million exclusivity payments have been deferred and are being recognized as other revenue on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. The straight-line method approximates the expected pattern of product distribution based on the distribution agreement’s annual minimum purchase requirements. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013.

On May 14, 2007, we entered into an exclusive distribution agreement with Zimmer with an initial term of 10 years, relating to certain new bone graft substitutes implants. As part of the agreement, Zimmer made payments to us totaling $5.0 million for the aforementioned exclusive distribution rights, and had to maintain certain minimum order volumes through the duration of the contract. The $5.0 million exclusivity payment has been deferred and is being recognized in other revenues on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also included automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation. Effective May 30, 2012, the agreement with Zimmer was amended so that Zimmer retained exclusivity for dental and oral maxillofacial applications, and released exclusivity for other applications. Under the amended agreement, Zimmer is no longer required to maintain minimum order volumes, we are restricted from distributing the bone graft substitute implants into certain Zimmer accounts, and the buy-out provisions upon proper notice of cancellation were removed. No payment was made as part of the amendment and the term of the agreement remains unchanged. The exclusivity payment was not affected by the amendment to the agreement, which was not considered to be a material modification, and as such the revenue recognition methodology remains unchanged.

Off Balance-Sheet Arrangements

As of December 31, 2012, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Regulatory Approvals in 2012

•	RTI Allograft Tendons approved in South Korea.

•	Two commercial distributor dental bone products approved in South Korea.

•	Three commercial distributor spine bone products approved in South Korea.

•	BioSet® bone paste approved/cleared in Costa Rica, Venezuela, Guatemala and New Zealand

•	RTI Allograft Bone grafts cleared in Guatemala.

•	Commercial distributor spine bone and DBM paste special access cleared in Singapore.

•	RTI Allograft Tendon and Bone grafts special access cleared in Singapore.

•	Two commercial distributor dental DBM products approved in Taiwan.

•	BioSet® bone paste and DBM Particulate cleared in Panama.

Certifications, Accreditations and Inspections in 2012

•	AATB reaccreditation audit at our Alachua, Florida facility.

•	SGS ISO 13485 surveillance audit at our Alachua, Florida facility.

•	U.S. Food and Drug Administration (“FDA”) tissue bank inspection at our Alachua, Florida facility.

•	Korean Food and Drug Administration (“KFDA”) tissue bank inspection at our Alachua, Florida facility.

•	US Food and Drug Administration tissue banks inspections at our Dallas, El Paso and Wisconsin facilities

•	Competent Authority (“ZAB” Zentrale Aufsichtsbehörde Bayern ) GMP Inspection at our facility in Neunkirchen, Germany

•	Korean Food and Drug Administration (“KFDA”) Inspection at our facility in Neunkirchen, Germany

•	LGA (notified body) ISO 13485 surveillance audit at our facility in Neunkirchen, Germany

All registrations, licensures, certifications and accreditations were renewed or continued.

In October 2012, we received a warning letter from the FDA following their inspection at our Alachua facility in June 2012. We have fully responded to the Warning Letter and completed corrective actions in 2012.

Recalls

•

August 2012: We initiated two voluntary recalls with the Center for Biologics Evaluation and Research (“CBER”) for BioCleanse®processed tendons utilized in general orthopedics. These grafts were recalled due to the failure to follow RTI release criteria for tendons based on culture results. This involved 8 grafts from two donors. These recalls were considered closed by the FDA in September 2012. There was no material impact to our financial statements related to these recalls.

Results of Operations

The following tables set forth, in both dollars and as a percentage of revenues, the results of our operations for the years indicated:

	Year Ended December 31,
	2012		2011		2010
	(Dollars in thousands)
Statement of Operations Data:
Revenues:
Tissue distribution	$171,703		$162,855		$161,001
Other revenues	6,410		6,461		5,170

Total revenues	178,113	100.0%	169,316	100.0%	166,171	100.0%
Costs of processing and distribution	92,896	52.2	92,102	54.4	90,168	54.3

Gross profit	85,217	47.8	77,214	45.6	76,003	45.7

Expenses:
Marketing, general and administrative	58,376	32.8	55,576	32.8	59,232	35.6
Research and development	12,231	6.9	9,806	5.8	9,435	5.7
Goodwill impairment	—	—	—	—	134,681	81.0
Litigation settlement	2,350	1.3	—	—	—	—
Asset abandonments	20	—	61	—	30	—

Total expenses	72,977	41.0	65,443	38.6	203,378	122.4

Operating income (loss)	12,240	6.8	11,771	7.0	(127,375)	(76.7)

Other (expense) income:
Interest expense		—	(201)	(0.1)	(537)	(0.3)
Interest income	185	0.1	193	0.1	114	0.1
Foreign exchange gain (loss)	19	—	(159)	(0.1)	4	—

Total other income (expense) - net	204	0.1	(167)	(0.1)	(419)	(0.2)

Income (loss) before income tax provision	12,444	6.9	11,604	6.9	(127,794)	(76.9)
Income tax provision	(4,042)	(2.3)	(3,226)	(1.9)	(1,605)	(1.0)

Net income (loss)	$8,402	4.6%	$8,378	5.0%	$(129,399)	(77.9%)

	Year Ended December 31,			Percent Change
	2012	2011	2010	2012/2011	2011/2010
Revenues from tissue distribution:
Sports medicine	$51,197	$48,122	$45,065	6.4%	6.8%
Spine	38,866	39,722	33,906	-2.2%	17.2%
Surgical specialties	30,897	30,328	26,871	1.9%	12.9%
BGS and general orthopedic	29,308	26,291	25,413	11.5%	3.5%
Dental	21,435	18,392	29,746	16.5%	-38.2%
Other revenues	6,410	6,461	5,170	-0.8%	25.0%

Total revenues	$178,113	$169,316	$166,171	5.2%	1.9%

Domestic revenues	$156,803	$148,315	$147,943	5.7%	0.3%
International revenues	21,310	21,001	18,228	1.5%	15.2%

Total revenues	$178,113	$169,316	$166,171	5.2%	1.9%

2012 Compared to 2011

Revenues. Our total revenues increased $8.8 million, or 5.2%, to $178.1 million for the year ended December 31, 2012 compared to $169.3 million for the year ended December 31, 2011.

Sports Medicine - Revenues from sports medicine allografts increased $3.1 million, or 6.4%, to $51.2 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Sports medicine revenues increased primarily as a result of increases in unit volumes of 4.7% due to higher number of tendons distributed and an increase in average revenue per unit of 1.7% due primarily to changes in product mix.

Spine - Revenues from spinal allografts decreased $856,000, or 2.2%, to $38.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Spine revenues decreased primarily as a result of a decrease in average revenue per unit of 5.0% due to changes in product mix, partially offset by increases in unit volumes of 3.0%.

Surgical Specialties – Revenues from surgical specialty allografts increased $569,000, or 1.9%, to $30.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Surgical specialties revenues increased primarily as a result of increases in unit volumes of 5.9% partially offset by decreases in average revenue per unit of 3.7% due primarily to changes in product mix.

Bone Graft Substitutes (BGS) and General Orthopedic - Revenues from BGS and general orthopedic allografts increased $3.0 million, or 11.5%, to $29.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. BGS and general orthopedic revenues increased primarily as a result of higher unit volumes of 12.2%.

Dental – Revenues from dental allografts increased $3.0 million, or 16.5%, to $21.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Dental revenues increased primarily as a result of increases in unit volumes of 18.6%, partially offset by a decrease in average revenue per unit of 1.5% due primarily to changes in product mix.

Other Revenues - Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, decreased by $51,000, or 0.8%, to $6.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease was due to lower tissue recovery fees related to tissue recovered for other tissue processors, partially offset by higher deferred revenue amortization resulting from exclusivity payments received from our dental and surgical specialties distributors.

International revenues – International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $309,000, or 1.5% to $21.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. On a constant currency basis, international revenues increased $1.7 million, or 8.0%, primarily as a result of higher sports medicine and BGS and general orthopedic revenues.

Costs of Processing and Distribution. Costs of processing and distribution increased by $794,000, or 0.9%, to $92.9 million for the year ended December 31, 2012 from $92.1 million for the year ended December 31, 2011.

As a percentage of revenues, costs of processing and distribution decreased from 54.4% for the year ended December 31, 2011 to 52.2% for the year ended December 31, 2012. The decrease was primarily the result of higher production levels and operating efficiencies for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $2.8 million, or 5.0%, to $58.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 Marketing, general and administrative expenses remained comparable as a percentage of revenues at 32.8% for the year ended December 31, 2012 and 2011, respectively. The increase in marketing, general and administrative expenses was primarily due to increases in compensation and distributor commission expense of $3.1 million and $675,000, respectively, partially offset by $716,000 of favorable foreign currency exchange fluctuations due to a 7.6% increase in the value of the U.S. dollar versus the Euro, as compared to the year ended December 31, 2011.

Research and Development Expenses. Research and development expenses increased by $2.4 million, or 24.7%, to $12.2 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. As a percentage of revenues, research and development expenses increased from 5.8% for the year ended December 31, 2011 to 6.9% for the year ended December 31, 2012. These increases are primarily due to higher research study related expenses of $2.4 million.

Litigation settlement. In connection with certain lawsuits pending against us related to the misconduct of Biomedical Tissue Services, Ltd. (“BTS”) and BTS’s owner, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs, an agreement was reached to settle 29 of the lawsuits and the parties prepared documentation to effect such agreement. Pursuant to the settlement of these lawsuits, we recorded a litigation settlement charge of $2.4 million in the second quarter of 2012 which was paid in the third quarter of 2012.

Asset Abandonments. Asset abandonments decreased by $41,000 to $20,000 for the year ended December 31, 2012, compared to the year ended December 31, 2011.

Net Other (Expense) Income. Net other income was $204,000 for the year ended December 31, 2012 compared to $167,000 of net other expense for the year ended December 31, 2011. The increase in net other income is primarily attributable to no interest expense incurred on long term debt and changes in foreign currency transaction impacts.

Income Tax Provision. Income tax provision for the year ended December 31, 2012 was $4.0 million compared to $3.2 million for the year ended December 31, 2011. Our effective tax rate for the year ended December 31, 2012 and 2011 was 32.5% and 27.8% respectively. Our effective tax rate for the year ended December 31, 2012 increased as compared to 2011 primarily due to 2011 being positively impacted by the de-recognition of an uncertain tax liability resulting from new safe harbor guidance issued by the Internal Revenue Service regarding the deductibility of transaction fees incurred as part of our 2008 merger with TMI with no comparable credits in 2012. Additionally, we recognized a research and experimentation tax credit in 2011 with no comparable credit in 2012.

2011 Compared to 2010

Revenues. Our total revenues increased $3.1 million, or 1.9%, to $169.3 million for the year ended December 31, 2011 compared to $166.2 million for the year ended December 31, 2010.

Sports Medicine - Revenues from sports medicine allografts increased $3.1 million, or 6.8%, to $48.1 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. Sports medicine revenues increased primarily as a result of increases in unit volumes of 10.2% due to higher number of tendons distributed partially offset by lower average revenue per unit of 3.1% due primarily to changes in product mix.

Spine - Revenues from spinal allografts increased $5.8 million, or 17.2%, to $39.7 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. Spine revenues increased primarily as a result of increases in unit volumes of 15.5% due to an inventory reduction of approximately $6.0 million from our largest spine distributor that took place in the first half of 2010.

Surgical Specialties - Revenues from surgical specialty allografts increased $3.5 million, or 12.9%, to $30.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. Surgical specialties revenues increased primarily as a result of higher unit volumes of 2.5% and increases in average revenue per unit of 10.4% due primarily to changes in product mix.

Bone Graft Substitutes (BGS) and General Orthopedic - Revenues from BGS and general orthopedic allografts increased $878,000, or 3.5%, to $26.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. BGS and general orthopedic revenues increased primarily as a result of higher unit volumes of 1.1% and higher average revenues per unit of 2.6% due to changes in product mix.

Dental - Revenues from dental allografts decreased $11.4 million, or 38.2%, to $18.4 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. Dental revenues decreased primarily as a result of a 27.0% decrease in average revenue per unit, which was a function of the new exclusive distribution agreement with our dental distributor. Effective September 30, 2010, we changed from a marketing fee structure to a transfer fee structure, which lowered distribution revenue per unit. Additionally, unit volumes decreased 15.0% primarily due to a $4.0 million stocking order at transfer fees related to the new exclusive distribution agreement with our dental distributor that took place in the third and fourth quarters of 2010.

Other Revenues - Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, increased by $1.3 million, or 25.0%, to $6.5 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was due to higher deferred revenue amortization resulting from exclusivity payments received from our dental and surgical specialties distributors.

International revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $2.8 million, or 15.2% to $21.0 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. On a constant currency basis, international revenues increased $1.9 million, or 10.4%, primarily as a result of higher Dental revenues.

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

Income Tax Provision. Income tax provision for the year ended December 31, 2011 was $3.2 million compared to $1.6 million for the year ended December 31, 2010. Our effective tax rate for the year ended December 31, 2011 and 2010 was 27.8% and (1.3)%, respectively. Our effective tax rate for the year ended December 31, 2011 was positively impacted by the de-recognition of an uncertain tax liability resulting from new safe harbor guidance issued by the Internal Revenue Service regarding the deductibility of transaction fees incurred as part of our 2008 merger with TMI. The effective tax rate was negatively impacted in the year ended December 31, 2010 by the non-deductible goodwill impairment.

Liquidity and Capital Resources

Our working capital at December 31, 2012 increased $5.0 million to $129.1 million from $124.1 million at December 31, 2011. The increase in working capital was primarily due to an increase in cash and cash equivalents on hand. At December 31, 2012, we had 44 days of revenues outstanding in trade accounts receivable, a decrease of 1 day as compared to December 31, 2011. The decrease was due to higher cash receipts from customers than shipments and corresponding billings to customers during 2012. At December 31, 2012 we had 302 days of inventory on hand, an increase of 2 days compared to December 31, 2011. The increase was primarily as a result of higher tissue procurement in the fourth quarter of 2012. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months. We had $49.7 million of cash and cash equivalents at December 31, 2012.

Our long term obligations at December 31, 2012 decreased $471,000 to $120,000 from $591,000 at December 31, 2011. The decrease in long term obligations was primarily due to our paying off our term loans. At December 31, 2012, we have $16.7 million of borrowing capacity available under our revolving credit facilities.

As of December 31, 2012, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

Certain Commitments.

On December 28, 2012, Donor Services acquired certain assets related to the tissue procurement operations of a third party donor recovery agency. Under the terms of the asset transfer agreement, the maximum purchase price is $3.9 million in cash, of which $3.0 million was paid at closing. In addition to the $3.0 million closing payment, we agreed to pay the third party donor recovery agency up to an additional $900,000 in closing costs in connection with the assignment to Donor Services of contracts with designated hospitals and medical examiners. Within 30 days following the end of each calendar quarter during 2013, Donor Services shall pay the third party donor recovery agency the additional closing costs for the designated hospital contracts assigned or relationships transferred during the quarter for which the applicable payment is due.

On September 3, 2010, we entered into a new exclusive distribution agreement with Zimmer Dental with an effective date of September 30, 2010. This agreement has an initial term of ten years. Under the terms of the agreement, we have agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer Dental has agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except the Ukraine), subject to certain obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer Dental’s exclusive distribution rights, Zimmer Dental agreed to the following: 1) payment to the Company of $13.0 million within ten days of the effective date, 2) annual exclusivity fees paid annually for the term of the contract to be paid at the beginning of each calendar year, and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer Dental’s ability to distribute the implants, Zimmer Dental may be entitled to certain refund rights with respect to the upfront payment and the then current annual exclusivity fee, where such refund would be in an amount limited by a formula specified in the agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by us to the satisfaction of Zimmer Dental.

On September 10, 2010, we entered into an Exclusive License Agreement (the “Exclusive License”) with Athersys, pursuant to which Athersys will provide us access to its Multipotent Adult Progenitor Cell (“MAPC”) technologies to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications. In consideration for the Exclusive License, we agreed to pay Athersys the following: 1) a non-refundable $3.0 million license fee, payable in three time-based $1.0 million installments, the last of which was paid in the first quarter of 2011, 2) payment of $2.0 million contingent upon successful achievement of certain development milestones which we paid in 2012, and 3) up to $32.5 million contingent upon achievement of certain cumulative revenue milestones in future years. In addition, we will pay Athersys royalties from the distribution of implants under a tiered royalty structure based on achievement of certain cumulative revenue milestones. The term of the Exclusive License Agreement is the longer of five years, or the remaining life of any patent or trade secret.

On November 24, 2008, we entered into a License Agreement with LifeNet Health, Inc. to license from LifeNet Health certain intellectual property rights that may be used in or useful to our tissue processing efforts. The term of the License Agreement is for seven years or the remaining life of any patent covered by the License Agreement, whichever is longer. Total monetary consideration for the License Agreement is $4.9 million, was paid in five annual installments of approximately $1.0 million in each of November 2008 through 2012.

On May 14, 2007, we entered into an exclusive distribution agreement with Zimmer with an initial term of 10 years, relating to certain new bone graft substitutes implants. As part of the agreement, Zimmer made payments to us totaling $5.0 million for the aforementioned exclusive distribution rights, and had to maintain certain minimum order volumes through the duration of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also included automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation. Effective May 30, 2012, the agreement with Zimmer was amended so that Zimmer retained exclusivity for dental and oral maxillofacial applications, and released exclusivity for other applications. Under the amended agreement, Zimmer is no longer required to maintain minimum order volumes, we are restricted from distributing the bone graft substitute implants into certain Zimmer accounts, and the buy-out provisions upon proper notice of cancellation were removed. No payment was made as part of the amendment and the term of the agreement remains unchanged.

The Company’s short-term and long-term obligations and availability of credit as of December 31, 2012 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Short-term obligations:
Credit facilities	$—	$16,748
Long-term obligations:
Capital leases	120	—

Total debt obligations	$120	$16,748

We have capital leases with interest rates ranging from 5.00% to 8.46% and maturity dates from May 2013 through January 2014.

We have a total of four revolving credit facilities, one credit facility with a U.S. bank and three credit facilities with German banks. We have $16.7 million total available credit on the four revolving credit facilities at December 31, 2012. As of December 31, 2012, there were no amounts outstanding on any of the four revolving credit facilities.

Under our U.S. credit agreement with Toronto-Dominion Bank, we have a credit facility up to $15.0 million, of which $14.5 million is available based on levels of accounts receivable and inventories. The revolving credit facility contains various restrictive covenants which limit, among other things, indebtedness and liens, and is secured by our domestic accounts receivable, inventory and certain processing equipment. The current interest rate for this revolving credit facility is 2.50% plus the 30 day LIBOR rate. The revolving credit facility matures on July 21, 2014.

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

The following table provides a summary of our debt obligations, operating lease obligations and other significant obligations as of December 31, 2012.

	Contractual Payments Due by Period
	Total	2013	2014	2015	2016	After 2016
	(In thousands)
Debt obligations	$120	$112	$8	$—	$—	$—
Operating leases	2,249	1,154	527	307	155	106
Contingent Obligations	900	900
Other significant obligations (1)	3,984	3,984	—	—	—	—
Unrecognized tax benefits	1,089	768	—	—	321	—

Total	$8,342	$6,918	$535	$307	$476	$106

(1)	These amounts consist of contractual obligations for tissue recovery, development grants and licensing fees.

As of December 31, 2012 we have research tax credit carryforwards of $3.4 million and alternative minimum tax (“AMT”) credit carryforwards of $508,000. We anticipate a portion of these amounts will be utilized to offset our tax liability in 2013, with any remainder used in ensuing years. When these carryforwards are fully utilized, they will reduce our income taxes payable by $3.9 million.

Impact of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and processing tools and supplies. We do not believe that the relatively low rates of inflation experienced in the United States since the time we began operations have had any material effect on our business.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2013. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and Germany, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Accordingly, we are subject to changes in interest rates. Based on December 31, 2012 outstanding intercompany balances, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on December 31, 2012 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. This report appears on page 43.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information set forth under the caption “Directors and Executive Officers” in our definitive proxy statement to be used in connection with our 2013 Annual Meeting of Stockholders is incorporated by reference. Information relating to our Code of Ethics that applies to our senior financial professionals is available on our website at http://www.rtix.com/investors/corporate-governance/.

Item 11.	EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive Compensation” in our definitive proxy statement to be used in connection with our 2013 Annual Meeting of Stockholders is incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the captions “Beneficial Ownership of Common Stock by Certain Stockholders and Management” and “Securities Authorized For Issuance Under Equity Compensation Plans” in our definitive proxy statement to be used in connection with our 2013 Annual Meeting of Stockholders is incorporated by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement to be used in connection with our 2013 Annual Meeting of Stockholders is incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information set forth under the caption “Audit Matters” in our definitive proxy statement to be used in connection with our 2013 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    Financial Statements:

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 42, the Independent Registered Public Accounting Firm’s Report on page 43 and the Consolidated Financial Statements on pages 44 to 47, all of which are incorporated herein by reference.

(2)	Financial Statement Schedule:

The following Financial Statement Schedule is filed as part of this Report:

Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010 is included in the Consolidated Financial Statements of RTI Biologics, Inc. and subsidiaries on page 69. All other financial statement schedules are omitted because they are inapplicable, not required or the information is indicated elsewhere in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RTI Biologics, Inc.

Alachua, Florida

We have audited the accompanying consolidated balance sheets of RTI Biologics, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Effectiveness of Internal Controls. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTI Biologics, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

February 26, 2013

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$49,696	$46,178
Accounts receivable - less allowances of $346 at December 31, 2012 and $323 at December 31, 2011	21,694	20,674
Inventories - net	76,509	76,598
Prepaid and other current assets	6,075	4,883
Deferred tax assets - net	12,598	11,348

Total current assets	166,572	159,681
Property, plant and equipment - net	49,644	44,532
Deferred tax assets - net	8,652	11,700
Goodwill	2,062	—
Other intangible assets - net	13,766	13,654
Other assets - net	713	460

Total assets	$241,409	$230,027

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$11,949	$11,141
Accrued expenses	20,594	19,378
Current portion of deferred revenue	4,803	4,650
Current portion of long-term obligations	116	448

Total current liabilities	37,462	35,617
Long-term obligations - less current portion	4	143
Other long-term liabilities	698	920
Deferred tax liabilities	473	339
Deferred revenue	18,780	20,589

Total liabilities	57,417	57,608
Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 55,985,394 and 55,568,345 shares issued and outstanding, respectively	56	56
Additional paid-in capital	414,482	411,699
Accumulated other comprehensive loss	(1,776)	(2,184)
Accumulated deficit	(228,736)	(237,138)
Less treasury stock, 138,297 and 133,296 shares, at cost	(34)	(14)

Total stockholders’ equity	183,992	172,419

Total liabilities and stockholders’ equity	$241,409	$230,027

See notes to consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Tissue distribution	$171,703	$162,855	$161,001
Other revenues	6,410	6,461	5,170

Total revenues	178,113	169,316	166,171
Costs of processing and distribution	92,896	92,102	90,168

Gross profit	85,217	77,214	76,003

Expenses:
Marketing, general and administrative	58,376	55,576	59,232
Research and development	12,231	9,806	9,435
Goodwill impairment	—	—	134,681
Litigation settlement	2,350	—	—
Asset abandonments	20	61	30

Total expenses	72,977	65,443	203,378

Operating income (loss)	12,240	11,771	(127,375)

Other income (expense):
Interest expense	—	(201)	(537)
Interest income	185	193	114
Foreign exchange gain (loss)	19	(159)	4

Total other income (expense) - net	204	(167)	(419)

Income (loss) before income tax provision	12,444	11,604	(127,794)
Income tax provision	(4,042)	(3,226)	(1,605)

Net income (loss)	$8,402	$8,378	$(129,399)

Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	408	(746)	(1,064)

Comprehensive income (loss)	$8,810	$7,632	$(130,463)

Net income (loss) per common share - basic	$0.15	$0.15	$(2.36)

Net income (loss) per common share - diluted	$0.15	$0.15	$(2.36)

Weighted average shares outstanding - basic	55,861,957	55,150,886	54,729,608

Weighted average shares outstanding - diluted	56,068,795	55,354,675	54,729,608

See notes to consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2010	$55	$406,339	$(374)	$(116,117)	$(14)	$289,889
Net loss	—	—	—	(129,399)	—	(129,399)
Foreign currency translation adjustment	—	—	(1,064)	—	—	(1,064)
Exercise of common stock options	—	764	—	—	—	764
Stock-based compensation	—	1,758	—	—	—	1,758
Change in income tax benefit from stock-based compensation	—	(12)	—	—	—	(12)

Balance, December 31, 2010	55	408,849	(1,438)	(245,516)	(14)	161,936

Net income	—	—	—	8,378	—	8,378
Foreign currency translation adjustment	—	—	(746)	—	—	(746)
Exercise of common stock options	1	1,121	—	—	—	1,122
Stock-based compensation	—	1,973	—	—	—	1,973
Change in income tax benefit from stock-based compensation	—	(244)	—	—	—	(244)

Balance, December 31, 2011	56	411,699	(2,184)	(237,138)	(14)	172,419

Net income	—	—	—	8,402	—	8,402
Foreign currency translation adjustment	—	—	408	—	—	408
Exercise of common stock options	—	514	—	—	—	514
Stock-based compensation	—	2,078	—	—	—	2,078
Purchase of treasury stock	—	—	—	—	(20)	(20)
Change in income tax benefit from stock-based compensation	—	191	—	—	—	191

Balance, December 31, 2012	$56	$414,482	$(1,776)	$(228,736)	$(34)	$183,992

See notes to consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$8,402	$8,378	$(129,399)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	7,993	8,026	7,498
Provision for bad debts and product returns	136	450	166
Provision for inventory write-downs	3,114	4,840	2,107
Amortization of deferred revenue	(4,656)	(4,353)	(2,917)
Deferred income tax provision (benefit)	797	(1,584)	1,719
Stock-based compensation	2,078	1,973	1,758
Goodwill and intangible asset impairments	—	—	134,681
Other	706	114	112
Changes in assets and liabilities:
Accounts receivable	(1,121)	(1,054)	1,681
Inventories	(2,880)	5,558	4,095
Accounts payable	3,527	(2,564)	(5,126)
Accrued expenses	1,002	5,353	792
Deferred revenue	3,000	—	16,500
Other operating assets and liabilities	(1,295)	2,630	(4,278)

Net cash provided by operating activities	20,803	27,767	29,389

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,089)	(6,345)	(3,244)
Patent and acquired intangible asset costs	(3,772)	(2,139)	(3,812)
Acquisition of recovery agency assets	(3,000)	—	—
Other investing activities	49	—	—

Net cash used in investing activities	(17,812)	(8,484)	(7,056)

Cash flows from financing activities:
Proceeds from exercise of common stock options	514	1,122	764
Net proceeds on short-term obligations	—	—	(1,947)
Proceeds from long-term obligations	—	—	9,750
Payments on long-term obligations	(471)	(2,600)	(20,074)
Other financing activities	474	282	—

Net cash provided by (used in) financing activities	517	(1,196)	(11,507)

Effect of exchange rate changes on cash and cash equivalents	10	(121)	4

Net increase in cash and cash equivalents	3,518	17,966	10,830
Cash and cash equivalents, beginning of period	46,178	28,212	17,382

Cash and cash equivalents, end of period	$49,696	$46,178	$28,212

See notes to consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

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

Foreign Currency Translation—The functional currency of the Company’s German subsidiary is the Euro. Assets and liabilities of the foreign subsidiary are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. The resulting translation adjustments, representing unrealized, noncash gains and losses are recorded and presented as a component of comprehensive income (loss). Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income or loss as they occur and are included in net other income (expense) in the consolidated statements of comprehensive income (loss).

Derivative Instruments—The Company accounts for its hedging activities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Accounting for Derivatives and Hedging Activities, as amended. FASB ASC 815 requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value. Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive income (loss). The Company’s policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor the hedge to determine if it continues to be effective. The Company does not enter into or hold derivative instruments for trading or speculative purposes.

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

Presentation of Comprehensive Income (Loss)—In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Loss) (Topic 220) – Presentation of Comprehensive Income (Loss) (ASU 2011-05), to require an entity to present the total of comprehensive income (loss), the components of net income (loss), and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income (loss) as part of the statement of equity. ASU 2011-05 was effective in the first quarter of 2012 and was applied retrospectively. Accumulated other comprehensive income (loss) includes cumulative foreign currency translation adjustments.

Cash and Cash Equivalents—The Company considers all funds in banks and short-term investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents include overnight repurchase agreements which are 101% collateralized by U.S. Government backed securities. Cash balances are held at a few financial institutions and usually exceed insurable amounts. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions. At December 31, 2012, the Company had $6,667 in cash equivalents.

Accounts Receivable Allowances— The Company maintains allowances for doubtful accounts based on the Company’s review and assessment of payment history and its estimate of the ability of each customer to make payments on amounts invoiced. If the financial condition of any of its customers were to deteriorate, additional allowances might be required. From time to time the Company must adjust its estimates. Changes in estimates of the collection risk related to accounts receivable can result in decreases and increases to current period net income.

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

Recalls—The Company accrues the estimated cost of recalls at the date the recall is initiated. The cost of recalls is primarily comprised of implant replacement costs. The Company had two recalls in each of the years ended December 31, 2012, 2011 and 2010. The Company incurred immaterial costs related to all of the recalls for the years ended December 31, 2012, 2011 and 2010.

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

Debt Issuance Costs—Debt issuance costs include costs incurred to obtain financing and are amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt. Debt issuance costs are included in other assets - net in the accompanying consolidated balance sheets.

Long-Lived Assets— The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

Goodwill— FASB ASC 350, Goodwill and Other Intangible Assets, requires companies to test goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company has one reporting unit and the annual impairment test is performed at each year-end unless indicators of impairment are present and require more frequent testing. The Company did not have any identifiable intangible assets with indefinite useful lives as of December 31, 2012 or 2011.

Goodwill is tested for impairment annually by comparing the fair value of the reporting unit to its carrying amount, including goodwill. In concluding as to fair value of the reporting unit for purposes of testing goodwill, an income approach and a market approach are utilized. The conclusion from these two approaches are generally weighted equally and then adjusted to incorporate a control premium or acquisition premium that reflects the additional amount a buyer is willing to pay for elements of control and for a premium that reflects the buyer’s perception of its ability to add value through synergies.

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

Based on the then existing economic environment and the severe decline in the Company’s stock price beginning late in the second quarter of 2010 and sustained through year-end 2010, and the significant gap between the book and market value of the Company’s equity, the Company concluded that there were sufficient indicators to require an interim goodwill impairment analysis as of September 30, 2010. For purposes of this analysis, estimates of fair value were based on a combination of the income approach, which estimates the fair value of the Company’s reporting unit based on future discounted cash flows, and the market approach, which estimates the fair value of the Company’s reporting unit on comparable market prices. Based on the goodwill impairment analysis performed, the Company recorded a $134,681 goodwill impairment charge for the remaining balance of goodwill on the balance sheet during the third quarter of 2010. The goodwill impairment charge did not affect the Company’s liquidity, nor did it affect any financial covenants of the Company’s credit agreements. The Company concluded its goodwill impairment assessment in the fourth quarter of 2010, which resulted in no change to the goodwill impairment charge recorded during the third quarter of 2010.

On December 28, 2012, RTI Donor Services, Inc. (“Donor Services”) acquired certain assets related to the tissue procurement operations of a third party donor recovery agency. The transaction was accounted for using the purchase method of accounting in accordance with ASC 805.

Goodwill at December 31, 2012 includes the excess of the purchase price of certain acquired tissue procurement operations of the third party donor recovery donor recovery agency over the sum of the amounts assigned to assets acquired. The Company believes that the acquisition of certain assets related to the tissue procurement operations of the third party donor recovery donor recovery agency offers the company substantial strategic relationships with hospitals and medical examiners to expand its ability to recovery donors through its directly controlled recovery groups.

The carrying value of goodwill was $2,062 and $0 at December 31, 2012 and 2011.

Intangible Assets —ASC 350 requires that definite lived intangible assets subject to amortization be tested for recoverability at the asset group level in accordance with ASC 360. The Company had one asset group for the year ended December 31, 2011. The recoverability test is described in the Company’s accounting policy for long-lived assets set forth above.

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

On July 13, 2009, the Company and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement, 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The $8,000 and $3,500 exclusivity payments have been deferred and are being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. The straight-line method approximates the expected pattern of product distribution based on the distribution agreement’s contractual annual minimum purchase requirements. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013.

On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer with an initial term of ten years, relating to certain new bone graft substitutes implants. As part of the agreement, Zimmer made payments to the Company totaling $5,000 for the aforementioned exclusive distribution rights, and had to maintain certain minimum order volumes through the duration of the contract. The $5,000 exclusivity payment has been deferred and is being recognized in other revenues on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also included automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation. Effective May 30, 2012, the agreement with Zimmer was amended so that Zimmer retained exclusivity for dental and oral maxillofacial applications, and released exclusivity for other applications. Under the amended agreement, Zimmer is no longer required to maintain minimum order volumes, the Company is restricted from distributing the bone graft substitute implants into certain Zimmer accounts, and the buy-out provisions upon proper notice of cancellation were removed. No payment was made as part of the amendment and the term of the agreement remains unchanged. The exclusivity payment was not affected by the amendment to the agreement, which was not considered to be a material modification, and as such the revenue recognition methodology remains unchanged.

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

Other Revenues—Other revenues consists of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees.

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

	Year Ended December 31,
	2012	2011	2010
Basic shares	55,861,957	55,150,886	54,729,608
Effect of dilutive securities:
Stock options	206,838	203,789	—

Diluted shares	56,068,795	55,354,675	54,729,608

Options to purchase 5,083,834 shares of common stock at prices ranging from $2.54 to $14.95 per share which were outstanding as of December 31, 2012 were included in the computation of diluted EPS because dilutive shares are factored into the calculation of EPS when a profit from continuing operations is reported.

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

3. Acquisition of Recovery Group

On December 28, 2012, Donor Services acquired certain assets related to the tissue procurement operations of a third party donor recovery agency. The purchase price consideration comprised of a $3,000 closing payment, and up to an additional $900 in connection with the assignment to Donor Services of contracts with designated hospitals and medical examiners. The transaction was accounted for using the purchase method of accounting in accordance with ASC 805.

The Company believes that the acquisition of the certain assets related to the tissue procurement operations of third party donor recovery agency offers the Company substantial strategic relationships with hospitals and medical examiners to expand its ability to recover donors through its directly controlled recovery groups.

The following table summarizes the fair values of the assets acquired:

Identifiable intangible assets	1,838
Goodwill	2,062

Total net assets acquired	$3,900

The identifiable intangible assets acquired consist primarily of tissue procurement contracts and a non-compete agreement which will be amortized over their estimated useful lives of between 5 to 20 years. The $900 contingent payment has been recorded in accrued expenses and within thirty days following the end of each calendar quarter during 2013, Donor Services shall pay the third party donor recovery agency the additional payment for the designated hospital contracts assigned or relationships transferred during the quarter for which the applicable payment is due.

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

The following weighted-average assumptions were used to determine the fair value of options under FASB ASC 718:

	Year Ended December 31,
	2012	2011	2010
Expected term (years)	6.50	6.50	6.29
Risk free interest rate	1.38%	2.72%	3.13%
Volatility factor	64.83%	66.27%	66.61%
Dividend yield	—	—	—

Stock Options

Outstanding options under all option plans vest over a one to five year period. Options expire ten years from the date of grant.

As of December 31, 2012, there was $3,238 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.05 years.

Stock options outstanding, exercisable and available for grant at December 31, 2012 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at January 1, 2012	5,636,892	$5.19
Granted	816,000	3.98
Exercised	(196,483)	2.64
Forfeited or expired	(1,172,575)	5.49

Outstanding at December 31, 2012	5,083,834	$5.03	5.79	$2,415

Vested or expected to vest at December 31, 2012	4,961,630	$5.06	5.72	$2,340

Exercisable at December 31, 2012	3,069,634	$5.92	4.31	$1,027

Available for grant at December 31, 2012	3,741,392

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value of outstanding stock options for which the fair market value of the underlying common stock exceeds the respective stock option exercise price.

For the years ended December 31, 2012, 2011, and 2010, the Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation:
Costs of processing and distribution	$163	$207	$153
Marketing, general and administrative	1,785	1,705	1,485
Research and development	130	61	120

Total	$2,078	$1,973	$1,758

For the years ended December 31, 2012, 2011, and 2010, the Company recognized total income tax benefits from stock-based compensation of $801, $660, and $477, respectively.

Other information concerning stock options are as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted average fair value of options granted	$2.43	$1.71	$2.56
Aggregate intrinsic value of options exercised	172	926	242

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference between the fair market value of the underlying common stock and the stock option exercise prices, of the stock options exercised during the period.

Restricted Stock Awards

During 2012, the Company granted 222,066 shares of restricted stock with a weighted-average grant date fair value of $4.02 which vest over one and three year periods. As of December 31, 2012, there was $507 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.29 years.

5. Inventories

Inventories by stage of completion are as follows:

	December 31,
	2012	2011
Unprocessed donor tissue	$25,962	$24,365
Tissue in process	28,379	26,251
Implantable donor tissue	20,071	24,266
Supplies	2,097	1,716

	$76,509	$76,598

For the years ended December 31, 2012, 2011, and 2010, the Company had inventory write-downs of $3,114, $4,840 and $2,107, respectively, relating primarily to product obsolescence.

6. Property, Plant and Equipment

Property, plant and equipment are as follows:

	December 31,
	2012	2011
Land	$2,169	$1,789
Buildings and improvements	45,220	43,219
Processing equipment	31,681	27,677
Office equipment, furniture and fixtures	2,831	2,182
Computer equipment and software	5,029	3,870
Construction in process	7,329	6,127
Equipment under capital leases:
Processing equipment	396	396
Computer equipment	744	744

	95,399	86,004
Less accumulated depreciation	(45,755)	(41,472)

	$49,644	$44,532

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $5,970, $6,039, and $5,798, respectively.

7. Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2012 and 2011, respectively, are as follows:

	Year Ended December 31,
	2012	2011
Goodwill opening balance	$—	$—
Goodwill acquired during the year	2,062	—

	$2,062	$—

8. Other Intangible Assets

Other intangible assets are as follows:

	December 31, 2012		December 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$4,616	$1,443	$4,425	$1,266
Acquired exclusivity rights	2,941	2,415	2,941	2,043
Acquired licensing rights	10,850	4,115	10,850	2,904
Other	4,223	891	2,944	1,293

Total	$22,630	$8,864	$21,160	$7,506

Other includes the following: procurement contracts, trademarks, selling and marketing relationships, customer lists and non-compete agreements.

On December 28, 2012, Donor Services acquired certain assets related to the tissue procurement operations of a third party donor recovery agency. The transaction was accounted for using the purchase method of accounting in accordance with ASC 805. The identifiable intangible assets acquired in the amount of $1,838 consist primarily of tissue procurement contracts and a non-compete agreement which will be amortized over their estimated useful lives of between 5 to 20 years.

On September 10, 2010, the Company entered into an Exclusive License Agreement with Athersys, Inc. (“Athersys”), pursuant to which Athersys will provide the Company access to its Multipotent Adult Progenitor Cell (“MAPC”) technologies to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications. In consideration for the Exclusive License, the Company agreed to pay Athersys the following: 1) a non-refundable $3,000 license fee, payable in three time-based $1,000 installments, the last of which was paid in the first quarter of 2011, 2) payment of $2,000 contingent upon successful achievement of certain development milestones which the Company paid in 2012, and 3) up to $32,500 contingent upon achievement of certain cumulative revenue milestones in future years.

On November 24, 2008, the Company entered into a License Agreement with LifeNet Health, Inc. (“LifeNet”) to license from LifeNet certain intellectual property rights to be used in the Company’s tissue processing efforts. The term of the License Agreement is for seven years or the remaining life of any patent covered by the License Agreement, whichever is longer. Total monetary consideration for the License Agreement is $4,900, was paid in five annual installments of $980 from November 2008 to 2012.

Patents are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful life of between 8 and 16 years. The acquired exclusivity rights are being amortized over eight years, the remaining term of the amended distribution agreement. Acquired licensing rights and marketing and procurement intangible assets are amortized over estimated useful lives of between 5 to 25 years. Amortization expense for the years ended December 31, 2012, 2011, and 2010 was $2,023, $1,987, and $1,700, respectively. At December 31, 2012, management’s estimates of future amortization expense for the next five years are as follows:

Amortization
Expense
2013	2,200
2014	1,900
2015	1,600
2016	1,100
2017	1,100

$7,900

9. Other Assets

Other assets are as follows:

	December 31,
	2012	2011
Debt issuance costs	$83	$54
Other	691	442

	774	496
Less accumulated amortization	(61)	(36)

	$713	$460

The Company recognized interest expense associated with the amortization of its debt issuance costs for the years ended December 31, 2012, 2011 and 2010 of $23, $22 and $82, respectively.

10. Accrued Expenses

Accrued expenses are as follows:

	December 31,
	2012	2011
Accrued compensation	$6,279	$4,267
Accrued donor recovery fees	3,845	2,730
Accrued licensing fees	231	3,131
Accrued taxes	3,950	4,332
Congingent consideration	900	—
Other	5,389	4,918

	$20,594	$19,378

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

11. Short and Long-Term Obligations

Short and long-term obligations are as follows:

	December 31,
	2012	2011
Term loans	$—	$131
Capital leases	120	460

	120	591
Less current portion	(116)	(448)

Long-term portion	$4	$143

The Company has capital leases with interest rates ranging from 5.00% to 8.46% and maturity dates from May 2013 through January 2014.

The Company has a total of four revolving credit facilities, one credit facility with a U.S. bank and three credit facilities with German banks. Total available credit on the Company’s four revolving credit facilities at December 31, 2012 and 2011 was $16,748 and $17,106, respectively. As of December 31, 2012 and 2011, there were no amounts outstanding on any of the four revolving credit facilities.

Under its U.S. credit agreement with Toronto-Dominion Bank, the Company has a credit facility up to $15,000, of which $14,501 is available based on levels of accounts receivable and inventories. The revolving credit facility contains various restrictive covenants which limit, among other things, indebtedness and liens, and is secured by the Company’s domestic accounts receivable, inventory and certain processing equipment. The current interest rate for this revolving credit facility is 2.50% plus the 30 day LIBOR rate. The revolving credit facility matures on July 21, 2014.

Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euro, or approximately $2,247, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 3.30% to 6.18%.

The Company was in compliance with all covenants related to its credit facilities and term loans as of December 31, 2012.

As of December 31, 2012, contractual maturities of long-term obligations are as follows:

Capital Leases
2013	$112
2014	8

$120

The $120 representing future maturities of capital leases includes interest in the amount of $3. The present value of minimum lease payments as of December 31, 2012 was $117.

12. Income Taxes

The Company’s income tax provision consists of the following components:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$(1,189)	$(842)	$(162)
State	(806)	(925)	—
International	(407)	(2,965)	(588)

Total current	(2,402)	(4,732)	(750)

Deferred:
Federal	(1,299)	(20)	(325)
State	(181)	630	(241)
International	(160)	896	(289)

Total deferred	(1,640)	1,506	(855)

Total income tax provision	$(4,042)	$(3,226)	$(1,605)

The components of the deferred tax assets and liabilities consisted of the following at:

	December 31, 2012		December 31, 2011
	Deferred Income Tax		Deferred Income Tax
	Asset	Liability	Asset	Liability
Current:
International	$26	$—	$59	$—
Allowance for bad debts	121	—	98	—
Inventory	4,766	—	5,257	—
Tax credits	1,234	—	1,077	—
Accrued liabilities	4,520	—	4,606	—
Deferred revenue	1,886	—	251	—
Other	45	—	—	—

Total current	12,598	—	11,348	—

Noncurrent:
Fixed assets	—	(2,926)	—	(1,621)
Intangibles	1,361	—	543	—
International	—	(473)	—	(339)
Investments	2,061	—	2,025	—
Deferred revenue	6,195	—	7,941	—
Net operating losses	469	—	677	—
Tax credits	1,961	—	2,604	—
Valuation allowance	(469)	—	(469)	—

Total noncurrent	11,578	(3,399)	13,321	(1,960)

Total	$24,176	$(3,399)	$24,669	$(1,960)

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $469 have been established at both December 31, 2012 and 2011, against a portion of the deferred tax assets relating to certain state net operating loss carryforwards.

The Company recorded a tax benefit from the exercise of stock options in the amount of $1,107, $313, and $0 for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the Company has state net operating loss carryforwards of $12,467 that will expire in the years 2018 and 2022 to 2024.

As of December 31, 2012, the Company has research tax credit carryforwards of $3,396 that will expire in years 2026 through 2031. As of December 31, 2012, the Company has alternative minimum tax credit carryforwards of $508.

The Company expects its deferred tax assets of $20,777, net of the valuation allowance at December 31, 2012 of $469, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences. Valuation allowances have been recorded for certain state tax loss carryforwards as the Company does not believe that it will have future income in the state to utilize the loss carryforwards.

United States income taxes have not been provided on the undistributed earnings of the Company’s German subsidiary. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to permanently reinvest earnings in its German subsidiary.

Excluding the non-deductible goodwill impairment in 2010, over the last three years the Company has improved its business model to produce predictable earnings through the following:

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

As of December 31, 2012 the Company has $1,797 of unrecognized tax benefits, of which $1,089 were recorded in other liabilities and $708 of unrecognized tax benefits were recorded net against deferred tax assets in the accompanying consolidated balance sheet.

The Company’s unrecognized tax benefits are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
Opening balance	$1,674	$2,341	$1,269
Additions based on tax positions related to the current year	274	154	210
Additions for tax positions of prior years	336	—	862
Reductions for tax positions of prior years	(487)	(821)	—

	$1,797	$1,674	$2,341

The unrecognized tax benefits, if recognized, would favorably impact the Company’s effective tax rate. The Company believes it is reasonably possible that its unrecognized tax benefits will decrease or be recognized in the next twelve months by up to $768 due to completing a tax examination with the German taxing authorities and confirmation from the Florida Department of Revenue concerning which sourcing method the Company should use to file its Florida income tax returns.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. There were no interest and penalties recorded in 2012, 2011 and 2010 and no interest and penalties accrued at December 31, 2012 and 2011.

The Company files income tax returns in the U.S. federal and various states jurisdictions and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations for years before 2008. Currently, one of the Company foreign subsidiaries is undergoing an examination by the German tax authorities. The examination covers the subsidiaries 2006 through 2009 tax years.

The effective tax rate differs from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2012	2011	2010
Statutory federal rate	35.00%	35.00%	35.00%
State income taxes—net of federal tax benefit	5.16%	1.95%	(0.12%)
International operations	(2.23%)	—	—
Impairment of goodwill	—	—	(36.89%)
Research tax credits	(2.06%)	(3.30%)	0.48%
Domestic production activities deduction	(2.29%)	—	—
Unrecognized tax benefits	—	(6.90%)	—
Miscellaneous	(1.10%)	1.05%	0.27%

Effective tax rate	32.48%	27.80%	(1.26%)

13. Stockholders’ Equity

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

14. Retirement Benefits

The Company has a qualified 401(k) plan available to all United States employees who meet certain eligibility requirements. The 401(k) plan allows each employee to contribute up to the annual maximum allowed under the Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee’s earnings. For the years ended December 31, 2012, 2011 and 2010, the Company’s contributions to the plan were $1,501, $1,359 and $1,358, respectively.

15. Concentrations of Risk

Distribution—The Company’s principal concentration of risk is related to its limited distribution channels. The Company’s revenues include the distribution efforts of fourteen independent companies with significant revenues coming from three of the distribution companies, Medtronic, Zimmer, and Davol. The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	Year Ended
	December 31,
	2012	2011	2010
Percent of revenues derived from:
Distributor
Medtronic	18%	19%	18%
Zimmer	14%	12%	15%
Davol	11%	11%	9%
International	12%	12%	11%

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

16. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Year Ended December 31,
	2012	2011	2010
Cash paid for interest	$22	$128	$453
Income taxes paid	3,187	410	652
Purchases of property, plant, and equipment financed through capital leases	—	111	743
Change in tax benefit from stock-based compensation	191	283	—
Change in accrual for purchases of property, plant and equipment	199	1,056	311
Change in accrual for patent and acquired intangible asset costs	1,690	2,109	1,201
Contingent consideration for asset purchase	900	—	—
Payable for acquired licensing rights	—	—	3,000

17. Commitments and Contingencies

Acquisition Agreement with Third Party Donor Recovery Agency - On December 28, 2012, Donor Services acquired certain assets related to the tissue procurement operations of a third party donor recovery agency. Under the terms of the asset transfer agreement, the maximum purchase price is $3,900 in cash, of which $3,000 was paid at closing. In addition to the $3,000 closing payment, Donor Services agreed to pay the third party donor recovery agency up to an additional $900 in connection with the assignment to Donor Services of contracts with designated hospitals and medical examiners. This contingent payment is recorded in accrued expenses and within thirty days following the end of each calendar quarter during 2013, Donor Services shall pay the third party donor recovery agency the additional closing costs for the designated hospital contracts assigned or relationships transferred during the quarter for which the applicable payment is due.

Distribution Agreement with Zimmer - On September 3, 2010, the Company and Zimmer Dental Inc. (“Zimmer”), a subsidiary of Zimmer, Inc., entered into a new exclusive distribution agreement (the “Agreement”), with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of the Agreement, the Company has agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer has agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer’s exclusive distribution rights, Zimmer agreed to the following: 1) payment to the Company of $13,000 within ten days of the effective date (“the Upfront Payment”), 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year, and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer’s ability to distribute the Implants, Zimmer may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the Agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by the Company to the satisfaction of Zimmer. The Upfront Payment and the Annual Exclusivity Fees are deferred as received and will be recognized as other revenues over the term of the Agreement based on the expected contractual escalating annual purchase minimums relative to the total contractual minimum purchase requirements in the Agreement. Additionally, the Company has considered the potential impact of the Agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to the Agreement.

Exclusive License Agreement with Athersys - On September 10, 2010, the Company entered into an Exclusive License Agreement with Athersys, Inc. (“Athersys”), pursuant to which Athersys will provide RTI access to its Multipotent Adult Progenitor Cell (“MAPC”) technologies to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications. In consideration for the Exclusive License, the Company agreed to pay Athersys the following: 1) a non-refundable $3,000 license fee, payable in three time-based $1,000 installments, the last of which was paid in the first quarter of 2011, 2) payment of $2,000 contingent upon successful achievement of certain development milestones which the Company paid in 2012, and 3) up to $32,500 contingent upon achievement of certain cumulative revenue milestones in future years. In addition, the Company will pay Athersys royalties from the distribution of implants under a tiered royalty structure based on achievement of certain cumulative revenue milestones. The term of the Exclusive License Agreement is the longer of five years, or the remaining life of any patent or trade secret. These acquired licensing rights are being amortized to expense on a straight-line basis over the expected life of the asset.

Distribution Agreement with Davol - On July 13, 2009, the Company and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement, 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The $8,000 and $3,500 exclusivity payments have been deferred and are being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. The straight-line method approximates the expected pattern of product distribution based on the distribution agreement’s contractual annual minimum purchase requirements. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013.

Distribution Agreement with Zimmer - On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer with an initial term of ten years, relating to certain new bone graft substitutes implants. As part of the agreement, Zimmer made payments to the Company totaling $5,000 for the aforementioned exclusive distribution rights, and had to maintain certain minimum order volumes through the duration of the contract. The $5,000 exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a pro rata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also included automatic two-year renewal terms, as well as buy-out provisions by both parties upon proper notice of cancellation. Effective May 30, 2012, the Company and Zimmer amended the agreement such that Zimmer retained exclusivity for dental and oral maxillofacial applications, and released exclusivity for other applications. Under the amended agreement, Zimmer is no longer required to maintain minimum order volumes, the Company is restricted from distributing the bone graft substitute implants into certain Zimmer accounts, and the buy-out provisions upon proper notice of cancellation were removed. No cash was exchanged between the Company and Zimmer and the term of the agreement remains unchanged. The exclusivity payment was not affected by the amendment to the agreement, which was not considered to be a material modification, and as such the revenue recognition remains unchanged.

The Company’s aforementioned revenue recognition methods related to the Zimmer and Davol distribution agreements do not result in the deferral of revenue less than amounts that would be refundable in the event the agreements were to be terminated in future periods. Additionally, the Company evaluates the appropriateness of the aforementioned revenue recognition methods on an ongoing basis.

Leases—The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2017. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2012, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

Future minimum lease commitments under non-cancelable operating leases as of December 31, 2012 are as follows:

Operating
Leases
2013	$1,154
2014	527
2015	307
2016	155
2017	106

$2,249

Rent expense for the years ended December 31, 2012, 2011, and 2010 was $1,302, $1,041 and $1,019, respectively, and is included as a component of marketing, general and administrative expenses.

18. Legal and Regulatory Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2012 will have a material adverse impact on its financial position or results of operations.

Biomedical Tissue Service, Ltd.— The Company has been named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the tissue recovery practices of BTS, an unaffiliated recovery agency and BTS’s owner, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. These cases generally allege that the Company has liability for interference with the rights of the surviving next of kin as perpetrated by BTS and the funeral homes. As a result of increased judicial clarity during the second quarter of 2012 regarding timing of litigation, and anticipated increases in legal activity and expense flowing therefrom, the Company determined that the cost of continuing an aggressive legal defense for certain of the lawsuits would be significant. Therefore, in order to mitigate the Company’s financial exposure, an agreement was reached to settle 29 of the lawsuits for which our insurer was not paying for the legal fees. Pursuant to the settlement of these lawsuits, the Company recorded a litigation settlement charge of $2,350 in the second quarter of 2012 which was paid in the third quarter of 2012. As of December 31, 2012, there are 42 remaining lawsuits pending against the Company. The Company, through its affiliation with RTIDS, currently has $2 million in answerable indemnity insurance, with non-eroding defense limits. Of the remaining 42 pending cases, our insurer is presently paying the legal fees and costs for 32 cases. Coverage for the remaining cases are either being disclaimed by our insurer or coverage is not presently available due to RTIDS not having been named as a co-defendant. The Company believes this disclaimer of coverage is improper, and has brought a declaratory action against the insurer to obtain a judgment ordering coverage on these disclaimed cases. As part of this action, the insurer is seeking to confirm its initial disclaimer, as well as seeking to disclaim coverage on the 32 cases for which it is presently paying fees. Pending resolution of the declaratory action, or if the declaratory action is not resolved in the Company’s favor, the Company will be responsible for paying both the legal fees incurred starting March 22, 2012, and any indemnification that may be owed in connection with those disclaimed cases. With respect to the remaining 42 cases, they are currently divided among courts located in the state court system of New York, and the Federal Court in New Jersey. Neither the rulings of the courts nor reactions of juries can be predicted with reasonable reliability, and laws in the jurisdictions may be subject to change or differing interpretation. The Company believes it has meritorious legal and factual defenses to these claims, and will vigorously defend any remaining cases. The probability of an unfavorable outcome to the Company is unknown and a range of loss, if any, cannot be estimated at this time. However, while the Company believes our defenses are meritorious, the ultimate resolution of the matters could adversely impact our business, financial condition or results of operations.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

On October 23, 2012, the Company received a warning letter from the FDA related to environmental monitoring activities in certain areas of its processing facility in Alachua, Florida. The Company is currently working with the FDA to resolve their concerns. The warning letter does not restrict the Company’s ability to process or distribute implants, nor does it require the withdrawal of any implants from the marketplace.

19. Segment Data

The Company processes human and bovine animal tissue and distributes the tissue through various distribution channels. The Company operates in one reportable segment comprised of five lines of business. The Company’s lines of business are comprised primarily of five implant categories: sports medicine, spine, surgical specialties, BGS and general orthopedic and dental. Discrete financial information is not available for these five lines of business. The following table presents revenues from tissue distribution, and other revenues and percentage of total revenues for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	(In thousands)
Revenues from tissue distribution:
Sports medicine	$51,197	28.8%	$48,122	28.4%	$45,065	27.1%
Spine	38,866	21.8%	39,722	23.5%	33,906	20.4%
Surgical specialties	30,897	17.3%	30,328	17.9%	26,871	16.2%
BGS and general orthopedic	29,308	16.5%	26,291	15.5%	25,413	15.3%
Dental	21,435	12.0%	18,392	10.9%	29,746	17.9%
Other revenues	6,410	3.6%	6,461	3.8%	5,170	3.1%

Total revenues	$178,113	100.0%	$169,316	100.0%	$166,171	100.0%

Domestic revenues	$156,803	88.0%	$148,315	87.6%	$147,943	89.0%
International revenues	21,310	12.0%	21,001	12.4%	18,228	11.0%

Total revenues	$178,113	100.0%	$169,316	100.0%	$166,171	100.0%

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	Year Ended
	December 31,
	2012	2011	2010
Percent of revenues derived from:
Distributor
Medtronic	18%	19%	18%
Zimmer	14%	12%	15%
Davol	11%	11%	9%
International	12%	12%	11%

The following table presents property, plant and equipment - net by significant geographic location:

	December 31,
	2012	2011
Property, plant and equipment - net:
Domestic	$34,637	$31,532
International	15,007	13,000

Total	$49,644	$44,532

20. Quarterly Results of Operations (Unaudited)

The following table sets forth the results of operations for the periods indicated:

	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Quarter Ended:
Revenues	$43,743	$45,197	$44,566	$44,607
Gross profit	20,106	21,671	21,692	21,748
Net income	2,002	1,321	2,808	2,271
Net income per common share:
Basic	$0.04	$0.02	$0.05	$0.04
Diluted	0.04	0.02	0.05	0.04

During 2012, the Company experienced an increase in fees from tissue distribution in the sports medicine, surgical specialties, BGS and general orthopedic and dental implant categories and a decrease in its spine implant category. Sports medicine, surgical specialties, BGS and general orthopedic, and dental implant categories were positively impacted by increases in unit volumes and increased market penetration through our direct distribution force both domestically and internationally. In addition, the Company experienced a decrease in the other revenues category during 2012. The decrease in the other revenues category was affected by lower tissue recovery fees billed partially offset by higher deferred revenue amortization resulting from exclusivity payments received from our dental and surgical specialties distributors. The Company’s net income was negatively impacted by a litigation settlement charge of $2,350 that was recorded in the second quarter of 2012.

The following table sets forth the results of operations for the periods indicated:

	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Quarter Ended:
Revenues	$40,646	$43,482	$42,257	$42,931
Gross profit	18,337	19,719	19,323	19,709
Net income	1,248	2,018	2,742	2,370
Net income per common share:
Basic	$0.02	$0.04	$0.05	$0.04
Diluted	0.02	0.04	0.05	0.04

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

21. Related Parties

Effective October 1, 2012, the Chairman of the Company’s board of directors was named Interim Chief Financial Officer of Stryker Corporation (“Stryker”). The Company has a spine distribution agreement, with one year automatic renewals in June, and a BGS and general orthopedic distribution agreement, with two year automatic renewals in May, with Stryker.

During the year ended December 31, 2012, 2011 and 2010, the Company recognized revenues of $6,215, $5,393 and $3,313, respectively, on distributions to Stryker. Distributions to Stryker for the year ended December 31, 2012, 2011 and 2010 represented 3.5%, 3.2% and 1.9%, respectively, of the Company’s total revenues. Trade accounts receivable due from Stryker totaled $552 and $1,086 at December 31, 2012 and 2011, respectively.

22. Subsequent Events

The Company evaluated subsequent events as of the issuance date of the financial statements, February 26, 2013, as defined by FASB ASC 855 Subsequent Events, and identified no subsequent events that require adjustment to, or disclosure of, in these financial statements except for the following:

In the first quarter of 2013, the Company received the annual exclusivity payment of $3.0 million from Zimmer relating to the exclusive dental distribution agreement.

On January 2, 2013 The American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law. The ATRA retroactively extended the research tax credit to the beginning of 2012 through 2013. Under ASC 740, Income Taxes, the effects of tax legislation are recognized upon enactment, which for U.S. federal taxes is the date the bill is signed into law. Therefore, the Company has excluded any tax benefit associated with the research tax credit for the year ended December 31, 2012. The Company will recognize this tax benefit in the first quarter of 2013.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	Balance at	Charged to	Deductions-	Balance at
	Beginning of	Costs and	Write-offs,	End of
Description	Period	Expenses	Payments	Period
For the year ended December 31, 2012:
Allowance for doubtful accounts	$323	$54	31	$346
Allowance for product returns	383	82	182	283
Allowance for obsolescence	8,171	3,114	3,550	7,735
Deferred tax asset valuation allowance	469	—	—	469
For the year ended December 31, 2011:
Allowance for doubtful accounts	190	$133	$	323
Allowance for product returns	300	317	234	383
Allowance for obsolescence	11,513	4,840	8,182	8,171
Deferred tax asset valuation allowance	469	—	—	469
For the year ended December 31, 2010:
Allowance for doubtful accounts	1,103	48	961	190
Allowance for product returns	193	118	11	300
Allowance for obsolescence	12,131	2,107	2,726	11,513
Deferred tax asset valuation allowance	469	—	—	469

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2013	RTI BIOLOGICS, INC.

	By:	/s/ Brian K. Hutchison
Brian K. Hutchison President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian K. Hutchison Brian K. Hutchison	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2013

/s/ Robert P. Jordheim Robert P. Jordheim	Executive Vice President and Chief Financial Officer	February 26, 2013

/s/ Dean H. Bergy Dean H. Bergy	Chairman	February 26, 2013

/s/ Julianne M. Bowler Julianne M. Bowler	Director	February 26, 2013

/s/ Philip R. Chapman Philip R. Chapman	Director	February 26, 2013

/s/ Roy D. Crowninshield Roy D. Crowninshield	Director	February 26, 2013

/s/ Peter F. Gearen Peter F. Gearen	Director	February 26, 2013

/s/ Gregory P. Rainey Gregory P. Rainey	Director	February 26, 2013

/s/ Adrian J.R. Smith Adrian J.R. Smith	Director	February 26, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of RTI Biologics, Inc.[1]

3.2	Bylaws.[2]

4.3	Specimen Stock Certificate.[3]

10.1*	Omnibus Stock Option Plan.[3]

10.2*	Year 2000 Compensation Plan.[3]

10.3*	RTI Biologics, Inc. 2004 Equity Incentive Plan. [4]

10.4*	Form of Nonqualified Stock Option Grant Agreement. [5]

10.5*	Form of Incentive Stock Option Grant Agreement. [5]

10.6	License Agreement, dated November 24, 2008, between RTI Biologics, Inc. and LifeNet Health, Inc. †[6]

10.7	Credit Agreement, dated January 28, 2008, between RTI Biologics, Inc. and Mercantile Bank. [6]

10.8	First Amendment to the Credit Agreement, dated June 11, 2009, between RTI Biologics, Inc. and Mercantile Bank. [7]

10.9*	RTI Biologics, Inc. 2010 Equity Incentive Plan. [8]

10.10	Second Amendment to the Credit Agreement, dated July 21, 2010, between RTI Biologics, Inc. and Mercantile Bank. [9]

10.11	Exclusive Distribution Agreement between RTI Biologics, Inc. and Zimmer Dental Inc., dated as of September 3, 2010 and effective as of September 30, 2010. †[10]

10.12*	RTI Biologics, Inc. Executive Nonqualified Excess Plan. [13]

10.13*	Form of Executive Transition Agreement. [11]

10.14*	Executive Transition Agreement with Brian K. Hutchison. [11]

10.15	Fourth Amendment to the First Amended Exclusive Distribution and License Agreement, effective as of September 12, 2006, between RTI Biologics, Inc. and Medtronic Sofamor Danek USA, Inc. †[12]

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Brian K. Hutchison, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert P. Jordheim, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Brian K. Hutchison, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in RTI Biologics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

32.2	Certification of Robert P. Jordheim, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in RTI Biologics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Incorporated by reference to our Current Report on Form 8-K filed February 29, 2008.
[2]	Incorporated by reference to our Current Report on Form 8-K filed August 4, 2008.
[3]	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-35756).
[4]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
[5]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
[6]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.
[7]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
[8]	Incorporated by reference to our Proxy Statement on Form DEF 14A filed March 18, 2010
[9]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
[10]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
[11]	Incorporated by reference to our Current Report on Form 8-K filed September 4, 2012.
[12]	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
[13]	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011.
†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.
*	Indicates a management contract or any compensatory plan, contract, or arrangement.
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.