Form 10-Q
period 2013-03-31
RTI Biologics, Inc.
filed 2013-05-03
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Shares of common stock, $0.001 par value, outstanding on April 26, 2013: 56,270,695

RTI BIOLOGICS, INC.

FORM 10-Q For the Quarter Ended March 31, 2013

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$38,802	$49,696
Accounts receivable - less allowances of $362 at March 31, 2013 and $346 at December 31, 2012	21,498	21,694
Inventories - net	78,344	76,509
Prepaid and other current assets	6,979	6,075
Deferred tax assets - net	12,616	12,598

Total current assets	158,239	166,572

Property, plant and equipment - net	50,618	49,644
Deferred tax assets - net	9,516	8,652
Goodwill	2,062	2,062
Other intangible assets - net	13,240	13,766
Other assets - net	550	713

Total assets	$234,225	$241,409

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,734	$11,949
Accrued expenses	13,094	20,594
Current portion of deferred revenue	4,610	4,803
Current portion of long-term obligations	38	116

Total current liabilities	28,476	37,462

Long-term obligations - less current portion	—	4
Other long-term liabilities	695	698
Deferred tax liabilities	616	473
Deferred revenue	19,058	18,780

Total liabilities	48,845	57,417

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 56,154,384 and 55,985,394 shares issued and outstanding, respectively	56	56
Additional paid-in capital	415,052	414,482
Accumulated other comprehensive loss	(2,387)	(1,776)
Accumulated deficit	(227,274)	(228,736)
Less treasury stock, 146,957 and 138,297 shares, at cost	(67)	(34)

Total stockholders’ equity	185,380	183,992

Total liabilities and stockholders’ equity	$234,225	$241,409

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Tissue distribution	$37,088	$42,121
Other revenues	3,334	1,622

Total revenues	40,422	43,743
Costs of processing and distribution	21,226	23,637

Gross profit	19,196	20,106

Expenses:
Marketing, general and administrative	15,023	14,374
Research and development	3,111	2,827
Asset abandonments	—	16

Total operating expenses	18,134	17,217

Operating income	1,062	2,889

Other income (expense):
Interest expense	—	—
Interest income	6	46
Foreign exchange (loss) gain	(6)	9

Total other income - net	—	55

Income before income tax benefit (provision)	1,062	2,944
Income tax benefit (provision)	400	(942)

Net income	1,462	2,002

Other comprehensive income:
Unrealized foreign currency translation (loss) gain	(611)	592

Comprehensive income	$851	$2,594

Net income per common share - basic	$0.03	$0.04

Net income per common share - diluted	$0.03	$0.04

Weighted average shares outstanding - basic	56,022,389	55,712,485

Weighted average shares outstanding - diluted	56,290,110	55,923,946

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,462	$2,002
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	2,028	1,909
Provision for bad debts and product returns	31	92
Provision for inventory write-downs	757	1,137
Amortization of deferred revenue	(2,915)	(1,164)
Deferred income tax (benefit) provision	(954)	241
Stock-based compensation	485	525
Other	210	34
Change in assets and liabilities:
Accounts receivable	111	1,078
Inventories	(2,828)	68
Accounts payable	(1,271)	(42)
Accrued expenses	(7,417)	(3,321)
Deferred revenue	3,000	3,000
Other operating assets and liabilities	(762)	(1,194)

Net cash (used in) provided by operating activities	(8,063)	4,365

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,708)	(2,803)
Acquired intangible asset costs	(98)	(65)

Net cash used in investing activities	(2,806)	(2,868)

Cash flows from financing activities:
Proceeds from exercise of common stock options	85	100
Payments on long-term obligations	(82)	(199)
Other financing activities	(23)	(20)

Net cash used in financing activities	(20)	(119)

Effect of exchange rate changes on cash and cash equivalents	(5)	32

Net (decrease) increase in cash and cash equivalents	(10,894)	1,410
Cash and cash equivalents, beginning of period	49,696	46,178

Cash and cash equivalents, end of period	$38,802	$47,588

See notes to condensed consolidated financial statements.

RTI BIOLOGICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2013

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total

Balance, December 31, 2012	$56	$414,482	$(1,776)	$(228,736)	$(34)	$183,992

Net income	—	—	—	1,462	—	1,462
Foreign currency translation adjustment	—	—	(611)	—	—	(611)
Exercise of common stock options	—	85	—	—	—	85
Stock-based compensation	—	485	—	—	—	485
Purchase of treasury stock	—	—	—	—	(33)	(33)

Balance, March 31, 2013	$56	$415,052	$(2,387)	$(227,274)	$(67)	$185,380

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated financial statements include the accounts of RTI Biologics, Inc. and its wholly owned subsidiaries, Tutogen Medical, Inc. (“TMI”), RTI Biologics, Inc.—Cardiovascular (inactive), Biological Recovery Group, Inc. (inactive), and RTI Services, Inc. (inactive). The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

3.	Summary of Significant Accounting Policies

Cash and Cash Equivalents—The Company considers all funds in banks and short-term investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents include overnight repurchase agreements which are 101% collateralized by U.S. Government backed securities. Cash balances are held at a few financial institutions and usually exceed insurable amounts. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions. At March 31, 2013, the Company had $3,524 of cash equivalents.

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

Stock Options

As of March 31, 2013, there was $4,206 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.61 years.

Stock options outstanding, exercisable and available for grant at March 31, 2013 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	5,083,834	$5.03
Granted	866,500	3.60
Exercised	(22,490)	3.59
Forfeited or expired	(12,940)	7.23

Outstanding at March 31, 2013	5,914,904	$4.82	6.20	$1,933

Vested or expected to vest at March 31, 2013	5,704,241	$4.87	6.06	$1,864

Exercisable at March 31, 2013	3,451,604	$5.66	4.48	$989

Available for grant at March 31, 2013	2,739,332

Other information concerning stock options are as follows:

	Three Months Ended March 31,
	2013	2012

Weighted average fair value of stock options granted	$1.72	$2.45
Aggregate intrinsic value of stock options exercised	14	63

The aggregate intrinsic value in the preceding tables above represent the total pre-tax intrinsic value of outstanding stock options for which the fair market value of the underlying common stock exceeds the respective stock option exercise price.

Restricted Stock Awards

During the first quarter of 2013, the Company granted 145,000 shares of restricted stock with a weighted-average grant date fair value of $3.60 which vest over a three year period. As of March 31, 2013, there was $866 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.30 years.

For the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation as follows:

	Three Months Ended March 31,
	2013	2012

Stock-based compensation:
Costs of processing and distribution	$33	$57
Marketing, general and administrative	437	452
Research and development	15	16

Total	$485	$525

5.	Net Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	Three Months Ended March 31,
	2013	2012

Basic shares	56,022,389	55,712,485
Effect of dilutive securities:
Stock options	267,721	211,461

Diluted shares	56,290,110	55,923,946

For the three months ended March 31, 2013 and 2012, approximately 3,822,000 and 4,381,000, respectively, of issued stock options were not included in the computation of diluted net income per common share because they were anti-dilutive since their exercise price exceeded their market price.

6.	Inventories

Inventories by stage of completion are as follows:

	March 31, 2013	December 31, 2012

Unprocessed donor tissue	$28,149	$25,962
Tissue in process	29,100	28,379
Implantable donor tissue	19,114	20,071
Supplies	1,981	2,097

	$78,344	$76,509

For the three months ended March 31, 2013 and 2012, the Company had inventory write-downs of $757 and $1,137, respectively, relating primarily to product obsolescence.

7.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	March 31, 2013	December 31, 2012

Land	$2,133	$2,169
Buildings and improvements	45,047	45,220
Processing equipment	31,841	31,681
Office equipment, furniture and fixtures	3,168	2,831
Computer equipment and software	5,267	5,029
Construction in process	9,085	7,329
Equipment under capital leases:
Processing equipment	396	396
Computer equipment	744	744

	97,681	95,399
Less accumulated depreciation	(47,063)	(45,755)

	$50,618	$49,644

Depreciation expense of property, plant and equipment was $1,503 and $1,408 for the three months ended March 31, 2013 and 2012, respectively.

8.	Goodwill

	March 31, 2013	December 31, 2012
Good will is as follows:	$2,062	$2,062

9.	Other Intangible Assets

Other intangible assets are as follows:

	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$4,556	$1,484	$4,616	$1,443
Acquired exclusivity rights	2,941	2,509	2,941	2,415
Acquired licensing rights	10,850	4,419	10,850	4,115
Marketing and procurement intangible assets	4,243	938	4,223	891

Total	$22,590	$9,350	$22,630	$8,864

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists, and non-compete agreements.

Amortization expense of other intangible assets for the three months ended March 31, 2013 and 2012 was $525 and $501, respectively. At March 31, 2013, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense
2013	1,650
2014	1,900
2015	1,600
2016	1,100
2017	1,100

$7,350

10.	Accrued Expenses

Accrued expenses are as follows:

	March 31, 2013	December 31, 2012

Accrued compensation	$3,337	$6,279
Accrued donor recovery fees	3,088	3,845
Accrued taxes	1,401	3,950
Contingent consideration	900	900
Other	4,368	5,620

	$13,094	$20,594

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

11.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	March 31, 2013	December 31, 2012
Capital leases	38	120
Less current portion	(38)	(116)

Long-term portion	$—	$4

The Company has capital leases with interest rates ranging from 5.00% to 8.46% and maturity dates from May 2013 through January 2014.

The Company has a total of four revolving credit facilities, one credit facility with a U.S. bank and three credit facilities with German banks. The total available credit on the Company’s four revolving credit facilities at March 31, 2013 was $16,379. As of March 31, 2013, there were no amounts outstanding on any of the four revolving credit facilities.

Under its U.S. credit agreement with Toronto-Dominion Bank, the Company has a credit facility up to $15,000, of which $14,200 is available based on levels of accounts receivable and inventories. The revolving credit facility contains various restrictive covenants which limit, among other things, indebtedness and liens, and is secured by the Company’s domestic accounts receivable, inventory and certain processing equipment. The current interest rate for this revolving credit facility is 2.50% plus the 30 day LIBOR rate. The revolving credit facility matures on July 21, 2014.

Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euro, or approximately $2,179, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 3.30% to 6.18%.

The Company was in compliance with all covenants related to its revolving credit facilities as of March 31, 2013.

As of March 31, 2013, contractual maturities of long-term obligations are as follows:

Capital Leases
2013	$30
2014	8

$38

The $38 representing future maturities of capital leases includes interest in the amount of $2. The present value of net minimum lease payments as of March 31, 2013 was $36.

12.	Income Taxes

The Company expects its deferred tax assets of $21,516, net of the valuation allowance at March 31, 2013 of $469, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $469 have been established at both March 31, 2013 and December 31, 2012, against a portion of the Company’s deferred tax assets relating to certain state net operating loss carryforwards.

The Company has state net operating loss carryforwards of $12,467 that will expire in the years 2018 and 2022 through 2024.

As of March 31, 2013, the Company has research tax credit carryforwards of $3,871 that will expire in years 2026 through 2033. As of March 31, 2013, the Company has alternative minimum tax credit carryforwards of $508 that can be carried forward indefinitely.

On January 2, 2013 the American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law. The ATRA retroactively extended the research tax credit to the beginning of 2012 through 2013. Under ASC 740, Income Taxes, the effects of the tax legislation are recognized upon enactment. Therefore, the Company recognized the tax benefit during the three months ended March 31, 2013.

United States income taxes have not been provided on the undistributed earnings of the Company’s German subsidiary. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to permanently reinvest earnings in its German subsidiary.

13.	Supplemental Disclosures of Cash Flow and Noncash Investing and Financing Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended March 31,
	2013	2012

Cash paid for interest	$2	$8
Income taxes paid	2,137	1,534
Change in accrual for purchases of property, plant and equipment	950	30
Change in accrual for acquired intangible asset costs	79	74

14.	Segment Data

The Company processes human and bovine animal tissue and distributes the tissue through various distribution channels. The Company operates in one reportable segment comprised of five lines of business. The Company’s lines of business are comprised primarily of five implant categories: sports medicine, spine, surgical specialties, bone graft substitutes (“BGS”) and general orthopedic and dental. Discrete financial information is not available for these five lines of business. The following table presents revenues from tissue distribution, and other revenues for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012

Revenues from tissue distribution:
Sports medicine	$10,511	$13,425
Spine	10,099	8,560
Surgical specialties	6,954	7,797
BGS and general orthopedic	5,351	7,015
Dental	4,173	5,324
Other revenues	3,334	1,622

Total revenues	$40,422	$43,743

Domestic revenues	36,114	37,873
International revenues	4,308	5,870

Total revenues	$40,422	$43,743

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	Three Months Ended March 31,
	2013	2012
Percent of revenues derived from:
Distributor
Medtronic, Inc.	20%	15%
Zimmer, Inc.	12%	14%
Davol, Inc.	12%	12%

International	11%	13%

The following table presents property, plant and equipment—net by significant geographic location:

	March 31, 2013	December 31, 2012
Property, plant and equipment - net:
Domestic	$36,174	$34,637
International	14,444	15,007

Total	$50,618	$49,644

15.	Commitments and Contingencies

Acquisition Agreement with Third Party Donor Recovery Agency—On December 28, 2012, RTIDS acquired certain assets related to the tissue procurement operations of a third party donor recovery agency. Under the terms of the asset transfer agreement, the maximum purchase price is $3,900 in cash, of which $3,000 was paid at closing. In addition to the $3,000 closing payment, RTIDS agreed to pay the third party donor recovery agency up to an additional $900 in connection with the assignment to RTIDS of contracts with designated hospitals and medical examiners. This contingent payment is recorded in accrued expenses and within thirty days following the end of each calendar quarter during 2013, RTIDS shall pay the third party donor recovery agency the additional closing costs for the designated hospital contracts assigned or relationships transferred during the quarter for which the applicable payment is due.

Dental Distribution Agreement with Zimmer—On September 3, 2010, the Company and Zimmer Dental Inc. (“Zimmer”), a subsidiary of Zimmer, Inc., entered into an exclusive distribution agreement (the “Agreement”), with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of the Agreement, the Company has agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer has agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer’s exclusive distribution rights, Zimmer agreed to the following: 1) payment to the Company of $13,000 within ten days of the effective date (“the Upfront Payment”), 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year, and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer’s ability to distribute the implants, Zimmer may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the Agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by the Company to the satisfaction of Zimmer. The Upfront Payment and the Annual Exclusivity Fees are deferred as received and are being recognized as other revenues over the term of the Agreement based on the expected contractual escalating annual purchase minimums relative to the total contractual minimum purchase requirements in the Agreement. Additionally, the Company has considered the potential impact of the Agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to the Agreement.

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

Distribution Agreement with Davol—On July 13, 2009, the Company and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement, 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The $8,000 and $3,500 exclusivity payments have been deferred and are being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. The straight-line method approximates the expected pattern of product distribution based on the distribution agreement’s contractual annual minimum purchase requirements. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013. As a result, the Company recognized $1,715 of additional deferred revenue as other revenues during the three months ended March 31, 2013 due to the acceleration of deferred revenue recognition relating to Davol relinquishing its exclusive distribution rights in the hernia market.

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

Leases—The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates beyond 2017. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. At March 31, 2013, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

Operating
Leases
2013	$728
2014	507
2015	366
2016	168
2017 and beyond	130

$1,899

Legal and Regulatory Actions—The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2013 will have a material adverse impact on its financial position or results of operations.

Biomedical Tissue Service, Ltd.—The Company has been named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the tissue recovery practices of BTS, an unaffiliated recovery agency and BTS’s owner, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its activities. These cases generally allege that the Company has liability for interference with the rights of the surviving next of kin as perpetrated by BTS and the funeral homes. As a result of increased judicial clarity during the second quarter of 2012 regarding timing of litigation, and anticipated increases in legal activity and expense flowing therefrom, the Company determined that the cost of continuing an aggressive legal defense for certain of the lawsuits would be significant. Therefore, in order to mitigate the Company’s financial exposure, an agreement was reached to settle 29 of the lawsuits for which our insurer was not paying for the legal fees. Pursuant to the settlement of these lawsuits, the Company recorded a litigation settlement charge of $2,350 in the second quarter of 2012 which was paid in the third quarter of 2012. As of March 31, 2013, there are 39 remaining lawsuits pending against the Company. The Company, through its affiliation with RTIDS, currently has $2 million in answerable indemnity insurance, with non-eroding defense limits. Of the remaining 39 pending cases, our insurer is presently paying the legal fees and costs for 32 cases. Coverage for the remaining cases are either being disclaimed by our insurer or coverage is not presently available due to RTIDS not having been named as a co-defendant. The

Company believes this disclaimer of coverage is improper, and has brought a declaratory action against the insurer to obtain a judgment ordering coverage on these disclaimed cases. As part of this action, the insurer is seeking to confirm its initial disclaimer, as well as seeking to disclaim coverage on the 32 cases for which it is presently paying fees. Pending resolution of the declaratory action, or if the declaratory action is not resolved in the Company’s favor, the Company will be responsible for paying both the legal fees incurred starting March 22, 2012, and any indemnification that may be owed in connection with those disclaimed cases. With respect to the remaining 39 cases, they are currently divided among courts located in the state court system of New York, and the Federal Court in New Jersey. Neither the rulings of the courts nor reactions of juries can be predicted with reasonable reliability, and laws in the jurisdictions may be subject to change or differing interpretation. The Company believes it has meritorious legal and factual defenses to these claims, and will vigorously defend any remaining cases. The probability of an unfavorable outcome to the Company is unknown and a range of loss, if any, cannot be estimated at this time. However, while the Company believes our defenses are meritorious, the ultimate resolution of the matters could adversely impact our business, financial condition or results of operations.

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

16.	Related Parties

Effective October 1, 2012, the Chairman of the Company’s board of directors was named Interim Chief Financial Officer of Stryker Corporation (“Stryker”). The Company has a spine distribution agreement, with one year automatic renewals in June, and a BGS and general orthopedic distribution agreement, with two year automatic renewals in May, with Stryker.

During the three months ended March 31, 2013 and 2012, the Company recognized revenues of $728 and $1,604, respectively, on distributions to Stryker. Distributions to Stryker for the three months ended March 31, 2013 and 2012 represented 1.8% and 3.7%, respectively, of the Company’s total revenues. Trade accounts receivable due from Stryker totaled $513 and $552 at March 31, 2013 and December 31, 2012, respectively. Trade accounts payable due to Stryker totaled $23 and $18 at March 31, 2013 and December 31, 2012, respectively.

17.	Subsequent Events

The Company evaluated subsequent events as of the issuance date of the condensed consolidated financial statements, May 3, 2013, and determined that there were no applicable recognized events or transactions required to be recorded or disclosed in the financial statements.

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

Management Overview

RTI Biologics, Inc., together with its subsidiaries, produces orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues. We process donated human musculoskeletal and other tissues, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera, and dermal tissues, as well as bovine animal tissues to produce allograft and xenograft implants by utilizing our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE™ SP sterilization processes. We process and distribute human and bovine animal tissues for use in the fields of sports medicine, spine, surgical specialties, bone graft substitutes, and general orthopedic and dental. We market our implants through a direct distribution organization, as well as through a network of independent distributors to hospitals and surgeons in the United States and internationally. We were founded in 1997 and are headquartered in Alachua, Florida

Domestic distributions and services accounted for 89% of total revenues in the first three months of 2013. Most of our implants are distributed directly to doctors, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 11% of total revenues in the first three months of 2013. Our implants are distributed in over 30 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

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

We continue to maintain our commitment to research and development and the introduction of new strategically targeted allograft and xenograft implants as well as focused clinical efforts to support their acceptance in the marketplace. In addition, we consider strategic acquisitions for new implants and technologies intended to augment our existing implant offerings.

Three Months Ended March 31, 2013 Compared With Three Months Ended March 31, 2012

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)
Revenues from tissue distribution:
Sports medicine	$10,511	$13,425
Spine	10,099	8,560
Surgical specialties	6,954	7,797
BGS and general orthopedic	5,351	7,015
Dental	4,173	5,324
Other revenues	3,334	1,622

Total revenues	$40,422	$43,743

Domestic revenues	36,114	37,873
International revenues	4,308	5,870

Total revenues	$40,422	$43,743

Three Months Ended March 31, 2013 Compared With Three Months Ended March 31, 2012

Revenues. Our total revenues decreased by $3.3 million, or 7.6%, to $40.4 million for the three months ended March 31, 2013 compared to $43.7 million for the three months ended March 31, 2012. Our revenues were negatively impacted in the three months ended March 31, 2013 as a result of continued customer reaction to a U.S. Food and Drug Administration warning letter received in the fourth quarter of 2012.

Sports Medicine—Revenues from sports medicine allografts decreased $2.9 million, or 21.7%, to $10.5 million for the three months ended March 31, 2013 compared to $13.4 million for the three months ended March 31, 2012. Sports medicine revenues decreased primarily as a result of lower unit volumes of 21.7%.

Spine—Revenues from spinal allografts increased $1.5 million, or 18.0%, to $10.1 million for the three months ended March 31, 2013 compared to $8.6 million for the three months ended March 31, 2012. Spine revenues increased primarily as a result of higher unit volumes of 22.6% partially offset by lower average revenue per unit of 3.8%, primarily due to changes in distribution mix.

Surgical Specialties—Revenues from surgical specialty allografts decreased $843,000, or 10.8%, to $7.0 million for the three months ended March 31, 2013 compared to $7.8 million for the three months ended March 31, 2012. Surgical specialties revenues decreased as a result of lower unit volumes of 20.2% partially offset by higher average revenue per unit of 11.1%.

Bone Graft Substitutes (BGS) and General Orthopedic—Revenues from BGS and general orthopedic allografts decreased $1.7 million, or 23.7%, to $5.4 million for the three months ended March 31, 2013 compared to $7.0 million for the three months ended March 31, 2012. BGS and general orthopedic revenues decreased primarily as a result of lower unit volumes of 21.6% and lower average revenue per unit of 3.2%.

Dental—Revenues from dental allografts decreased $1.2 million, or 21.6%, to $4.2 million for the three months ended March 31, 2013 compared to $5.3 million for the three months ended March 31, 2012. Dental revenues decreased primarily as a result of lower unit volumes of 21.5%.

Other Revenues—Revenues from other sources consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees increased by $1.7 million to $3.3 million for the three months ended March 31, 2013 compared to $1.6 million for the three months ended March 31, 2012. The increase was primarily due to the acceleration of deferred revenue recognition relating to Davol relinquishing their exclusive distribution rights in the hernia market in the three months ended March 31, 2013.

International revenues—International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues decreased $1.6 million, or 26.6%, to $4.3 million for the three months ended March 31, 2013 compared to $5.9 million for the three months ended March 31, 2012. On a constant currency basis, international revenues decreased 27.1%.

Costs of Processing and Distribution. Costs of processing and distribution decreased $2.4 million, or 10.2%, to $21.2 million for the three months ended March 31, 2013 compared to $23.6 million for the three months ended March 31, 2012.

Costs of processing and distribution decreased as a percentage of revenues from 54.0% for the three months ended March 31, 2012 to 52.5% for the three months ended March 31, 2013. The decrease was primarily due to the recognition of $1.7 million of additional deferred revenue in the other revenues category due to the acceleration of deferred revenue recognition with no associated costs of processing and distribution relating to Davol relinquishing their exclusive distribution rights in the hernia market in the three months ended March 31, 2013.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $649,000, or 4.5%, to $15.0 million for the three months ended March 31, 2013 from $14.4 million for the three months ended March 31, 2012. Marketing, general and administrative expenses increased as a percentage of revenues from 32.9% for the three months ended March 31, 2012 to 37.2% for the three months ended March 31, 2013. The increase in expenses was primarily due to increases in marketing related expenses of $490,000 due to the build-out of the surgical specialties direct distribution force.

Research and Development Expenses. Research and development expenses increased by $284,000, or 10.0%, to $3.1 million for the three months ended March 31, 2013 from $2.8 million for the three months ended March 31, 2012. As a percentage of revenues, research and development expenses increased from 6.5% for the three months ended March 31, 2012 to 7.7% for the three months ended March 31, 2013. The increase was primarily due to higher research study related expenses of $277,000.

Asset Abandonments. There were no asset abandonments for the three months ended March 31, 2013 compared to $16,000 for the three months ended March 31, 2012.

Net Other Income. There was zero net other income for the three months ended March 31, 2013 compared to $55,000 for the three months ended March 31, 2012. The decrease in net other income is primarily attributable to lower interest income and unfavorable foreign currency exchange changes due to fluctuations in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Benefit (Provision). Income tax benefit for the three months ended March 31, 2013 was $400,000 compared to an income tax provision of $942,000 for the three months ended March 31, 2012. Our effective tax rate for the three months ended March 31, 2013 and 2012 was a benefit of (37.7%) and a provision of 32.0% respectively. During the three months ended March 31, 2013, we recognized the entire 2012 research tax credit plus a portion of the 2013 research tax credit with no comparable credit in the prior period. On January 2, 2013 the American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law. The ATRA retroactively extended the research tax credit to the beginning of 2012 through 2013. Under ASC 740, Income Taxes, the effects of the tax legislation are recognized upon enactment. Therefore, we recognized the tax benefit during the three months ended March 31, 2013.

Liquidity and Capital Resources

Our working capital at March 31, 2013 increased $653,000 to $129.8 million from $129.1 million at December 31, 2012. The increase in working capital was primarily due to a decrease in accrued expenses partially offset by increases in inventories and prepaid and other current assets during the current period. At March 31, 2013, we had 45 days of revenues outstanding in trade accounts receivable, an increase of 1 day compared to December 31, 2012. The increase was due to lower cash receipts from customers than shipments and corresponding billings to customers during the first three months of 2013. At March 31, 2013 we had 320 days of inventory on hand, an increase of 18 days compared to December 31, 2012. The increase was primarily as a result of higher tissue procurements and lower product distributions. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months. We had $38.8 million of cash and cash equivalents at March 31, 2013. The decrease in cash was primarily due to strong tissue procurements, lower implant distributions, the investment in our direct surgical specialties distribution force and the timing of tax payments in the three months ended March 31, 2013.

Our long term obligations at March 31, 2013 decreased $82,000 to $38,000 from $120,000 at December 31, 2012. The decrease in long term obligations was primarily due to paying down our capital leases. At March 31, 2013, we have $16.4 million of borrowing capacity available under our revolving credit facilities.

As of March 31, 2013, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

Certain Commitments.

The Company’s short-term and long-term debt obligations and availability of credit as of March 31, 2013 are as follows:

	Outstanding	Available
	Balance	Credit
	(In thousands)
Short-term obligations:
Credit facilities	$—	$16,379
Capital leases	38	—

The following table provides a summary of our debt obligations, operating lease obligations, and other significant obligations as of March 31, 2013.

	Contractual Obligations Due by Period
	Total	2013	2014	2015	2016	After 2016
	(In thousands)

Debt obligations	$38	$30	$8	$—	$—	$—
Operating leases	1,899	728	507	366	168	130
Other significant obligations (1)	4,768	4,768	—	—	—	—
Unrecognized tax benefits	1,129	808	—	—	321	—

Total	$7,834	$6,334	$515	$366	$489	$130

(1)	These amounts consist of contractual obligations for tissue recovery development grants and licensing fees.

The Company was in compliance with all covenants related to its revolving credit facilities as of March 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2013. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and in Germany, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We do not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, we are subject to changes in interest rates. Based on March 31, 2013 outstanding obligations, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on March 31, 2013 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 26, 2013.

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

Date: May 3, 2013

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