Form 10-Q
period 2013-06-30
RTI SURGICAL, INC.
filed 2013-08-07
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-31271

RTI SURGICAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	59-3466543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11621 Research Circle

Alachua, Florida 32615

(386) 418-8888

RTI Biologics, Inc.

(Former name or former address, if changed since last report)

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

Shares of common stock, $0.001 par value, outstanding on August 1, 2013: 56,316,995

RTI SURGICAL, INC.

FORM 10-Q For the Quarter Ended June 30, 2013

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$39,393	$49,696
Accounts receivable - less allowances of $384 at June 30, 2013 and $346 at December 31, 2012	21,938	21,694
Inventories - net	79,357	76,509
Prepaid and other current assets	6,467	6,075
Deferred tax assets - net	13,597	12,598

Total current assets	160,752	166,572

Property, plant and equipment - net	51,350	49,644
Deferred tax assets - net	9,428	8,652
Goodwill	2,062	2,062
Other intangible assets - net	12,798	13,766
Other assets - net	638	713

Total assets	$237,028	$241,409

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$13,532	$11,949
Accrued expenses	16,226	20,594
Current portion of deferred revenue	4,682	4,803
Current portion of long-term obligations	27	116

Total current liabilities	34,467	37,462

Long-term obligations - less current portion	—	4
Other long-term liabilities	696	698
Deferred tax liabilities	634	473
Deferred revenue	17,854	18,780

Total liabilities	53,651	57,417

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 56,316,995 and 55,985,394 shares issued and outstanding, respectively	56	56
Additional paid-in capital	415,752	414,482
Accumulated other comprehensive loss	(2,091)	(1,776)
Accumulated deficit	(230,273)	(228,736)
Less treasury stock, 146,957 and 138,297 shares, at cost	(67)	(34)

Total stockholders’ equity	183,377	183,992

Total liabilities and stockholders’ equity	$237,028	$241,409

See notes to condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Tissue distribution	$40,809	$43,711	$77,897	$85,832
Other revenues	1,500	1,486	4,834	3,108

Total revenues	42,309	45,197	82,731	88,940
Costs of processing and distribution	23,073	23,526	44,299	47,163

Gross profit	19,236	21,671	38,432	41,777

Expenses:
Marketing, general and administrative	15,695	14,294	30,718	28,668
Research and development	3,341	3,343	6,452	6,170
Asset abandonments	—	2	—	18
Litigation settlement	3,000	2,350	3,000	2,350
Acquisition expenses	1,495	—	1,495	—

Total operating expenses	23,531	19,989	41,665	37,206

Operating (loss) income	(4,295)	1,682	(3,233)	4,571

Other income (expense):
Interest income	3	45	9	91
Foreign exchange gain (loss)	—	6	(6)	15

Total other income - net	3	51	3	106

(Loss) income before income tax benefit (provision)	(4,292)	1,733	(3,230)	4,677
Income tax benefit (provision)	1,293	(412)	1,693	(1,354)

Net (loss) income	(2,999)	1,321	(1,537)	3,323

Other comprehensive (loss) income:
Unrealized foreign currency translation gain (loss)	296	(1,201)	(315)	(609)

Comprehensive (loss) income	$(2,703)	$120	$(1,852)	$2,714

Net (loss) income per common share - basic	$(0.05)	$0.02	$(0.03)	$0.06

Net (loss) income per common share - diluted	$(0.05)	$0.02	$(0.03)	$0.06

Weighted average shares outstanding - basic	56,272,327	55,857,858	56,146,608	55,785,171

Weighted average shares outstanding - diluted	56,272,327	56,027,272	56,146,608	55,973,094

See notes to condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Net (loss) income	$(2,999)	$1,321	$(1,537)	$3,323
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,095	1,970	4,123	3,879
Provision for bad debts and product returns	132	24	163	116
Provision for inventory write-downs	589	1,346	1,346	2,483
Amortization of deferred revenue	(1,132)	(1,164)	(4,047)	(2,328)
Deferred income tax benefit	(972)	(771)	(1,926)	(530)
Stock-based compensation	584	525	1,069	1,050
Other	3,019	2,354	3,229	2,388
Change in assets and liabilities:
Accounts receivable	(549)	(3,186)	(438)	(2,108)
Inventories	(1,482)	591	(4,310)	659
Accounts payable	2,902	(879)	1,631	(921)
Accrued expenses	662	1,849	(6,755)	(1,472)
Deferred revenue	—	—	3,000	3,000
Other operating assets and liabilities	430	835	(332)	(359)

Net cash provided by (used in) operating activities	3,279	4,815	(4,784)	9,180

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,164)	(1,806)	(4,872)	(4,609)
Acquired intangible asset costs	(136)	(311)	(234)	(376)

Net cash used in investing activities	(2,300)	(2,117)	(5,106)	(4,985)

Cash flows from financing activities:
Proceeds from exercise of common stock options	128	114	213	214
Payments on long-term obligations	(11)	(95)	(93)	(294)
Other financing activities	(496)	—	(519)	(20)

Net cash (used in) provided by financing activities	(379)	19	(399)	(100)

Effect of exchange rate changes on cash and cash equivalents	(9)	(74)	(14)	(42)

Net increase (decrease) in cash and cash equivalents	591	2,643	(10,303)	4,053
Cash and cash equivalents, beginning of period	38,802	47,588	49,696	46,178

Cash and cash equivalents, end of period	$39,393	$50,231	$39,393	$50,231

See notes to condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2013

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2012	$56	$414,482	$(1,776)	$(228,736)	$(34)	$183,992

Net loss	—	—	—	(1,537)	—	(1,537)
Foreign currency translation adjustment	—	—	(315)	—	—	(315)
Exercise of common stock options	—	213	—	—	—	213
Stock-based compensation	—	1,069	—	—	—	1,069
Purchase of treasury stock	—	—	—	—	(33)	(33)
Change in tax benefit from stock-based compensation	—	(12)	—	—	—	(12)

Balance, June 30, 2013	$56	$415,752	$(2,091)	$(230,273)	$(67)	$183,377

See notes to condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

1.	Operations and Organization

We are a leader in the use of natural tissues and innovative technologies to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process donated human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue, and bovine animal tissue in producing allograft and xenograft implants utilizing our proprietary BIOCLEANSE® and TUTOPLAST® sterilization processes, for distribution to hospitals and surgeons. As of June 30, 2013, we process at two facilities in Alachua, Florida and one facility in Neunkirchen, Germany and distribute our implants and services in all 50 states and in over 30 countries worldwide.

As explained further in Note 17, on June 12, 2013, we entered into a merger agreement in connection with the acquisition of Pioneer Surgical Technology Inc. (“Pioneer”) and in July 2013, we completed the acquisition of Pioneer. Pioneer was formerly a leading manufacturer of metal and synthetic products in the orthopedics, biologics, spine, trauma and cardiothoracic markets. Pioneer’s corporate headquarters were located in Marquette, Michigan with international headquarters in Houten, The Netherlands. Pioneer operates two manufacturing facilities in Marquette, Michigan and Greenville, North Carolina.

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

The condensed consolidated financial statements include the accounts of RTI Surgical, Inc. and its wholly owned subsidiaries as of June 30, 2013, Tutogen Medical, Inc. (“TMI”), RTI Surgical, Inc.— Cardiovascular (inactive), Biological Recovery Group, Inc. (inactive), and RTI Services, Inc. (inactive). The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

3.	Summary of Significant Accounting Policies

Cash and Cash Equivalents—The Company considers all funds in banks and short-term investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents include overnight repurchase agreements which are 101% collateralized by U.S. Government backed securities. Cash balances are held at a few financial institutions and usually exceed insurable amounts. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions. At June 30, 2013, the Company had $6,597 of cash equivalents.

4.	Stock-Based Compensation

As of June 30, 2013, the Company has five stock-based compensation plans under which employees, consultants and outside directors have received stock options and restricted stock awards. The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of common stock at closing on the date of the grant. Stock options generally have ten-year contractual terms and vest over a one to five year period from the date of grant. The Company’s policy is to grant restricted stock awards at a fair value equal to 100% of the market value of a share of common stock at closing on the date of the grant. Restricted stock awards generally vest over one to three year periods.

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

Stock Options

As of June 30, 2013, there was $3,872 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.47 years.

Stock options outstanding, exercisable and available for grant at June 30, 2013 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	5,083,834	$5.03
Granted	866,500	3.60
Exercised	(68,790)	3.09
Forfeited or expired	(248,040)	8.33

Outstanding at June 30, 2013	5,633,504	$4.69	6.22	$1,456

Vested or expected to vest at June 30, 2013	5,448,414	$4.72	6.12	$1,417

Exercisable at June 30, 2013	3,335,004	$5.43	4.67	$794

Available for grant at June 30, 2013	2,729,621

Other information concerning stock options are as follows:

	Six Months Ended June 30,
	2013	2012

Weighted average fair value of stock options granted	$1.72	$2.45
Aggregate intrinsic value of stock options exercised	90	103

The aggregate intrinsic value in the preceding tables above represent the total pre-tax intrinsic value of outstanding stock options for which the fair market value of the underlying common stock exceeds the respective stock option exercise price.

Restricted Stock Awards

During the first quarter of 2013, the Company granted 145,000 shares of restricted stock with a weighted-average grant date fair value of $3.60 per share which vest over a three year period. During the second quarter of 2013, the Company granted 116,311 shares of restricted stock with a weighted-average grant date fair value of $3.74 per share which vest over a one year period. As of June 30, 2013, there was $1,108 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.67 years.

For the three and six months ended June 30, 2013 and 2012, the Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Stock-based compensation:
Costs of processing and distribution	$33	$57	$66	$114
Marketing, general and administrative	536	452	973	904
Research and development	15	16	30	32

Total	$584	$525	$1,069	$1,050

5.	Net Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Basic shares	56,272,327	55,857,858	56,146,608	55,785,171
Effect of dilutive securities:
Stock options	—	169,414	—	187,923

Diluted shares	56,272,327	56,027,272	56,146,608	55,973,094

For the three months ended June 30, 2013 and 2012, approximately 4,170,035 and 4,962,000, respectively, and for the six months ended June 30, 2013 and 2012, approximately 3,987,828 and 4,918,000, respectively, of issued stock options were not included in the computation of diluted net income or loss per common share because they were anti-dilutive since their exercise price exceeded their market price. For the three and six months ended June 30, 2013, options to purchase 298,381 and 283,578 shares of common stock, respectively, were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a net loss is reported. Additionally, for the three and six months ended June 30, 2012 options to purchase 169,414 and 187,923 shares of common stock, respectively, were included in the computation of diluted EPS because dilutive shares are factored into the calculation of EPS when net income is reported.

6.	Inventories

Inventories by stage of completion are as follows:

	June 30, 2013	December 31, 2012

Unprocessed donor tissue	$28,729	$25,962
Tissue in process	29,004	28,379
Implantable donor tissue	19,623	20,071
Supplies	2,001	2,097

	$79,357	$76,509

For the three months ended June 30, 2013 and 2012, the Company had inventory write-downs of $589 and $1,346, respectively, and for the six months ended June 30, 2013 and 2012, the Company had inventory write-downs of $1,346 and $2,483, respectively, relating primarily to product obsolescence.

7.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	June 30, 2013	December 31, 2012

Land	$2,150	$2,169
Buildings and improvements	45,144	45,220
Processing equipment	35,384	31,681
Office equipment, furniture and fixtures	3,421	2,831
Computer equipment and software	5,658	5,029
Construction in process	7,138	7,329
Equipment under capital leases:
Processing equipment	396	396
Computer equipment	744	744

	100,035	95,399
Less accumulated depreciation	(48,685)	(45,755)

	$51,350	$49,644

Depreciation expense of property, plant and equipment was $1,568 and $1,459 for the three months ended June 30, 2013 and 2012, respectively, and $3,071 and $2,867 for the six months ended June 30, 2013 and 2012, respectively.

8.	Goodwill

	June 30, 2013	December 31, 2012
Goodwill is as follows:	$2,062	$2,062

9.	Other Intangible Assets

Other intangible assets are as follows:

	June 30, 2013		December 31, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$4,620	$1,611	$4,616	$1,443
Acquired exclusivity rights	2,941	2,601	2,941	2,415
Acquired licensing rights	10,850	4,721	10,850	4,115
Marketing and procurement intangible assets	4,318	998	4,223	891

Total	$22,729	$9,931	$22,630	$8,864

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists, and non-compete agreements.

Amortization expense of other intangible assets for the three months ended June 30, 2013 and 2012 was $527 and $511, respectively, and for the six months ended June 30, 2013 and 2012 was $1,052 and $1,012, respectively. At June 30, 2013, management’s estimates of future amortization expense for the next five years are as follows:

Amortization
Expense
2013	1,150
2014	1,900
2015	1,600
2016	1,100
2017	1,100

$6,850

10.	Accrued Expenses

Accrued expenses are as follows:

	June 30, 2013	December 31, 2012

Accrued compensation	$2,669	$6,279
Accrued donor recovery fees	4,515	3,845
Accrued litigation settlement	3,000	—
Accrued taxes	54	3,950
Accrued acquisition expenses	1,495	—
Contingent consideration	342	900
Other	4,151	5,620

	$16,226	$20,594

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

11.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	June 30, 2013	December 31, 2012
Capital leases	27	120
Less current portion	(27)	(116)

Long-term portion	$—	$4

The Company has capital leases with interest rates ranging from 5.00% to 8.46% and maturity dates through January 2014.

As of June 30, 2013, the Company had a total of four revolving credit facilities, one credit facility with a U.S. bank and three credit facilities with German banks. The total available credit on the Company’s four revolving credit facilities at June 30, 2013 was $16,632. As of June 30, 2013, there were no amounts outstanding on any of the four revolving credit facilities.

Under its U.S. credit agreement with Toronto-Dominion Bank, the Company has a credit facility up to $15,000, of which $14,420 is available based on levels of accounts receivable and inventories. The revolving credit facility contains various restrictive covenants which limit, among other things, indebtedness and liens, and is secured by the Company’s domestic accounts receivable, inventory and certain processing equipment. The current interest rate for this revolving credit facility is 2.50% plus the 30 day LIBOR rate. The revolving credit facility matures on July 21, 2014.

Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euro, or approximately $2,212, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 3.30% to 6.18%.

The Company was in compliance with all covenants related to its revolving credit facilities as of June 30, 2013.

As of June 30, 2013, contractual maturities of long-term obligations are as follows:

Capital Leases
2013	$19
2014	8

$27

The $27 representing future maturities of capital leases includes interest in the amount of $1. The present value of net minimum lease payments as of June 30, 2013 was $26.

12.	Income Taxes

The Company expects its deferred tax assets of $22,391, net of the valuation allowance at June 30, 2013 of $469, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $469 have been established at both June 30, 2013 and December 31, 2012, against a portion of the Company’s deferred tax assets relating to certain state net operating loss carryforwards.

The Company has state net operating loss carryforwards of $12,467 that will expire in the years 2018 and 2022 through 2024.

On January 2, 2013 the American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law. The ATRA retroactively extended the research tax credit to the beginning of 2012 through 2013. Under ASC (“Accounting Standards Codification”) 740, Accounting for Income Taxes, the effects of the tax legislation are recognized upon enactment. Therefore, the Company recognized the tax benefit during the first quarter of 2013.

United States income taxes have not been provided on the undistributed earnings of the Company’s German subsidiary. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to permanently reinvest earnings in its German subsidiary.

Currently, one of the Company foreign subsidiaries is undergoing an examination by the German tax authorities. The foreign examination covers the subsidiary’s 2006 through 2009 tax years. In addition, the Company is undergoing an examination by the Internal Revenue Service. The domestic examination covers the 2010 tax year.

13.	Supplemental Disclosures of Cash Flow and Noncash Investing and Financing Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Cash paid for interest	$1	$5	$3	$13
Income taxes paid	1,417	837	3,554	2,371
Change in tax benefit from stock-based compensation	12	240	12	213
Change in accrual for purchases of property, plant and equipment	150	296	800	266
Change in accrual for acquired intangible asset costs	61	90	140	164

14.	Segment Data

The Company processes human and bovine animal tissue and distributes the tissue through various distribution channels. The Company operates in one reportable segment comprised of five lines of business. The Company’s lines of business are comprised primarily of five implant categories: sports medicine, spine, surgical specialties, bone graft substitutes (“BGS”) and general orthopedic and dental. Discrete financial information is not available for these five lines of business. The following table presents revenues from tissue distribution, and other revenues for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues from tissue distribution:
Sports medicine	$11,657	$13,337	$22,168	$26,762
Spine	11,221	9,785	21,320	18,345
Surgical specialties	6,875	8,459	13,829	16,256
BGS and general orthopedic	6,050	7,016	11,401	14,031
Dental	5,006	5,114	9,179	10,438
Other revenues	1,500	1,486	4,834	3,108

Total revenues	$42,309	$45,197	$82,731	$88,940

Domestic revenues	37,413	39,191	73,527	77,064
International revenues	4,896	6,006	9,204	11,876

Total revenues	$42,309	$45,197	$82,731	$88,940

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Percent of revenues derived from:
Distributor
Medtronic, Inc.	18%	19%	19%	17%
Zimmer, Inc.	15%	13%	14%	13%
Davol, Inc.	10%	13%	11%	12%
International	12%	13%	11%	13%

The following table presents property, plant and equipment—net by significant geographic location:

	June 30, 2013	December 31, 2012
Property, plant and equipment - net:
Domestic	$36,724	$34,637
International	14,626	15,007

Total	$51,350	$49,644

15.	Commitments and Contingencies

Acquisition Agreement with Third Party Donor Recovery Agency—On December 28, 2012, RTIDS acquired certain assets related to the tissue procurement operations of a third party donor recovery agency. Under the terms of the asset transfer agreement, the maximum purchase price is $3,900 in cash, of which $3,000 was paid at closing. In addition to the $3,000 closing payment, RTIDS agreed to pay the third party donor recovery agency up to an additional $900 in connection with the assignment to RTIDS of contracts with designated hospitals and medical examiners, of which RTIDS paid $558 in the second quarter of 2013. The remaining balance of the contingent payment is recorded in accrued expenses and within thirty days following the end of each calendar quarter during 2013, RTIDS shall pay the third party donor recovery agency the additional closing costs for the designated hospital contracts assigned or relationships transferred during the quarter for which the applicable payment is due.

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

Distribution Agreement with Davol—On July 13, 2009, the Company and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement, 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The $8,000 and $3,500 exclusivity payments have been deferred and are being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. The straight-line method approximates the expected pattern of product distribution based on the distribution agreement’s contractual annual minimum purchase requirements. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013. As a result, the Company recognized $1,715 of additional deferred revenue as other revenues during the first quarter of 2013 due to the acceleration of deferred revenue recognition.

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

Leases—The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates beyond 2017. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. At June 30, 2013, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

Operating Leases
2013	$747
2014	916
2015	526
2016	223
2017 and beyond	135

$2,547

Legal and Regulatory Actions—The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2013 will have a material adverse impact on its financial position or results of operations.

Biomedical Tissue Service, Ltd.— The Company has been named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the tissue recovery practices of BTS, an unaffiliated recovery agency and BTS’s owner, the late, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its activities. These cases generally allege that the Company has liability for interference with the rights of the surviving next of kin as perpetrated by BTS and the funeral homes. As a result of increased judicial clarity during the second quarter of 2012 regarding timing of litigation, and anticipated increases in legal activity and expense flowing therefrom, the Company determined that the cost of continuing an aggressive legal defense for certain of the lawsuits would be significant. Therefore, in order to mitigate the Company’s financial exposure, an agreement was reached to settle 29 of the lawsuits for which our insurer was not paying for the legal fees. Pursuant to the settlement of these lawsuits, the Company recorded a litigation settlement charge of $2,350 in the second quarter of 2012 which was paid in the third quarter of 2012.

As of June 30, 2013, there are 39 remaining lawsuits pending against the Company. The Company, through its affiliation with RTIDS, currently has $2,000 in answerable indemnity insurance, with non-eroding defense limits. With respect to the remaining 39 cases, they are currently divided among courts located in the state court system of New York, and the Federal Court in New Jersey. On July 25, 2013, the Company and attorneys for 37 of the remaining donor family cases signed an agreement to settle those cases for an upfront payment of $2,700 with a contingent interest in any recovery in the Company’s litigation with its insurer, in the amount of $300. In the event the $300 has not been recovered from the insurance company by January 15, 2015, the Company will guarantee its payment with respect to any remaining cases. Pursuant to the settlement of these lawsuits, the Company recorded a litigation settlement charge of $3,000 in the second quarter of 2013. The resolution of these 37 cases relating to BTS effectively brings to conclusion any reasonable probability for materially adverse impact on our business, financial conditions, or results of operations.

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

From October 2012 through April 2013, the Chairman of the Company’s board of directors was Interim Chief Financial Officer of Stryker Corporation (“Stryker”). Effective May 2013, the Chairman of the Company’s board of directors resumed his previous role as Vice President and Corporate Secretary of Stryker. The Company has a spine distribution agreement, with one year automatic renewals in June, and a BGS and general orthopedic distribution agreement, with two year automatic renewals in May, with Stryker.

During the three months ended June 30, 2013 and 2012, the Company recognized revenues of $711 and $1,420, respectively, and during the six months ended June 30, 2013 and 2012, the Company recognized revenues of $1,436 and $3,024, respectively, on distributions to Stryker. Distributions to Stryker for the three months ended June 30, 2013 and 2012 represented 1.7% and 3.1%, respectively, and for the six months ended June 30, 2013 and 2012 represented 1.7% and 3.4%, respectively, of the Company’s total revenues. Trade accounts receivable due from Stryker totaled $627 and $552 at June 30, 2013 and December 31, 2012, respectively. Trade accounts payable due to Stryker totaled $55 and $18 at June 30, 2013 and December 31, 2012, respectively.

17.	Subsequent Events

The Company evaluated subsequent events as of the issuance date of the condensed consolidated financial statements, August 7, 2013, and determined that there were no applicable recognized events or transactions required to be recorded or disclosed in the financial statements, except for the Company completing its acquisition of Pioneer Surgical Technology, Inc., a Michigan corporation (“Pioneer”), on July 16, 2013. Under the terms of the merger agreement dated June 12, 2013, the Company acquired Pioneer for $126,371 in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity. The Company obtained from TD Bank, N.A., TD Securities “USA” LLC and Regions Bank, a 5 year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 175 basis points in excess of the one month LIBOR rate. The $20,000 revolving credit facility replaced the Company’s existing $15,000 U.S. credit facility. Additionally, the Company received $50,000 in proceeds from a private placement of convertible preferred equity to Water Street Healthcare Partners, a leading healthcare-focused private equity firm. The convertible preferred stock will be convertible into shares of the Company’s common stock, subject to the satisfaction of certain conditions. The convertible preferred stock will also accrue dividends at a rate of 6 percent per year, subject to adjustment under specified conditions. In the third quarter of 2013, the Company recorded $1,815 in financing costs and expensed $3,450 in investment banker fees at the time of closing of the acquisition.

Pioneer, with its consolidated subsidiaries, is a leading medical technology company that manufactures and distributes metal and synthetic products in the orthopedics, biologics, spine, trauma and cardiothoracic markets.

The Company believes that the acquisition of Pioneer offers the potential for substantial strategic and financial benefits. The transaction will enhance the Company’s existing core competency in biologics processing with the addition of Pioneer’s core competency in metals and synthetics. The Company believes the acquisition will enhance stockholder value through, among other things, enabling the Company to capitalize on the following strategic advantages and opportunities:

•	Diversification of our implant portfolio.

•	Expansion of our direct distribution and marketing organizations.

•	Enhancement of our current international business.

•	Improvement of our margin profile and revenue growth opportunities.

The Company will account for the acquisition of Pioneer under ASC 805, Business Combinations. Pioneer’s results of operations will be included in the consolidated financial statements for periods ending after July 16, 2013, the acquisition date. Given the date of the acquisition, the Company has not completed the valuation of assets acquired and liabilities assumed which is in process. The Company anticipates providing a preliminary purchase price allocation, qualitative description of factors that make up goodwill to be recognized, and supplemental pro forma financial information for the third quarter ended September 30, 2013 to be filed on or before November 9, 2013. Acquisition expenses of $1,495 were incurred in the three and six months ended June 30, 2013 and are reflected separately in the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income.

Additionally, on July16, 2013, the Company changed its name from RTI Biologics, Inc. to RTI Surgical, Inc.

Furthermore, as disclosed in Note 15, on July 25, 2013, the Company and attorneys for 37 of the remaining donor family lawsuits signed an agreement to settle those cases relating to the tissue recovery practices of BTS.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Relating to Forward Looking Statements

Certain information included in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or comparable terminology, or by discussions of strategy. There can be no assurance that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Form 10-K constitute cautionary statements which identify factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Management Overview

RTI Surgical, Inc., together with its subsidiaries, produces orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues. We process donated human musculoskeletal and other tissues, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera, and dermal tissues, as well as bovine animal tissues to produce allograft and xenograft implants by utilizing our proprietary BIOCLEANSE ®, TUTOPLAST® and CANCELLE™ SP sterilization processes. We process and distribute human and bovine animal tissues for use in the fields of sports medicine, spine, surgical specialties, bone graft substitutes, and general orthopedic and dental. We market our implants through a direct distribution organization, as well as through a network of independent distributors to hospitals and surgeons in the United States and internationally. We were founded in 1997 and are headquartered in Alachua, Florida.

Domestic distributions and services accounted for 89% of total revenues in the first six months of 2013. Most of our implants are distributed directly to doctors, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 11% of total revenues in the first six months of 2013. Our implants are distributed in over 30 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

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

Acquisition of Pioneer Surgical Technology, Inc.

We completed our acquisition of Pioneer Surgical Technology, Inc., a Michigan corporation (“Pioneer”), on July 16, 2013. Under the terms of the merger agreement dated June 12, 2013, we acquired Pioneer for $126.4 million in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity. We obtained from TD Bank, N.A., TD Securities “USA” LLC and Regions Bank, a 5 year, $80.0 million senior secured facility, which includes a $60.0 million term loan and a $20.0 million revolving credit facility, that matures on July 16, 2018 with a variable interest rate between

100 and 175 basis points in excess of the one month LIBOR rate. The $20.0 million revolving credit facility replaced our existing $15.0 million U.S. credit facility. Additionally, we received $50.0 million in proceeds from a private placement of convertible preferred equity to Water Street Healthcare Partners, a leading healthcare-focused private equity firm. The convertible preferred stock will be convertible into shares of our common stock, subject to the satisfaction of certain conditions. The convertible preferred stock will also accrue dividends at a rate of 6 percent per year, subject to adjustment under specified conditions. In the third quarter of 2013, we recorded $1.8 million in financing costs and expensed $3.5 million in investment banker fees at the time of closing of the acquisition.

We believe that the acquisition of Pioneer offers the potential for substantial strategic and financial benefits. The transaction will enhance our existing core competency in biologics processing with the addition of Pioneer’s core competency in metals and synthetics. We believe the acquisition will enhance stockholder value through, among other things, enabling us to capitalize on the following strategic advantages and opportunities:

•	Diversification of our implant portfolio.

•	Expansion of our direct distribution and marketing organizations.

•	Enhancement of our current international business.

•	Improvement of our margin profile and revenue growth opportunities.

We will account for the acquisition of Pioneer under ASC (“Accounting Standards Codification”) 805, Business Combinations. Pioneer’s results of operations will be included in the consolidated financial statements for periods ending after July 16, 2013, the acquisition date. Given the date of the acquisition, we have not completed the valuation of assets acquired and liabilities assumed which is in process. We anticipate providing a preliminary purchase price allocation, qualitative description of factors that make up goodwill to be recognized, and supplemental pro forma financial information for the third quarter ended September 30, 2013 to be filed on or before November 9, 2013. Acquisition expenses of $1.5 million were incurred in the three and six months ended June 30, 2013 and are reflected separately in the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income.

Additionally, on July16, 2013, we changed our name from RTI Biologics, Inc. to RTI Surgical, Inc.

Three and Six Months Ended June 30, 2013 Compared with Three and Six Months Ended June 30, 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Revenues from tissue distribution:
Sports medicine	$11,657	$13,337	$22,168	$26,762
Spine	11,221	9,785	21,320	18,345
Surgical specialties	6,875	8,459	13,829	16,256
BGS and general orthopedic	6,050	7,016	11,401	14,031
Dental	5,006	5,114	9,179	10,438
Other revenues	1,500	1,486	4,834	3,108

Total revenues	$42,309	$45,197	$82,731	$88,940

Domestic revenues	37,413	39,191	73,527	77,064
International revenues	4,896	6,006	9,204	11,876

Total revenues	$42,309	$45,197	$82,731	$88,940

Three Months Ended June 30, 2013 Compared With Three Months Ended June 30, 2012

Revenues. Our total revenues decreased by $2.9 million, or 6.4%, to $42.3 million for the three months ended June 30, 2013 compared to $45.2 million for the three months ended June 30, 2012. Our revenues were negatively impacted in the three months ended June 30, 2013 as a result of continued customer reaction to a U.S. Food and Drug Administration warning letter received in the fourth quarter of 2012.

Sports Medicine—Revenues from sports medicine allografts decreased $1.7 million, or 12.6%, to $11.7 million for the three months ended June 30, 2013 compared to $13.3 million for the three months ended June 30, 2012. Sports medicine revenues decreased primarily as a result of lower unit volumes of 15.7% partially offset by higher average revenue per unit of 3.6%, primarily due to changes in distribution mix.

Spine—Revenues from spinal allografts increased $1.4 million, or 14.7%, to $11.2 million for the three months ended June 30, 2013 compared to $9.8 million for the three months ended June 30, 2012. Spine revenues increased primarily as a result of higher unit volumes of 10.7% and higher average revenue per unit of 3.6%, primarily due to changes in distribution mix.

Surgical Specialties—Revenues from surgical specialty allografts decreased $1.6 million, or 18.7%, to $6.9 million for the three months ended June 30, 2013 compared to $8.5 million for the three months ended June 30, 2012. Surgical specialties revenues decreased as a result of lower unit volumes of 14.4% and lower average revenue per unit of 5.5%.

Bone Graft Substitutes (BGS) and General Orthopedic—Revenues from BGS and general orthopedic allografts decreased $966,000, or 13.8%, to $6.1 million for the three months ended June 30, 2013 compared to $7.0 million for the three months ended June 30, 2012. BGS and general orthopedic revenues decreased primarily as a result of lower average revenue per unit of 17.3%, primarily due to changes in distribution mix, partially offset by an increase in unit volumes of 3.8%.

Dental—Revenues from dental allografts decreased $108,000, or 2.1%, to $5.0 million for the three months ended June 30, 2013 compared to $5.1 million for the three months ended June 30, 2012. Dental revenues decreased primarily as a result of lower average revenue per unit of 1.4%, primarily due to changes in product mix, as well as a decrease in unit volumes of 1.2%.

Other Revenues—Revenues from other sources consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees were comparable for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

International revenues—International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues decreased $1.1 million, or 18.5%, to $4.9 million for the three months ended June 30, 2013 compared to $6.0 million for the three months ended June 30, 2012. On a constant currency basis, international revenues decreased $1.2 million, or 19.6%.

Costs of Processing and Distribution. Costs of processing and distribution decreased $453,000, or 1.9%, to $23.1 million for the three months ended June 30, 2013 compared to $23.5 million for the three months ended June 30, 2012.

Costs of processing and distribution increased as a percentage of revenues from 52.1% for the three months ended June 30, 2012 to 54.5% for the three months ended June 30, 2013. The increase was primarily the result of lower production levels and operating efficiencies for the three months ended June 30, 2013 as compared to the prior year period.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $1.4 million, or 9.8%, to $15.7 million for the three months ended June 30, 2013 from $14.3 million for the three months ended June 30, 2012. Marketing, general and administrative expenses increased as a percentage of revenues from 31.6% for the three months ended June 30, 2012 to 37.1% for the three months ended June 30, 2013. The increase in expenses was primarily due to increases in marketing related expenses of $1.4 million primarily due to the build-out of our surgical specialties direct distribution force.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2013 were comparable to the three months ended June 30, 2012. As a percentage of revenues, research and development expenses increased from 7.4% for the three months ended June 30, 2012 to 7.9% for the three months ended June 30, 2013.

Asset Abandonments. There were no asset abandonments for the three months ended June 30, 2013 compared to $2,000 for the three months ended June 30, 2012.

Litigation settlement. As of June 30, 2013, there are 39 lawsuits pending against us related to the misconduct of Biomedical Tissue Services, Ltd. (“BTS”) and BTS’s owner, the late, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. Subsequent to June 30, 2013, an agreement has been reached to settle 37 of these lawsuits, and the parties are preparing documentation to effect such agreement. Pursuant to the proposed settlement of these lawsuits, we have recorded a litigation settlement charge of $3.0 million for the three months ended June 30, 2013.

Acquisition expenses. Acquisition expenses related to acquisition of Pioneer Surgical Technology, Inc., a Michigan corporation (“Pioneer”) were $1.5 million for the three months ended June 30, 2013.

Net Other Income. Net other income was $3,000 for the three months ended June 30, 2013, compared to $51,000 net other income for the three months ended June 30, 2012. The decrease in net other income is primarily attributable to lower interest income.

Income Tax Benefit (Provision). Income tax benefit for the three months ended June 30, 2013 was $1.3 million compared to an income tax provision of $412,000 for the three months ended June 30, 2012. Our effective tax rate for the three months ended June 30, 2013 and 2012 was 30.1% and 23.8% respectively.

Six Months Ended June 30, 2013 Compared With Six Months Ended June 30, 2012

Revenues. Our total revenues decreased by $6.2 million, or 7.0%, to $82.7 million for the six months ended June 30, 2013 compared to $88.9 million for the six months ended June 30, 2012. Our revenues were negatively impacted in the six months ended June 30, 2013 as a result of continued customer reaction to a U.S. Food and Drug Administration warning letter received in the fourth quarter of 2012.

Sports Medicine—Revenues from sports medicine allografts decreased $4.6 million, or 17.2%, to $22.2 million for the six months ended June 30, 2013 compared to $26.8 million for the six months ended June 30, 2012. Sports medicine revenues decreased primarily as a result of lower unit volumes of 18.6%, partially offset by higher average revenue per unit of 1.8% primary due to changes in distribution mix.

Spine—Revenues from spinal allografts increased $3.0 million, or 16.2%, to $21.3 million for the six months ended June 30, 2013 compared to $18.3 million for the six months ended June 30, 2012. Spine revenues increased primarily as a result of higher unit volumes of 16.1%.

Surgical Specialties—Revenues from surgical specialty allografts decreased $2.4 million, or 14.9%, to $13.8 million for the six months ended June 30, 2013 compared to $16.3 million for the six months ended June 30, 2012. Surgical specialties revenues decreased as a result of lower unit volumes of 17.2% partially offset by higher average revenue per unit of 2.3%.

Bone Graft Substitutes (BGS) and General Orthopedic—Revenues from BGS and general orthopedic allografts decreased $2.6 million, or 18.7%, to $11.4 million for the six months ended June 30, 2013 compared to $14.0 million for the six months ended June 30, 2012. BGS and general orthopedic revenues decreased primarily as a result of lower average revenue per unit of 10.9%, primarily due to changes in product mix, and lower unit volumes of 9.2%.

Dental—Revenues from dental allografts decreased $1.3 million, or 12.1%, to $9.2 million for the six months ended June 30, 2013 compared to $10.4 million for the six months ended June 30, 2012. Dental revenues decreased primarily as a result of lower unit volumes of 11.5% and a decrease in average revenue per unit of 1.2%.

Other Revenues—Revenues from other sources consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees increased by $1.7 million to $4.8 million for the six months ended June 30, 2013 compared to $3.1 million for the six months ended June 30, 2012. The increase was primarily due to the acceleration of deferred revenue recognition relating to Davol relinquishing their exclusive distribution rights in the hernia market in the first quarter of 2013.

International revenues—International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues decreased $2.7 million, or 22.5%, to $9.2 million for the six months ended June 30, 2013 compared to $11.9 million for the six months ended June 30, 2012. On a constant currency basis, international revenues decreased $2.8 million, or 23.3%.

Costs of Processing and Distribution. Costs of processing and distribution decreased $2.9 million, or 6.1%, to $44.3 million for the six months ended June 30, 2013 compared to $47.2 million for the six months ended June 30, 2012.

Costs of processing and distribution increased as a percentage of revenues from 53.0% for the six months ended June 30, 2012 to 53.5% for the six months ended June 30, 2013. The increase was primarily due to lower production levels and operating efficiencies for the six months ended June 30, 2013 as compared to the prior year period, partially offset by the recognition of $1.7 million of additional deferred revenue in the other revenues category due to the acceleration of deferred revenue recognition with no associated costs of processing and distribution relating to Davol relinquishing their exclusive distribution rights in the hernia market in the first quarter of 2013.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $2.1 million, or 7.2%, to $30.7 million for the six months ended June 30, 2013 from $28.7 million for the six months ended June 30, 2012. Marketing, general and administrative expenses increased as a percentage of revenues from 32.2% for the six months ended June 30, 2012 to 37.1% for the six months ended June 30, 2013. The increase in expenses was primarily due to increases in marketing related expenses of $2.1 million primarily due to the build-out of our surgical specialties direct distribution force.

Research and Development Expenses. Research and development expenses increased by $282,000, or 4.6%, to $6.5 million for the six months ended June 30, 2013 from $6.2 million for the six months ended June 30, 2012. As a percentage of revenues, research and development expenses increased from 6.9% for the six months ended June 30, 2012 to 7.8% for the six months ended June 30, 2013. The increase was primarily due to development related expenses related to launches of surgical specialties related products.

Asset Abandonments. There were no asset abandonments for the six months ended June 30, 2013 compared to $18,000 for the six months ended June 30, 2012.

Litigation settlement. As of June 30, 2013, there are 39 lawsuits pending against us related to the misconduct of BTS and BTS’s owner, the late, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. Subsequent to June 30, 2013, an agreement has been reached to settle 37 of these lawsuits, and the parties are preparing documentation to effect such agreement. Pursuant to the proposed settlement of these lawsuits, we have recorded a litigation settlement charge of $3.0 million for the six months ended June 30, 2013.

Acquisition expenses. Acquisition expenses related to acquisition of Pioneer were $1.5 million for the six months ended June 30, 2013.

Net Other Income. There was $3,000 net other income for the six months ended June 30, 2013 compared to $106,000 for the six months ended June 30, 2012. The decrease in net other income is primarily attributable to lower interest income and unfavorable foreign currency exchange changes due to fluctuations in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Benefit (Provision). Income tax benefit for the six months ended June 30, 2013 was $1.7 million compared to an income tax provision of $1.4 million for the six months ended June 30, 2012. Our effective tax rate for the six months ended June 30, 2013 and 2012 was 52.4% and 29.0% respectively. During the six months ended June 30, 2013, we recognized the entire 2012 research tax credit plus a portion of the 2013 research tax credit with no comparable credit in the prior period. On January 2, 2013 the American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law. The ATRA retroactively extended the research tax credit to the beginning of 2012 through 2013. Under ASC 740, Accounting for Income Taxes, the effects of the tax legislation are recognized upon enactment. Therefore, we recognized the tax benefit during the first quarter of 2013.

Liquidity and Capital Resources

Our working capital at June 30, 2013 decreased $2.8 million to $126.3 million from $129.1 million at December 31, 2012. The decrease in working capital was primarily due to a decrease in cash and cash equivalents partially offset by increases in inventories and prepaid and other current assets during the current period. At June 30, 2013, we had 47 days of revenues outstanding in trade accounts receivable, an increase of 3 days compared to December 31, 2012. The increase was due to lower cash receipts from customers than shipments and corresponding billings to customers during the first six months of 2013. At June 30, 2013 we had 323 days of inventory on hand, an increase of 21 days compared to December 31, 2012. The increase was primarily as a result of higher tissue procurements and lower product distributions. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months. We had $39.4 million of cash and cash equivalents at June 30, 2013. The decrease in cash was primarily due to strong tissue procurements, lower product distributions, the investment in our direct distribution force and the timing of tax payments in the six months ended June 30, 2013.

Our long term obligations at June 30, 2013 decreased $93,000 to $27,000 from $120,000 at December 31, 2012. The decrease in long term obligations was primarily due to paying down our capital lease obligations. At June 30, 2013, we have $16.6 million of borrowing capacity available under our revolving credit facilities.

As of June 30, 2013, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

On July 16, 2013, we completed our acquisition of Pioneer. Under the terms of the merger agreement dated June 12, 2013, we acquired Pioneer for $126.4 million in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity. We obtained from TD Bank, N.A., TD Securities “USA” LLC and Regions Bank, a 5 year, $80.0 million senior secured facility, which includes a $60.0 million term loan and a $20.0 million revolving credit facility. The $20.0 million revolving credit facility replaced our existing $15.0 million U.S. credit facility. Additionally, we received $50.0 million in proceeds from a private placement of convertible preferred equity to Water Street Healthcare Partners, a leading healthcare-focused private equity firm. The convertible preferred stock will be convertible into shares of our common stock, subject to the satisfaction of certain conditions. The convertible preferred stock will also accrue dividends at a rate of 6 percent per year, subject to adjustment under specified conditions. In the third quarter of 2013, we recorded $1.8 million in financing costs and expensed $3.5 million in investment banker fees at the time of the closing of the acquisition.

Certain Commitments.

The Company’s short-term and long-term debt obligations and availability of credit as of June 30, 2013 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Short-term obligations:
Credit facilities	$—	$16,632
Capital leases	27	—

The following table provides a summary of our debt obligations, operating lease obligations, and other significant obligations as of June 30, 2013.

	Contractual Obligations Due by Period
	Total	2013	2014	2015	2016	After 2016
	(In thousands)
Debt obligations	$27	$19	$8	$—	$—	$—
Operating leases	2,547	747	916	526	223	135
Other significant obligations (1)	2,699	2,699	—	—	—	—
Unrecognized tax benefits	1,037	716	—	—	321	—

Total	$6,310	$4,181	$924	$526	$544	$135

(1)	These amounts consist of contractual obligations for tissue recovery development grants and licensing fees.

The Company was in compliance with all covenants related to its revolving credit facilities as of June 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2013. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and in Germany, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We do not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, we are subject to changes in interest rates. Based on June 30, 2013 outstanding obligations, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on June 30, 2013 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

The acquisition of Pioneer Surgical Technology, Inc., (“Pioneer”), may create uncertainty for our suppliers, employees and business partners.

On July 16, 2013, we completed the acquisition of Pioneer. With the acquisition, we may experience delays or deferred decisions from Pioneer suppliers to become our suppliers and our existing suppliers may experience uncertainty about our service, including the results of any integration of our business with that of Pioneer. This may adversely affect our ability to gain new suppliers and retain existing suppliers, which could adversely affect our revenues as well as the market price of our common stock. Current employees may experience uncertainty about their post-acquisition roles with us and key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the acquisition. Other parties with whom we have or are pursuing relationships, such as distributors, hospitals and surgeons, may defer agreeing to further arrangements with us, or may opt not to become a business partner of ours at all.

The acquisition of Pioneer may expose us to significant unanticipated liabilities that could adversely affect our business, financial condition and results of operations.

The Pioneer acquisition may expose us to significant unanticipated liabilities of Pioneer. These liabilities could include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. We may also incur liabilities or claims associated with our acquisition of Pioneer’s technology and intellectual property including claims of infringement. Particularly in international jurisdictions, our acquisition of Pioneer, or our decision to independently enter new international markets where Pioneer previously conducted business, could also expose us to tax liabilities and other amounts owed by Pioneer. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse effect on our business, financial condition and results of operations.

The issuance of shares of our preferred stock to WSHP Biologics Holdings, LLC stockholder in the acquisition has reduced the percentage interests of our current stockholders.

We issued 50,000 shares of Series A convertible preferred stock (“Preferred Stock”) to WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners, a leading healthcare-focused private equity firm (“Water Street”), in connection with the closing of the Pioneer acquisition. Based on the number of shares of our common stock outstanding on the date of the acquisition, Water Street owns, in the aggregate, Preferred Stock convertible into approximately 17% of the shares of our common stock outstanding immediately after the acquisition. The issuance of Preferred Stock to Water Street in the acquisition has caused a reduction in the relative voting power and percentage interests in earnings of our current stockholders and also will reduce their liquidation value and book value.

The issuance of Preferred Stock pursuant to Water Street may adversely affect the market price of our common stock.

We are unable to predict the potential effects of the issuance of the securities to Water Street on the trading activity and market price of our common stock. Pursuant to our investor rights agreement with Water Street, we have granted Water Street and their permitted transferees registration rights for the resale of the shares of our common stock issuable upon conversion of the Preferred Stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by Water Street or its permitted transferees of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Water Street may exercise significant influence over us, including through its ability to elect up to two members of our Board of Directors.

After the first meeting of stockholders that will be held to approve the removal of certain restrictions that limit the conversion of our outstanding Preferred Stock and the number of shares of our common stock issuable upon such conversion, holders of the Preferred Stock will be entitled to vote on an as-converted basis upon all matters upon which holders of our common stock have the right to vote. The shares of Preferred Stock owned by the Water Street currently represent approximately 17% of the voting rights in respect of our share capital on an as-converted basis, so Water Street will have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. In addition, our Amended and Restated Certificate of Incorporation and Investor Rights Agreement with Water Street provide that Water Street’s consent is required before we may take certain actions for so long as Water Street and its permitted transferees beneficially own in the aggregate at least 10% of our issued share capital. Water Street may have interests that diverge from, or even conflict with, those of our other stockholders.

In addition, our Amended and Restated Certificate of Incorporation and our investor rights agreement with Water Street provide that Water Street has the right to designate directors to our Board of Directors such that the percentage of our board members so designated is approximately equal to Water Street’s percentage equity ownership interest in the company. The maximum number of directors that Water Street is able to designate is two, with at least one of such directors to serve on each of our Board committees. If Water Street’s ownership of our share capital on an as-converted basis falls below 5% (calculated on a fully diluted basis, assuming conversion of the Preferred Stock at the then-existing conversion price), Water Street would have no further director designation rights under our Amended and Restated Certificate of Incorporation or the investor rights agreement.

In addition, the ownership position and the governance rights of Water Street could discourage a third party from proposing a change of control or other strategic transaction with us.

We incurred significant transaction and acquisition-related costs in connection with the acquisition.

We incurred charges of approximately $5.5 million, of which $1.5 million was recorded in the second quarter of 2013, in outside costs, including legal, accounting and financial advisory fees, which are expected to be expensed as part of the acquisition. The actual transaction costs may be higher than this estimate. In addition, the combined company expects to incur integration costs associated with the acquisition. These integration costs will be charged to operations in the fiscal quarter in which they are incurred, which could adversely affect the financial condition, results of operations and cash flows of the combined company.

Our level of indebtedness that we incurred in connection with the acquisition of Pioneer could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the agreements relating to our indebtedness.

Our level of indebtedness that we incurred in connection with the acquisition of Pioneer could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and could potentially prevent us from meeting our obligations under the agreements relating to our indebtedness. In connection with the closing of the acquisition, we obtained from our lenders a 5-year, $80 million senior secured facility, which includes a $60 million term loan and a $20 million revolving credit facility. Additionally, we issued Preferred Stock to Water Street for $50 million in proceeds. The Preferred Stock accrues dividends at a rate of 6% per annum, subject to adjustment to 12% per annum if we do not obtain shareholder approval to remove certain restrictions that limit the conversion of our outstanding Preferred Stock and the number of shares of our common stock issuable upon such conversion within 180 days following the date of issuance of the Preferred Stock. Dividends are payable in cash on a quarterly basis for each outstanding share of Preferred Stock. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period shall be accumulated and shall be added to the liquidation value with respect to such share of Preferred Stock.

We may not be able to successfully integrate our acquisition of Pioneer or realize all of the anticipated benefits.

We expect to achieve various benefits from combining our and Pioneer’s resources, as well as cost savings from a combined operation. Achieving the anticipated benefits of the acquisition will depend in part upon whether our two companies integrate our businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully or in a timely manner. The integration of Pioneer with our operations requires significant attention from management and may impose substantial demands on our operations. Any inability of management to integrate successfully the operations of our two companies, or to do so in a timely manner, could have an adverse effect on the combined company or the expected benefits from the acquisition.

The complexity of the integration and transition associated with the Pioneer acquisition, together with Pioneer’s increased scale and global presence, may affect our internal control over financial reporting and our ability to effectively and timely report our financial results.

The additional scale of Pioneer’s operations, together with the complexity of the integration effort, including changes to or implementation of critical information technology systems, may adversely affect our ability to report our financial results on a timely basis. We expect that the Pioneer acquisition may necessitate significant modifications to our internal control systems, processes and information systems, both on a transition basis and over the longer-term as we fully integrate Pioneer. Due to the complexity of the Pioneer acquisition, we cannot be certain that changes to our internal control over financial reporting during the 2013 fiscal year will be effective for any period, or on an ongoing basis. If we are unable to accurately report our financial results in a timely manner, or are unable to assert that our internal control over financial reporting are effective, our business, results of operations and financial condition and the market perception thereof may be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 6.	Exhibits

31.1	Certification of the President and Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by President and Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTI SURGICAL, INC. (Registrant)

By:	/s/ Brian K. Hutchison
Brian K. Hutchison President and Chief Executive Officer

By:	/s/ Robert P. Jordheim
Robert P. Jordheim Executive Vice President and Chief Financial Officer

Date: August 7, 2013

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the President and Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by President and Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document