Form 10-Q
period 2013-09-30
RTI SURGICAL, INC.
filed 2013-11-07
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-31271

RTI SURGICAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	59-3466543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11621 Research Circle

Alachua, Florida 32615

(386) 418-8888

RTI Biologics, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

Shares of common stock, $0.001 par value, outstanding on November 1, 2013: 56,387,263

RTI SURGICAL, INC.

FORM 10-Q For the Quarter Ended September 30, 2013

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$16,135	$49,696
Accounts receivable - less allowances of $436 at September 30, 2013 and $346 at December 31, 2012	33,294	21,694
Inventories - net	113,138	76,509
Prepaid and other current assets	7,833	6,075
Deferred tax assets - net	17,584	12,598

Total current assets	187,984	166,572

Property, plant and equipment - net	72,818	49,644
Deferred tax assets - net	8,307	8,652
Goodwill	55,277	2,062
Other intangible assets - net	35,444	13,766
Other assets - net	14,276	713

Total assets	$374,106	$241,409

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$23,505	$11,949
Accrued expenses	19,563	20,594
Current portion of deferred revenue	5,034	4,803
Current portion of long-term obligations	28	116

Total current liabilities	48,130	37,462

Long-term obligations - less current portion	68,382	4
Other long-term liabilities	14,626	698
Deferred tax liabilities	939	473
Deferred revenue	17,052	18,780

Total liabilities	149,129	57,417

Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding at September 30, 2013	49,381	—

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 56,387,263 and 55,985,394 shares issued and outstanding, respectively	56	56
Additional paid-in capital	415,674	414,482
Accumulated other comprehensive loss	(1,294)	(1,776)
Accumulated deficit	(238,773)	(228,736)
Less treasury stock, 146,957 and 138,297 shares, at cost	(67)	(34)

Total stockholders’ equity	175,596	183,992

Total liabilities and stockholders’ equity	$374,106	$241,409

See notes to condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$54,742	$44,566	$137,473	$133,506
Costs of processing and distribution	34,423	22,874	78,722	70,037

Gross profit	20,319	21,692	58,751	63,469

Expenses:
Marketing, general and administrative	24,837	14,499	55,555	43,167
Research and development	4,738	3,109	11,190	9,279
Asset abandonments	—	—	—	18
Litigation settlement	—	—	3,000	2,350
Acquisition expenses	4,342	—	5,837	—

Total operating expenses	33,917	17,608	75,582	54,814

Operating (loss) income	(13,598)	4,084	(16,831)	8,655

Other income (expense):
Interest expense	(262)	—	(262)	—
Interest income	14	27	23	118
Foreign exchange gain	252	5	246	20

Total other income - net	4	32	7	138

(Loss) income before income tax benefit (provision)	(13,594)	4,116	(16,824)	8,793
Income tax benefit (provision)	5,094	(1,308)	6,787	(2,662)

Net (loss) income	(8,500)	2,808	(10,037)	6,131

Convertible preferred dividend	(625)	—	(625)	—

Net (loss) income applicable to common shares	(9,125)	2,808	(10,662)	6,131

Other comprehensive (loss) income:
Unrealized foreign currency translation gain (loss)	797	449	482	(160)

Comprehensive (loss) income	$(8,328)	$3,257	$(10,180)	$5,971

Net (loss) income per common share - basic	$(0.16)	$0.05	$(0.19)	$0.11

Net (loss) income per common share - diluted	$(0.16)	$0.05	$(0.19)	$0.11

Weighted average shares outstanding - basic	56,356,885	55,908,574	56,216,200	55,826,306

Weighted average shares outstanding - diluted	56,356,885	56,110,898	56,216,200	56,013,541

See notes to condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Net (loss) income	$(8,500)	$2,808	$(10,037)	$6,131
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	4,091	2,035	8,214	5,914
Provision for bad debts and product returns	132	5	295	121
Provision for inventory write-downs	552	617	1,898	3,100
Amortization of deferred revenue	(1,182)	(1,163)	(5,229)	(3,491)
Deferred income tax (benefit) provision	(5,856)	1,573	(7,782)	1,043
Stock-based compensation	584	524	1,653	1,574
Other	(2,757)	(2,290)	472	98
Change in assets and liabilities:
Accounts receivable	(883)	1,899	(1,321)	(209)
Inventories	2,017	457	(2,293)	1,116
Accounts payable	3,631	1,118	5,262	197
Accrued expenses	1,561	1,760	(5,194)	288
Deferred revenue	—	—	3,000	3,000
Other operating assets and liabilities	(476)	(1,224)	(808)	(1,583)

Net cash (used in) provided by operating activities	(7,086)	8,119	(11,870)	17,299

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,282)	(2,235)	(11,154)	(6,844)
Acquired intangible asset costs	(342)	(1,015)	(576)	(1,391)
Acquisition of Pioneer Surgical Technology	(126,307)	—	(126,307)	—
Other investing activities	—	49	—	49

Net cash used in investing activities	(132,931)	(3,201)	(138,037)	(8,186)

Cash flows from financing activities:
Proceeds from exercise of common stock options	117	176	330	390
Proceeds from long-term obligations	68,250	—	68,250	—
Payment of debt issuance costs	(582)	—	(582)	—
Proceeds from preferred stock issuance	50,000	—	50,000	—
Payment of preferred stock issuance costs	(1,290)	—	(1,290)	—
Payments on long-term obligations	(28)	(95)	(121)	(389)
Other financing activities	(19)	—	(538)	(20)

Net cash provided by (used in) financing activities	116,448	81	116,049	(19)

Effect of exchange rate changes on cash and cash equivalents	311	12	297	(30)

Net (decrease) increase in cash and cash equivalents	(23,258)	5,011	(33,561)	9,064
Cash and cash equivalents, beginning of period	39,393	50,231	49,696	46,178

Cash and cash equivalents, end of period	$16,135	$55,242	$16,135	$55,242

See notes to condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2013

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total

Balance, December 31, 2012	$56	$414,482	$(1,776)	$(228,736)	$(34)	$183,992

Net loss	—	—	—	(10,037)	—	(10,037)
Foreign currency translation adjustment	—	—	482	—	—	482
Exercise of common stock options	—	330	—	—	—	330
Stock-based compensation	—	1,653	—	—	—	1,653
Purchase of treasury stock	—	—	—	—	(33)	(33)
Amortization of preferred stock Series A issuance costs	—	(46)	—	—	—	(46)
Preferred stock Series A dividend	—	(625)	—	—	—	(625)
Change in tax benefit from stock-based compensation	—	(120)	—	—	—	(120)

Balance, September 30, 2013	$56	$415,674	$(1,294)	$(238,773)	$(67)	$175,596

See notes to condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

1.	Operations and Organization

The Company is a leader in the use of natural tissues, metals and synthetics to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. The Company processes donated human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue, and bovine animal tissue in producing allograft and xenograft implants utilizing our proprietary BIOCLEANSE® and TUTOPLAST® sterilization processes, for distribution to hospitals and surgeons. As of September 30, 2013, the Company processes natural tissues at two facilities in Alachua, Florida and one facility in Neunkirchen, Germany, and manufactures metal and synthetic products in Marquette, Michigan and Greenville, North Carolina. The Company distributes its implants and products in all 50 states and in over 45 countries worldwide.

As explained further in Note 4, on June 12, 2013, the Company entered into a merger agreement in connection with the acquisition of Pioneer Surgical Technology, Inc. (“Pioneer”) and in July 2013, we completed the acquisition of Pioneer. Pioneer was formerly a manufacturer of metal and synthetic products in the orthopedics, biologics, spine, trauma and cardiothoracic markets. Pioneer’s corporate headquarters were located in Marquette, Michigan with international headquarters in Houten, The Netherlands.

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

The condensed consolidated financial statements include the accounts of RTI Surgical, Inc. and its wholly owned subsidiaries as of September 30, 2013, Pioneer, Tutogen Medical, Inc. (“TMI”), RTI Surgical, Inc. – Cardiovascular (inactive), Biological Recovery Group, Inc. (inactive), and RTI Services, Inc. (inactive). The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

3.	Summary of Significant Accounting Policies

Cash and Cash Equivalents—The Company considers all funds in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents comprise overnight repurchase agreements. Cash balances are held at a few financial institutions and usually exceed insurable amounts. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 101% collateralized by U.S. Government backed securities with the Company’s bank. At September 30, 2013, the Company had no cash equivalents as the full balance of cash and cash equivalents was held as cash. At December 31, 2012, the Company had $6,667 of overnight repurchase agreements in cash equivalents, which represent less than 3% and 4% of the Company’s total assets and equity, respectively.

4.	Merger with Pioneer Surgical Technology, Inc.

On July 16, 2013, the Company completed its acquisition of Pioneer. Under the terms of the merger agreement dated June 12, 2013, the Company acquired Pioneer for $126,307 in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity. The Company obtained from Toronto-Dominion Bank, N.A., TD Securities “USA” LLC (“TD Bank”) and Regions Bank, a 5 year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 175 basis points in excess of the one month LIBOR rate. The $20,000 revolving credit facility replaced the Company’s previous $15,000 U.S. credit facility.

Additionally, the Company received $50,000 in gross proceeds from a private placement of convertible preferred equity to WSHP Biologics Holdings, LLC, (“WSHP”), a leading healthcare-focused private equity firm. The convertible preferred stock will be convertible into shares of the Company’s common stock, subject to the satisfaction of certain conditions. The convertible preferred stock will also accrue dividends at a rate of 6% per year, subject to adjustment under specified conditions. In the third quarter of 2013, the Company capitalized $1,872 in financing costs associated with the preferred stock issuance and the debt issuance. The Company expensed $4,342 and $5,837 million of acquisition costs in the three and nine months ended September 30, 2013, respectively. The acquisition costs are reflected separately in the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income.

The Company has accounted for the acquisition of Pioneer under Accounting Standards Codification (“ASC”) 805, Business Combinations. Pioneer’s results of operations are included in the consolidated financial statements for periods ending after July 16, 2013, the acquisition date.

The preliminary purchase price was financed as follows:

(In thousands)

Cash proceeds from term loan	$60,000
Net cash proceeds from preferred share issuance	48,710
Cash from RTI Surgical	17,597

Total purchase price	$126,307

The table below represents a preliminary allocation of the total consideration to Pioneer’s tangible and intangible assets and liabilities based on management’s preliminary estimate of their respective fair values as of July 16, 2013.

Inventories	$36,072
Accounts receivable	10,567
Other current assets	1,456
Property, plant and equipment	15,258
Other assets	12,148
Current liabilities	(9,912)
Other long-term liabilities	(16,297)

Net tangible assets acquired	49,292

Other intangible assets	23,800
Goodwill	53,215

Total net assets acquired	$126,307

Total net assets acquired as of July 16, 2013 are all part of the Company’s only operating segment. Fair values are based on management’s preliminary estimates and assumptions including variations of the income approach, the cost approach and the market approach.

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

These potential benefits resulted in the Company paying a premium for Pioneer resulting in the recognition of goodwill. The $53,215 of goodwill was assigned to the Company’s only operating segment.

The fair value of receivables acquired is $10,567, with the gross contractual amount being $11,712, of which $1,145 was not expected to be collected.

The amount of Pioneer’s revenues and net income since the July 16, 2013 acquisition date, included in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended September 30, 2013 are $16,108 and $696, respectively.

The following unaudited pro forma information shows the results of the Company’s operations as though the acquisition had occurred as of the beginning of that period (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September	September	September	September
	2013	2012	2013	2012
Revenues	$57,788	$65,677	$182,495	$198,449
Net (loss) income	(1,088)	2,827	(5,444)	2,876
Basic net (loss) income per share	(0.02)	0.05	(0.10)	0.05
Diluted net (loss) income per share	(0.02)	0.05	(0.10)	0.05

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the merger taken place as of the beginning of the periods presented, or the results that may occur in the future.

These amounts have been calculated to reflect the additional depreciation, amortization, and interest expense that would have been incurred assuming the fair value of adjustments and borrowings occurred on January 1, 2012 and January 1, 2013, together with the consequential tax effects. In addition, these amounts exclude costs incurred which are directly attributable to the acquisition, and which do not have a continuing impact on the combined companies’ operating results.

The Company expects to complete its analysis of the purchase price allocation by the third quarter of 2014.

5.	Stock-Based Compensation

As of September 30, 2013, the Company has five stock-based compensation plans under which employees, consultants and outside directors have received stock options and restricted stock awards. The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of common stock at closing on the date of the grant. Stock options generally have ten-year contractual terms and vest over a one to five year period from the date of grant. The Company’s policy is to grant restricted stock awards at a fair value equal to 100% of the market value of a share of common stock at closing on the date of the grant. Restricted stock awards generally vest over one to three year periods.

1998 Stock Option Plan, 2004 Equity Incentive Plan and 2010 Equity Incentive Plan – The Company adopted equity incentive plans in 1998 (the “1998 Plan”), 2004 (the “2004 Plan”) and 2010 (the “2010 Plan”), which provide for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company and consultants and advisors. The 1998 Plan, 2004 Plan and 2010 Plan allow for up to 4,406,400, 2,000,000 and 5,000,000 shares, respectively, of common stock to be issued with respect to awards granted. New stock options may no longer be awarded under the 1998 Plan.

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

Stock Options

As of September 30, 2013, there was $3,355 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.22 years.

Stock options outstanding, exercisable and available for grant at September 30, 2013 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	5,083,834	$5.03
Granted	866,500	3.60
Exercised	(109,790)	3.01
Forfeited or expired	(478,040)	6.76

Outstanding at September 30, 2013	5,362,504	$4.69	5.84	$1,336

Vested or expected to vest at September 30, 2013	5,208,154	$4.72	5.76	$1,306

Exercisable at September 30, 2013	3,214,604	$5.42	4.35	$740

Available for grant at September 30, 2013	2,908,953

Other information concerning stock options are as follows:

	Nine Months Ended September 30,
	2013	2012

Weighted average fair value of stock options granted	$1.72	$2.43
Aggregate intrinsic value of stock options exercised	117	184

The aggregate intrinsic value in the preceding tables above represent the total pre-tax intrinsic value of outstanding stock options for which the fair market value of the underlying common stock exceeds the respective stock option exercise price.

Restricted Stock Awards

During the first quarter of 2013, the Company granted 145,000 shares of restricted stock with a weighted-average grant date fair value of $3.60 per share which vest over a three year period. During the second quarter of 2013, the Company granted 116,311 shares of restricted stock with a weighted-average grant date fair value of $3.74 per share which vest over a one year period. During the third quarter of 2013, the Company granted 29,268 shares of restricted stock with a weighted-average grant date fair value of $4.10 per share which vest over a one year period. As of September 30, 2013, there was $1,001 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.38 years.

For the three and nine months ended September 30, 2013 and 2012, the Company recognized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Stock-based compensation:
Costs of processing and distribution	$33	$56	$99	$172
Marketing, general and administrative	536	452	1,509	1,355
Research and development	15	16	45	47

Total	$584	$524	$1,653	$1,574

6.	Net (Loss) Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net (loss) income per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Basic shares	56,356,885	55,908,574	56,216,200	55,826,306
Effect of dilutive securities:
Stock options	—	202,324	—	187,235

Diluted shares	56,356,885	56,110,898	56,216,200	56,013,541

For the three months ended September 30, 2013 and 2012, approximately 4,019,882 and 3,912,000, respectively, and for the nine months ended September 30, 2013 and 2012, approximately 4,004,972 and 4,247,000, respectively, of issued stock options were not included in the computation of diluted net income or loss per common share because they were anti-dilutive since their exercise price exceeded their market price. For the three and nine months ended September 30, 2013, options to purchase 262,695 and 276,164 shares of common stock, respectively, were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a net loss is reported. Additionally, for the three and nine months ended September 30, 2012 options to purchase 202,324 and 187,235 shares of common stock, respectively, were included in the computation of diluted EPS because dilutive shares are factored into the calculation of EPS when net income is reported.

For the three and nine months ended September 30, 2013, 50,000 shares of convertible preferred stock were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net loss per common share.

7.	Inventories

Inventories by stage of completion are as follows:

	September 30, 2013	December 31, 2012

Unprocessed tissue and raw materials	$31,775	$25,962
Tissue and work in process	39,839	28,379
Implantable tissue and finished goods	39,493	20,071
Supplies	2,031	2,097

	$113,138	$76,509

For the three months ended September 30, 2013 and 2012, the Company had inventory write-downs of $552 and $617, respectively, and for the nine months ended September 30, 2013 and 2012, the Company had inventory write-downs of $1,898 and $3,100, respectively, relating primarily to product obsolescence.

8.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	September 30,	December 31,
	2013	2012

Land	$2,596	$2,169
Buildings and improvements	49,332	45,220
Processing equipment	42,665	31,681
Surgical instruments	4,527	—
Office equipment, furniture and fixtures	3,836	2,831
Computer equipment and software	6,152	5,029
Construction in process	13,650	7,329
Equipment under capital leases:
Processing equipment	396	396
Computer equipment	896	744

	124,050	95,399
Less accumulated depreciation	(51,232)	(45,755)

	$72,818	$49,644

Depreciation expense of property, plant and equipment was $2,644 and $1,528 for the three months ended September 30, 2013 and 2012, respectively, and $5,716 and $4,395 for the nine months ended September 30, 2013 and 2012, respectively.

9.	Goodwill

	September 30,	December 31,
	2013	2012

Balance at January 1	$2,062	$—
Goodwill acquired during the period	53,215	2,062

	$55,277	$2,062

Goodwill acquired during 2013 includes the excess of the Pioneer purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed.

10.	Other Intangible Assets

Other intangible assets are as follows:

	September 30, 2013		December 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$10,163	$1,749	$4,616	$1,443
Acquired exclusivity rights	2,941	2,694	2,941	2,415
Acquired licensing rights	10,850	5,023	10,850	4,115
Marketing and procurement intangible assets	22,791	1,835	4,223	891

Total	$46,745	$11,301	$22,630	$8,864

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists, and non-compete agreements.

Amortization expense of other intangible assets for the three months ended September 30, 2013 and 2012 was $1,447 and $507, respectively, and for the nine months ended September 30, 2013 and 2012 was $2,498 and $1,519, respectively. At September 30, 2013, management’s estimates of future amortization expense for the next five years are as follows:

Amortization
Expense
2013	$1,500
2014	4,400
2015	4,100
2016	3,600
2017	3,600

$17,200

11.	Other Assets

Other assets are as follows:

	September 30,	December 31,
	2013	2012
Indemnification asset	$13,000	$—
Other	1,276	713

	$14,276	$713

Other assets include $13,000 of indemnification assets recognized on the date of the acquisition of Pioneer. Under the acquisition agreement, Pioneer deposited $13,000 in an escrow account and indemnified the Company for up to $13,000 for various outstanding legal issues as of September 30, 2013. In conjunction with recording the indemnification asset, the Company also recorded a corresponding $13,000 indemnification liability.

For the three and nine months ended September 30, 2013 and 2012, the Company recognized interest expense associated with the amortization of its debt issuance costs which is included in Other in the table above of $36 and $4 and of $42 and $20, respectively.

12.	Accrued Expenses

Accrued expenses are as follows:

	September 30,	December 31,
	2013	2012

Accrued compensation	$6,703	$6,279
Accrued donor recovery fees	5,489	3,845
Accrued taxes	111	3,950
Contingent consideration	139	900
Other	7,121	5,620

	$19,563	$20,594

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

13.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	September 30,	December 31,
	2013	2012
Term loan	$60,000	$—
Credit facilities	8,250	—
Capital leases	160	120

Total	68,410	120
Less current portion	(28)	(116)

Long-term portion	$68,382	$4

On July 16, 2013, the Company obtained from TD Bank and Regions Bank, a 5 year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 175 basis points in excess of the one month LIBOR rate. At September 30, 2013, the interest rate for the term loan and revolving credit facility is 1.68%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTI Donor Services, Inc. The $20,000 revolving credit facility replaced the Company’s previous $15,000 U.S. credit facility. The term loan facility includes an interest only period of September 30, 2013 through December 31, 2014 with a final balloon principal payment at the end of the loan agreement. The new credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, require a minimum cash balance on hand of $10,000, and require certain financial covenant ratios.

In addition to the credit facility with TD Bank and Regions Bank, the Company has three credit facilities with German banks as of September 30, 2013. The total available credit on the Company’s four revolving credit facilities at September 30, 2013 was $14,049. As of September 30, 2013, there was $8,250 outstanding on the revolving credit facility with TD Bank and Regions Bank.

Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euro, or approximately $2,299, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 3.30% to 6.00%.

The Company was in compliance with all covenants related to its revolving credit facilities as of September 30, 2013.

The Company has capital leases with interest rates ranging from 1.49% to 8.46% and maturity dates of 2017 and beyond.

As of September 30, 2013, contractual maturities of long-term obligations are as follows:

	Term Loan	Credit Facilities	Capital Leases	Total
2013	$—	$—	$20	$20
2014	625	—	58	683
2015	5,250	—	44	5,294
2016	4,500	—	32	4,532
2017 and beyond	49,625	8,250	6	57,881

	$60,000	$8,250	$160	$68,410

The $160 representing future maturities of capital leases includes interest in the amount of $8. The present value of net minimum lease payments as of September 30, 2013 was $152.

14.	Other Long-Term Liabilities

Other long-term liabilities are as follows:

	September 30,	December 31,
	2013	2012
Indemnification liability	$13,000	$—
Other	1,626	698

	$14,626	$698

As described in Note 11, the Company recorded a $13,000 indemnification liability on the date of the acquisition of Pioneer.

15.	Income Taxes

The Company expects its deferred tax assets of $24,952, net of the valuation allowance at September 30, 2013 of $469, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $469 have been established at both September 30, 2013 and December 31, 2012, against a portion of the Company’s deferred tax assets relating to certain state net operating loss carryforwards.

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

United States income taxes have not been provided on the undistributed earnings of the Company’s German subsidiary. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to permanently reinvest earnings in its German subsidiary. As of December 31, 2012 and September 30, 2013, the amount of undistributed earnings related to our foreign subsidiaries considered to be indefinitely reinvested was $10,364 and $8,486, respectively.

One of the Company’s foreign subsidiaries is undergoing an examination by the German tax authorities. The foreign examination covers the foreign subsidiary’s 2006 through 2009 tax years. In addition, the Company is undergoing an examination by the Internal Revenue Service (“IRS”). The IRS examination covers the 2010 tax year.

16.	Preferred Stock

Preferred stock is as follows:

	September 30,	December 31,
	2013	2012
Preferred shares issuance	$50,000	$—
Preferred shares issuance costs	(1,290)	—

Net proceeds	48,710	—
Amortization of preferred shares issuance costs	46	—
Accrued dividend payable	625	—

	$49,381	$—

On June 12, 2013, the Company and WSHP entered into an investment agreement. Pursuant to the terms of the investment agreement, the Company agreed to a $50,000 private placement of convertible preferred equity with WSHP. In connection with the closing of the transactions contemplated by the investment agreement, the Company and WSHP amended the investment agreement on July 15, 2013, and the Company filed a Certificate of Designation of Series A Convertible Preferred Stock creating the Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), and establishing the designations, preferences, and other rights of the Preferred Stock. The Preferred Stock will accrue dividends at a rate of 6% per annum, subject to adjustment to 12% per annum if the Company does not obtain the stockholder approval in accordance with Nasdaq listing rules within 180 days following the date of issuance of the Preferred Stock, payable in cash on a quarterly basis for each outstanding share of Preferred Stock. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period shall be accumulated and shall remain accumulated dividends with respect to such share of Preferred Stock until paid in cash.

The Preferred Stock will be convertible at the election of the holders into shares of the Company’s common stock at an initial conversion price of $4.39 per share which would result in a conversion ratio of approximately 228 shares of common stock for every one share of preferred stock following the receipt of the stockholder approval. If such approval is not obtained, the Preferred Stock shall not be convertible into more than 19.99% of shares of Common Stock outstanding immediately prior to the date of issuance of the Preferred Stock. The Preferred Stock will be convertible at the election of the Company five years after its issuance or at any time if the Company’s common stock closes at or above $7.98 per share for at least 20 consecutive trading days.

The Company may, upon 30 days notice, redeem the Preferred Stock, in whole or in part, five years after its issuance at the initial liquidation preference of $1,000 per share of the Preferred Stock plus an amount per share equal to accrued but unpaid dividends (collectively, the “Liquidation Value”). The holders of the Preferred Stock may require the Company to redeem their Preferred Stock, in whole or in part, at the Liquidation Value seven years after its issuance or upon the occurrence of a change of control.

17.	Supplemental Disclosures of Cash Flow and Noncash Investing and Financing Activities

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cash paid for interest	$246	$6	$249	$19
Income taxes paid	286	288	3,840	2,659
Change in tax benefit from stock-based compensation	120	410	120	197
Change in accrual for purchases of property, plant and equipment	2,035	74	2,835	188
Change in accrual for acquired intangible asset costs	808	1,275	668	1,439
Accrued dividend payable	625	—	625	—

18.	Segment Data

The Company processes human and bovine animal tissue, manufactures metal and synthetic products and distributes the tissue and products through various distribution channels. The Company operates in one reportable segment comprised of six lines of business. The Company’s lines of business are comprised primarily of six implant categories: spine, sports medicine, surgical specialties, bone graft substitutes (“BGS”) and general orthopedic, dental and ortho fixation. Discrete financial information is not available for these six lines of business. The following table presents revenues from tissue and product distribution, and other revenues for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues from tissue distribution:
Spine	$17,600	$10,187	$38,920	$28,532
Sports medicine	9,532	11,811	31,700	38,573
Surgical specialties	6,730	7,880	20,559	24,136
BGS and general orthopedic	7,692	7,916	19,093	21,947
Dental	4,963	5,240	14,142	15,678
Ortho fixation	6,704	—	6,704	—
Other revenues	1,521	1,532	6,355	4,640

Total revenues	$54,742	$44,566	$137,473	$133,506

Domestic revenues	49,295	39,643	122,822	116,707
International revenues	5,447	4,923	14,651	16,799

Total revenues	$54,742	$44,566	$137,473	$133,506

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Percent of revenues derived from:
Distributor
Medtronic, Inc.	14%	19%	17%	18%
Zimmer, Inc.	19%	15%	17%	14%
Davol, Inc.	8%	12%	10%	12%

International	10%	11%	11%	13%

The following table presents property, plant and equipment - net by significant geographic location:

	September 30,	December 31,
	2013	2012
Property, plant and equipment - net:
Domestic	$56,984	$34,637
International	15,834	15,007

Total	$72,818	$49,644

19.	Commitments and Contingencies

Acquisition Agreement with Third Party Donor Recovery Agency - On December 28, 2012, RTIDS acquired certain assets related to the tissue procurement operations of a third party donor recovery agency. Under the terms of the asset transfer agreement, the maximum purchase price is $3,900 in cash, of which $3,000 was paid at closing. In addition to the $3,000 closing payment, RTIDS agreed to pay the third party donor recovery agency up to an additional $900 in connection with the assignment to RTIDS of contracts with designated hospitals and medical examiners, of which RTIDS paid $761 through the third quarter of 2013. The remaining balance of the contingent payment is recorded in accrued expenses and within thirty days following the end of each calendar quarter during 2013, RTIDS shall pay the third party donor recovery agency the additional closing costs for the designated hospital contracts assigned or relationships transferred during the quarter for which the applicable payment is due.

Dental Distribution Agreement with Zimmer—On September 3, 2010, the Company and Zimmer Dental Inc. (“Zimmer”), a subsidiary of Zimmer, Inc., entered into an exclusive distribution agreement (the “Agreement”), with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of the Agreement, the Company has agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer has agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer’s exclusive distribution rights, Zimmer agreed to the following: 1) payment to the Company of $13,000 within ten days of the effective date (“the Upfront Payment”), 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year, and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer’s ability to distribute the implants, Zimmer may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in the Agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by the Company to the satisfaction of Zimmer. The Upfront Payment, the Annual Exclusivity Fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the Upfront Payment and the Annual Exclusivity Fees are deferred as received and are being recognized as other revenues over the term of the Agreement based on the expected contractual escalating annual purchase minimums relative to the total contractual minimum purchase requirements in the Agreement. Additionally, the Company has considered the potential impact of the Agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to the Agreement.

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

Distribution Agreement with Davol—On July 13, 2009, the Company and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement, 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The non-refundable fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the $8,000 and $3,500 exclusivity payments have been deferred and are being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. The straight-line method approximates the expected pattern of product distribution based on the distribution agreement’s contractual annual minimum purchase requirements. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013. As a result, the Company recognized $1,715 of additional deferred revenue as other revenues during the first quarter of 2013 due to the acceleration of deferred revenue recognition.

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

Distribution Agreement with Medtronic, Inc. —The Company has a non-exclusive distribution agreement with Medtronic, Inc. (“Medtronic”) for specialty allograft and bone paste for use in spinal surgery. Medtronic does not make any significant upfront or periodic payments to the Company in conjunction with this agreement.

Leases—The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates beyond 2017. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. At September 30, 2013, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

Operating
Leases
2013	$559
2014	1,685
2015	739
2016	248
2017 and beyond	148

$3,379

Legal and Regulatory Actions—The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of September 30, 2013 will have a material adverse impact on its financial position or results of operations.

Biomedical Tissue Service, Ltd.—The Company was named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the tissue recovery practices of Biomedical Tissue Service, Ltd. (“BTS”), an unaffiliated recovery agency and BTS’s owner, the late, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its activities. These cases generally alleged that the Company had liability for interference with the rights of the surviving next of kin as perpetrated by BTS and the funeral homes. As a result of increased judicial clarity during the second quarter of 2012 regarding timing of litigation, and anticipated increases in legal activity and expense flowing therefrom, the Company determined that the cost of continuing an aggressive legal defense for certain of the lawsuits would be significant. Therefore, in order to mitigate the Company’s financial exposure, an agreement was reached to settle 29 of the lawsuits for which our insurer was not paying for the legal fees. Pursuant to the settlement of these lawsuits, the Company recorded a litigation settlement charge of $2,350 in the second quarter of 2012 which was paid in the third quarter of 2012.

The Company, through its affiliation with RTIDS, currently has $2,000 in answerable indemnity insurance, with non-eroding defense limits. On July 25, 2013, the Company and attorneys for the majority of the remaining donor family cases signed an agreement to settle those cases for an upfront payment of $2,700 with a contingent interest in any recovery in the Company’s litigation with its insurer, in the amount of $300. In the event the $300 has not been recovered from the insurance company by January 15, 2015, the Company will guarantee its payment. Pursuant to the settlement of these lawsuits, the Company recorded a litigation settlement charge of $3,000 in the second quarter of 2013. The resolution of these cases related to BTS effectively brought to conclusion any reasonable probability for materially adverse impact on our business, financial conditions, or results of operations.

Lanx, Inc. filed suit in the second quarter of 2013 against Pioneer in the United States District Court, District of Colorado, alleging that one of the Company’s medical devices infringes certain of Lanx’s United States intellectual property rights, and seeking monetary damages and threatening injunctive relief. The parties are currently in discovery and litigation is ongoing. The Company has given notice to the former Pioneer stockholders’ agent of an indemnification claim against the Pioneer escrow fund. The Company denies the allegations of infringement, believes it has meritorious defenses, and intends to vigorously defend itself.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

On October 23, 2012, the Company received a warning letter from the U.S. Food and Drug Administration (“FDA”) related to environmental monitoring activities in certain areas of its processing facility in Alachua, Florida. The FDA re-inspected the processing facility in Alachua, Florida in September 2013 and determined that the Company had addressed the FDA’s concerns from the previous inspection. On October 29, 2013, the Company received a final close out letter from the FDA to formally resolve their concerns. The warning letter did not restrict the Company’s ability to process or distribute implants, nor did it require the withdrawal of any implants from the marketplace.

20.	Related Parties

From October 2012 through April 2013, the Chairman of the Company’s board of directors was Interim Chief Financial Officer of Stryker Corporation (“Stryker”). Effective May 2013, the Chairman of the Company’s board of directors resumed his previous role as Vice President, Corporate Secretary of Stryker. The Company has a spine distribution agreement, with one year automatic renewals in June, and a BGS and general orthopedic distribution agreement, with two year automatic renewals in May, with Stryker.

During the three months ended September 30, 2013 and 2012, the Company recognized revenues of $651 and $1,652, respectively, and during the nine months ended September 30, 2013 and 2012, the Company recognized revenues of $2,087 and $4,676, respectively, on distributions to Stryker. Distributions to Stryker for the three months ended September 30, 2013 and 2012 represented 1.2% and 3.7%, respectively, and for the nine months ended September 30, 2013 and 2012 represented 1.5% and 3.5%, respectively, of the Company’s total revenues. Trade accounts receivable due from Stryker totaled $402 and $552 at September 30, 2013 and December 31, 2012, respectively. Trade accounts payable due to Stryker totaled $94 and $18 at September 30, 2013 and December 31, 2012, respectively.

21.	Subsequent Events

The Company evaluated subsequent events as of the issuance date of the condensed consolidated financial statements, November 7, 2013, and determined that there were no applicable recognized events or transactions required to be recorded or disclosed in the financial statements, except for the following matters: on October 12, 2013, the Company entered into a replacement distribution agreement with Medtronic, pursuant to which Medtronic will distribute certain allograft implants for use in spinal, general orthopedic and trauma surgery. Under the terms of the agreement, Medtronic will be a non-exclusive distributor except for certain specified implants for which Medtronic will be the exclusive distributor. Medtronic will maintain its exclusivity with respect to these specified implants unless the cumulative fees received by us from Medtronic in respect of these specified implants decline by a certain amount during any trailing 12-month period. The initial term of the agreement will continue through December 31, 2017, unless earlier terminated in accordance with the agreement. This initial term will automatically renew for successive five-year periods, unless either party provides written notice of its intent not to renew at least one year prior to the expiration of the initial term or the applicable renewal period. The agreement supersedes and replaces our prior distribution agreement with Medtronic which would have expired in accordance with its terms in June 2014.

On October 29, 2013, the Company received a final close out letter from the FDA to formally resolve their concerns. The warning letter did not restrict the Company’s ability to process or distribute implants, nor did it require the withdrawal of any implants from the marketplace.

At a special meeting of stockholders held on November 7, 2013, the Company obtained stockholder approval in accordance with Nasdaq listing rules for the issuance of shares of the Company’s common stock upon conversion of the Series A Convertible Preferred Stock in excess of 19.99% of the common stock outstanding prior to such issuance. The Series A Convertible Preferred Stock will continue to accrue dividends at a rate of 6% per annum.

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

Management Overview

RTI Surgical, Inc. together with its subsidiaries, designs, develops, manufactures and distributes surgical implants for use in a variety of surgical procedures. We are a leader in providing natural tissue implants as well as metal and synthetic implants for the benefit of surgeons and patients worldwide. We process donated human musculoskeletal and other tissues including bone, cartilage, tendons, ligaments, fascia lata, pericardium, sclera and dermal tissues, as well as bovine and porcine animal tissues to produce allograft and xenograft implants. We process the majority of our natural tissue implants using our proprietary BIOCLEANSE, TUTOPLAST, and CANCELLE SP sterilization processes. In addition, we manufacture, market, and distribute metal and synthetic implants for treatment of spinal and other orthopedic disorders. Our implants are used in the fields of spine, sports medicine, surgical specialties, bone graft substitutes and general orthopedic, dental and ortho fixation. We distribute our implants to hospitals and surgeons in the United States and Internationally through a direct distribution organization, as well as through a network of independent distributors. We were founded in 1997 and are headquartered in Alachua, Florida.

Domestic distributions and services accounted for 89% of total revenues in the first nine months of 2013. Most of our implants are distributed directly to doctors, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 11% of total revenues in the first nine months of 2013. Our implants are distributed in over 45 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

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

Acquisition of Pioneer Surgical Technology, Inc.

We completed our acquisition of Pioneer Surgical Technology, Inc., a Michigan corporation (“Pioneer”), on July 16, 2013. Under the terms of the merger agreement dated June 12, 2013, we acquired Pioneer for $126.3 million in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity. We obtained from Toronto-Dominion Bank, N.A., TD

Securities “USA” LLC (“TD Bank”) and Regions Bank, a 5 year, $80.0 million senior secured facility, which includes a $60.0 million term loan and a $20.0 million revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 175 basis points in excess of the one month LIBOR rate. The $20.0 million revolving credit facility replaced our previous $15.0 million U.S. credit facility. Additionally, we received $50.0 million in gross proceeds from a private placement of convertible preferred equity to Water Street Healthcare Partners, a leading healthcare-focused private equity firm. The convertible preferred stock will be convertible into shares of our common stock, subject to the satisfaction of certain conditions. The convertible preferred stock will also accrue dividends at a rate of 6% per year, subject to adjustment under specified conditions. For the nine months ended September 30, 2013, we recorded $1.9 million in financing costs.

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

The acquisition of Pioneer is being accounted for under ASC (“Accounting Standards Codification”) 805, Business Combinations. Pioneer’s results of operations are included in the consolidated financial statements for periods ending after July 16, 2013, the acquisition date. Given the date of the acquisition, we have not completed the valuation of assets acquired and liabilities assumed, which is in process, however, we expect to complete the analysis by the third quarter of 2014. Acquisition expenses of $4.3 million and $5.8 million were incurred in the three and nine months ended September 30, 2013 and are reflected separately in the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income.

Additionally, on July 16, 2013, we changed our name from RTI Biologics, Inc. to RTI Surgical, Inc.

Outlook and Trends

As a result of the Pioneer acquisition described above, comparisons with prior periods are difficult to make at a detailed level and changes from period to period are, in many cases, not meaningful. Due to the impact of the Pioneer’s operations in the third quarter, our total revenues increased for the three and nine months ended September 30, 2013. However, negative financial trends we have been experiencing in prior quarters have continued to negatively impact our revenues and our net income in the three months ended September 30, 2013. We believe the most significant factors contributing to the adverse financial trends are lower than expected volumes in our spine business, customer uncertainty surrounding our October 2012 warning letter (now closed out) and resulting shift to alternative solutions, a slower than expected ramp in our new direct surgical specialties business and lower than projected volumes due to shortages in tissue supply. In addition, revenues from Pioneer products were lower than we anticipated. To the extent these negative trends continue, they could have a material adverse impact on our liquidity and results of operations.

Three and Nine Months Ended September 30, 2013 Compared with Three and Nine Months Ended September 30, 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)

Revenues from tissue distribution:
Spine	$17,600	$10,187	$38,920	$28,532
Sports medicine	9,532	11,811	31,700	38,573
Surgical specialties	6,730	7,880	20,559	24,136
BGS and general orthopedic	7,692	7,916	19,093	21,947
Dental	4,963	5,240	14,142	15,678
Ortho fixation	6,704	—	6,704	—
Other revenues	1,521	1,532	6,355	4,640

Total revenues	$54,742	$44,566	$137,473	$133,506

Domestic revenues	49,295	39,643	122,822	116,707
International revenues	5,447	4,923	14,651	16,799

Total revenues	$54,742	$44,566	$137,473	$133,506

Three Months Ended September 30, 2013 Compared With Three Months Ended September 30, 2012

Revenues. Our total revenues increased by $10.2 million, or 22.8%, to $54.7 million for the three months ended September 30, 2013 compared to $44.6 million for the three months ended September 30, 2012. Our revenues increased as a result of the acquisition of Pioneer which closed on July 16, 2013 and includes Pioneer’s revenues for the period July 16, 2013 to September 30, 2013. Our revenues were negatively impacted in the three months ended September 30, 2013 as a result of continued customer reaction to a U.S. Food and Drug Administration warning letter received in the fourth quarter of 2012.

Spine - Revenues from spinal implants increased $7.4 million, or 72.8%, to $17.6 million for the three months ended September 30, 2013 compared to $10.2 million for the three months ended September 30, 2012. Spine revenues increased primarily as a result of higher average revenue per unit of 5.0%, primarily due to changes in distribution mix, partially offset by lower unit volumes of 0.3% and includes Pioneer’s revenues of $6.9 million.

Sports Medicine - Revenues from sports medicine allografts decreased $2.3 million, or 19.3%, to $9.5 million for the three months ended September 30, 2013 compared to $11.8 million for the three months ended September 30, 2012. Sports medicine revenues decreased primarily as a result of lower unit volumes of 9.5% and lower average revenue per unit of 10.8%, primarily due to changes in distribution mix.

Surgical Specialties - Revenues from surgical specialties allografts decreased $1.2 million, or 14.6%, to $6.7 million for the three months ended September 30, 2013 compared to $7.9 million for the three months ended September 30, 2012. Surgical specialties revenues decreased primarily as a result of lower unit volumes of 8.1% and lower average revenue per unit of 7.4%, primarily due to changes in distribution mix.

Bone Graft Substitutes (BGS) and General Orthopedic - Revenues from BGS and general orthopedic allografts decreased $224,000, or 2.8%, to $7.7 million for the three months ended September 30, 2013 compared to $7.9 million for the three months ended September 30, 2012. BGS and general orthopedic revenues decreased primarily as a result of lower unit volumes of 29.1% and lower average revenue per unit of 7.2%, primarily due to changes in distribution mix, partially offset by Pioneer’s revenues of $2.5 million.

Dental - Revenues from dental allografts decreased $277,000, or 5.3%, to $5.0 million for the three months ended September 30, 2013 compared to $5.2 million for the three months ended September 30, 2012. Dental revenues decreased primarily as a result of lower unit volumes of 2.6% and lower average revenue per unit of 3.3%, primarily due to changes in distribution mix.

Ortho Fixation – We did not offer ortho fixation products prior to the acquisition of Pioneer. Revenues from ortho fixation products for the three months ended September 30, 2013 were $6.7 million.

Other Revenues - Revenues from other sources consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees for the three months ended September 30, 2013 were $1.5 million and were comparable to the three months ended September 30, 2012.

International revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $524,000, or 10.6%, to $5.4 million for the three months ended September 30, 2013 compared to $4.9 million for the three months ended September 30, 2012. International revenues include Pioneer’s revenues of $1.4 million. On a constant currency basis, international revenues increased $277,000 million, or 5.6%.

Costs of Processing and Distribution. Costs of processing and distribution increased $11.5 million, or 50.5%, to $34.4 million for the three months ended September 30, 2013 compared to $22.9 million for the three months ended September 30, 2012.

Costs of processing and distribution increased as a percentage of revenues from 51.3% for the three months ended September 30, 2012 to 62.9% for the three months ended September 30, 2013. The increase was primarily the result of the acquisition of Pioneer and includes costs of processing and distribution of $4.4 million with no comparable costs in the prior year period, and preliminary purchase accounting step up adjustments to inventory of $6.9 million charged to costs of processing and distribution as inventory was sold.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $10.3 million, or 71.3%, to $24.8 million for the three months ended September 30, 2013 from $14.5 million for the three months ended September 30, 2012. Marketing, general and administrative expenses increased as a percentage of revenues from 32.5% for the three months ended September 30, 2012 to 45.4% for the three months ended September 30, 2013. The increase in expenses was primarily due to the acquisition of Pioneer includes marketing, general and administrative expenses from Pioneer of $9.1 million. As a result of the acquisition of Pioneer, marketing, general and administrative includes amortization of intangibles of $920,000 and one time integration costs of $637,000.

Research and Development Expenses. Research and development expenses increased $1.6 million, or 52.4%, to $4.7 million for the three months ended September 30, 2013 from $3.1 million for the three months ended September 30, 2012. As a percentage of revenues, research and development expenses increased from 7.0% for the three months ended September 30, 2012 to 8.7% for the three months ended September 30, 2013. The increase in expenses was primarily due to the acquisition of Pioneer and includes research and development expenses of $1.7 million.

Asset Abandonments. There were no asset abandonments for the three months ended September 30, 2013 compared to no asset abandonments for the three months ended September 30, 2012.

Acquisition expenses. Acquisition expenses related to acquisition of Pioneer were $4.3 million for the three months ended September 30, 2013.

Net Other Income. Net other income was $4,000 for the three months ended September 30, 2013 and was comparable to the three months ended September 30, 2012.

Income Tax Benefit (Provision). Income tax benefit for the three months ended September 30, 2013 was $5.1 million compared to an income tax provision of $1.3 million for the three months ended September 30, 2012. Our effective tax rate for the three months ended September 30, 2013 and 2012 was 37.5% and 31.8% respectively. Our effective tax rate for the three months ended September 30, 2013 as compared to 2012 was positively impacted by research tax credits with no comparable credits being recognized in the prior period.

Convertible preferred dividend. Convertible preferred dividend was $625,000 for the three months ended September 30, 2013. As a result of the acquisition of Pioneer and pursuant to the terms of the investment agreement with WSHP Biologics Holdings, LLC, (“WSHP”), we accrued $625,000 preferred dividend payable for the three months ended September 30, 2013 which was paid in October.

Nine Months Ended September 30, 2013 Compared With Nine Months Ended September 30, 2012

Revenues. Our total revenues increased by $4.0 million, or 3.0%, to $137.5 million for the nine months ended September 30, 2013 compared to $133.5 million for the nine months ended September 30, 2012. Our revenues increased as a result of the acquisition of Pioneer which closed on July 16, 2013 and includes Pioneer’s revenues for the period July 16, 2013 to September 30, 2013. However, our revenues were also negatively impacted in the nine months ended September 30, 2013 as a result of continued customer reaction to a U.S. Food and Drug Administration warning letter received in the fourth quarter of 2012.

Spine - Revenues from spinal implants increased $10.4 million, or 36.4%, to $38.9 million for the nine months ended September 30, 2013 compared to $28.5 million for the nine months ended September 30, 2012. Spine revenues increased primarily as a result of higher average revenue per unit of 1.9%, primarily due to changes in distribution mix and higher unit volumes of 10.0%, and includes Pioneer’s revenues of $6.9 million.

Sports Medicine - Revenues from sports medicine allografts decreased $6.9 million, or 17.8%, to $31.7 million for the nine months ended September 30, 2013 compared to $38.6 million for the nine months ended September 30, 2012. Sports medicine revenues decreased primarily as a result of lower unit volumes of 16.0%, and lower average revenue per unit of 2.2%, primarily due to changes in distribution mix.

Surgical Specialties - Revenues from surgical specialties allografts decreased $3.6 million, or 14.8%, to $20.6 million for the nine months ended September 30, 2013 compared to $24.1 million for the nine months ended September 30, 2012. Surgical specialties revenues decreased primarily as a result of lower unit volumes of 14.2% and lower average revenue per unit of 1.2%, primarily due to changes in distribution mix.

Bone Graft Substitutes (BGS) and General Orthopedic - Revenues from BGS and general orthopedic allografts decreased $2.9 million, or 13.0%, to $19.1 million for the nine months ended September 30, 2013 compared to $21.9 million for the nine months ended September 30, 2012. BGS and general orthopedic revenues decreased primarily as a result of lower unit volumes of 16.8% and lower average revenue per unit of 9.3%, primarily due to changes in distribution mix, partially offset by Pioneer’s revenues of $2.5 million.

Dental - Revenues from dental allografts decreased $1.5 million, or 9.8%, to $14.1 million for the nine months ended September 30, 2013 compared to $15.7 million for the nine months ended September 30, 2012. Dental revenues decreased primarily as a result of lower unit volumes of 8.6% and lower average revenue per unit of 1.9%, primarily due to changes in distribution mix.

Ortho Fixation – We did not offer ortho fixation products prior to the acquisition of Pioneer. Revenues from ortho fixation products for the nine months ended September 30, 2013 were $6.7 million.

Other Revenues - Revenues from other sources consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees increased by $1.7 million to $6.4 million for the nine months ended September 30, 2013 compared to $4.6 million for the nine months ended September 30, 2012. The increase was primarily due to the acceleration of deferred revenue recognition relating to Davol relinquishing their exclusive distribution rights in the hernia market in the first quarter of 2013.

International revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues decreased $2.1 million, or 12.8%, to $14.7 million for the nine months ended September 30, 2013 compared to $16.8 million for the nine months ended September 30, 2012. International revenues includes Pioneer’s revenues of $1.4 million. On a constant currency basis, international revenues decreased $2.5 million, or 14.8%.

Costs of Processing and Distribution. Costs of processing and distribution increased $8.7 million, or 12.4%, to $78.7 million for the nine months ended September 30, 2013 compared to $70.0 million for the nine months ended September 30, 2012.

Costs of processing and distribution increased as a percentage of revenues from 52.5% for the nine months ended September 30, 2012 to 57.3% for the nine months ended September 30, 2013. The increase was primarily the result of the acquisition of Pioneer and includes costs of processing and distribution of $4.4 million with no comparable costs in the prior year period, and preliminary purchase accounting step up adjustments to inventory of $6.9 million charged to costs of processing and distribution as inventory was sold.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $12.4 million, or 28.7%, to $55.6 million for the nine months ended September 30, 2013 from $43.2 million for the nine months ended September 30, 2012. Marketing, general and administrative expenses increased as a percentage of revenues from 32.3% for the nine months ended September 30, 2012 to 40.4% for the nine months ended

September 30, 2013. The increase in expenses was primarily due to the acquisition of Pioneer and includes marketing, general and administrative expenses from Pioneer of $9.1 million. As a result of the acquisition of Pioneer, marketing, general and administrative includes amortization of intangibles of $920,000 and one time integration costs of $637,000.

Research and Development Expenses. Research and development expenses increased by $1.9 million, or 20.6%, to $11.2 million for the nine months ended September 30, 2013 from $9.3 million for the nine months ended September 30, 2012. As a percentage of revenues, research and development expenses increased from 7.0% for the nine months ended September 30, 2012 to 8.1% for the nine months ended September 30, 2013. The increase in expenses was primarily due to the acquisition of Pioneer and includes research and development expenses of $1.7 million.

Asset Abandonments. There were no asset abandonments for the nine months ended September 30, 2013 compared to $18,000 for the nine months ended September 30, 2012.

Litigation settlement. The Company was named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the misconduct of Biomedical Tissue Service, Ltd. (“BTS”), and BTS’s owner, the late Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. In the second quarter of 2012, an agreement was reached to settle 29 of the lawsuits for which the Company recorded a litigation settlement charge of $2,350. In the third quarter of 2013, an agreement was reached to settle the remaining lawsuits. Pursuant to the settlement of the remaining lawsuits, the Company recorded a litigation settlement charge of $3,000 in the second quarter of 2013.

Acquisition expenses. Acquisition expenses related to acquisition of Pioneer were $5.8 million for the nine months ended September 30, 2013.

Net Other Income. There was $7,000 net other income for the nine months ended September 30, 2013 compared to $138,000 for the nine months ended September 30, 2012. The decrease in net other income is primarily attributable to lower interest income and higher interest expense.

Income Tax Benefit (Provision). Income tax benefit for the nine months ended September 30, 2013 was $6.8 million compared to an income tax provision of $2.7 million for the nine months ended September 30, 2012. Our effective tax rate for the nine months ended September 30, 2013 and 2012 was 40.3% and 30.3% respectively. On January 2, 2013 the American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law. The ATRA retroactively extended the research tax credit to the beginning of 2012 through 2013. Under ASC 740, Accounting for Income Taxes, the effects of the tax legislation are recognized upon enactment. Therefore, we recognized the tax benefit during the first quarter of 2013. Our effective tax rate for the period ended September 30, 2013 as compared to 2012 was positively impacted by the entire 2012 and a portion of the 2013 research tax credits with no comparable credits being recognized in the prior period.

Convertible preferred dividend. Convertible preferred dividend was $625,000 for the nine months ended September 30, 2013. As a result of the acquisition of Pioneer and pursuant to the terms of the investment agreement with WSHP Biologics Holdings, LLC, (“WSHP”), we accrued $625,000 preferred dividend payable for the nine months ended September 30, 2013 which was paid in October.

Liquidity and Capital Resources

Our working capital at September 30, 2013 increased $10.7 million to $139.9 million from $129.1 million at December 31, 2012. The increase in working capital was primarily due to the addition of the working capital acquired as part of the Pioneer acquisition, partially offset by the use of cash and cash equivalents in the acquisition of Pioneer.

At September 30, 2013, we had 49 days of revenues outstanding in trade accounts receivable, an increase of 5 days compared to December 31, 2012. The increase was due to lower cash receipts from customers than shipments and corresponding billings to customers during the first nine months of 2013.

At September 30, 2013 we had 333 days of inventory on hand, an increase of 31 days compared to December 31, 2012. The increase was primarily as a result of the acquisition of the Pioneer inventory and certain preliminary purchase price adjustments applied to the acquired Pioneer inventory. Excluding the preliminary purchase price adjustments applied to the acquired Pioneer inventory, days inventory on hand were 311. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $16.1 million of cash and cash equivalents at September 30, 2013. At September 30, 2013, our foreign subsidiaries held $805,000 in cash which is not available for use in the United States without incurring U.S taxes. United States income taxes have not been provided on the undistributed earnings of the Company’s German subsidiary. The Company’s intention is to permanently reinvest earnings in its German subsidiary. As of December 31, 2012 and September 30, 2013, the amount of undistributed earnings related to our foreign subsidiaries considered to be indefinitely reinvested was $10.4 million and $8.5 million, respectively. We do not believe that our policy of permanently reinvesting undistributed earnings outside the U.S. will have a material effect on the business as a whole.

Our long term obligations at September 30, 2013 increased $68.3 million to $68.4 million from $120,000 at December 31, 2012. The increase in long term obligations was primarily due to the acquisition of Pioneer which closed on July 16, 2013. At September 30, 2013, we have $14.0 million of borrowing capacity available under our revolving credit facilities.

As of September 30, 2013, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

On July 16, 2013, we completed our acquisition of Pioneer. Under the terms of the merger agreement dated June 12, 2013, we acquired Pioneer for $126.3 million in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity as summarized below:

(In thousands)

Cash proceeds from term loan	$60,000
Net cash proceeds from preferred share issuance	48,710
Cash from RTI Surgical	17,597

Total purchase price	$126,307

The Preferred Stock will accrue dividends at a rate of 6% per annum or $3.0 million payable in cash on a quarterly basis for each outstanding share of Preferred Stock. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period shall be accumulated and shall remain accumulated dividends with respect to such share of Preferred Stock until paid in cash. We paid the Preferred Stock dividend of $625,000 for the third quarter 2013 in October 2013.

Certain Commitments.

The Company’s short-term and long-term debt obligations and availability of credit as of September 30, 2013 are as follows:

	Outstanding	Available
	Balance	Credit
	(In thousands)
Short-term obligations:
Credit facilities	$—	$14,049
Long-term obligations:
Credit facilities	8,250	—
Term loan	60,000	—
Capital leases	160	—

Total	$68,410	$14,049

The following table provides a summary of our debt obligations, operating lease obligations, and other significant obligations as of September 30, 2013.

	Contractual Obligations Due by Period
	Total	2013	2014	2015	2016	After 2016
	(In thousands)

Debt obligations	$68,410	$20	$683	$5,294	$4,532	$57,881
Operating leases	3,379	559	1,685	739	248	148
Other significant obligations (1)	4,328	4,328	—	—	—	—
Unrecognized tax benefits	984	670	—	—	314	—

Total	$77,101	$5,577	$2,368	$6,033	$5,094	$58,029

(1)	These amounts consist of contractual obligations for tissue recovery development grants and licensing fees.

The Company was in compliance with all covenants related to its revolving credit facilities as of September 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2013. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and in Germany, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We do not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, we are subject to changes in interest rates. Based on September 30, 2013 outstanding obligations, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on September 30, 2013 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

On July 16, 2013, we acquired Pioneer. We are currently integrating policies, processes, people, technology and operations for the combined companies. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities. Other than Pioneer, there have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We refer you to Part I, Item 1, Note 19 entitled “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

Item 1A.	Risk Factors

The acquisition of Pioneer Surgical Technology, Inc. (“Pioneer”) may create uncertainty for our suppliers, employees and business partners.

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

The issuance of Preferred Stock to Water Street may adversely affect the market price of our common stock.

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

In addition, our Amended and Restated Certificate of Incorporation and our Investor Rights Agreement with Water Street provide that Water Street has the right to designate and nominate, respectively, directors to our Board of Directors such that the percentage of our board members so designated or nominated is approximately equal to Water Street’s percentage equity ownership interest in the company. The maximum number of directors that Water Street is able to designate or nominated is two, with at least one of such directors to serve on each of our Board committees. If Water Street’s ownership of our share capital on an as-converted basis falls below 5% (calculated on a fully diluted basis, assuming conversion of the Preferred Stock at the then-existing conversion price), Water Street would have no further director designation or nomination rights under our Amended and Restated Certificate of Incorporation or the investor rights agreement.

In addition, the ownership position and the governance rights of Water Street could discourage a third party from proposing a change of control or other strategic transaction with us.

We incurred significant transaction and acquisition-related costs in connection with the acquisition.

In the nine months ended September 30, 2013, we incurred charges of approximately $5.8 million in outside costs, including legal, accounting and financial advisory fees, which were expensed as part of the acquisition. In addition, the combined company expects to incur integration costs associated with the acquisition. These integration costs will be charged to operations in the fiscal quarter in which they are incurred, which could adversely affect the financial condition, results of operations and cash flows of the combined company.

Our level of indebtedness that we incurred in connection with the acquisition of Pioneer could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us  from meeting our obligations under the agreements relating to our indebtedness.

Our level of indebtedness that we incurred in connection with the acquisition of Pioneer could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and could potentially prevent us from meeting our obligations under the agreements relating to our indebtedness. In connection with the closing of the acquisition, we obtained from our lenders a 5-year, $80 million senior secured facility, which includes a $60 million term loan and a $20 million revolving credit facility. Additionally, we issued Preferred Stock to Water Street for $50 million in gross proceeds. The Preferred Stock accrues dividends at a rate of 6% per annum, subject to adjustment to 12% per annum if we do not obtain shareholder approval to remove certain restrictions that limit the conversion of our outstanding Preferred Stock and the number of shares of our common stock issuable upon such conversion within 180 days following the date of issuance of the Preferred Stock. Dividends are payable in cash on a quarterly basis for each outstanding share of Preferred Stock. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period shall be accumulated and shall be added to the liquidation value with respect to such share of Preferred Stock.

We may not be able to successfully integrate our acquisition of Pioneer or realize all of the anticipated benefits.

We expect to achieve various benefits from combining our and Pioneer’s resources, as well as cost savings from a combined operation. Achieving the anticipated benefits of the acquisition will depend in part upon whether our two companies integrate our businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully or in a timely manner. The consolidated statement of operations data for the three and nine months ended September 30, 2013 includes the impact of the Pioneer acquisition beginning on July 16, 2013, the date of acquisition. Comparisons with prior periods are difficult, and although our total revenues increased in the third quarter as a result of the Pioneer acquisition, negative financial trends we have been experiencing in prior quarters have continued to negatively impact our revenues and our net income in the three months ended September 30, 2013. In addition, revenues from Pioneer products were lower than we anticipated. If the trends in these markets continue, they may have a material adverse effect on the company. The integration of Pioneer with our operations requires significant attention from management and may impose substantial demands on our operations. Any inability of management to integrate successfully the operations of our two companies, or to do so in a timely manner, could have an adverse effect on the combined company or the expected benefits from the acquisition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 6.	Exhibits

3.1(1)	Certificate of Designation of Series A Convertible Preferred Stock of RTI Surgical, Inc., dated July 16, 2013.

3.2(1)	Certificate of Ownership and Merger dated July 16, 2013.

10.1(1)	Second Amended and Restated Loan Agreement dated July 16, 2013 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.

10.2(1)	Amendment to Investment Agreement, dated as of July 15, 2013 by and among RTI Biologics, Inc. and WSHP Biologics Holdings, LLC.

10.3(1)	Investor Rights Agreement dated as of July 16, 2013 by and between RTI Surgical, Inc. and WSHP Biologics Holdings, LLC.

10.4(1)	Form of Water Street Director Indemnification Agreement.

10.5(1)	Form of Director Indemnification Agreement.

31.1	Certification of the President and Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by President and Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same numbered exhibit of RTI Surgical, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTI SURGICAL, INC. (Registrant)

By:	/s/ Brian K. Hutchison
Brian K. Hutchison President and Chief Executive Officer

By:	/s/ Robert P. Jordheim
Robert P. Jordheim Executive Vice President and Chief Financial Officer

Date: November 7, 2013

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Certificate of Designation of Series A Convertible Preferred Stock of RTI Surgical, Inc., dated July 16, 2013.

3.2(1)	Certificate of Ownership and Merger dated July 16, 2013.

10.1(1)	Second Amended and Restated Loan Agreement dated July 16, 2013 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.

10.2(1)	Amendment to Investment Agreement, dated as of July 15, 2013 by and among RTI Biologics, Inc. and WSHP Biologics Holdings, LLC.

10.3(1)	Investor Rights Agreement dated as of July 16, 2013 by and between RTI Surgical, Inc. and WSHP Biologics Holdings, LLC.

10.4(1)	Form of Water Street Director Indemnification Agreement.

10.5(1)	Form of Director Indemnification Agreement.

31.1	Certification of the President and Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by President and Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same numbered exhibit of RTI Surgical, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013.