Form 10-K
period 2013-12-31
RTI SURGICAL, INC.
filed 2014-03-10
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013), was approximately $211.8 million.

The number of shares of Common Stock outstanding as of February 28, 2013 was 56,602,063.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

RTI SURGICAL, INC.

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

Company Overview

We are a leader in the use of natural tissues, metals and synthetics to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process donated human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue, and bovine and porcine animal tissue in producing allograft and xenograft implants utilizing proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE™ SP sterilization processes and manufacture metal and synthetic implants for distribution to hospitals and surgeons. We process tissue at two facilities in Alachua, Florida and one facility in Neunkirchen, Germany, and manufacture metal and synthetic implants in Marquette, Michigan and Greenville, North Carolina. We distribute our implants and services in all 50 states and in over 45 countries worldwide.

We distribute human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. Our lines of business are comprised primarily of six categories: spine, sports medicine, surgical specialties, bone graft substitutes and general orthopedic (“BGS and general orthopedic”), dental and ortho fixation. The following table presents revenues from these six categories and other revenues and their respective percentages of our total revenues for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	(In thousands)
Revenues:
Spine	$57,334	28.9%	$38,866	21.9%	$39,722	23.5%
Sports medicine	42,594	21.5%	51,197	28.7%	48,122	28.4%
Surgical specialties	27,666	14.0%	30,897	17.3%	30,328	17.9%
BGS and general orthopedic	27,864	14.1%	29,308	16.5%	26,291	15.5%
Dental	19,779	10.0%	21,435	12.0%	18,392	10.9%
Ortho fixation	14,525	7.3%	—	—	—	—
Other revenues	8,217	4.2%	6,410	3.6%	6,461	3.8%

Total revenues	$197,979	100.0%	$178,113	100.0%	$169,316	100.0%

Domestic revenues	$177,207	89.5%	$156,803	88.0%	$148,315	87.6%
International revenues	20,772	10.5%	21,310	12.0%	21,001	12.4%

Total revenues	$197,979	100.0%	$178,113	100.0%	$169,316	100.0%

For additional financial information concerning our operating performance, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report and our Consolidated Financial Statements in Part II, Item 8 of this report.

Corporate Information

We were incorporated in 1997 in Florida as a wholly-owned subsidiary of the University of Florida Tissue Bank, (“UFTB”). We began operations on February 12, 1998 when UFTB contributed to us its allograft processing operations, related equipment and technologies, distribution arrangements, research and development activities and certain other assets. At the time of our initial public offering in August 2000, we reincorporated in the State of Delaware. In July 2013, we completed our acquisition of Pioneer Surgical Technology, Inc. (“Pioneer”) and in connection with the acquisition changed our name from RTI Biologics, Inc. to RTI Surgical, Inc. The results of Pioneer’s operations have been included in our consolidated financial statements since the date of acquisition. Our principal offices are located at 11621 Research Circle, Alachua, Florida, and our phone number is (386) 418-8888.

Industry Overview

Defects in bone and other human tissue can be caused by a variety of sources including trauma, congenital defects, aging, revision of joint replacements, infectious disease, cancer and other similar conditions. The predominant method used to repair injured or defective tissue is surgical intervention, primarily through the use of surgical implants. When considering a surgical procedure for tissue repair, surgeons and patients have a number of treatment options including:

•	metals and synthetics;

•	“xenograft” tissue from an animal source;

•	“autograft” tissue from the patient; and

•	“allograft” tissue from another human donor.

Depending on the specific surgery, surgeons may elect to use any number of these treatment options. We offer a broad line of metal, synthetic, xenograft and allograft solutions to meet their needs.

Metals and Synthetics

The medical community has used metal and synthetic materials for implant procedures for many years. Metal and synthetic technologies are used to create both surgical implants as well as instruments used in surgical procedures. These implants are used in a variety of procedures in spine, cardiothoracic, trauma and other areas. Typical metals used include surgical stainless steel and titanium. These materials are chosen for their strength and durability. Synthetic implants provide alternative implant options for surgeons and also increase availability due to the variable supply of allograft. One common example of a synthetic material is polyetheretherkeytone (PEEK).

Xenograft Tissue

Xenograft tissue-based implants are common in many areas of medicine including cardiac and vascular procedures, soft tissue repair and wound care. Xenograft based implants are also used in the repair of bone defects in orthopedic surgery as carriers for demineralized bone matrix and bone morphogenic protein products. The production of xenograft implants involves recovering animal tissue, typically from cattle (bovine) or pigs (porcine), processing and sterilization, and then transplanting the xenograft implant into a human patient.

Autograft and Allograft Tissue

Many surgeons use autograft and allograft tissue in their surgical procedures to take advantage of their natural characteristics. Autograft procedures involve a surgeon harvesting tissue from one part of a patient’s body for transplant to another part of the body. Allograft tissues are recovered from cadaveric donors, processed for certain intended uses and then transplanted by a surgeon into the patient’s body to make the needed repair.

Autograft and allograft implants are not only “osteoconductive,” meaning they provide a scaffold for new bone to attach itself to, but can be “osteoinductive” as well, meaning they stimulate the growth of new tissue.

A significant drawback to autograft procedures is that they require an additional surgery to recover the tissue from a second site in the patient’s body. Often in autograft procedures, the site where the patient’s tissue is harvested becomes painful and uncomfortable, and can take longer to heal than the primary surgical site. Additional complications can involve infection, nerve and arterial injury and joint instability. Moreover, a patient may not have sufficient quantities of quality autograft tissue for transplant procedures.

Marketing and Distribution

Our implants are used primarily in the following markets: spine, sports medicine, surgical specialties, BGS and general orthopedic, dental and ortho fixation. Our current implants range from allografts, xenografts, synthetics and metals that are precision machined for specific surgical applications to grafts conventionally processed for general surgical uses.

Spine

We design, manufacture, and distribute surgical implants and instruments used in the treatment of conditions affecting the spine and musculoskeletal system caused by degenerative conditions, deformities or traumatic injury of the spine. Our surgical implants include allograft and synthetic interbodies, bone graft substitutes, rods, pedicle screws and plates.

Our spine allografts are marketed domestically through our non-exclusive relationships with Aesculap Implant Systems, Inc. (“Aesculap”), Alphatec Spine, Inc. (“Alphatec”), Integra Life Sciences Corporation (“Integra”), Medtronic, Inc. (“Medtronic”), Orthofix International NV (“Orthofix”), Stryker Spine a division of Stryker Corporation (“Stryker”), and Zimmer, Inc. (“Zimmer”). Our spine metals and synthetics are marketed through a network of independent distributors.

Sports Medicine

Many repetitive use and sports-related injuries can be addressed with allograft implants. The most prevalent surgeries include repairs to the anterior cruciate ligament (“ACL”), in the knee, and rotator cuff, in the shoulder. Our principal sports medicine allografts are tendons for ligament reconstruction and our meniscal allografts for transplantation. Many of our sports medicine allografts utilize our patented pre-shape technology and are shaped to fit surgeon’s requirements making them easier and/or faster to implant.

Our sports medicine implants such as our BioCleanse Meniscus, Bone-Tendon-Bone Select, BioCleanse Peroneus Longus, fresh-stored osteochondral (“OC”) allograft for cartilage repair, Matrix HD dermis implants for wound repair and our Fresh OC Talus are marketed domestically through our direct biologics representatives and through our network of independent distributors and internationally through a network of independent distributors.

Surgical Specialties

We process and distribute implants for surgical specialties which include hernia repair, breast reconstruction, ophthalmology and urology.

We distribute through Integra for our bovine pericardium and dural repair applications, Davol, Inc., a subsidiary of C. R. Bard, Inc. (“Davol”) for hernia repair and breast reconstruction, IOP, Inc. (“IOP”) for ophthalmology and Coloplast A/S of Denmark (“Coloplast”) for urology. We also have developed a direct distribution organization and a network of independent distributors.

BGS and general orthopedic

Allograft Paste. Surgeons principally use our allograft paste implants, which are composed of demineralized bone matrix (“DBM”) and in some cases a biologic gel carrier, in fracture treatment, bone and joint reconstruction and periodontal applications, such as ridge augmentation for dental implants.

Our allograft paste implants are marketed under Osteofil® by Medtronic, Puros® DBM by Zimmer and the Optefil™, Opteform®, Regenafil® and Regenaform® brands with Exactech, Inc. (“Exactech”) and we distribute directly the BioSet®, BioReady™ and BioAdapt™ families of paste implants through our direct distributor force, a network of independent distributors and our international distribution network. Our DBM Boat implants are marketed under BIO DBM by Stryker.

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

We distribute our dental implants exclusively through Zimmer.

Ortho fixation

The ortho fixation includes instruments and implants for trauma and cardio thoracic markets. Our trauma implants include devices used to stabilize damaged or broken bones. Our cardio thoracic implants include cable and plating systems used to close median sternotomies.

Our trauma implants are distributed through Zimmer and DePuy Synthes (“Synthes”), a Johnson & Johnson Inc. subsidiary. Our cardio thoracic implants are distributed through a direct distribution organization and a network of independent distributors.

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

The TUTOPLAST® Tissue Sterilization Solution

The TUTOPLAST® tissue sterilization process utilizes solvent dehydration and chemical inactivation to remove blood, lipids and extraneous materials, and inactivate viruses and break down RNA and DNA into fragments not capable of replication and disease transmission while preserving the biological and mechanical properties.

We apply the TUTOPLAST® process to two types of preserved allografts: soft tissue, consisting of fascia lata, fascia temporalis, pericardium, dermis and sclera; and bone tissue, consisting of various configurations of cancellous and cortical bone material. Processed pericardium, fascia lata and dermis are collagenous tissue used to repair, replace or line native connective tissue primarily in dental, ophthalmology, urology, plastic and reconstructive surgeries. Dermis is also used in hernia repair and pelvic floor reconstruction. Sclera is used in ophthalmology procedures such as anterior and posterior segment patch grafting applications for glaucoma, retina and trauma surgery and oculoplastics, as well as contour wrapping of an orbital implant. Processed cortical and cancellous bone material is used in a wide variety of applications in spine, orthopedic and dental surgeries.

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

We have relationships with over 20 tissue donor recovery agencies across the country. We also have relationships outside the United States. Our largest single donor recovery group represented 13% of our musculoskeletal donor tissue for the year ended December 31, 2013. We believe additional recovery group relationships would be available if needed and consequently that the loss of any one of our sources of donor tissue would not have a material impact on our operating results.

We continue to develop new xenograft tissue implants. Implants processed from xenograft tissue are regulated by the FDA as devices and require approval or licenses from the FDA prior to marketing in the United States. The sources of our bovine animal tissues are regulated closed herds. We believe the continued development of our xenograft implants will help us meet unmet demand for certain allografts and also allow us to develop new biological implants that cannot currently be made due to structural limitations of human tissue.

Research and Development

Our research and development (“R&D”) costs for the years ended December 31, 2013, 2012 and 2011 were $15.2 million, $12.2 million and $9.8 million, respectively. In 2013, we continued to increase our investment in our R&D efforts by funding new projects including research and development projects at our facilities in legacy Pioneer Surgical Technology locations and in Neunkirchen, Germany. Our scientists and engineers are focusing their studies on delivering optimal regenerative medicine and life-restoring solutions through allograft and xenograft, expanding the uses of the BioCleanse® and TUTOPLAST® processing technologies, and expanding surgical offerings in the markets we serve.

We plan to continue to develop new implants and technologies within our current markets, and to develop additional technologies for other markets to address unmet clinical needs. We plan to do this by building on our core technology platforms: BIOCLEANSE®, TUTOPLAST®, precision machining, assembled grafts, tissue-mediated osteoinduction and our newly acquired metal and synthetics design and production expertise. We operate a dedicated research team working on advanced technologies, and have embedded development/technical teams who work with the business/marketing teams focused on expanding the scope and scale of existing competencies such as tissue machining and sterilization, and metal and synthetics manufacturing to meet specific surgical needs. This approach has resulted in the development of core science platforms, a pipeline of concepts for development and marketing, and focused projects to meet immediate needs.

In 2013, we launched 21 new implants in spine, sports medicine, surgical specialties and BGS and general orthopedics developed by our research and development teams.

Intellectual Property

Our business depends upon the significant know-how and proprietary technology we have developed. To protect this know-how and proprietary technology, we rely on a combination of trade secret laws, patents, licenses, trademarks and confidentiality agreements. The effect of these intellectual property rights is to define zones of exclusive use of the covered intellectual property. The duration of patent rights generally is 20 years from the date of filing of priority application, while trademarks, once registered, are essentially perpetual. Our trademarks and service marks provide us and our implants with a certain amount of brand recognition in our markets. However, we do not consider any single patent, trademark or service mark material to our financial condition or results of operations. We have also entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies. In addition, we rely on our substantial body of know-how, including proprietary tissue recovery techniques and processes, research and development, tissue processing and quality assurance.

Our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes are covered by one or more U.S. and/or foreign patents, patent applications or trade secrets. Other U.S. and foreign holdings include patents, patent applications or trade secrets relating to or covering certain precision machined allograft intervertebral spacers and other spinal implants; matrix compositions including various bone graft substitutes; membrane tissue implants; and ligament, tendon or meniscus reconstruction and repair with certain precision shaped and/or assembled bone and soft tissue implants.

Intellectual property gained by the acquisition of Pioneer in July 2013 includes U.S. and/or foreign patents, patent applications or trade secrets related to or covering bone graft substitutes; interbody fusion and motion implants; spinal and orthopedic plates; spinal rods, cables and screws and spinal fixation systems and related instrumentation.

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the risk of an infringement claim against us grows. While we attempt to ensure that our implants and methods do not infringe other parties’ patents and proprietary rights, our competitors may assert that our implants, and the methods we employ, are covered by patents held by them. In addition, our competitors may assert that future implants and methods we may employ infringe their patents. If third parties claim that we infringe upon their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling the affected implant. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We have in the past been, and may in the future be, involved in litigation relating to our intellectual property.

Competition

Competition in the medical implant industry is intense and subject to rapid technological change and evolving industry requirements and standards. Companies within the industry compete on the basis of design of related instrumentation, efficacy of implants, relationships with the surgical community, depth of range of implants, scientific and clinical results and pricing.

Our principal competitors in the conventional allograft market include the Musculoskeletal Transplant Foundation (“MTF”), AlloSource, LifeCell, Inc., a subsidiary of Kinetic Concepts Inc. and LifeNet. Among our competitors in precision machined allograft are MTF, LifeNet and AlloSource. Other companies who process and distribute allograft pastes include Medtronic, AlloSource, Integra, Wright and MTF. Companies who process and distribute xenograft tissue include Synovis, LifeCell, Cook Surgical and Medtronic.

We consider our principal competitors in the metal and synthetic markets to include Alphatec, Globus Medical, Inc. (“Globus”), NuVasive, Inc. (“NuVasive”) and Orthofix.

Government Regulation and Corporate Compliance

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

In the United States, our allograft implants are regulated by the FDA under Title 21 of the Code of Federal Regulations, Parts 1270 and 1271, “Current Good Tissue Practice for Human Cell, Tissue, and Cellular and Tissue-Based Products” (cGTP). Xenograft tissues and allograft bone paste are regulated as medical devices and subject to FDA 21 CFR, Part 820. Current Good Manufacturing Practices for Medical Devices and related statutes from the FDA. In addition, our U.S. operation is subject to certain state and local regulations, as well as compliance to the standards of the tissue bank industry’s accrediting organization, the American Association of Tissue Banks, (“AATB”).

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

The FDA and international regulatory bodies conduct periodic compliance inspections of both our U.S. and our German processing facilities. All operations are registered with the U.S. FDA Center for Devices and Radiological Health (“CDRH”) for device manufacturing locations and Center for Biologics Evaluation and Research (“CBER”) for human tissue recovery, processing and distribution locations and are certified to ISO 13485:2003. The Alachua facility is also accredited by the AATB and is licensed in the states of Florida, New York, California, Maryland, Delaware and Illinois. The Neunkirchen facility is registered with the German Health Authority (“BfArM”) as a pharmaceutical and medical device manufacturer and is subject to German drug law. We believe that worldwide regulation of allografts and xenografts is likely to intensify as the international regulatory community focuses on the growing demand for these implants and the attendant safety and efficacy issues of citizen recipients.

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

The FDA may regulate certain allografts as medical devices, drugs, or biologics, which would require that we obtain approval or product licensure from the FDA. This would occur in those cases where the allograft is deemed to have been “more than minimally manipulated or indicated for non-homologous use.” In general, “homologous use” occurs when tissue is used for the same basic function that it fulfilled in the donor. The definitional criteria for making these determinations appear in the FDA’s rules. If the FDA decides that certain of our current or future allografts are more than minimally manipulated or indicated for non-homologous use, it would require licensure, approval or clearances of those allografts. Allografts requiring such approval are subject to pervasive and continuing regulation by the FDA. We would be required to list these allografts as a drug, as a medical device, or as a biologic, and to manufacture them in specifically registered or licensed facilities in accordance with FDA regulation “Current Good Manufacturing Practices.” We would also be subject to post-marketing surveillance and reporting requirements. In addition, our manufacturing facilities and processes would be subject to periodic inspection to assess compliance with Current Good Manufacturing Practices. Our labeling and promotional activities would be subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of drugs, devices and biologics is also subject to more intensive regulation than is the case for human tissue implants.

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our implants sold in the United States are subject to the federal Food, Drug, and Cosmetic Act and the Public Health Services Act as implemented and enforced by the FDA. The regulations that cover our implants and facilities vary widely based on implant type and classification both in the United States, and from country to country. The amount of time required to obtain approvals or clearances from regulatory authorities also differs from country to country.

Unless an exemption applies, each medical device that we wish to commercially distribute in the United States will be covered by either premarket notification (“510(k)”) clearance or approval of a premarket approval application (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which typically requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring approval through the lengthy PMA process. Manufacturers of most class II medical devices are required to obtain 510(k) clearance prior to marketing their devices. To obtain 510(k) clearance, a company must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” in intended use and in technological and performance characteristics to another legally marketed 510(k)-cleared “predicate device.” By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance may take longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval.

Class III medical devices are required to undergo the PMA approval process in which the manufacturer must establish the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will typically conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. FDA reviews of PMA applications, generally can take between one and three years, or longer.

The medical devices that we develop, manufacture, distribute and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining FDA clearance and other regulatory approvals to develop and market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all. While we believe that we have obtained all necessary clearances and approvals for the manufacture and sale of our implants and that they are in material compliance with applicable FDA and other material regulatory requirements, there can be no assurance that we will be able to continue such compliance. After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include: product listing and establishment registration; Quality System Regulation (“QSR”) which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process; labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses or indications; clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices; approval of product modifications that affect the safety or effectiveness of one of our PMA approved devices; Medical Device Reporting regulations, which require that manufacturers report to FDA if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations; regulations pertaining to voluntary recalls; and notices of corrections or removals.

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. Moreover, governmental authorities outside the United States have become increasingly stringent in their regulation of medical devices, and our products may become subject to United States more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations. The European Commission (“EC”) has harmonized national regulations for the control of medical devices through European Medical Device Directives with which manufacturers must comply. Under these new regulations, manufacturing plants must have received CE certification from a “notified body” in order to be able to sell products within the member states of the European Union. Certification allows manufacturers to stamp the products of certified plants with a “CE” mark. Products covered by the EC regulations that do not bear the CE mark cannot be sold or distributed within the European Union. We have received certification for all currently existing manufacturing facilities and products.

Our products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid, and Tricare or private insurance plans and healthcare networks. Third-party payors may deny reimbursement if they determine that a device provided to a patient or used in a procedure does not meet applicable payment criteria or if the policy holder’s healthcare insurance benefits are limited. Also, third-party payors are increasingly challenging the medical necessity and prices paid for our products and services.

Civil False Claims Act and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as well as numerous state laws regulate healthcare and insurance. These laws are enforced by the Office of Inspector General within the U.S. Department of Health and Human Services, the U.S. Department of Justice, and other federal, state and local agencies. Among other things, these laws and others generally: (1) prohibit the provision of anything of value in exchange for the referral of patients for, or the purchase, order, or recommendation of, any item or service reimbursed by a federal healthcare program, (including Medicare and Medicaid); (2) require that claims for payment submitted to federal healthcare programs be truthful; (3) prohibit the transmission of protected healthcare information to persons not authorized to receive that information; and (4) require the maintenance of certain government licenses and permits.

In addition, U.S. federal and state laws protect the confidentiality of certain health information, in particular individually identifiable information such as medical records and restrict the use and disclosure of that protected information. At the federal level, the Department of Health and Human Services promulgated health information privacy and security rules under HIPAA. These rules protect health information by regulating its use and disclosure, including for research and other purposes. Failure of a HIPAA “covered entity” to comply with HIPAA regarding such “protected health information” could constitute a violation of federal law, subject to civil and criminal penalties. Covered entities include healthcare providers (including those that sell devices or equipment) that engage in particular electronic transactions, including the transmission of claims to health plans. Consequently, health information that we access, collect, analyze, and otherwise use and/or disclose includes protected health information that is subject to HIPAA. As noted above, many state laws also pertain to the confidentiality of health information. Such laws are not necessarily preempted by HIPAA, in particular those state laws that afford greater privacy protection to the individual than HIPAA. These state laws typically have their own penalty provisions, which could be applied in the event of an unlawful action affecting health information.

On October 23, 2012, we received a warning letter from the FDA related to environmental monitoring activities in certain areas of our processing facility in Alachua, Florida. In September 2013 the FDA performed a follow up close out inspection for the warning letter. The FDA accepted and recognized the corrective actions taken by the company and we received a final close out letter on October 29, 2013 with no further findings or observations.

Corporate Compliance

On February 1, 2013, the Centers for Medicare & Medicaid Services (CMS) published a final rule which will make information publicly available about payments or other transfers of value from certain manufacturers of drugs, devices, biologicals and medical supplies covered by Medicare, Medicaid, and the Children’s Health Insurance Program (CHIP), defined as applicable manufacturers, to physicians and teaching hospitals, which are defined as covered recipients.

Called the “National Physician Payment Transparency Program: Open Payments,” this is one of many steps in the Affordable Care Act designed to create greater transparency in health care markets.

The final rule, which implements Section 6002 of the Affordable Care Act, also will make information publicly available about physician (or immediate family members of a physician) ownership or investment interests in applicable manufacturers and group purchasing organizations (GPOs).

The law specifies that applicable manufacturers must report annually to the Secretary of Health and Human Services all payments or transfers of value (including gifts, consulting fees, research activities, speaking fees, meals, and travel) from applicable manufacturers to covered recipients. In addition to reporting on payments, applicable manufacturers, as well as applicable GPOs, must report ownership and investment interests held by physicians (or the immediate family members of physicians) in such entities. However, the law does not require applicable manufacturers or applicable GPOs to report ownership or investment interests held by teaching hospitals. The law requires CMS to provide applicable manufacturers, applicable GPOs, covered recipients, and physician owners and investors at least 45 days to review, dispute and correct their reported information before posting it on a publicly available website. The information on the website must be easily aggregated, downloaded and searchable.

In order to give applicable manufacturers and applicable GPOs sufficient time to prepare, data collection began on August 1, 2013. Applicable manufacturers and applicable GPOs will report the data for August through December of 2013 to CMS by March 31, 2014 and CMS will release the data publicly by September 30, 2014.

We have a comprehensive compliance program. It is a fundamental policy of our company to conduct business in accordance with the highest ethical and legal standards. Our corporate compliance and ethics program is designed to promote legal compliance and ethical business practices throughout our domestic and international businesses.

Our compliance program is designed to meet U.S. Sentencing Commission Guidelines for effective organizational compliance and ethics programs and to prevent and detect violations of applicable federal, state and local laws.

Key elements of our compliance program include:

•	Organizational oversight by senior-level personnel responsible for the compliance functions within our company.

•	Written standards and procedures, including a Code of Business Conduct.

•	Methods for communicating compliance concerns, including anonymous reporting mechanisms.

•	Investigation and remediation measures to ensure prompt response to reported matters and timely corrective action.

•	Compliance education and training for employees and contracted business associates such as distributors.

•	Auditing and monitoring controls to promote compliance with applicable laws and assess program effectiveness.

•	Disciplinary guidelines to enforce compliance and address violations.

•	Screening of employees and contracted business associates.

•	Risk assessments to identify areas of regulatory compliance risk.

Environmental

Our allografts and xenografts, as well as the chemicals used in processing, are handled and disposed of in accordance with country-specific, federal, state and local regulations. We contract with independent, third parties to perform all gamma-terminal sterilization of our surgical implants. In view of the engagement of a third party to perform irradiation services, the requirements for compliance with radiation hazardous waste does not apply, and therefore we do not anticipate that having any material adverse effect upon our capital expenditures, results of operations or financial condition. However, we are responsible for assuring that the service is being performed in accordance with applicable regulations.

Employees

As of December 31, 2013, we had a total of 1,100 employees of which 197 were employed outside of the United States Management believes its relations with its employees are good.

Executive Officers of the Registrant

Our executive officers and their respective ages and positions as of the date of this report and their previous business experience are as follows:

NAME	AGE	TITLE
Brian K. Hutchison	54	President and Chief Executive Officer
Robert P. Jordheim	50	Executive Vice President and Chief Financial Officer
Thomas F. Rose	63	Executive Vice President Administration and Secretary
Roger W. Rose	54	President, RTI Donor Services, Executive Vice President North American Sales and Marketing
Caroline A. Hartill	57	Executive Vice President and Chief Scientific Officer

Brian K. Hutchison joined RTI in December 2001 and was elected Chairman of the Board of Directors in December 2002. In May 2011, Hutchison stepped down as Chairman while continuing to serve as President and Chief Executive Officer and a member of our Board of Directors. In this role, Hutchison oversees all aspects of the company and its affiliates. Hutchison spent the previous 12 years with Stryker Corporation. He served most recently as vice president, worldwide product development and distribution. Hutchison earned a bachelor’s degree in business administration from Grand Valley State University in 1981. He also completed the Program for Management Development from Harvard Business School in 1995.

Robert P. Jordheim joined RTI in June 2010 as Executive Vice President and Chief Financial Officer, and oversees all aspects of finance for the company. Jordheim has 24 years of progressive corporate finance experience, including 17 years with Medtronic, Inc. Most recently, he served as Vice President, Finance and Business Development for Medtronic’s Spinal and Biologics business unit. Previously, he served as Vice President, Finance for Medtronic’s Surgical Technologies business unit. His tenure with Medtronic also included responsibilities in corporate development and international experience gained through a 5 year assignment in Europe. Previous to his tenure at Medtronic, Jordheim served as Manager of External Reporting at The Fairchild Corporation and as an auditor for Deloitte & Touche LLP. Jordheim earned a bachelor’s degree in business administration from Southern Methodist University and a master’s degree in business administration from the University of Pittsburgh with a concentration in finance.

Thomas F. Rose was named Executive Vice President Administration in July 2013. He also serves as Corporate Secretary to the Board of Directors. Rose joined the company as Vice President and Chief Financial Officer in May 2002 and served as Executive Vice President and Chief Financial Officer until June 2010 when he was named Executive Vice President and Chief Operations Officer. Rose served the previous 10 years as Vice President and Chief Financial Officer at A.M. Todd Group. Rose earned a bachelor’s degree in business administration from Western Michigan University and is a Certified Public Accountant. He has also completed numerous executive education courses at University of Michigan and Northwestern University focusing on strategy and organizational issues.

Roger W. Rose was named Executive Vice President North American Sales and Marketing in July 2013. In June 2010 he was named Executive Vice President and Chief Commercial Officer. In February 2008, Rose was named President of RTI Donor Services, Inc. (“RTIDS”), and, in August 2004, he was named Executive Vice President of RTI. Rose oversees all aspects of the organization’s not-for-profit affiliate, RTIDS, marketing and distribution of donated tissue back into the community. Rose joined RTI as Vice President of RTIDS in October 2002 and assumed additional responsibility for distribution and marketing in October 2003. Prior to this, Rose spent 7 years at Stryker Corporation where he held leadership positions in sales and marketing in both the medical and orthopedic divisions. Rose earned a bachelor’s degree in business administration from Western Michigan University and completed numerous executive education courses at University of California Los Angeles, University of Michigan and Harvard Business School, focusing on finance, leadership, medical marketing, negotiation and strategy.

Caroline A. Hartill was named Executive Vice President and Chief Scientific Officer in June 2010. She was named Chief Scientific Officer in March 2007. She joined RTI in November 2001 and was named Vice President of Quality Assurance and Regulatory Affairs in January 2003. In her role at RTI, Hartill oversees all research and development, quality assurance, regulatory affairs and clinical studies. She has served as a board member for BioFlorida and is chair for the Tissue Products Workgroup of the Advanced Medical Technology Association (AdvaMed). She also serves and has served in various capacities with the American Association of Tissue Banks (AATB), notably as current chair of Quality Council, current member of the Board of Governors, and past chair of the Accreditation Committee of the AATB. In addition, she is an appointed member of the Agency for Healthcare Administration (AHCA), State of Florida Organ and

Tissue Transplant Advisory Committee. For the previous 18 years, she worked in the areas of technology development and market approvals as a consultant working with many major and start-up biotechnology and medical device companies worldwide. Hartill earned a Bachelor’s degree with honors in Health Sciences from Birmingham University Medical School in England, as well as a Master’s degree in Management from the University of Wolverhampton in England. Hartill has also earned Master’s level credits in Sterilization Science from Manchester University.

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

We rely on donor recovery groups for their human tissue supplies and we have relationships with over 20 tissue donor recovery agencies across the country. We also have relationships outside the United States. Donor recovery groups are part of relatively complex relationships. They provide support to donor families, are regulated by the FDA, and are often affiliated with hospitals, universities or organ procurement organizations. Our relationships with donor recovery groups, which are critical to our supply of tissue, could be affected by relationships recovery groups have with other organizations. Any negative impact arising from potential regulatory and disease transmission issues facing the industry, as well as the negative publicity that these issues could create, could adversely affect our ability to negotiate contracts with recovery groups.

We cannot be sure that the supply of human tissue will continue to be available at current levels or will be sufficient to meet our needs. If we are not able to obtain tissue from current sources sufficient to meet our needs, we may not be able to locate additional replacement sources of tissue on commercially reasonable terms, if at all. Any interruption of our business caused by the need to locate additional sources of tissue would significantly impact our revenues. We expect that our revenues from allografts would decline in proportion to any decline in tissue supply.

If we fail to maintain existing strategic relationships or are unable to identify distributors of our implants, revenues may decrease.

We currently derive a significant amount of our revenues through distributors such as Medtronic, Zimmer and Davol. In addition, our spine distributors provide nearly all of the instrumentation, surgeon training, distribution assistance and marketing materials for the lines of spinal allografts they distribute.

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

The impact of United States healthcare reform legislation on our business remains uncertain. In 2010 federal legislation to reform the United States healthcare system was enacted into law. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve the quality and reduce the costs of healthcare over time. Its provisions become effective at various dates and there are many programs and requirements for which the details have not been determined. We expect the law will have a significant impact upon various aspects of our business operations. Among other things, the law imposes a 2.3 percent excise tax on Class I, II and III medical devices that applies to United States sales of a majority of our metal and synthetic medical device products. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is designed and delivered. Further, we cannot predict what other healthcare programs and regulations will be ultimately implemented at the federal or state level or the effect of any future legislation or regulation in the United States. However, any change that lowers reimbursements for our implants or reduces medical procedure volumes could adversely affect our business and results of operations.

If we fail to maintain the high processing standards that implants require or if we are unable to develop processing capacity as required, our commercial opportunity will be reduced or eliminated.

Implants require careful calibration and precise, high-quality processing. Achieving precision and quality control requires skill and diligence by our personnel. If we fail to achieve and maintain these high processing standards, including avoiding processing errors, and, depending on the nature of the complaint, design defects or component failures; we would be forced to recall, withdraw or suspend distribution of our implants; our implants and technologies could fail quality assurance and performance tests; production and deliveries of our implants could be delayed or cancelled and our processing costs could increase.

Further, to be successful, we will need to manage our human tissue processing capacity related to tissue recovery and demand for our allografts. It may be difficult for us to match our processing capacity to demand due to problems related to the amount of suitable tissue, quality control and assurance, tissue availability, adequacy of control policies and procedures and lack of skilled personnel. If we are unable to process and produce our implants on a timely basis, at acceptable quality and costs, and in sufficient quantities, or if we experience unanticipated technological problems or delays in processing, it will reduce revenues and increase our cost per allograft processed.

We operate in a highly regulated industry. An inability to meet current or future regulatory requirements in the U.S. or foreign jurisdictions, or any deficiencies with our manufacturing or quality systems and processes identified by regulatory agencies, could disrupt our business, subject us to regulatory action and costly litigation, damage our reputation for high quality production, cause a loss of confidence in the company and our implants and negatively impact our financial position and operating results.

The FDA and several states have statutory authority to regulate allograft processing, including our BioCleanse® and TUTOPLAST® processes, and allograft-based materials. We must register our facilities, whether located in the United States or elsewhere, with the FDA as well as regulators outside the U.S., and our implants must be made in a manner consistent with current good tissue practices (“cGTP”), or similar standards in each territory in which we manufacture. In addition, the FDA and other agencies perform periodic audits to ensure that our facilities remain in compliance with all appropriate regulations, including primarily the quality system regulations and medical device reporting regulations. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGTP or other regulations (such as a FDA report on Form 483, Notice of Observations), or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected. For example, in June and July 2012, the FDA performed a cGTP inspection of our processing facility in Alachua, Florida to audit our compliance with cGTP requirements. The inspection was a directed inspection following termination of an employee. The inspection was not related to a specific implant. At the conclusion of the audit, the FDA inspectors issued a Form FD483, primarily related to environmental monitoring activities in certain areas of our Alachua facility. We provided timely and detailed responses to the FD483, including commitments and timelines for the remediation of the conditions cited by the FDA. In October 2012, we subsequently received a warning letter related to some of the FD483 inspectional findings in which the FDA raised certain remaining questions and concerns. We responded to the issues cited in the warning letter and submitted information to the FDA to address their concerns. In October 2013, we received a final close out letter from the FDA to formally resolve their concerns. The warning letter did not restrict our ability to process or distribute implants, nor did it require the withdrawal of any implants from the marketplace. However, the FDA could identify other deficiencies in future inspections of our facilities or those of our suppliers.

Since 2009, the FDA has significantly increased its oversight of companies subject to its regulations, including medical device companies, by hiring new investigators and stepping up inspections of manufacturing facilities. In recent years, the FDA has also significantly increased the number of warning letters issued to companies. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our implants are ineffective or pose an unreasonable health risk, the FDA could ban such implants, detain or seize adulterated or misbranded implants, order a recall, repair, replacement, or refund of such implants, refuse to grant pending premarket approval applications or require certificates of foreign governments for exports and/or require us to notify health professionals and others that the implants present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our implants. Any inability to meet current or future regulatory requirements in the United States or foreign jurisdictions, or any deficiencies with our manufacturing or quality systems and processes identified by regulatory agencies could disrupt our business, subject us to regulatory action and costly litigation, damage our reputation for high quality production, cause a loss of confidence in the company and our implants and negatively impact our financial position and operating results.

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

Some aspects of our business are subject to additional local, state, federal or international regulation. Changes in the laws or new interpretations of existing laws could negatively affect our business, revenues or prospects, and increase the costs associated with conducting our business. In particular, the procurement and transplantation of allograft tissue is subject to federal regulation under the National Organ Transplant Act (“NOTA”), a criminal statute that prohibits the purchase and sale of human organs, including bone and other tissue. NOTA permits the payment of reasonable fees associated with the transportation, processing, preservation, quality control and storage of human tissue. If NOTA were amended or interpreted in a way that made us unable to include some of these costs in the amounts we charge our customers, it could reduce our revenues and therefore negatively impact our business. It is possible that more restrictive interpretations or expansions of NOTA could be adopted which could require us to change one or more aspects of our business, at a substantial cost, in order to continue to comply with this statute.

A variety of additional local, state, federal and international government laws and regulations govern our business, including those relating to the storage, handling, generation, manufacture, disposal of medical wastes from the processing of tissue and collaborations with health care professionals. If we fail to conduct our business in compliance with these laws and regulations, we could be subject to significant liabilities for which our insurance may not be adequate. Moreover, such insurance may not always be available in the future on commercially reasonable terms, if at all. If our insurance proves to be inadequate to pay a damage award, we may not have sufficient funds to do so, which would harm our financial condition and liquidity.

Our success depends on the continued acceptance of our surgical implants and technologies by the medical community.

New allograft, xenograft, metal or synthetic implants, technologies or enhancements to our existing implants may never achieve broad market acceptance, which can be affected by numerous factors, including lack of clinical acceptance of implants and technologies; introduction of competitive treatment options which render implants and technologies too expensive or obsolete; lack of availability of third-party reimbursement; and difficulty training surgeons in the use of tissue implants and technologies.

Market acceptance will also depend on our ability to demonstrate that our existing and new implants and technologies are an attractive alternative to existing treatment options. Our ability to do so will depend on surgeons’ evaluations of the clinical safety, efficacy, ease of use, reliability and cost-effectiveness of these treatment options and technologies. For example, we believe that some in the medical community have lingering concerns over the risk of disease transmission through the use of allografts.

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

Many of our competitors have much greater financial, technical, research, marketing, distribution, service and other resources than ours. Moreover, our competitors may offer a broader array of tissue repair treatment products and technologies or may have greater name recognition in the marketplace. For example, we compete with a number of divisions of Johnson & Johnson, a company with significantly greater resources and brand recognition than ours. Our competitors, including several development stage companies, may develop or market technologies that are more effective or commercially attractive than our technologies, or that may render our technologies obsolete. For example, the development of a synthetic tissue implant that permits remodeling of bones could reduce the demand for allograft and xenograft-based implants and technologies.

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

The law of patents and trade secrets is constantly evolving and often involves complex legal and factual questions. The U.S. government may deny or significantly reduce the coverage we seek for our patent applications before or after a patent is issued. We cannot be sure that any particular patent for which we apply will be issued, that the scope of the patent protection will be comprehensive enough to provide adequate protection from competing technologies, that interference, derivation, reexamination, post-grant review or inter parties review proceedings regarding any of our patent applications will not be filed, or that we will achieve any other competitive advantage from a patent. In addition, it is possible that one or more of our patents will be held invalid or reduced in scope of claims if challenged or that others will claim rights in or ownership of our patents and other proprietary rights. If any of these events occur, our competitors may be able to use our intellectual property to compete more effectively against us.

Because patent applications remain secret until published (typically 18 months after first filing) and the publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that our patent application was the first application filed disclosing or potentially covering a particular invention. If another party’s rights to an invention are superior to ours, we may not be able to obtain a license to use that party’s invention on commercially reasonable terms, if at all. In addition, our competitors, many of which have greater resources than ours, could obtain patents that will prevent, limit or interfere with our ability to make use of our inventions either in the United States or in international markets. Further, the laws of some foreign countries do not always protect our intellectual property rights to the same extent as the laws of the United States. Litigation or regulatory proceedings in the United States or foreign countries also may be necessary to enforce our patent or other intellectual property rights or to determine the scope and validity of the proprietary rights of our competitors. These proceedings can be costly, result in development delays, and divert the attention of our management.

We rely upon unpatented proprietary techniques and processes in tissue recovery, research and development, tissue processing, manufacturing and quality assurance. It is possible that others will independently develop technology similar to our technology or otherwise gain access to or disclose our proprietary technologies. We may not be able to meaningfully protect our rights in these proprietary technologies, which would reduce our ability to compete.

Our success depends in part on our ability to operate without infringing on or misappropriating the proprietary rights of others, and if we are unable to do so we may be liable for damages.

We cannot be certain that U.S. or foreign patents or patent applications of other companies do not exist or will not be issued that would prevent us from commercializing our allografts, xenografts, surgical implants and other technologies. Third parties may sue us for infringing or misappropriating their patent or other intellectual property rights. Intellectual property litigation is costly. If we do not prevail in litigation, in addition to any damages we might have to pay, we could be required to cease the infringing activity or obtain a license requiring us to make royalty payments. It is possible that a required license may not be available to us on commercially acceptable terms, if at all. In addition, a required license may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around another company’s patent, we may be unable to make use of some of the affected technologies or distribute the affected allografts, xenografts or surgical implants, which would reduce our revenues.

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

We are subject to federal, state and foreign laws and regulations, including fraud and abuse laws, as well as anti-bribery laws, and could face substantial penalties if we fail to fully comply with such regulations and laws.

Our relationship with foreign and domestic government entities and healthcare professionals, such as physicians, hospitals and those to whom and through whom we may market our implants and technologies, are subject to scrutiny under various federal, state and territorial laws in the United States and other jurisdictions in which we conduct business. These include, for example, anti-kickback laws, physician self-referral laws, false claims laws, criminal health care fraud laws, and anti-bribery laws e.g. the United States Foreign Corrupt Practices Act. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services, state attorneys general, and their respective counterparts in the applicable foreign jurisdictions in which we conduct business. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years.

If we are not successful in expanding our distribution activities into international markets, we will not be able to pursue one of our strategies for increasing revenues.

Our international distribution strategies vary by market, as well as within each country in which we operate. For example, we distribute only a portion of our line of allograft and xenograft implants within each country. Our international operations will be subject to a number of risks which may vary from the risks we face in the United States, including the need to obtain regulatory approvals in additional foreign countries before we can offer our implants and technologies for use; longer distribution-to-collection cycles, as well as difficulty in collecting accounts receivable; dependence on local distributors; limited protection of intellectual property rights; fluctuations in the values of foreign currencies; and political and economic instability.

The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could adversely impact our business, financial condition or results of operations.

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business. For example, we were named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the tissue recovery practices of Biomedical Tissue Service, Ltd. (“BTS”), an unaffiliated recovery agency and BTS’s owner, the late, Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its activities. These cases generally alleged that we had liability for interference with the rights of the surviving next of kin as perpetrated by BTS and the funeral homes. As a result of increased judicial clarity during the second quarter of 2012 regarding timing of litigation, and anticipated increases in legal activity and expense flowing therefrom, we determined that the cost of continuing an aggressive legal defense for certain of the lawsuits would be significant. Therefore, in order to mitigate our financial exposure, an agreement was reached to settle 29 of the lawsuits for which our insurer was not paying for the legal fees. Pursuant to the settlement of these lawsuits, we recorded a litigation settlement charge of $2.4 million in the second quarter of 2012 which was paid in the third quarter of 2012.

Through our affiliation with RTIDS which is a controlled entity , we currently have $2.0 million in answerable indemnity insurance, with non-eroding defense limits. On July 25, 2013, we and attorneys for the majority of the remaining donor family cases signed an agreement to settle those cases for an upfront payment of $2.7 million with a contingent interest in any recovery in our litigation with our insurer, in the amount of $300,000. In the event the $300,000 has not been recovered from the insurance company by January 15, 2015, we will guarantee its payment. Pursuant to the settlement of these lawsuits, we recorded a litigation settlement charge of $3.0 million in the second quarter of 2013. The resolution of these cases related to BTS effectively brought to conclusion any reasonable probability for materially adverse impact on our business, financial conditions, or results of operations.

In addition, Lanx, Inc., a subsidiary of Biomet, Inc. (“Lanx”), filed suit in the second quarter of 2013 against Pioneer in the U.S. District Court, District of Colorado, alleging that one of our medical devices infringes certain of Lanx’s U.S. intellectual property rights, and seeking monetary damages and injunctive relief. The parties are currently in discovery and litigation is ongoing. We have given notice to the former Pioneer stockholders’ agent of an indemnification claim against the Pioneer escrow fund. As of January 17, 2014, the parties had reached an agreement in principle to resolve the claim with no material financial impact to us or our operations. Final documentation of the resolution is presently being negotiated.

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

Further, acquisitions involve a number of operational risks, such as:

•	difficulty and expense of assimilating the operations, technology and personnel of the acquired business;

•	our inability to retain the management, key personnel and other employees of the acquired business;

•	our inability to maintain the acquired company’s relationship with customers and key third parties, such as alliance partners;

•	exposure to legal claims for activities of the acquired business prior to the acquisition;

•	the diversion of our management’s attention from our core business; and

•	the potential impairment of goodwill and write-off of in-process research and development costs, adversely affecting our reported results of operations.

Any one of these risks could prevent an acquisition from being scientifically or commercially successful, which could have a material impact on our results of operations not only with respect to the operations of the acquired company but with respect to us on a consolidated basis.

The acquisition of Pioneer may create uncertainty for our suppliers, employees and business partners.

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

Holders of the Preferred Stock are entitled to vote on an as-converted basis upon all matters upon which holders of our common stock have the right to vote. The shares of Preferred Stock owned by the Water Street currently represent approximately 17% of the voting rights in respect of our share capital on an as-converted basis, so Water Street has the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. In addition, to the extent dividends are not paid in cash in any quarter for any reason, including any restriction on making such distributions under the terms of our credit agreement with TD Bank (as discussed below), the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period shall be accumulated and shall be added to the liquidation value with respect to such share of Preferred Stock. For example, in the fourth quarter of 2013, we did not pay dividends on the Preferred Stock and accrued a $750,000 preferred dividend payable as of December 31, 2013. To the extent dividends continue to accrue on the Preferred Stock, Water Street’s voting rights in respect of our share capital on an as-converted basis will also continue to increase.

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

In addition, our Amended and Restated Certificate of Incorporation and our Investor Rights Agreement with Water Street provide that Water Street has the right to designate and nominate, respectively, directors to our Board of Directors such that the percentage of our board members so designated or nominate is approximately equal to Water Street’s percentage equity ownership interest in the company. The maximum number of directors that Water Street is able to designate or nominate is two, with at least one of such directors to serve on each of our Board committees. If Water Street’s ownership of our share capital on an as-converted basis falls below 5% (calculated on a fully diluted basis, assuming conversion of the Preferred Stock at the then-existing conversion price), Water Street would have no further director designation or nomination rights under our Amended and Restated Certificate of Incorporation or the investor rights agreement.

In addition, the ownership position and the governance rights of Water Street could discourage a third party from proposing a change of control or other strategic transaction with us.

We incurred significant transaction and acquisition-related costs in connection with the acquisition.

For the year ended December 31, 2013, we incurred charges of approximately $6.0 million in outside costs, including legal, accounting and financial advisory fees, which were expensed as part of the acquisition. In addition, the combined company will incur integration costs associated with the acquisition. These integration costs will be charged to operations in the fiscal quarter in which they are incurred, which could adversely affect the financial condition, results of operations and cash flows of the combined company.

Our level of indebtedness that we incurred in connection with the acquisition of Pioneer could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the agreements relating to our indebtedness.

Our level of indebtedness that we incurred in connection with the acquisition of Pioneer could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and could potentially prevent us from meeting our obligations under the agreements relating to our indebtedness. In connection with the closing of the acquisition, we obtained from our lenders a 5-year, $80 million senior secured facility, which includes a $60 million term loan and a $20 million revolving credit facility. Additionally, we issued Preferred Stock to Water Street for $50 million in gross proceeds. The Preferred Stock accrues dividends at a rate of 6% per annum. Dividends are payable in cash on a quarterly basis for each outstanding share of Preferred Stock. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period shall be accumulated and shall be added to the liquidation value with respect to such share of Preferred Stock. In the fourth quarter of 2013, we did not pay dividends on the Preferred Stock and accrued a $750,000 preferred dividend payable as of December 31, 2013, which has been added to the liquidation value with respect to the Preferred Stock.

Our ability to pay dividends and to make distributions may be limited or prohibited by the terms of our indebtedness or Preferred Stock.

We are, and may in the future become, party to agreements and instruments that restrict or prevent the payment of dividends on our capital stock. Under the terms of our credit agreement with TD Bank, we are restricted from paying dividends on our common stock without the prior written consent the administrative agent. We are also restricted from paying dividends or making distributions on our common stock without the prior written consent of the holders of a majority of the Preferred Stock pursuant to the terms of the Certificate of Designation of Series A Convertible Preferred Stock, so long as any shares of the Preferred Stock remain outstanding. In addition, under the terms of our credit agreement with TD Bank, distributions to holders of our Preferred Stock are permitted only to the extent that we can satisfy certain financial covenant tests (based on the ratio of our total indebtedness to consolidated EBITDA) and meet other requirements. In the event that we fail to pay the accrued distributions on our Preferred Stock for any reason, including any restriction on making such distributions under the terms of our credit agreement with TD Bank, distributions will continue to accrue on such Preferred Stock.

Our credit agreement contains financial and operating restrictions that may limit our access to credit. If we fail to comply with financial or other covenants in our credit agreement, we may be required to repay indebtedness to our existing lenders, which may harm our liquidity.

Provisions in our credit agreement impose restrictions on our ability to, among other things:

•	merge or consolidate;

•	make strategic acquisitions;

•	make dispositions of property;

•	create liens;

•	enter into transactions with affiliates;

•	become a guarantor;

•	pay dividends and make distributions (as described above);

•	incur more debt; and

•	make investments.

Our credit agreement also contains financial covenants that require us to maintain compliance with specified financial ratios and maintain a specified amount of cash on hand. In December 2013, we entered into an amendment to the credit agreement which, in part, modified certain financial covenants so that we could maintain compliance with the financial ratios. We may not be able to comply with the financial covenants in the future. In the absence of a waiver from our lenders, any failure by us to comply with these covenants in the future may result in the declaration of an event of default, which could prevent us from borrowing under our credit agreement. In addition to preventing additional borrowings under our credit agreement, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding, if any, under the agreement, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we then may not have sufficient funds available for repayment or the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

We may not be able to successfully integrate our acquisition of Pioneer or realize all of the anticipated benefits.

We expect to achieve various benefits from combining our and Pioneer’s resources, as well as cost savings from a combined operation. Achieving the anticipated benefits of the acquisition will depend in part upon whether our two companies integrate our businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully or in a timely manner. The consolidated statement of operations data for the year ended December 31, 2013 includes the impact of the Pioneer acquisition beginning on July 16, 2013, the date of acquisition. Comparisons with prior periods are difficult, and although our total revenues increased for the year ended December 31, 2013 as a result of the Pioneer acquisition, negative financial trends we have been experiencing in prior quarters have continued to negatively impact our revenues and our net income in the year ended December 31, 2013. In addition, revenues from Pioneer implants were lower than we anticipated. If the trends in these markets continue, they may have a material adverse effect on the company. The integration of Pioneer with our operations requires significant attention from management and may impose substantial demands on our operations. Any inability of management to integrate successfully the operations of our two companies, or to do so in a timely manner, could have an adverse effect on the combined company or the expected benefits from the acquisition.

The complexity of the integration and transition associated with the Pioneer acquisition, together with Pioneer’s increased scale and global presence, may affect our internal control over financial reporting and our ability to effectively and timely report our financial results.

The additional scale of Pioneer’s operations, together with the complexity of the integration effort, including changes to or implementation of critical information technology systems, may adversely affect our ability to report our financial results on a timely basis. We expect that the Pioneer acquisition may necessitate significant modifications to our internal control systems, processes and information systems, both on a transition basis and over the longer-term as we fully integrate Pioneer. Due to the complexity of the Pioneer acquisition, we cannot be certain that changes to our internal control over financial reporting for the year ended December 31, 2013 will be effective for any period, or on an ongoing basis. If we are unable to accurately report our financial results in a timely manner, or are unable to assert that our internal control over financial reporting are effective, our business, results of operations and financial condition and the market perception thereof may be materially adversely affected.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

UNITED STATES. Our headquarters and U.S. manufacturing facilities are located in Alachua, Florida, near metropolitan Gainesville, include five buildings on approximately 23 acres of property that we own, including a 65,000 square foot processing facility, a 50,000 square foot office building, a 16,000 square foot distribution and marketing office building, a 42,000 square foot logistics and technology building and a 20,000 square foot commons building. These facilities include clean-rooms for tissue processing and packaging, BioCleanse® sterilization chambers, freezers for storage of tissue and laboratory facilities. Our processing facility meets the FDA’s Current Good Manufacturing Practices requirements and allows us to meet the requirements of an FDA approved medical device manufacturer. We also own a 110,000 square foot manufacturing facility in Marquette, Michigan for manufacturing of our spine, ortho fixation and cardio thoracic implants and instruments. We believe that we have sufficient space to meet our current and foreseeable future needs.

We currently have separate BioCleanse® and TUTOPLAST® processing units and laboratory operations in approximately 23,000 square feet of leased space related to processing and research in Alachua, Florida. We also currently lease approximately 3,600 square feet of separate R&D laboratory building space, and 6,000 square feet of leased offsite warehouse space in Alachua, Florida. In addition, we currently lease approximately 5,300 square feet of distribution and marketing office space in Jacksonville, Florida.

We also lease a 15,000 square foot facility in Greenville, North Carolina for the manufacturing of our synthetic biologics implants.

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

FRANCE. Our facility in Metz consists of a small leased distribution office.

THE NETHERLANDS. Our facility in Houten consists of a small leased sales and distribution office.

Item 3.	LEGAL PROCEEDINGS.

Information with respect to legal proceedings can be found in Note 21, Legal and Regulatory Actions, to the consolidated financial statements contained in Part II, Item 8 of this report and is hereby incorporated by reference herein.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on the Nasdaq Stock Market under the symbol “RTIX.” The following table sets forth the range of high and low sales prices for our common stock for each quarterly period in the last two fiscal years.

2012	High	Low
First Quarter	$4.55	$3.29
Second Quarter	$3.93	$3.39
Third Quarter	$4.36	$3.35
Fourth Quarter	$4.66	$3.98

2013	High	Low
First Quarter	$4.95	$3.59
Second Quarter	$4.48	$3.64
Third Quarter	$4.28	$3.33
Fourth Quarter	$3.96	$2.79

As of February 28, 2014, we had 367 stockholders of record of our common stock. The closing sale price of our common stock on February 28, 2014 was $3.76 per share.

Stock Performance Graph

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of: (1) a broad equity market index, and (2) a published industry or line-of-business index. We selected the Standard & Poor’s Biotechnology Index based on our good faith determination that this index fairly represents the companies which compete in the same industry or line-of-business as we do. The chart below compares our common stock with the Nasdaq Composite Index and the Standard & Poor’s Biotechnology Index and assumes an investment of $100.00 on December 31, 2008 in each of the common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Standard & Poor’s Biotechnology Index.

Total Return Analysis	12/08	12/09	12/10	12/11	12/12	12/13
RTI Surgical, Inc.	$100.00	$139.13	$96.74	$160.87	$154.71	$128.26
NASDAQ Composite	100.00	145.34	171.70	170.34	200.57	281.14
S&P Biotechnology	100.00	92.74	94.54	116.16	160.92	281.91

Dividend Policy

We have never paid cash dividends to holders of our common stock. We do not expect to declare or pay any dividends on our common stock in the foreseeable future, but instead intend to retain all earnings, if any, to invest in our operations. The payment of future dividends, if any, will depend upon our future earnings, if any, our capital requirements, financial condition, debt covenant terms, and other relevant factors. Under our current credit agreement with TD Bank, we are restricted from paying dividends on our common stock without the prior written consent the administrative agent. In addition, pursuant to the terms of the Certificate of Designation of Series A Convertible Preferred Stock, so long as any shares of the Preferred Stock remain outstanding, we may not pay any dividend or make any distribution upon any junior securities (including the common stock) without the prior written consent of the holders of a majority of the Preferred Stock.

Item 6.	SELECTED FINANCIAL DATA.

The statement of operations data set forth below for the years ended December 31, 2013, 2012 and 2011, and selected balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2013 and 2012 and for the three years ended December 31, 2013 are included elsewhere in this Form 10-K. The selected consolidated financial data set forth below should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and accompanying notes included elsewhere in this document.

The statement of operations data set forth below for the years ended December 31, 2010 and 2009, and the balance sheet data set forth as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements and accompanying notes which are not included elsewhere in this Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Statements of Operations Data:
Revenues	$197,979	$178,113	$169,316	$166,171	$164,527
Costs of processing and distribution	117,874	92,896	92,102	90,168	87,034

Gross profit	80,105	85,217	77,214	76,003	77,493

Expenses:
Marketing, general and administrative	81,635	58,376	55,576	59,232	59,325
Research and development	15,241	12,231	9,806	9,435	8,899
Asset abandonments	—	20	61	30	208
Goodwill impairment	—	—	—	134,681	—
Litigation settlement	3,000	2,350	—	—	—
Restructuring charges	2,881	—	—	—	42
Acquisition expenses	6,004	—	—	—	—

Total operating expenses	108,761	72,977	65,443	203,378	68,474

Operating (loss) income	(28,656)	12,240	11,771	(127,375)	9,019

Other (expense) income:
Interest expense	(542)	—	(201)	(537)	(544)
Interest income	23	185	193	114	273
Foreign exchange gain (loss)	251	19	(159)	4	(293)

Total other (expense) income—net	(268)	204	(167)	(419)	(564)

(Loss) income before income tax benefit (provision)	(28,924)	12,444	11,604	(127,794)	8,455
Income tax benefit (provision)	11,110	(4,042)	(3,226)	(1,605)	(2,600)

Net (loss) income	(17,814)	8,402	8,378	(129,399)	5,855

Convertible preferred dividend	(1,375)	—	—	—	—

Net (loss) income applicable to common shares	$(19,189)	$8,402	$8,378	$(129,399)	$5,855

Net (loss) income per common share—basic	$(0.34)	$0.15	$0.15	$(2.36)	$0.11

Net (loss) income per common share—diluted	$(0.34)	$0.15	$0.15	$(2.36)	$0.11

Weighted average shares outstanding—basic	56,258,624	55,861,957	55,150,886	54,729,608	54,349,391

Weighted average shares outstanding—diluted	56,258,624	56,068,795	55,354,675	54,729,608	54,772,489

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$18,721	$49,696	$46,178	$28,212	$17,382
Working capital	134,302	129,110	124,064	125,629	114,944
Total assets	369,854	241,409	230,027	225,758	354,507
Long-term obligations—less current portion	67,706	4	143	1,877	11,029
Total stockholders’ equity	168,053	183,992	172,419	161,936	289,889

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Executive Level Overview:

RTI Surgical, Inc. together with its subsidiaries, designs, develops, manufactures and distributes surgical implants for use in a variety of surgical procedures. We are a leader in providing natural tissue implants as well as metal and synthetic implants for the benefit of surgeons and patients worldwide. We process donated human musculoskeletal and other tissues including bone, cartilage, tendons, ligaments, fascia lata, pericardium, sclera and dermal tissues, as well as bovine and porcine animal tissues to produce allograft and xenograft implants. We process the majority of our natural tissue implants using our proprietary BIOCLEANSE, TUTOPLAST and CANCELLE SP sterilization processes. In addition, we manufacture, market and distribute metal and synthetic implants for treatment of spinal and other orthopedic disorders. Our implants are used in the fields of spine, sports medicine, surgical specialties, bone graft substitutes and general orthopedic, dental and ortho fixation. We distribute our implants to hospitals and surgeons in the United States and internationally through a direct distribution organization, as well as through a network of independent distributors. We were founded in 1997 and are headquartered in Alachua, Florida.

Domestic distributions and services accounted for 90% of total revenues in 2013. Most of our implants are distributed directly to doctors, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 10% of total revenues in 2013. Our implants are distributed in over 45 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the United States.

Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months.

Our principal goals are to honor the gift of donated tissue, donor families and patients while building our competitive strength in the marketplace to increase revenues, profitability and cash flow as we focus on improved operational efficiency, productivity and asset management. We are making investments in new implant and product development and our U.S. direct distribution network to promote growth in 2014 and beyond.

We continue to maintain our commitment to research and development and the introduction of new strategically targeted allograft, xenograft, metal and synthetic implants as well as focused clinical efforts to support their acceptance in the marketplace. In addition, we consider strategic acquisitions for new implants and technologies intended to augment our existing implant offerings.

Mergers and Acquisitions

On July 16, 2013, we completed our acquisition of Pioneer. Under the terms of the merger agreement dated June 12, 2013, we acquired Pioneer for $126.3 million in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity. We obtained from Toronto-Dominion Bank, N.A., TD Securities “USA” LLC (“TD Bank”) and Regions Bank, a 5 year, $80.0 million senior secured facility, which includes a $60.0 million term loan and a $20.0 million revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 300 basis points in excess of the one month LIBOR rate. The $20.0 million revolving credit facility replaced our previous $15.0 million U.S. credit facility. Additionally, we received $50.0 million in gross proceeds from a private placement of convertible preferred equity to Water Street Healthcare Partners, a leading healthcare-focused private equity firm. The convertible preferred stock is convertible into shares of our common stock. The convertible preferred stock will also accrue dividends at a rate of 6% per year.

On December 28, 2012, our controlled entity, RTIDS acquired certain assets related to the tissue procurement operations of a third party donor recovery agency. The transaction was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805.

Critical Accounting Policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) often requires us to make estimates and judgments that affect reported amounts. These estimates and judgments are based on historical experience and assumptions that we believe to be reasonable under the circumstances. Assumptions and judgments based on historical experience may provide reported results which differ from actual results; however, these assumptions and judgments historically have not varied significantly from actual experience and we therefore do not expect them to vary significantly in the future.

The accounting policies which we believe are “critical,” or require the most use of estimates and judgment, relate to the following items presented in our financial statements: 1) Tissue Inventory Valuation; 2) Accounts Receivable Allowances; 3) Long-Lived Assets; 4) Intangible Assets and Goodwill; 5) Revenue Recognition; 6) Stock-Based Compensation Plans; and 7) Income Taxes.

Tissue Inventory Valuation. U.S. GAAP requires that inventory be stated at the lower of cost or market value. Due to various reasons, some tissue within our inventory will never become available for distribution. Therefore, we must make estimates of future distribution from existing inventory in order to write-off inventory which will not be distributed and which therefore has reduced or no market value.

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

Intangible Assets and Goodwill. Financial Accounting Standards Board (“FASB”) ASC 350, Goodwill and Other Intangible Assets, requires companies to test goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). We have one reporting unit and the annual impairment test is performed at each year-end unless indicators of impairment are present and require more frequent testing. FASB ASC 350 also requires that the carrying value of an identifiable intangible asset that has an indefinite life be determined by using a fair value based approach.

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

In general, the income approach employs a discounted cash flow model that considers 1) assumptions that marketplace participants would use in their estimates of fair value, including the cash flow period, terminal values based on a terminal growth rate and the discount rate, 2) current period actual results, and 3) projected results for future periods that have been prepared and approved by our senior management. The forecasted cash flows do not include synergies that a marketplace participant would be expecting to achieve.

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

Based on the then existing economic environment and the severe decline in our stock price beginning late in the second quarter of 2010 and sustained through year-end 2010, and the significant gap between the book and market value of our equity, we concluded that there were sufficient indicators to require an interim goodwill impairment analysis as of September 30, 2010. For purposes of this analysis, estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting unit based on future discounted cash flows, and the market approach, which estimates the fair value of our reporting unit on comparable market prices. Based on the goodwill impairment analysis performed, we recorded a $134.7 million goodwill impairment charge for the remaining balance of goodwill on the balance sheet in 2010. The goodwill impairment charge did not affect our liquidity, nor does it affect any financial covenants of our credit agreements.

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

The fair value of these long-term investments is dependent on their performance, as well as volatility inherent in the external markets for these investments. These determinations require complex calculations based on estimated future benefit and fair value. We have often made investments for which the expected future benefit has not been easily estimated. Examples of such investments include, but are not limited to, our acquisition of Pioneer and our acquisition of Tutogen Medical, Inc., a Delaware corporation (“TMI”), our investment in equipment; and our investment in obtaining patents. In assessing potential impairment for these investments, we consider these factors as well as forecasted financial performance. If forecasts are not met, impairment charges may be required.

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

Stock-Based Compensation Plans. We account for our stock-based compensation plans in accordance with FASB ASC 718, Accounting for Stock Compensation. FASB ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of FASB ASC 718, and U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 107, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award).

Income Taxes. We use the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

Off Balance-Sheet Arrangements

As of December 31, 2013, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Regulatory Approvals in 2013

•	Fortiva porcine dermis cleared in the United States.

•	BioSet bone paste cleared/approved in Switzerland and South Korea.

•	BioReady DBM Putty, Allograft Tendon and Bone Block grafts registered in New Zealand.

•	RTI Allograft Tendon grafts special access cleared in Singapore.

•	A commercial partner dental bone product was cleared in Switzerland.

•	US 510(k) Clearance of Streamline MIS.

•	US 510(k) Clearance of Aspect II Anterior Cervical Plate System.

•	US 510(k) Clearance of Streamline TL Expansion.

•	US 510(k) Clearance of MaxFuse VBR System.

•	China CFDA Approval of Streamline TL Implants and Instruments.

•	China CFDA Approval of BacFuse Spinous Process Plate Implants and Instruments.

•	China CFDA Approval of CrossFuse II IBF/VBR System.

•	China CFDA Approval of Clarity II Retractor System.

•	China CFDA Approval of Fusion Instruments (for use with CrossFuse II and RTI’s previously CFDA approved IBF/VBR implants).

•	CE Marking of Streamline MIS.

•	OEM: China CFDA Approval of Zimmer Cannulated Screw Instruments (the implants are still pending approval).

Certifications, Accreditations and Inspections in 2013

•	SGS ISO 13485 recertification audit at the Alachua, Florida facility.

•	U.S. Food and Drug Administration (FDA) tissue bank inspection at the Alachua, Florida facility.

•	U.S. Food and Drug Administration (FDA) tissue bank inspection at the RTI Donor Services Alachua, Florida and Corpus Christie, Texas facilities.

•	U.S. Food and Drug Administration (FDA) tissue bank inspection for RTI operations in New Jersey facility (cell processing) (December-January 2014).

•	U.S. Food and Drug Administration (FDA) tissue bank inspection at the Tutogen Medical facility located in Neunkirchen, Germany.

•	German authorities (PEI & ZAB) with UK observer inspection of Tutogen Medical facility located in Neunkirchen, Germany.

•	LGA/TUV ISO 9001 & 13485 recertification audit of Tutogen Medical facility located in Neunkirchen, Germany.

•	French authority (ANSM) visit of Tutogen Medical facility located in Neunkirchen, Germany with follow up inspection performed by German authorities (PEI & ROF).

•	BSI ISO 13485 surveillance audit at the Marquette, Michigan; Austin, Texas; Greenville, North Carolina; and Woburn, Massachusetts facilities.

•	Brazil (ENVISA) inspection of the Marquette, Michigan facility SGS ISO 13485 recertification audit at the Alachua, Florida facility.

All registrations, licensures, certifications and accreditations were renewed or continued for all locations.

On October 29, 2013, we received a final close out letter from the FDA to formally resolve their concerns regarding the October 23, 2012 warning letter related to environmental monitoring activities in certain areas of our processing facility in Alachua, Florida. The warning letter did not restrict our ability to process or distribute implants, nor did it require the withdrawal of any implants from the marketplace.

Recalls

In 2013, we initiated a total of four voluntary recalls, three with the CBER and one with the CDRH.

•	June 2013—Two recalls were filed with CBER involving 89 BioCleanse® processed tendon and bone allografts from two donors. The grafts were recalled due to; 1) a failure to follow our receiving procedures, which led to the distribution of tissue that had not undergone donor eligibility review, and 2) the receipt of additional information pertaining to donor screening was provided by the recovery agency after medical release and distribution. Both recalls were considered closed by the FDA in August of 2013.

•	September 2013—One recall was filed with CBER involving 9 Tutoplast® processed pericardium membrane allografts from one donor. The grafts were recalled due to the receipt of additional information pertaining to donor screening provided by the recovery agency after medical release and distribution. This recall is pending closure.

•	December 2013—One recall was filed with CDRH involving 14 Opteform® 5cc paste allografts from one donor. The grafts were recalled upon identification of 10cc fluid dispensers included with the grafts instead of 5cc fluid dispensers. This recall is pending closure.

Results of Operations

The following tables set forth, in both dollars and as a percentage of revenues, the results of our operations for the years indicated:

	Year Ended December 31,
	2013		2012		2011
	(Dollars in thousands)
Statement of Operations Data:
Revenues	$197,979	100.0%	$178,113	100.0%	$169,316	100.0%
Costs of processing and distribution	117,874	59.5	92,896	52.2	92,102	54.4

Gross profit	80,105	40.5	85,217	47.8	77,214	45.6

Expenses:
Marketing, general and administrative	81,635	41.2	58,376	32.8	55,576	32.8
Research and development	15,241	7.7	12,231	6.9	9,806	5.8
Asset abandonments	—	—	20	0.0	61	0.0
Litigation settlement	3,000	1.5	2,350	1.3	—	—
Restructuring charges	2,881	1.5	—	—	—	—
Acquisition expenses	6,004	3.0	—	—	—	—

Total operating expenses	108,761	54.9	72,977	41.0	65,443	38.6

Operating (loss) income	(28,656)	(14.4)	12,240	6.8	11,771	7.0

Other (expense) income:
Interest expense	(542)	(0.3)		—	(201)	(0.1)
Interest income	23	0.0	185	0.1	193	0.1
Foreign exchange gain (loss)	251	0.1	19	0.0	(159)	(0.1)

Total other (expense) income—net	(268)	(0.2)	204	0.1	(167)	(0.1)

(Loss) income before income tax benefit (provision)	(28,924)	(14.6)	12,444	6.9	11,604	6.9
Income tax benefit (provision)	11,110	5.6	(4,042)	(2.3)	(3,226)	(1.9)

Net (loss) income	(17,814)	(9.0)	8,402	4.6	8,378	5.0

Convertible preferred dividend	(1,375)	(0.7)	—	—	—	—

Net (loss) income applicable to common shares	$(19,189)	(9.7%)	$8,402	4.6%	$8,378	5.0%

	Year Ended December 31,			Percent Change
	2013	2012	2011	2013/2012	2012/2011
Revenues:
Spine	$57,334	$38,866	$39,722	47.5%	-2.2%
Sports medicine	42,594	51,197	48,122	-16.8%	6.4%
Surgical specialties	27,666	30,897	30,328	-10.5%	1.9%
BGS and general orthopedic	27,864	29,308	26,291	-4.9%	11.5%
Dental	19,779	21,435	18,392	-7.7%	16.5%
Ortho fixation	14,525	—	—	—	—
Other revenues	8,217	6,410	6,461	28.2%	-0.8%

Total revenues	$197,979	$178,113	$169,316	11.2%	5.2%

Domestic revenues	$177,207	$156,803	$148,315	13.0%	5.7%
International revenues	20,772	21,310	21,001	-2.5%	1.5%

Total revenues	$197,979	$178,113	$169,316	11.2%	5.2%

2013 Compared to 2012

Revenues. Our total revenues increased $19.9 million, or 11.2%, to $198.0 million for the year ended December 31, 2013 compared to $178.1 million for the year ended December 31, 2012. Our revenues increased as a result of the acquisition of Pioneer which closed on July 16, 2013 and includes Pioneer’s revenues for the period July 16, 2013 to December 31, 2013. Our revenues were negatively impacted for the year ended December 31, 2013 as a result of continued customer reaction to a U.S. FDA warning letter received in the fourth quarter of 2012.

Spine—Revenues from spinal implants increased $18.5 million, or 47.5%, to $57.3 million for the year ended December 31, 2013 compared to $38.9 million for the year ended December 31, 2012. Excluding Pioneer’s spine revenues of $15.7 million, spine revenues increased primarily as a result of higher unit volumes of 3.3% and higher average revenue per unit of 3.6%, primarily due to changes in distribution mix.

Sports Medicine—Revenues from sports medicine allografts decreased $8.6 million, or 16.8%, to $42.6 million for the year ended December 31, 2013 compared to $51.2 million for the year ended December 31, 2012. Sports medicine revenues decreased primarily as a result of lower unit volumes of 11.6% and lower average revenue per unit of 5.8%, primarily due to changes in distribution mix.

Surgical Specialties—Revenues from surgical specialty allografts decreased $3.2 million, or 10.5%, to $27.7 million for the year ended December 31, 2013 compared to $30.9 million for the year ended December 31, 2012. Surgical specialties revenues decreased primarily as a result of lower unit volumes of 11.9%, partially offset by higher average revenue per unit of 1.4%, primarily due to changes in distribution mix.

Bone Graft Substitutes (BGS) and General Orthopedic—Revenues from BGS and general orthopedic allografts decreased $1.4 million, or 4.9%, to $27.9 million for the year ended December 31, 2013 compared to $29.3 million for the year ended December 31, 2012. Excluding Pioneer’s BGS and general orthopedic revenues of $5.8 million, BGS and general orthopedic revenues decreased primarily as a result of lower unit volumes of 16.7% and lower average revenue per unit of 9.6%, primarily due to changes in distribution mix.

Dental—Revenues from dental allografts decreased $1.7 million, or 7.7%, to $19.8 million for the year ended December 31, 2013 compared to $21.4 million for the year ended December 31, 2012. Dental revenues decreased primarily as a result of lower unit volumes of 7.4% and lower average revenue per unit of 0.9%, primarily due to changes in distribution mix.

Ortho Fixation—We did not offer ortho fixation implants prior to the acquisition of Pioneer. Revenues from ortho fixation implants for the year ended December 31, 2013 were $14.5 million.

Other Revenues—Revenues from other sources consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees, increased $1.8 million, or 28.2%, to $8.2 million for the year ended December 31, 2013 compared to $6.4 million for the year ended December 31, 2012. The increase was primarily due to the acceleration of deferred revenue recognition of $1.7 million relating to Davol relinquishing their exclusive distribution rights in the hernia market in the first quarter of 2013.

International Revenues—International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues decreased $538,000, or 2.5% to $20.8 million for the year ended December 31, 2013 compared to $21.3 million for the year ended December 31, 2012. International revenues include Pioneer’s revenues of $3.1 million. On a constant currency basis, international revenues decreased $1.1 million, or 5.3%.

Costs of Processing and Distribution. Costs of processing and distribution increased by $25.0 million, or 26.9%, to $117.9 million for the year ended December 31, 2013 from $92.9 million for the year ended December 31, 2012.

Costs of processing and distribution increased as a percentage of revenues from 52.2% for the year ended December 31, 2012 to 59.5% for the year ended December 31, 2013. The increase was primarily the result of the acquisition of Pioneer and includes costs of processing and distribution from Pioneer with no comparable costs in the prior year period, and preliminary purchase accounting step up adjustments to inventory of $16.4 million charged to costs of processing and distribution as inventory was sold.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $23.3 million, or 39.8%, to $81.6 million for the year ended December 31, 2013 compared to $58.4 million for the year ended December 31, 2012. Marketing, general and administrative expenses increased as a percentage of revenues from 32.8% for the year ended December 31, 2012 to 41.2% for the year ended December 31, 2013. The increase in expenses was primarily due to the acquisition of Pioneer. As a result of the acquisition of Pioneer, marketing, general and administrative includes amortization of intangibles of $1.8 million and one time integration costs of $1.1 million.

Research and Development Expenses. Research and development expenses increased by $3.0 million, or 24.6%, to $15.2 million for the year ended December 31, 2013 compared to $12.2 million for the year ended December 31, 2012. As a percentage of revenues, research and development expenses increased from 6.9% for the year ended December 31, 2012 to 7.7% for the year ended December 31, 2013. The increase in expenses was primarily due to the acquisition of Pioneer.

Asset Abandonments. There were no asset abandonments for the year ended December 31, 2013 compared to $20,000 for the year ended December 31, 2012.

Litigation Settlement. We were named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the misconduct of BTS, and BTS’s owner, the late Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. In the second quarter of 2012, an agreement was reached to settle 29 of the lawsuits for which we recorded a litigation settlement charge of $2.4 million. In 2013, an agreement was reached to settle the remaining lawsuits and we recorded a litigation settlement charge of $3.0 million in the second quarter of 2013.

Restructuring Charges. We instituted a restructuring plan primarily related to the termination of certain employees and a location closure as a result of the integration activities following the acquisition of Pioneer, which resulted in $2.9 million of expenses for the year ended December 31, 2013.

Acquisition Expenses. Acquisition expenses related to acquisition of Pioneer were $6.0 million for the year ended December 31, 2013.

Net Other (Expense) Income. Net other expense was $268,000 for the year ended December 31, 2013 compared to net other income of $204,000 for the year ended December 31, 2012. The increase in net other expense is primarily attributable to interest expense incurred on long term debt incurred in conjunction with the acquisition of Pioneer in 2013.

Income Tax Benefit (Provision). Income tax benefit for the year ended December 31, 2013 was $11.1 million compared to an income tax provision of $4.0 million for the year ended December 31, 2012. Our effective tax rate for the year ended December 31, 2013 and 2012 was 38.4% and 32.5% respectively. On January 2, 2013, the American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law. The ATRA retroactively extended the research tax credit to the beginning of 2012 through 2013. Under ASC 740, Accounting for Income Taxes, the effects of the tax legislation are recognized upon enactment. Our effective tax rate for the period ended December 31, 2013 as compared to 2012 was negatively impacted by the non-deductibility of certain acquisition related costs associated with the Pioneer acquisition, offset by the entire 2012 and 2013 research tax credits being recognized in 2013 with no comparable credits being recognized in the prior year.

Convertible Preferred Dividend. As a result of the acquisition of Pioneer and pursuant to the terms of the investment agreement with Water Street, we recorded a convertible preferred dividend of $1.4 million for the year ended December 31, 2013.

2012 Compared to 2011

Revenues. Our total revenues increased $8.8 million, or 5.2%, to $178.1 million for the year ended December 31, 2012 compared to $169.3 million for the year ended December 31, 2011.

Spine—Revenues from spinal allografts decreased $856,000, or 2.2%, to $38.9 million for the year ended December 31, 2012 compared to $39.7 million for the year ended December 31, 2011. Spine revenues decreased primarily as a result of a decrease in average revenue per unit of 5.0% due to changes in implant mix, partially offset by increases in unit volumes of 3.0%.

Sports Medicine—Revenues from sports medicine allografts increased $3.1 million, or 6.4%, to $51.2 million for the year ended December 31, 2012 compared to $48.1 million for the year ended December 31, 2011. Sports medicine revenues increased primarily as a result of increases in unit volumes of 4.7% due to higher number of tendons distributed and an increase in average revenue per unit of 1.7% due primarily to changes in implant mix.

Surgical Specialties—Revenues from surgical specialty allografts increased $569,000, or 1.9%, to $30.9 million for the year ended December 31, 2012 compared to $30.3 million for the year ended December 31, 2011. Surgical specialties revenues increased primarily as a result of increases in unit volumes of 5.9% partially offset by decreases in average revenue per unit of 3.7% due primarily to changes in implant mix.

Bone Graft Substitutes (BGS) and General Orthopedic—Revenues from BGS and general orthopedic allografts increased $3.0 million, or 11.5%, to $29.3 million for the year ended December 31, 2012 compared to $26.3 million for the year ended December 31, 2011. BGS and general orthopedic revenues increased primarily as a result of higher unit volumes of 12.2%.

Dental—Revenues from dental allografts increased $3.0 million, or 16.5%, to $21.4 million for the year ended December 31, 2012 compared to $18.4 million for the year ended December 31, 2011. Dental revenues increased primarily as a result of increases in unit volumes of 18.6%, partially offset by a decrease in average revenue per unit of 1.5% due primarily to changes in implant mix.

Other Revenues—Revenues from other sources, consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes, and restocking fees, decreased by $51,000, or 0.8%, to $6.4 million for the year ended December 31, 2012 compared to $6.5 million for the year ended December 31, 2011. The decrease was due to lower tissue recovery fees related to tissue recovered for other tissue processors, partially offset by higher deferred revenue amortization resulting from exclusivity payments received from our dental and surgical specialties distributors.

International Revenues—International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $309,000, or 1.5% to $21.3 million for the year ended December 31, 2012 compared to $21.0 million for the year ended December 31, 2011. On a constant currency basis, international revenues increased $1.7 million, or 8.0%, primarily as a result of higher sports medicine and BGS and general orthopedic revenues.

Costs of Processing and Distribution. Costs of processing and distribution increased by $794,000, or 0.9%, to $92.9 million for the year ended December 31, 2012 from $92.1 million for the year ended December 31, 2011.

Costs of processing and distribution decreased as a percentage of revenues from 54.4% for the year ended December 31, 2011 to 52.2% for the year ended December 31, 2012. The decrease was primarily the result of higher production levels and operating efficiencies for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $2.8 million, or 5.0%, to $58.4 million for the year ended December 31, 2012 compared to $55.6 million for the year ended December 31, 2011 Marketing, general and administrative expenses remained comparable as a percentage of revenues at 32.8% for the year ended December 31, 2012 and 2011, respectively. The increase in marketing, general and administrative expenses was primarily due to increases in compensation and distributor commission expense of $3.1 million and $675,000, respectively, partially offset by $716,000 of favorable foreign currency exchange fluctuations due to a 7.6% increase in the value of the U.S. dollar versus the Euro, as compared to the year ended December 31, 2011.

Research and Development Expenses. Research and development expenses increased by $2.4 million, or 24.7%, to $12.2 million for the year ended December 31, 2012 compared to $9.8 million for the year ended December 31, 2011. As a percentage of revenues, research and development expenses increased from 5.8% for the year ended December 31, 2011 to 6.9% for the year ended December 31, 2012. These increases are primarily due to higher research study related expenses of $2.4 million.

Litigation Settlement. In connection with certain lawsuits pending against us related to the misconduct of BTS and BTS’s owner, the late Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs, an agreement was reached to settle 29 of the lawsuits and the parties prepared documentation to effect such agreement. Pursuant to the settlement of these lawsuits, we recorded a litigation settlement charge of $2.4 million in the second quarter of 2012.

Asset Abandonments. Asset abandonments decreased by $41,000 to $20,000 for the year ended December 31, 2012, compared to the year ended December 31, 2011.

Net Other (Expense) Income. Net other income was $204,000 for the year ended December 31, 2012 compared to $167,000 of net other expense for the year ended December 31, 2011. The increase in net other income is primarily attributable to no interest expense incurred on long term debt in 2012 and changes in foreign currency transaction impacts.

Income Tax Provision. Income tax provision for the year ended December 31, 2012 was $4.0 million compared to $3.2 million for the year ended December 31, 2011. Our effective tax rate for the years ended December 31, 2012 and 2011 was 32.5% and 27.8% respectively. Our effective tax rate for the year ended December 31, 2012 increased as compared to 2011 primarily due to 2011 being positively impacted by the de-recognition of an uncertain tax liability resulting from new safe harbor guidance issued by the Internal Revenue Service regarding the deductibility of transaction fees incurred as part of our 2008 merger with TMI with no comparable credits in 2012. Additionally, we recognized a research and experimentation tax credit in 2011 with no comparable credit in 2012.

Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated based on Generally Accepted Accounting Principles, or GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC. We believe that non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with the GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business. These non-GAAP financial measures are also used by our management to evaluate financial results and to plan and forecast future periods. However, non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP. Non-GAAP financial measures used by us may differ from the non-GAAP measures used by other companies, including our competitors.

To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures that exclude certain amounts, including non-GAAP net (loss) income applicable to common shares. These non-GAAP financial measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliation below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net (loss) income applicable to common shares, as reported	$(19,189)	$8,402	$8,378
Inventory purchase price adjustment, net of tax effect	9,949	—	—
Litigation settlement charge, net of tax effect	1,822	1,444	—
Restructuring charges, net of tax effect	1,750	—	—
Acquisition expenses, net of tax effect	4,923	—	—
Integration expenses, net of tax effect	671	—	—

Net (loss) income applicable to common shares, adjusted	$(74)	$9,846	$8,378

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the years ended December 31, 2012 and 2013 as well as the reasons for excluding the individual item:

2013 Inventory purchase price adjustment—This adjustment represents the purchase price effects of acquired Pioneer inventory that was sold from the date of acquisition through December 31, 2013 and which has been included in costs of processing and distribution. Management removes the amount of these nonrecurring costs from our operating results to assist in assessing our operating performance in the year-to-date period and to supplement a comparison to our past operating performance.

2013 Litigation settlement charge—This adjustment represents a charge and relates to a litigation settlement of certain BTS related lawsuits. Management removes the amount of the litigation settlement charge from our operating results to assist in assessing our operating performance in the year-to-date period and to supplement a comparison to our past operating performance.

2013 Restructuring charges—This adjustment represents a charge and relates to the severance of certain employees and an office closure as a result of the integration activities following the acquisition of Pioneer. Management removes the amount of these nonrecurring costs from our operating results to assist in assessing our operating performance in the year-to-date period and to supplement a comparison to our past operating performance.

2013 Acquisition expenses—This adjustment represents a charge and relates to certain costs associated with the acquisition of Pioneer. Management removes the amount of these nonrecurring costs from our operating results to assist in assessing our operating performance in the year-to-date period and to supplement a comparison to our past operating performance.

2013 Integration expenses—This adjustment represents a charge and relates to certain expenses associated with the integration of Pioneer. Management removes the amount of these nonrecurring costs from our operating results to assist in assessing our operating performance in the year-to-date period and to supplement a comparison to our past operating performance.

2012 Litigation settlement charge—This adjustment represents a charge and relates to a litigation settlement of certain BTS related lawsuits. Management removes the amount of the litigation settlement charge from our operating results to assist in assessing our operating performance in the prior year periods to supplement a comparison to our current operating performance.

Liquidity and Capital Resources

Our working capital at December 31, 2013 increased $5.2 million to $134.3 million from $129.1 million at December 31, 2012. The increase in working capital was primarily due to the addition of the working capital acquired as part of the Pioneer acquisition, partially offset by the use of cash and cash equivalents in the acquisition of Pioneer.

At December 31, 2013, we had 48 days of revenues outstanding in trade accounts receivable, an increase of 4 days compared to December 31, 2012. The increase was due to lower cash receipts from customers than shipments and corresponding billings to customers during 2013.

At December 31, 2013, we had 280 days of inventory on hand, a decrease of 22 days compared to December 31, 2012. The decrease was primarily as a result of the acquisition of the Pioneer inventory and certain preliminary purchase price adjustments applied to the acquired Pioneer inventory being expensed to cost of processing and distribution. Excluding the preliminary purchase price adjustments applied to the acquired Pioneer inventory, days inventory on hand were 314. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $18.7 million of cash and cash equivalents at December 31, 2013. At December 31, 2013, our foreign subsidiaries held $825,000 in cash, of which $180,000 is not available in the United States without incurring U.S. taxes. U.S. income taxes have not been provided on the undistributed earnings of our foreign subsidiaries. We intend to permanently reinvest earnings in our foreign subsidiaries. As of December 31, 2013 and 2012, the amount of undistributed earnings related to our foreign subsidiaries considered to be indefinitely reinvested was $7.4 million and $10.4 million, respectively. We do not believe that our policy of permanently reinvesting undistributed earnings outside the United States will have a material effect on the business as a whole.

Our short- and long-term obligations at December 31, 2013 increased $69.0 million to $69.1 million from $120,000 at December 31, 2012. The increase in long term obligations was primarily due to the acquisition of Pioneer which closed on July 16, 2013. At December 31, 2013, we have $13.4 million of borrowing capacity available under our revolving credit facilities.

As of December 31, 2013, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

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

The Preferred Stock will accrue dividends at a rate of 6% per annum or $3.0 million payable in cash on a quarterly basis for each outstanding share of Preferred Stock. The payments of the dividends are subject to certain bank covenant restrictions. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period shall be accumulated and shall remain accumulated dividends with respect to such share of Preferred Stock until paid in cash. We accrued $750,000 preferred dividend payable for the year ended December 31, 2013 and paid the third quarter dividend of $625,000 in October 2013.

Certain Commitments.

On October 12, 2013, we entered into a distribution agreement with Medtronic, pursuant to which Medtronic will distribute certain allograft implants for use in spinal, general orthopedic and trauma surgery. Under the terms of this distribution agreement, Medtronic will be a non-exclusive distributor except for certain specified implants for which Medtronic will be the exclusive distributor. Medtronic will maintain its exclusivity with respect to these specified implants unless the cumulative fees received by us from Medtronic in respect of these specified implants decline by a certain amount during any trailing 12-month period. The initial term of this distribution agreement will continue through December 31, 2017, unless earlier terminated in accordance with the agreement. This initial term will automatically renew for successive five-year periods, unless either party provides written notice of its intent not to renew at least one year prior to the expiration of the initial term or the applicable renewal period. This distribution agreement superseded and replaced our prior distribution agreement with Medtronic which would have expired in accordance with its terms in June 2014.

On December 28, 2012, RTIDS acquired certain assets related to the tissue procurement operations of a third party donor recovery agency. Under the terms of the asset transfer agreement, the maximum purchase price is $3.9 million in cash, of which $3.0 million was paid at closing. In addition to the $3.0 million closing payment, RTIDS agreed to pay the third party donor recovery agency up to an additional $900,000 in connection with the assignment to RTIDS of contracts with designated hospitals and medical examiners, of which RTIDS paid $861,000 in 2013. The remaining balance of the contingent payment is recorded in accrued expenses and within thirty days following the end of each calendar quarter during 2014, RTIDS shall pay the third party donor recovery agency the additional closing costs for the designated hospital contracts assigned or relationships transferred during the quarter for which the applicable payment is due.

On September 10, 2010, we entered into an Exclusive License Agreement with Athersys, Inc. (“Athersys”), pursuant to which Athersys will provide us access to its Multipotent Adult Progenitor Cell (“MAPC”) technologies to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications. In consideration for the Exclusive License, we agreed to pay Athersys the following: 1) a non-refundable $3.0 million license fee, payable in three time-based $1.0 million installments, the last of which was paid in the first quarter of 2011, 2) payment of $2.0 million contingent upon successful achievement of certain development milestones which we paid in 2012, and 3) up to $32.5 million contingent upon achievement of certain cumulative revenue milestones in future years. In addition, we pay Athersys royalties from the distribution of implants under a tiered royalty structure based on achievement of certain cumulative revenue milestones. The term of this license agreement is the longer of five years, or the remaining life of any patent or trade secret. These acquired licensing rights are being amortized to expense on a straight-line basis over the expected life of the asset.

On September 3, 2010, we entered into an exclusive distribution agreement with Zimmer Dental Inc. (“Zimmer Dental”), a subsidiary of Zimmer, with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of this distribution agreement, we agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer Dental has agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer Dental’s exclusive distribution rights, Zimmer Dental agreed to the following: 1) payment to us of $13.0 million within ten days of the effective date (the “Upfront Payment”), 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year, and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer Dental’s ability to distribute the implants, Zimmer Dental may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in this agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by us to the satisfaction of Zimmer Dental. The Upfront Payment, the Annual Exclusivity Fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the Upfront Payment and the Annual Exclusivity Fees are deferred as received and are being recognized as other revenues over the term of this distribution agreement based on the expected contractual escalating annual purchase minimums relative to the total contractual minimum purchase requirements in this distribution agreement. Additionally, we considered the potential impact of this distribution agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to this distribution agreement.

On July 13, 2009, we and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement, 1) Davol paid us $8.0 million in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay us certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3.5 million. The non-refundable fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the $8.0 million and $3.5 million exclusivity payments have been deferred and are being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. The straight-line method approximates the expected pattern of implant distribution based on the distribution agreement’s contractual annual minimum purchase requirements. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013. As a result, we recognized $1.7 million of additional deferred revenue as other revenues during the first quarter of 2013 due to the acceleration of deferred revenue recognition.

Our debt obligations and availability of credit as of December 31, 2013 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Term loan	$60,000	$—
Credit facilities	8,911	13,436
Capital leases	139	—

Total	$69,050	$13,436

On July 16, 2013, we obtained from TD Bank and Regions Bank, a 5 year, $80.0 million senior secured facility, which includes a $60.0 million term loan and a $20.0 million revolving credit facility, that matures on July 16, 2018. On December 30, 2013, we entered into an amendment to the credit agreement in order to, among other things, clarify our rights to make certain distributions with respect to the Preferred Stock, modify the interest rate payable with respect to borrowings, and modify certain financial covenants. The credit agreement has a variable interest rate between 100 and 300 basis points in excess of the one month LIBOR rate. At December 31, 2013, the interest rate for the term loan and revolving credit facility was 2.42%. The facility is secured by substantially all our assets and guaranteed by our domestic subsidiaries, other than RTIDS. The $20.0 million revolving credit facility replaced our previous $15.0 million U.S. credit facility. The term loan facility includes an interest only period of September 30, 2013 through December 31, 2014 with a final balloon principal payment at the end of the loan agreement. The new credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, payments of dividends, require a minimum cash balance on hand of $10.0 million, and require certain financial covenant ratios.

In addition to the credit facility with TD Bank and Regions Bank, we have three credit facilities with German banks as of December 31, 2013. The total available credit on our four revolving credit facilities at December 31, 2013 was $13.4 million. As of December 31, 2013, there was $8.3 million outstanding on the revolving credit facility with TD Bank and Regions Bank.

Under the terms of the revolving credit facilities with three German banks, we may borrow up to 1.7 million Euro, or approximately $2.3 million, for working capital needs. The 1.0 million Euro revolving credit facility is secured by a mortgage on our German facility. The 500,000 Euro revolving credit facility is secured by accounts receivable of our German subsidiary. The 200,000 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 3.30% to 6.00%. As of December 31, 2013, there was $661,000 outstanding on the revolving credit facility with a German bank.

We were in compliance with the financial covenants related to our term loan and credit facilities as of December 31, 2013.

We have capital leases with interest rates ranging from 1.49% to 8.46% and maturity dates of 2017 and beyond.

The following table provides a summary of our debt obligations, operating lease obligations and other significant obligations as of December 31, 2013.

	Contractual Obligations Due by Period
	Total	2014	2015	2016	2017	After 2017
	(In thousands)
Short and long-term obligations	$69,050	$1,344	$5,294	$4,532	$5,255	$52,625
Operating leases	3,478	1,886	1,064	353	175	—
Other significant obligations (1)	6,594	6,594	—	—	—	—
Unrecognized tax benefits	720	720	—	—	—	—

Total	$79,842	$10,544	$6,358	$4,885	$5,430	$52,625

(1)	These amounts consist of contractual obligations for tissue recovery development grants and licensing fees.

As of December 31, 2013 we have research tax credit carryforwards of $6.7 million and alternative minimum tax credit carryforwards of $827,000. We anticipate a portion of these amounts will be utilized to offset our tax liability in 2014, with any remainder used in ensuing years. When these carryforwards are fully utilized, they will reduce our income taxes payable by $7.5 million.

Impact of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and processing tools and supplies. We do not believe that the relatively low rates of inflation experienced in the United States since the time we began operations have had any material effect on our business.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2014. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and Germany, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facilities expose us to market risk related to changes in interest rates. As of December 31, 2013, our outstanding floating rate indebtedness totaled $68.3 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease net income and cash flow by approximately $0.4 million. Other outstanding debt consists of fixed rate instruments, including capital leases. Accordingly, we are subject to changes in interest rates. Based on December 31, 2013 outstanding intercompany balances, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on December 31, 2013 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

Management’s Report on Effectiveness of Internal Controls

The management of RTI Surgical, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992). Based on this assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria. In conducting the Company’s evaluation of the effectiveness of its internal controls over financial reporting, the Company excluded from its assessment the internal control over financial reporting at Pioneer, which was acquired on July 16, 2013 and whose financial statements constitute approximately 23% and 41% of net and total assets, respectively, and 18% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Refer to Note 3 to the Consolidated Financial Statements for further discussion of this acquisition and its impact on the Company’s Consolidated Financial Statements.

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. This report appears on page 46.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information set forth under the caption “Directors and Executive Officers” in our definitive proxy statement to be used in connection with our 2014 Annual Meeting of Stockholders is incorporated by reference. Information relating to our Code of Ethics that applies to our senior financial professionals is available on our website at http://www.rtix.com/investors/corporate-governance/.

Item 11.	EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive Compensation” in our definitive proxy statement to be used in connection with our 2014 Annual Meeting of Stockholders is incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the captions “Beneficial Ownership of Common Stock by Certain Stockholders and Management” and “Securities Authorized For Issuance Under Equity Compensation Plans” in our definitive proxy statement to be used in connection with our 2014 Annual Meeting of Stockholders is incorporated by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement to be used in connection with our 2014 Annual Meeting of Stockholders is incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information set forth under the caption “Audit Matters” in our definitive proxy statement to be used in connection with our 2014 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    (1) Financial Statements:

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 45, the Independent Registered Public Accounting Firm’s Report on page 46 and the Consolidated Financial Statements on pages 47 to 50, all of which are incorporated herein by reference.

(2) Financial Statement Schedule:

The following Financial Statement Schedule is filed as part of this Report:

Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011 is included in the Consolidated Financial Statements of RTI Surgical, Inc. on page 72. All other financial statement schedules are omitted because they are inapplicable, not required or the information is indicated elsewhere in the consolidated financial statements or the notes thereto.

(3) Exhibits:

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RTI Surgical, Inc.

Alachua, Florida

We have audited the accompanying consolidated balance sheets of RTI Surgical, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on the Effectiveness of Internal Controls, management excluded from its assessment the internal control over financial reporting at Pioneer Surgical Technology, Inc. (“Pioneer”), which was acquired on July 16, 2013 and whose financial statements constitute 23% and 41% of net and total assets, respectively, and 18% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Pioneer. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Effectiveness of Internal Controls. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTI Surgical, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

March 10, 2014

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$18,721	$49,696
Accounts receivable—less allowances of $492 at December 31, 2013 and $346 at December 31, 2012	31,752	21,694
Inventories—net	106,126	76,509
Prepaid and other current assets	5,483	6,075
Deferred tax assets—net	24,577	12,598

Total current assets	186,659	166,572
Property, plant and equipment—net	74,738	49,644
Deferred tax assets—net	5,452	8,652
Goodwill	54,887	2,062
Other intangible assets—net	33,786	13,766
Other assets—net	14,332	713

Total assets	$369,854	$241,409

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$23,231	$11,949
Accrued expenses	22,478	20,594
Deferred tax liabilities	195	—
Current portion of deferred revenue	5,109	4,803
Current portion of short and long-term obligations	1,344	116

Total current liabilities	52,357	37,462
Long-term obligations—less current portion	67,706	4
Other long-term liabilities	13,446	698
Deferred tax liabilities	—	473
Deferred revenue	18,755	18,780

Total liabilities	152,264	57,417
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding at December 31, 2013	49,537	—
Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 56,388,063 and 55,985,394 shares issued and outstanding, respectively	56	56
Additional paid-in capital	415,426	414,482
Accumulated other comprehensive loss	(812)	(1,776)
Accumulated deficit	(246,550)	(228,736)
Less treasury stock, 146,957 and 138,297 shares, at cost	(67)	(34)

Total stockholders’ equity	168,053	183,992

Total liabilities and stockholders’ equity	$369,854	$241,409

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues	$197,979	$178,113	$169,316
Costs of processing and distribution	117,874	92,896	92,102

Gross profit	80,105	85,217	77,214

Expenses:
Marketing, general and administrative	81,635	58,376	55,576
Research and development	15,241	12,231	9,806
Asset abandonments	—	20	61
Litigation settlement	3,000	2,350	—
Restructuring charges	2,881	—	—
Acquisition expenses	6,004

Total operating expenses	108,761	72,977	65,443

Operating (loss) income	(28,656)	12,240	11,771

Other (expense) income:
Interest expense	(542)	—	(201)
Interest income	23	185	193
Foreign exchange gain (loss)	251	19	(159)

Total other (expense) income—net	(268)	204	(167)

(Loss) income before income tax benefit (provision)	(28,924)	12,444	11,604
Income tax benefit (provision)	11,110	(4,042)	(3,226)

Net (loss) income	(17,814)	8,402	8,378

Convertible preferred dividend	(1,375)

Net (loss) income applicable to common shares	$(19,189)	$8,402	$8,378

Other comprehensive (loss) income:
Unrealized foreign currency translation gain (loss)	964	408	(746)

Comprehensive (loss) income	$(18,225)	$8,810	$7,632

Net (loss) income per common share—basic	$(0.34)	$0.15	$0.15

Net (loss) income per common share—diluted	$(0.34)	$0.15	$0.15

Weighted average shares outstanding—basic	56,258,624	55,861,957	55,150,886

Weighted average shares outstanding—diluted	56,258,624	56,068,795	55,354,675

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2011	$55	$408,849	$(1,438)	$(245,516)	$(14)	$161,936
Net income	—	—	—	8,378	—	8,378
Foreign currency translation adjustment	—	—	(746)	—	—	(746)
Exercise of common stock options	1	1,121	—	—	—	1,122
Stock-based compensation	—	1,973	—	—	—	1,973
Change in income tax benefit from stock-based compensation	—	(244)	—	—	—	(244)

Balance, December 31, 2011	56	411,699	(2,184)	(237,138)	(14)	172,419

Net income	—	—	—	8,402	—	8,402
Foreign currency translation adjustment	—	—	408	—	—	408
Exercise of common stock options	—	514	—	—	—	514
Stock-based compensation	—	2,078	—	—	—	2,078
Purchase of treasury stock	—	—	—	—	(20)	(20)
Change in income tax benefit from stock-based compensation	—	191	—	—	—	191

Balance, December 31, 2012	56	414,482	(1,776)	(228,736)	(34)	183,992

Net loss	—	—	—	(17,814)	—	(17,814)
Foreign currency translation adjustment	—	—	964	—	—	964
Exercise of common stock options	—	332	—	—	—	332
Stock-based compensation	—	2,220	—	—	—	2,220
Purchase of treasury stock	—	—	—	—	(33)	(33)
Amortization of preferred stock Series A issuance costs	—	(77)	—	—	—	(77)
Preferred stock Series A dividend	—	(1,375)	—	—	—	(1,375)
Change in income tax benefit from stock-based compensation	—	(156)	—	—	—	(156)

Balance, December 31, 2013	$56	$415,426	$(812)	$(246,550)	$(67)	$168,053

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(17,814)	$8,402	$8,378
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	12,202	7,993	8,026
Provision for bad debts and product returns	435	136	450
Provision for inventory write-downs	1,785	3,114	4,840
Amortization of deferred revenue	(6,451)	(4,656)	(4,353)
Deferred income tax (benefit) provision	(11,544)	797	(1,584)
Stock-based compensation	2,220	2,078	1,973
Other	227	706	114
Change in assets and liabilities:
Accounts receivable	(50)	(1,121)	(1,054)
Inventories	5,231	(2,880)	5,558
Accounts payable	5,276	3,527	(2,564)
Accrued expenses	(3,247)	1,002	5,353
Deferred revenue	6,000	3,000	—
Other operating assets and liabilities	1,276	(1,295)	2,630

Net cash (used in) provided by operating activities	(4,454)	20,803	27,767

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,011)	(11,089)	(6,345)
Patent and acquired intangible asset costs	(915)	(3,772)	(2,139)
Acquisition of Pioneer Surgical Technology	(126,307)	—	—
Acquisition of recovery agency assets	—	(3,000)	—
Other investing activities	—	49	—

Net cash used in investing activities	(142,233)	(17,812)	(8,484)

Cash flows from financing activities:
Proceeds from exercise of common stock options	332	514	1,122
Proceeds from long-term obligations	68,250	—	—
Net proceeds from short-term obligations	638	—	—
Payment of debt issuance costs	(699)	—	—
Proceeds from preferred stock issuance	50,000	—	—
Payment of preferred stock issuance costs	(1,290)	—	—
Payment of preferred stock dividend	(625)	—	—
Payments on long-term obligations	(142)	(471)	(2,600)
Other financing activities	(841)	474	282

Net cash provided by (used in) financing activities	115,623	517	(1,196)

Effect of exchange rate changes on cash and cash equivalents	89	10	(121)

Net (decrease) increase in cash and cash equivalents	(30,975)	3,518	17,966
Cash and cash equivalents, beginning of period	49,696	46,178	28,212

Cash and cash equivalents, end of period	$18,721	$49,696	$46,178

Supplemental cash flow disclosure:
Cash paid for interest	$570	$22	$128
Cash paid for income taxes, net of refunds	2,819	3,187	410
Change in accrual for purchases of property, plant and equipment	1,557	199	1,056
Change in accrual for acquired intangible asset costs	—	1,690	2,109
Contingent consideration for asset purchase	—	900	—

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share data)

1. Business

RTI Surgical, Inc. (the “Company”), and its subsidiaries recover and process human and animal tissue and manufacture metal and synthetic implants and instruments. The processing transforms the tissue into either conventional or precision machined allograft implants (human) or xenograft implants (animal). The implants are used for orthopedic and other surgical applications to promote the natural healing of human bone and other human tissue. These implants are distributed domestically and internationally, for use in reconstruction and fracture repair.

2. Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pioneer Surgical Technology, Inc. (“Pioneer”), Tutogen Medical, Inc. (“TMI”), RTI Biologics, Inc. – Cardiovascular (inactive), Biological Recovery Group (inactive), and RTI Services, Inc. The consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions relating to inventories, receivables, long-lived assets, investment valuations and litigation are made at the end of each financial reporting period by management. Actual results could differ from those estimates.

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries is the Euro. Assets and liabilities of the foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. The resulting translation adjustments, representing unrealized, noncash gains and losses are recorded and presented as a component of comprehensive income (loss). Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income or loss as they occur and are included in net other income (expense) in the consolidated statements of comprehensive income (loss).

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

Cash and Cash Equivalents—The Company considers all funds in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents comprise overnight repurchase agreements. Cash balances are held at a few financial institutions and usually exceed insurable amounts. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 101% collateralized by U.S. Government backed securities with the Company’s bank. At December 31, 2013, the Company had no cash equivalents as the full balance of cash and cash equivalents was held as cash. At December 31, 2012, the Company had $6,667 of overnight repurchase agreements in cash equivalents, which represent less than 3% and 4% of the Company’s total assets and equity, respectively.

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

Inventories—Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Inventory writedowns for unprocessed donor tissue are recorded based on the estimated amount of inventory that will not pass the quality control process based on historical data, and the amount of inventory that is not readily distributable or is unusable. In addition, provisions for inventory writedowns are estimated for tissue in process inventory that is not readily distributable or is unusable. Any implantable donor tissue deemed to be obsolete is included in the writedown at the time the determination is made. Non-tissue inventory is evaluated for obsolescence and excess quantities by analyzing inventory levels, historical loss trends, expected product lives, product at risk of expiration, sales levels by product and projections of future sales demand.

Recalls—The Company accrues the estimated cost of recalls at the date the recall is initiated. The cost of recalls is primarily comprised of implant replacement costs. The Company had four recalls in the year ended December 31, 2013, and two recalls in each of the years ended December 31, 2012 and 2011. The Company incurred immaterial costs related to all of the recalls for the years ended December 31, 2013, 2012 and 2011.

Surgical Instruments—Surgical instruments which are included in property, plant and equipment are handheld devices used by surgeons during implant procedures. The Company retains title to the surgical instruments. Depreciation for surgical instruments is included in selling and marketing expenses in the accompanying consolidated statements of comprehensive (loss) income.

Property, Plant and Equipment—Property, plant and equipment are stated at cost less accumulated depreciation. The cost of equipment under capital leases and leasehold improvements is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Depreciation is computed on the straight-line method over the following estimated useful lives of the assets:

Buildings	25 to 40 years
Building improvements and leasehold improvements	8 to 40 years
Processing equipment	7 to 10 years
Office equipment, furniture and fixtures	5 to 7 years
Computer hardware and software	3 years
Surgical instruments	3 years

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

Goodwill—FASB Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets (“FASB ASC 350”), requires companies to test goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company has one reporting unit and the annual impairment test is performed at each year-end unless indicators of impairment are present and require more frequent testing. The Company did not have any identifiable intangible assets with indefinite useful lives as of December 31, 2013 or 2012.

Goodwill is tested for impairment annually by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company adopted ASU No. 2011-08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment, which permits the consideration of qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. If the Company determines the fair value is more-likely- than-not greater than its carrying amount, no additional testing s considered necessary. However, if the Company determines the fair value is more-likely-than-not below the carrying value of the reporting until, the Company performs the two step goodwill impairment test. If the two step goodwill impairment test is required, an income approach and a market approach are utilized. The conclusion from these two approaches are generally weighted equally and then adjusted to incorporate a control premium or acquisition premium that reflects the additional amount a buyer is willing to pay for elements of control and for a premium that reflects the buyer’s perception of its ability to add value through synergies.

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

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses at the acquisition date, after amounts allocated to other identifiable intangible assets. Factors that contribute to the recognition of goodwill include securing synergies that are specific to our business and not available to other market participants and are expected to increase revenues and profits; acquisition of a talented workforce; cost savings opportunities; the strategic benefit of expanding our presence in core and adjacent markets; and diversifying our product portfolio.

Intangible Assets—Intangible assets generally consist of patents, acquired exclusivity rights, licensing rights, trademarks, customer lists, non-compete agreements, distribution agreements, and procurement contracts. Patents and trademarks are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful lives of between 8 and 16 years. The acquired exclusivity rights are being amortized over eight years, the remaining term of the amended distribution agreement. Licensing rights, customer lists, non-compete agreements, distribution agreements, and procurement contracts are amortized over estimated useful lives of between 5 to 25 years.

Intangible assets are tested for impairment annually or whenever events or circumstances indicate that a carrying amount of an asset or asset group may not be recoverable. The Company had one asset group for the year ended December 31, 2013. The recoverability test is described in the Company’s accounting policy for long-lived assets set forth above.

Research and Development Costs—Research and development costs, including the cost of research and development conducted for others and the cost of contracted research and development, are expensed as incurred.

Revenue Recognition—Revenue is recognized upon shipping, or receipt by the Company’s customers of the implant, depending on the Company’s distribution agreements with the Company’s customers or distributors. Other revenues are recognized when all significant contractual obligations have been satisfied.

The Company permits returns of implants in accordance with the terms of contractual agreements with customers if the implant is returned in a timely manner, in unopened packaging, and from the normal channels of distribution. Allowances for returns are provided based upon analysis of the Company’s historical patterns of returns matched against the revenues from which they originated.

The Company records estimated implant returns, discounts, rebates and other distribution incentives as a reduction of revenue in the same period revenue is recognized. Estimates of implant returns are recorded for anticipated implant returns based on historical distributions and returns information. Estimates of discounts, rebates and other distribution incentives are recorded based on contractual terms, historical experience and trend analysis.

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

	Year Ended December 31,
	2013	2012	2011
Basic shares	56,258,624	55,861,957	55,150,886
Effect of dilutive securities:
Stock options	—	206,838	203,789

Diluted shares	56,258,624	56,068,795	55,354,675

Options to purchase 5,518,604 shares of common stock at prices ranging from $2.54 to $13.52 per share which were outstanding as of December 31, 2013 were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss from continuing operations is reported as they would be anti-dilutive.

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

For the year ended December 31, 2013, 50,000 shares of convertible preferred stock were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net loss per common share.

3. Merger with Pioneer Surgical Technology, Inc.

On July 16, 2013, the Company completed its acquisition of Pioneer. Under the terms of the merger agreement dated June 12, 2013, the Company acquired Pioneer for $126,307 in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity. The Company obtained from Toronto-Dominion Bank, N.A., TD Securities “USA” LLC (“TD Bank”) and Regions Bank, a 5 year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 300 basis points in excess of the one month LIBOR rate. The $20,000 revolving credit facility replaced the Company’s previous $15,000 U.S. credit facility.

Additionally, the Company received $50,000 in gross proceeds from a private placement of convertible preferred equity to WSHP Biologics Holdings, LLC, (“WSHP”), a leading healthcare-focused private equity firm. The convertible preferred stock is convertible into shares of the Company’s common stock. The convertible preferred stock will also accrue dividends at a rate of 6% per year. In 2013, the Company capitalized $1,989 in financing costs associated with the preferred stock issuance and the debt issuance and expensed $6,004 of acquisition costs. The acquisition costs are reflected separately in the accompanying Consolidated Statements of Comprehensive (Loss) Income.

The Company has accounted for the acquisition of Pioneer under ASC 805, Business Combinations. Pioneer’s results of operations are included in the consolidated financial statements for periods ending after July 16, 2013, the acquisition date.

The purchase price was financed as follows:

(In thousands)
Cash proceeds from term loan	$60,000
Net cash proceeds from preferred share issuance	48,710
Cash from RTI Surgical	17,597

Total purchase price	$126,307

The table below represents an allocation of the total consideration to Pioneer’s tangible and intangible assets and liabilities based on management’s preliminary estimate of their respective fair values as of July 16, 2013.

Inventories	$35,972
Accounts receivable	10,567
Other current assets	6,059
Property, plant and equipment	15,258
Other assets	13,260
Current liabilities	(10,893)
Other long-term liabilities	(19,841)

Net tangible assets acquired	50,382
Other intangible assets	23,100
Goodwill	52,825

Total net assets acquired	$126,307

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

These potential benefits resulted in the Company paying a premium for Pioneer resulting in the recognition of goodwill. The $52,825 of goodwill was assigned to the Company’s only operating segment.

The fair value of receivables acquired is $10,567, with the gross contractual amount being $11,712, of which $1,145 was not expected to be collected.

The amount of Pioneer’s revenues and net income since the July 16, 2013 acquisition date, included in the Company’s Consolidated Statement of Comprehensive (Loss) Income for the year ended December 31, 2013 are $35,994 and $894, respectively.

The following unaudited pro forma information shows the results of the Company’s operations as though the acquisition had occurred as of the beginning of that period (in thousands, except per share data):

	December 31,
	2013	2012
Revenues	$243,001	$266,293
Net (loss) income applicable to common shares	(5,597)	4,636
Basic net (loss) income per share	(0.10)	0.08
Diluted net (loss) income per share	(0.10)	0.08

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

4. Acquisition of Recovery Group

On December 28, 2012, RTIDS acquired certain assets related to the tissue procurement operations of a third party donor recovery agency. Under the terms of the asset transfer agreement, the maximum purchase price is $3,900 in cash, of which $3,000 was paid at closing. In addition to the $3,000 closing payment, RTIDS agreed to pay the third party donor recovery agency up to an additional $900 in connection with the assignment to RTIDS of contracts with designated hospitals and medical examiners, of which RTIDS paid $861 in 2013. The remaining balance of the contingent payment is recorded in accrued expenses and within thirty days following the end of each calendar quarter during 2014, RTIDS shall pay the third party donor recovery agency the additional closing costs for the designated hospital contracts assigned or relationships transferred during the quarter for which the applicable payment is due.

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

The following weighted-average assumptions were used to determine the fair value of options under FASB ASC 718:

	Year Ended December 31,
	2013	2012	2011
Expected term (years)	6.50	6.50	6.50
Risk free interest rate	1.30%	1.38%	2.72%
Volatility factor	47.50%	64.83%	66.27%
Dividend yield	—	—	—

Stock Options

Outstanding options under all option plans vest over a one to five year period. Options expire ten years from the date of grant.

As of December 31, 2013, there was $3,260 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.13 years.

Stock options outstanding, exercisable and available for grant at December 31, 2013 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	5,083,834	$5.03
Granted	1,066,500	3.48
Exercised	(110,590)	3.00
Forfeited or expired	(521,140)	6.56

Outstanding at December 31, 2013	5,518,604	$4.63	5.76	$1,026

Vested or expected to vest at December 31, 2013	5,357,211	$4.66	5.67	$1,000

Exercisable at December 31, 2013	3,188,204	$5.42	4.11	$542

Available for grant at December 31, 2013	2,752,053

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value of outstanding stock options for which the fair market value of the underlying common stock exceeds the respective stock option exercise price.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation:
Costs of processing and distribution	$132	$163	$207
Marketing, general and administrative	2,028	1,785	1,705
Research and development	60	130	61

Total	$2,220	$2,078	$1,973

For the years ended December 31, 2013, 2012, and 2011, the Company recognized total income tax benefits from stock-based compensation of $883, $801, and $660, respectively.

Other information concerning stock options are as follows:

	Year Ended December 31,
	2013	2012	2011
Weighted average fair value of stock options granted	$1.66	$2.43	$1.71
Aggregate intrinsic value of stock options exercised	117	172	926

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference between the fair market value of the underlying common stock and the stock option exercise prices, of the stock options exercised during the period.

Restricted Stock Awards

During 2013, the Company granted 290,579 shares of restricted stock with a weighted-average grant date fair value of $3.71 per share which vest over one and three year periods. As of December 31, 2013, there was $765 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.13 years.

6. Inventories

Inventories by stage of completion are as follows:

	December 31,
	2013	2012
Unprocessed tissue and raw materials	$31,468	$25,962
Tissue and work in process	39,417	28,379
Implantable tissue and finished goods	33,102	20,071
Supplies	2,139	2,097

	$106,126	$76,509

For the years ended December 31, 2013, 2012, and 2011, the Company had inventory write-downs of $1,785, $3,114 and $4,840, respectively, relating primarily to inventory obsolescence. Inventory at December 31, 2013 includes $5,708 of purchase price adjustments applied to the acquired Pioneer inventory, which is expected to be expensed in the first quarter of 2014.

7. Property, Plant and Equipment

Property, plant and equipment are as follows:

	December 31,
	2013	2012
Land	$2,618	$2,169
Buildings and improvements	50,106	45,220
Processing equipment	43,309	31,681
Surgical instruments	5,012	—
Office equipment, furniture and fixtures	3,994	2,831
Computer equipment and software	6,152	5,029
Construction in process	16,156	7,329
Equipment under capital leases:
Processing equipment	396	396
Computer equipment	744	744
Office equipment	152	—

	128,639	95,399
Less accumulated depreciation	(53,901)	(45,755)

	$74,738	$49,644

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $8,267, $5,970, and $6,039, respectively.

8. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012, respectively, are as follows:

	Year Ended December 31,
	2013	2012
Balance at January 1	$2,062	$—
Goodwill acquired during the period	52,825	2,062

	$54,887	$2,062

On July 16, 2013, the Company completed its acquisition of Pioneer paying a premium, which resulted in the recognition of goodwill. Goodwill of $52,825 was assigned to the Company’s one operating segment. Goodwill at December 31, 2013 includes the excess of the purchase price of the certain assets related to the acquisitions of Pioneer in 2013 and procurement operations of the third party donor recovery agency in 2012 over the sum of the amounts assigned to assets acquired. The Company performed its annual goodwill impairment test as of December 31, 2013 and concluded that there was no impairment of goodwill.

9. Other Intangible Assets

Other intangible assets are as follows:

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$10,637	$1,935	$4,616	$1,443
Acquired exclusivity rights	2,941	2,787	2,941	2,415
Acquired licensing rights	10,850	5,326	10,850	4,115
Marketing and procurement intangible assets	22,098	2,692	4,223	891

Total	$46,526	$12,740	$22,630	$8,864

As a result of the acquisition of Pioneer on July 16, 2013, the Company acquired certain identifiable intangible assets in the amount of $23,100 consisting primarily of patents and distribution agreements which will be amortized over their estimated useful lives of between 5 to 12 years. The weighted average term of the patents and distribution agreements acquired as part of the Pioneer acquisition was 10.5 and 9.2 years, respectively.

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

On September 10, 2010, the Company entered into an Exclusive License Agreement with Athersys, Inc. (“Athersys”), pursuant to which Athersys will provide the Company access to its Multipotent Adult Progenitor Cell (“MAPC”) technologies to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications. In consideration for the Exclusive License, the Company agreed to pay Athersys the following: 1) a non-refundable $3,000 license fee, payable in three time-based $1,000 installments, the last of which was paid in the first quarter of 2011, 2) payment of $2,000 contingent upon successful achievement of certain development milestones which the Company paid in 2012, and 3) up to $32,500 contingent upon achievement of certain cumulative revenue milestones in future years. In addition, the Company pays Athersys royalties from the distribution of implants under a tiered royalty structure based on achievement of certain cumulative revenue milestones. The term of the Exclusive License Agreement is the longer of five years, or the remaining life of any patent or trade secret. These acquired licensing rights are being amortized to expense on a straight-line basis over the expected life of the asset.

Amortization expense for the years ended December 31, 2013, 2012, and 2011 was $3,935, $2,023, and $1,987, respectively. At December 31, 2013, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense
2014	$4,400
2015	4,000
2016	3,400
2017	3,300
2018	3,300

$18,400

10. Other Assets

Other assets are as follows:

	December 31,
	2013	2012
Indemnification asset	$13,000	$—
Other	1,332	713

	$14,332	$713

Other assets include $13,000 of indemnification assets recognized on the date of the acquisition of Pioneer. Under the acquisition agreement, Pioneer deposited $13,000 in an escrow account and indemnified the Company for up to $13,000 for various outstanding legal and contractual issues as of December 31, 2013. In conjunction with recording the indemnification asset, the Company also recorded a corresponding $13,000 indemnification liability.

The Company recognized interest expense associated with the amortization of its debt issuance costs which is included in Other in the table above, for the years ended December 31, 2013, 2012 and 2011 of $57, $23 and $22, respectively.

11. Accrued Expenses

Accrued expenses are as follows:

	December 31,
	2013	2012
Accrued compensation	$3,817	$6,279
Accrued donor recovery fees	5,771	3,845
Accrued restructuring charges	2,609	—
Accrued distributor commissions	2,059	462
Accrued taxes	200	3,950
Contingent consideration	39	900
Other	7,983	5,158

	$22,478	$20,594

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

12. Short and Long-Term Obligations

Short and long-term obligations are as follows:

	December 31,
	2013	2012
Term loan	$60,000	$—
Credit facilities	8,911	—
Capital leases	139	120

Total	69,050	120
Less current portion	(1,344)	(116)

Long-term portion	$67,706	$4

On July 16, 2013, the Company obtained from TD Bank and Regions Bank, a 5 year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 300 basis points in excess of the one month LIBOR rate. At December 31, 2013, the interest rate for the term loan and revolving credit facility is 2.42%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTIDS. The $20,000 revolving credit facility replaced the Company’s previous $15,000 U.S. credit facility. The term loan facility includes an interest only period of September 30, 2013 through December 31, 2014 with a final balloon principal payment at the end of the loan agreement. The new credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, payments of dividends, require a minimum cash balance on hand of $10,000, and require certain financial covenant ratios.

In addition to the credit facility with TD Bank and Regions Bank, the Company has three credit facilities with German banks as of December 31, 2013. The total available credit on the Company’s four revolving credit facilities at December 31, 2013 was $13,436. As of December 31, 2013, there was $8,250 outstanding on the revolving credit facility with TD Bank and Regions Bank.

Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euro, or approximately $2,340, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 3.30% to 6.00%. As of December 31, 2013, there was $661 outstanding on the 1,000 Euro revolving credit facility with a German bank.

The Company was in compliance with the financial covenants related to its term loans and credit facilities as of December 31, 2013.

The Company has capital leases with interest rates ranging from 1.49% to 8.46% and maturity dates through 2017. The $139 representing future maturities of capital leases includes interest in the amount of $3. The present value of minimum lease payments as of December 31, 2013 was $136.

As of December 31, 2013, contractual maturities of short and long-term obligations are as follows:

	Term Loan	Credit Facilities	Capital Leases	Total
2014	$625	$661	$58	$1,344
2015	5,250	—	44	5,294
2016	4,500	—	32	4,532
2017	5,250	—	5	5,255
2018	44,375	8,250	—	52,625

	$60,000	$8,911	$139	$69,050

13. Other Long-Term Liabilities

Other long-term liabilities are as follows:

	December 31,
	2013	2012
Indemnification liability	$13,000	$—
Other	446	698

	$13,446	$698

As described in Note 10, the Company recorded a $13,000 indemnification liability on the date of the acquisition of Pioneer.

14. Income Taxes

The Company’s income tax benefit (provision) consists of the following components:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$127	$(1,189)	$(842)
State	167	(806)	(925)
International	219	(407)	(2,965)

Total current	513	(2,402)	(4,732)

Deferred:
Federal	8,017	(1,299)	(20)
State	1,675	(181)	630
International	905	(160)	896

Total deferred	10,597	(1,640)	1,506

Total income tax benefit (provision)	$11,110	$(4,042)	$(3,226)

The components of the deferred tax assets and liabilities consisted of the following at:

	December 31, 2013		December 31, 2012
	Deferred Income Tax		Deferred Income Tax
	Asset	Liability	Asset	Liability
Current:
International	$—	$(195)	$26	$—
Allowance for bad debts	400	—	121	—
Inventory	10,340	—	4,766	—
Net operating losses	4,040	—	—	—
Tax credits	1,630	—	1,234	—
Deferred compensation	3,620	—	3,172	—
Deferred revenue	2,027	—	1,886	—
Accrued liabilities	2,643		1,348	—
Other	—	(123)	45	—

Total current	24,700	(318)	12,598	—

Noncurrent:
International	818	—	—	(473)
Fixed assets and intangibles	—	(7,615)	—	(1,565)
Investments	2,085	—	2,061	—
Net operating losses	1,775	—	469	—
Tax credits	3,768	—	1,961	—
Deferred revenue	5,066	—	6,195	—
Accrued liabilities	24	—	—	—
Valuation allowance	(469)	—	(469)	—

Total noncurrent	13,067	(7,615)	10,217	(2,038)

Total	$37,767	$(7,933)	$22,815	$(2,038)

The Company expects its deferred tax assets of $29,834, net of the valuation allowance at December 31, 2013 of $469, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $469 have been established at both December 31, 2013 and 2012, against a portion of the deferred tax assets relating to certain state net operating loss carryforwards.

The Company recorded a tax benefit from the exercise of stock options in the amount of $315, $1,107, and $313 for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company has state net operating loss carryforwards of $20,169 that will expire in the years 2017 through 2033.

As of December 31, 2013, the Company has research tax credit carryforwards of $6,677 that will expire in years 2025 through 2033. As of December 31, 2013, the Company has alternative minimum tax credit carryforwards of $827.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law. The ATRA retroactively extended the research tax credit to the beginning of 2012 through 2013. Under ASC 740, Accounting for Income Taxes, the effects of the tax legislation are recognized upon enactment. Therefore, the Company recognized the tax benefit associated with the 2012 and 2013 research tax credits in 2013.

U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to permanently reinvest earnings in its foreign subsidiaries. As of December 31, 2013 and 2012, the amount of undistributed earnings related to our foreign subsidiaries considered to be indefinitely reinvested was $7,365 and $10,364, respectively.

As of December 31, 2013, the Company’s deferred tax assets were primarily attributable to U.S. federal net operating loss and credit carryforwards. The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors. It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual results as the primary measure of cumulative losses in recent years.

When evaluating whether the Company has overcome the significant negative evidence that resulted from cumulative losses in recent years, the Company adjusted its historical loss for items that the Company determined were not indicative of its ability to generate taxable income in future years. The Company is in a cumulative income position after adjusting for the items that were not indicative of its ability to generate taxable income in future years. The Company considers this objectively verifiable evidence that its current operations existing on December 31, 2013 have consistently demonstrated the ability to operate at a profit. The Company believes that this evidence is sufficient to overcome the unadjusted cumulative losses in recent years.

The Company has a history of utilizing 100 percent of its deferred taxes assets before they expire and the forecasts of taxable earnings project a complete realization of all federal deferred tax assets before they expire, including under stressed scenarios.

Upon considering all of the available positive and negative evidence, and the extent to which that evidence was objectively verifiable, the Company determined that the positive evidence outweighed the negative evidence and the deferred tax assets are more-likely-than-not realizable, as of and for the year ended December 31, 2013.

The Company will continue to regularly assess the realizability of our deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

As of December 31, 2013, the Company has $2,825 of unrecognized tax benefits, of which $720 were recorded in other liabilities and $2,105 of unrecognized tax benefits were recorded net against deferred tax assets in the accompanying consolidated balance sheet.

The Company’s unrecognized tax benefits are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
Opening balance	$1,797	$1,674	$2,341
(Reductions) additions based on tax positions related to the current year	(174)	274	154
Additions for tax positions of prior years	1,337	336	—
Reductions for tax positions of prior years	(135)	(487)	(821)

	$2,825	$1,797	$1,674

The unrecognized tax benefits if recognized, would favorably impact the Company’s effective tax rate. The Company believes it is reasonably possible that its unrecognized tax benefits will decrease and be recognized in the next twelve months by up to $895 due to completing a tax examination with the U.S. and German taxing authorities and confirmation from the Florida Department of Revenue concerning which sourcing method the Company should use to file its Florida income tax returns.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. There were no interest and penalties recorded in 2013, 2012 and 2011 and no interest and penalties accrued at December 31, 2013 and 2012.

The Company is undergoing an examination by the Internal Revenue Service (“IRS”). The IRS examination covers the 2010 tax year. In addition, one of the Company’s foreign subsidiaries is undergoing an examination by the German tax authorities. The foreign examination covers the foreign subsidiary’s 2006 through 2009 tax years.

The effective tax rate differs from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2013	2012	2011
Statutory federal rate	35.00%	35.00%	35.00%
State income taxes—net of federal tax benefit	4.14%	5.16%	1.95%
International operations	(0.46%)	(2.23%)	—
Non-deductible expenses	(4.27%)	—	—
Research tax credits	3.56%	(2.06%)	(3.30%)
Domestic production activities deduction	—	(2.29%)	—
Unrecognized tax benefits	0.86%	—	(6.90%)
Other reconciling items, net	(0.42%)	(1.10%)	1.05%

Effective tax rate	38.41%	32.48%	27.80%

For the years ended December 31, 2013, 2012 and 2011, the Company had no individually significant other reconciling items.

15. Preferred Stock

Preferred stock is as follows:

	December 31,
	2013	2012
Preferred shares issuance	$50,000	$—
Preferred shares issuance costs	(1,290)	—

Net proceeds	48,710	—
Amortization of preferred shares issuance costs	77	—
Accrued dividend payable	750	—

	$49,537	$—

On June 12, 2013, the Company and WSHP entered into an investment agreement. Pursuant to the terms of the investment agreement, the Company agreed to a $50,000 private placement of convertible preferred equity with WSHP. In connection with the closing of the transactions contemplated by the investment agreement, the Company and WSHP amended the investment agreement on July 15, 2013, and the Company filed a Certificate of Designation of Series A Convertible Preferred Stock creating the Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), and establishing the designations, preferences, and other rights of the Preferred Stock. The Preferred Stock accrues dividends at a rate of 6% per annum. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period will accumulate until paid in cash. The payments of dividends may be restricted by various covenants under our new credit agreement with TD Bank and Regions Bank.

The Preferred Stock will be convertible at the election of the holders into shares of the Company’s common stock at an initial conversion price of $4.39 per share which would result in a conversion ratio of approximately 228 shares of common stock for each share of Preferred Stock following the receipt of the stockholder approval. The Preferred Stock is convertible at the election of the Company five years after its issuance or at any time if the Company’s common stock closes at or above $7.98 per share for at least 20 consecutive trading days.

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

16. Stockholders’ Equity

Preferred Stock—The Company has 5,000,000 shares of preferred stock authorized under its Certificate of Incorporation of which 50,000 are currently issued and outstanding. These shares may be issued in one or more series having such terms as may be determined by the Company’s Board of Directors.

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

17. Restructuring Charges

The Company instituted a restructuring plan primarily related to termination of employees and a location closure as a result of the integration activities following the acquisition of Pioneer, which resulted in $2,881 of expenses for the year ended December 31, 2013. The total estimated restructuring charges should be paid in full prior to February 28, 2015. Severance payments are made to terminated employees over periods ranging from one month to twelve months and will not have a material impact on cash flows of the Company in any quarterly period. The following table includes a rollforward of restructuring charges included in accrued expenses, see Note 11.

Accrued restructuring charges at January 1, 2013	$—
Employee separation benefits accrued	2,514
Office closure costs	367

Subtotal restructuring charges	2,881
Cash payments	(272)

Accrued restructuring charges at December 31, 2013	$2,609

18. Retirement Benefits

The Company has a qualified 401(k) plan available to all U.S. employees who meet certain eligibility requirements. The 401(k) plan allows each employee to contribute up to the annual maximum allowed under the Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee’s earnings. For the years ended December 31, 2013, 2012 and 2011, the amounts expensed under the plan were $1,964, $1,501 and $1,359, respectively.

19. Concentrations of Risk

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

	Year Ended December 31,
	2013	2012	2011
Percent of revenues derived from:
Distributor
Zimmer, Inc.	17%	14%	12%
Medtronic, Inc.	16%	18%	19%
Davol, Inc.	9%	11%	11%
International	10%	12%	12%

The Company’s distribution agreements are subject to termination by either party for a variety of causes. No assurance can be given that such distribution agreements will be renewed beyond their expiration dates, continue in their current form or at similar rate structures. Any termination or interruption in the distribution of the Company’s implants through one of its major distributors could have a material adverse effect on the Company’s operations.

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

20. Commitments and Contingencies

Distribution Agreement with Medtronic—On October 12, 2013, the Company entered into a replacement distribution agreement with Medtronic, Inc. (“Medtronic”), pursuant to which Medtronic will distribute certain allograft implants for use in spinal, general orthopedic and trauma surgery. Under the terms of this distribution agreement, Medtronic will be a non-exclusive distributor except for certain specified implants for which Medtronic will be the exclusive distributor. Medtronic will maintain its exclusivity with respect to these specified implants unless the cumulative fees received by us from Medtronic in respect of these specified implants decline by a certain amount during any trailing 12-month period. The initial term of this distribution agreement will continue through December 31, 2017, unless earlier terminated in accordance with this distribution agreement. This initial term will automatically renew for successive five-year periods, unless either party provides written notice of its intent not to renew at least one year prior to the expiration of the initial term or the applicable renewal period. This distribution agreement superseded and replaced our prior distribution agreement with Medtronic which would have expired in accordance with its terms in June 2014.

Exclusive License Agreement with Athersys—On September 10, 2010, the Company entered into an Exclusive License Agreement with Athersys, pursuant to which Athersys will provide the Company access to its MAPC technologies to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications. In consideration for the Exclusive License, the Company agreed to pay Athersys the following: 1) a non-refundable $3,000 license fee, payable in three time-based $1,000 installments, the last of which was paid in the first quarter of 2011, 2) payment of $2,000 contingent upon successful achievement of certain development milestones which the Company paid in 2012, and 3) up to $32,500 contingent upon achievement of certain cumulative revenue milestones in future years. In addition, the Company pays Athersys royalties from the distribution of implants under a tiered royalty structure based on achievement of certain cumulative revenue milestones. The term of this license agreement is the longer of five years, or the remaining life of any patent or trade secret. These acquired licensing rights are being amortized to expense on a straight-line basis over the expected life of the asset.

Distribution Agreement with Zimmer Dental Inc.—On September 3, 2010, the Company and Zimmer Dental Inc. (“Zimmer Dental”), a subsidiary of Zimmer, entered into an exclusive distribution agreement, with an effective date of September 30, 2010. This distribution agreement has an initial term of ten years. Under the terms of this distribution agreement, the Company has agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer Dental has agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer Dental’s exclusive distribution rights, Zimmer Dental agreed to the following: 1) payment to the Company of $13,000 within ten days of the effective date (the “Upfront Payment”), 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year, and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer Dental’s ability to distribute the implants, Zimmer Dental may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in this distribution agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by the Company to the satisfaction of Zimmer Dental. The Upfront Payment, the Annual Exclusivity Fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the Upfront Payment and the Annual Exclusivity Fees are deferred as received and are being recognized as other revenues over the term of this distribution agreement based on the expected contractual escalating annual purchase minimums relative to the total contractual minimum purchase requirements in this distribution agreement. Additionally, the Company has considered the potential impact of this distribution agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to this distribution agreement.

Distribution Agreement with Davol—On July 13, 2009, the Company and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement, 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019, 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019, and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The non-refundable fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the $8,000 and $3,500 exclusivity payments have been deferred and are being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. The straight-line method approximates the expected pattern of implant distribution based on this distribution agreement’s contractual annual minimum purchase requirements. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013. As a result, the Company recognized $1,715 of additional deferred revenue as other revenues during the first quarter of 2013 due to the acceleration of deferred revenue recognition.

The Company’s aforementioned revenue recognition methods related to the Zimmer and Davol distribution agreements do not result in the deferral of revenue less than amounts that would be refundable in the event the agreements were to be terminated in future periods. Additionally, the Company evaluates the appropriateness of the aforementioned revenue recognition methods on an ongoing basis.

Leases—The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2017. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. Rent expense for the years ended December 31, 2013, 2012, and 2011 was $1,529, $1,302 and $1,041, respectively, and is included as a component of marketing, general and administrative expenses.

Future minimum lease commitments under non-cancelable operating leases as of December 31, 2013 are as follows:

Operating Leases
2014	$1,886
2015	1,064
2016	353
2017	175

$3,478

21. Legal and Regulatory Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2013 will have a material adverse impact on its financial position or results of operations.

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

Lanx, Inc. —Lanx, Inc., a subsidiary of Biomet, Inc. filed suit in the second quarter of 2013 against Pioneer in the United States District Court, District of Colorado, alleging that one of the Company’s medical devices infringes certain of Lanx’s U.S. intellectual property rights, and seeking monetary damages and threatening injunctive relief. The parties are currently in discovery and litigation is ongoing. The Company has given notice to the former Pioneer stockholders’ agent of an indemnification claim against the Pioneer escrow fund. As of January 17, 2014, the parties had reached an agreement in principle to resolve the claim with no material financial impact to the Company or its operations. Final documentation of the resolution is presently being negotiated.

Coloplast —The Company is presently named as co-defendant along with other companies in a small number of the transvaginal surgical mesh mass tort claims being brought in various state and federal courts. The transvaginal surgical mesh litigation has as its catalyst various Public Health Notifications issued by the FDA with respect to the placement of certain transvaginal surgical mesh implants that were the subject of 510k regulatory clearance prior to their distribution. The Company does not process or otherwise manufacture for distribution in the United States any implants that were the subject of these FDA Public Health Notifications. Though the Company believes their inclusion in these cases is the result of confusion and lack of discrimination among plaintiffs’ attorneys, and that the claims presently asserted against them are product liability claims that are inapplicable to allografts, plaintiffs may attempt to amend their theory of liability and approach to the litigation, including, for example, increasing the number of cases in which the Company is named. The Company denies any allegations against itself and intends to vigorously defend itself.

In addition to claims made directly against the Company, Coloplast, a distributor of certain allografts processed and private labeled for them under a contract with the Company, has been named as a defendant in individual transvaginal surgical mesh cases in various federal and state courts around the United States. A multidistrict litigation (“MDL”) was formed in August 2012 to consolidate federal court cases in which Coloplast is the first named defendant in the Southern District of West Virginia as part of MDL No. 2387. The cases are consolidated for purposes of pre-trial discovery and motion practice. MDLs against other major transvaginal mesh manufacturers are being heard at the same venue. Of the cases that have been filed against Coloplast, as well as claims that have not been filed but of which Coloplast is aware and has executed tolling agreements to suspend the running of statutes of limitation, Coloplast has expressed to the Company that it believes the Company is required to indemnify or defend Coloplast in those claims which allege injuries caused only by Company’s allograft implants. With respect to cases alleging the implantation of both an allograft of the Company’s and a Coloplast product, Coloplast proposes working cooperatively to defend such cases. No trial date has yet been set for any such cases, and the Company has requested additional information from Coloplast for evaluation. If, following a formal request for defense and indemnification by Coloplast in accordance with the terms and conditions of the applicable contracts, the Company either determines such indemnification and defense to be required by the Company, or if such defense and indemnification are assumed under a reservation of rights by the Company, as may be applicable, such defense and indemnification will be afforded coverage under the Company’s insurance policy subject to a reservation of rights by our insurer.

Based on the current information available to the Company, it is not possible to evaluate and estimate with reasonable certainty the impact that current or any future transvaginal mesh litigation may have on the Company. However, based on the current information available to the Company, and to the best of our knowledge, we do not expect this to have a material impact on the financial position of the Company.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

In October 2012, the Company received a warning letter from the U.S. Food and Drug Administration (“FDA”) related to environmental monitoring activities in certain areas of its processing facility in Alachua, Florida. The FDA re-inspected the processing facility in Alachua, Florida in September 2013 and determined that the Company had addressed the FDA’s concerns from the previous inspection. In October 2013, the Company received a final close out letter from the FDA to formally resolve their concerns. The warning letter did not restrict the Company’s ability to process or distribute implants, nor did it require the withdrawal of any implants from the marketplace.

22. Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment comprised of six lines of business. The Company’s lines of business are comprised primarily of six categories: spine, sports medicine, surgical specialties, BGS and general orthopedic, dental and ortho fixation. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues and their respective percentages of the Company’s total revenues for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	(In thousands)
Revenues:
Spine	$57,334	28.9%	$38,866	21.9%	$39,722	23.5%
Sports medicine	42,594	21.5%	51,197	28.7%	48,122	28.4%
Surgical specialties	27,666	14.0%	30,897	17.3%	30,328	17.9%
BGS general orthopedic	27,864	14.1%	29,308	16.5%	26,291	15.5%
Dental	19,779	10.0%	21,435	12.0%	18,392	10.9%
Ortho fixation	14,525	7.3%	—	—	—	—
Other revenues	8,217	4.2%	6,410	3.6%	6,461	3.8%

Total revenues	$197,979	100.0%	$178,113	100.0%	$169,316	100.0%

Domestic revenues	$177,207	89.5%	$156,803	88.0%	$148,315	87.6%
International revenues	20,772	10.5%	21,310	12.0%	21,001	12.4%

Total revenues	$197,979	100.0%	$178,113	100.0%	$169,316	100.0%

The following table presents property, plant and equipment—net by significant geographic location:

	December 31,
	2013	2012
Property, plant and equipment—net:
Domestic	$58,458	$34,637
International	16,280	15,007

Total	$74,738	$49,644

23. Quarterly Results of Operations (Unaudited)

The following table sets forth the results of operations for the periods indicated:

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Quarter Ended:
Revenues	$40,422	$42,309	$54,742	$60,506
Gross profit	19,196	19,236	20,319	21,354
Net income (loss) applicable to common shares	1,462	(2,999)	(9,125)	(8,527)
Net income (loss) per common share:
Basic	$0.03	$(0.05)	$(0.16)	$(0.15)
Diluted	0.03	(0.05)	(0.16)	(0.15)

In the third quarter of 2013, the Company completed its acquisition of Pioneer which added diversification of our implant portfolio, expanded our direct distribution and marketing organizations and enhanced our international business. Excluding the impact of the Pioneer acquisition, the Company experienced a moderate increase in fees from tissue distribution in its spine and surgical specialties implant categories and decreases in its sports medicine, BGS and general orthopedic and dental implant categories. In addition, sports medicine, BGS and general orthopedic and dental implant categories were negatively impacted by customer uncertainty surrounding our October 2012 FDA warning letter which was resolved in October 2013. In 2013, the Company’s net income was negatively impacted by a litigation settlement charge of $3,000, restructuring charges of $2,881 and acquisition expenses of $6,004.

The following table sets forth the results of operations for the periods indicated:

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Quarter Ended:
Revenues	$43,743	$45,197	$44,566	$44,607
Gross profit	20,106	21,671	21,692	21,748
Net income applicable to common shares	2,002	1,321	2,808	2,271
Net income per common share:
Basic	$0.04	$0.02	$0.05	$0.04
Diluted	0.04	0.02	0.05	0.04

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

24. Related Parties

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

During the years ended December 31, 2013, 2012 and 2011, the Company recognized revenues of $3,043, $6,215 and $5,393, respectively, on distributions to Stryker. Distributions to Stryker for the years ended December 31, 2013, 2012 and 2011 represented 1.5%, 3.5% and 3.2%, respectively, of the Company’s total revenues. Trade accounts receivable due from Stryker totaled $304 and $552 at December 31, 2013 and 2012, respectively.

25. Subsequent Events

The Company evaluated subsequent events as of the issuance date of the consolidated financial statements as defined by FASB ASC 855 Subsequent Events, and identified no subsequent events that require adjustment to, or disclosure of, in these consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions- Write-offs, Payments	Balance at End of Period
For the year ended December 31, 2013:
Allowance for doubtful accounts	$346	$180	$34	$492
Allowance for product returns	283	255	195	343
Allowance for obsolescence	7,735	1,785	4,121	5,399
Deferred tax asset valuation allowance	469	—	—	469
For the year ended December 31, 2012:
Allowance for doubtful accounts	323	54	31	346
Allowance for product returns	383	82	182	283
Allowance for obsolescence	8,171	3,114	3,550	7,735
Deferred tax asset valuation allowance	469	—	—	469
For the year ended December 31, 2011:
Allowance for doubtful accounts	190	133	—	323
Allowance for product returns	300	317	234	383
Allowance for obsolescence	11,513	4,840	8,182	8,171
Deferred tax asset valuation allowance	469	—	—	469

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2014	RTI SURGICAL, INC.

	By:	/s/ Brian K. Hutchison
Brian K. Hutchison
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian K. Hutchison Brian K. Hutchison	President and Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2014

/s/ Robert P. Jordheim Robert P. Jordheim	Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)	March 10, 2014

/s/ Dean H. Bergy Dean H. Bergy	Chairman	March 10, 2014

/s/ Julianne M. Bowler Julianne M. Bowler	Director	March 10, 2014

/s/ Philip R. Chapman Philip R. Chapman	Director	March 10, 2014

/s/ Roy D. Crowninshield Roy D. Crowninshield	Director	March 10, 2014

/s/ Peter F. Gearen Peter F. Gearen	Director	March 10, 2014

/s/ Curt M. Selquist Curt M. Selquist	Director	March 10, 2014

/s/ Adrian J.R. Smith Adrian J.R. Smith	Director	March 10, 2014

/s/ Ned H. Villers Ned H. Villers	Director	March 10, 2014

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Date Filed

2.1	Agreement and Plan of Merger, dated as of June 11, 2013, by and among RTI Biologics, Inc., Rockets MI Corporation, Pioneer Surgical Technology, Inc. and Shareholder Representative Services LLC, solely in its capacity as the stockholders’ agent.	8-K	000-31271	6/13/2013

3.1	Amended and Restated Certificate of Incorporation of RTI Surgical, Inc.	8-K	000-31271	2/29/2008

3.2	Bylaws.	8-K	000-31271	8/4/2008

3.3	Certificate of Designation of Series A Convertible Preferred Stock of RTI Surgical, Inc., dated July 16, 2013.	8-K	000-31271	7/19/2013

3.4	Certificate of Ownership and Merger dated July 16, 2013.	8-K	000-31271	7/19/2013

4.3	Specimen Stock Certificate.	S-1	333-35756	8/02/2000

10.1‡	Omnibus Stock Option Plan.	S-1	333-35756	4/27/2000

10.2‡	Year 2000 Compensation Plan.	S-1	333-35756	4/27/2000

10.3‡	RTI Surgical, Inc. 2004 Equity Incentive Plan.	10-Q	000-31271	6/30/2004

10.4‡	Form of Nonqualified Stock Option Grant Agreement.	10-K(2004)	000-31271	6/28/2005

10.5‡	Form of Incentive Stock Option Grant Agreement.	10-K(2004)	000-31271	6/28/2005

10.6‡	RTI Surgical, Inc. 2010 Equity Incentive Plan.	DEF 14A	000-31271	3/18/2010

10.7†	Exclusive Distribution Agreement between RTI Surgical, Inc. and Zimmer Dental Inc., dated as of September 3, 2010 and effective as of September 30, 2010.	10-Q (Q3 2010)	000-31271	11/08/2010

10.8‡	RTI Surgical, Inc. Executive Nonqualified Excess Plan.	10-K(2011)	000-31271	2/15/2012

10.9‡	Form of Executive Transition Agreement.	8-K	000-31271	9/4/2012

10.10‡	Executive Transition Agreement with Brian K. Hutchison.	8-K	000-31271	9/4/2012

10.11	Second Amended and Restated Loan Agreement dated July 16, 2013 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	8-K	000-31271	7/19/2013

10.12	First Amendment to the Second Amended and Restated Loan Agreement dated December 30, 2013 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	8-K	000-31271	12/30/2013

10.13	Investment Agreement, dated as of June 12, 2013, by and between RTI Biologics, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	6/13/2013

10.14	Amendment to Investment Agreement, dated as of July 15, 2013 by and among RTI Biologics, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	7/19/2013

10.15	Investor Rights Agreement dated as of July 16, 2013 by and between RTI Surgical, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	7/19/2013

10.16	Form of Water Street Director Indemnification Agreement.	8-K	000-31271	7/19/2013

10.17	Form of Director Indemnification Agreement.	8-K	000-31271	7/19/2013

10.18*†	2013 Distribution Agreement, effective as of October 12, 2013, between RTI Surgical, Inc. and Medtronic Sofamor Danek USA, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Brian K. Hutchison, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert P. Jordheim, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Date Filed

32.1*	Certification of Brian K. Hutchison, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in RTI Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

32.2*	Certification of Robert P. Jordheim, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in RTI Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.
‡	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	Filed herewith