Form 10-Q
period 2014-03-31
RTI SURGICAL, INC.
filed 2014-05-02
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Shares of common stock, $0.001 par value, outstanding on April 24, 2014: 56,623,563

RTI SURGICAL, INC.

FORM 10-Q For the Quarter Ended March 31, 2014

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$15,465	$18,721
Accounts receivable—less allowances of $564 at March 31, 2014 and $492 at December 31, 2013	32,038	31,752
Inventories—net	104,546	106,126
Prepaid and other current assets	6,173	5,483
Deferred tax assets—net	25,165	24,577

Total current assets	183,387	186,659
Property, plant and equipment—net	76,257	74,738
Deferred tax assets—net	6,497	5,452
Goodwill	54,887	54,887
Other intangible assets—net	32,787	33,786
Other assets—net	14,228	14,332

Total assets	$368,043	$369,854

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$21,561	$23,231
Accrued expenses	20,635	22,478
Deferred tax liabilities	195	195
Current portion of deferred revenue	4,870	5,109
Current portion of short and long-term obligations	4,073	1,344

Total current liabilities	51,334	52,357
Long-term obligations—less current portion	70,194	67,706
Other long-term liabilities	13,239	13,446
Deferred revenue	17,195	18,755

Total liabilities	151,962	152,264
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	50,333	49,537
Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 56,620,563 and 56,388,063 shares issued and outstanding, respectively	57	56
Additional paid-in capital	415,503	415,426
Accumulated other comprehensive loss	(763)	(812)
Accumulated deficit	(248,860)	(246,550)
Less treasury stock, 180,898 and 146,957 shares, at cost	(189)	(67)

Total stockholders’ equity	165,748	168,053

Total liabilities and stockholders’ equity	$368,043	$369,854

See notes to condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$60,745	$40,422
Costs of processing and distribution	34,547	21,226

Gross profit	26,198	19,196

Expenses:
Marketing, general and administrative	25,854	15,023
Research and development	3,832	3,111

Total operating expenses	29,686	18,134

Operating (loss) income	(3,488)	1,062

Other (expense) income:
Interest expense	(336)	—
Interest income	3	6
Foreign exchange loss	(22)	(6)

Total other (expense) income—net	(355)	—

(Loss) income before income tax benefit	(3,843)	1,062
Income tax benefit	1,533	400

Net (loss) income	(2,310)	1,462

Convertible preferred dividend	(750)	—

Net (loss) income applicable to common shares	(3,060)	1,462

Other comprehensive (loss) income:
Unrealized foreign currency translation gain (loss)	49	(611)

Comprehensive (loss) income	$(3,011)	$851

Net (loss) income per common share—basic	$(0.05)	$0.03

Net (loss) income per common share—diluted	$(0.05)	$0.03

Weighted average shares outstanding—basic	56,451,646	56,022,389

Weighted average shares outstanding—diluted	56,451,646	56,290,110

See notes to condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months
	Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(2,310)	$1,462
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	3,664	2,028
Provision for bad debts and product returns	53	31
Provision for inventory write-downs	1,314	757
Amortization of deferred revenue	(1,799)	(2,915)
Deferred income tax provision (benefit)	(1,039)	(954)
Stock-based compensation	490	485
Other	15	210
Change in assets and liabilities:
Accounts receivable	(299)	111
Inventories	1,081	(2,828)
Accounts payable	(650)	(1,271)
Accrued expenses	(2,970)	(7,417)
Deferred revenue	—	3,000
Other operating assets and liabilities	(857)	(762)

Net cash used in operating activities	(3,307)	(8,063)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,936)	(2,708)
Patent and acquired intangible asset costs	(217)	(98)

Net cash used in investing activities	(5,153)	(2,806)

Cash flows from financing activities:
Proceeds from exercise of common stock options	292	85
Proceeds from long-term obligations	4,000	—
Net proceeds from short-term obligations	1,233	—
Payments on long-term obligations	(20)	(82)
Other financing activities	(122)	(23)

Net cash provided by (used in) financing activities	5,383	(20)

Effect of exchange rate changes on cash and cash equivalents	(179)	(5)

Net decrease in cash and cash equivalents	(3,256)	(10,894)
Cash and cash equivalents, beginning of period	18,721	49,696

Cash and cash equivalents, end of period	$15,465	$38,802

Supplemental cash flow disclosure:
Cash paid for interest	$351	$2
Cash paid for income taxes, net of refunds	(79)	2,137
Change in accrual for purchases of property, plant and equipment	1,059	950
Change in accrual for acquired intangible asset costs	—	79

See notes to condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2014

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2013	$56	$415,426	$(812)	$(246,550)	$(67)	$168,053
Net loss	—	—	—	(2,310)	—	(2,310)
Foreign currency translation adjustment	—	—	49	—	—	49
Exercise of common stock options	1	291	—	—	—	292
Stock-based compensation	—	490	—	—	—	490
Purchase of treasury stock	—	—	—	—	(122)	(122)
Amortization of preferred stock Series A issuance costs	—	(46)	—	—	—	(46)
Preferred stock Series A dividend	—	(750)	—	—	—	(750)
Change in tax benefit from stock- based compensation	—	92	—	—	—	92

Balance, March 31, 2014	$57	$415,503	$(763)	$(248,860)	$(189)	$165,748

See notes to condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

1. Operations and Organization

The company is a leader in the use of natural tissues, metals and synthetics to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. The Company processes donated human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue and bovine and porcine animal tissue in producing allograft and xenograft implants utilizing its proprietary BIOCLEANSE® and TUTOPLAST® sterilization processes, for distribution to hospitals and surgeons. The Company processes natural tissue at two facilities in Alachua, Florida and one facility in Neunkirchen, Germany and manufactures metal and synthetic products in Marquette, Michigan and Greenville, North Carolina. The Company distributes its implants and products in all 50 states and in over 45 countries worldwide.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated financial statements include the accounts of RTI Surgical, Inc. and its wholly owned subsidiaries, Pioneer Surgical Technology, Inc. (“Pioneer”), Tutogen Medical, Inc. (“TMI”), RTI Surgical, Inc. – Cardiovascular (inactive), Biological Recovery Group, Inc. (inactive) and RTI Services, Inc. (inactive). The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity.

3. Merger with Pioneer Surgical Technology, Inc.

On July 16, 2013, the Company completed its acquisition of Pioneer. Under the terms of the merger agreement dated June 12, 2013, the Company acquired Pioneer for $126,307 in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity. The Company obtained from Toronto-Dominion Bank, N.A., TD Securities “USA” LLC (“TD Bank”) and Regions Bank, a 5 year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 300 basis points in excess of the one month London Interbank Offered Rate (“LIBOR”). The $20,000 revolving credit facility replaced the Company’s previous $15,000 U.S. credit facility.

Additionally, the Company received $50,000 in gross proceeds from a private placement of convertible preferred equity to WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners, a leading healthcare-focused private equity firm (“Water Street”). The convertible preferred stock is convertible into shares of the Company’s common stock. The convertible preferred stock will also accrue dividends at a rate of 6% per year. In 2013, the Company capitalized $1,989 in financing costs associated with the preferred stock issuance and the debt issuance.

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

The Company believes that the acquisition of Pioneer offers the potential for substantial strategic and financial benefits. The transaction will enhance the Company’s existing core competency in biologics processing with the addition of Pioneer’s core competency in metals and synthetics. The Company believes the acquisition will enhance stockholder value through, among other things, enabling the Company to capitalize on the following strategic advantages and opportunities:

•	Diversification of its implant portfolio.

•	Expansion of our direct distribution and marketing organizations.

•	Enhancement of our current international business.

•	Improvement of our margin profile and revenue growth opportunities.

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

The following unaudited pro forma information shows the results of the Company’s operations as though the acquisition had occurred as of the beginning of that period (in thousands, except per share data):

For the Three Months Ended
March 31, 2013
Revenues	$62,450
Net income	477
Basic net income per share	0.01
Diluted net income per share	0.01

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the merger taken place as of the beginning of the periods presented, or the results that may occur in the future.

These amounts have been calculated to reflect the additional depreciation, amortization and interest expense that would have been incurred assuming the fair value of adjustments and borrowings occurred on January 1, 2013, together with the consequential tax effects. In addition, these amounts exclude costs incurred which are directly attributable to the acquisition, and which do not have a continuing impact on the combined companies’ operating results.

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

Stock Options

As of March 31, 2014, there was $3,139 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.57 years.

Stock options outstanding, exercisable and available for grant at March 31, 2014 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	5,518,604	$4.63
Granted	913,500	3.78
Exercised	(90,500)	3.23
Forfeited or expired	(98,500)	5.28

Outstanding at March 31, 2014	6,243,104	$4.51	5.87	$2,563

Vested or expected to vest at March 31, 2014	5,472,476	$4.62	5.41	$2,283

Exercisable at March 31, 2014	3,514,704	$5.18	4.38	$1,323

Available for grant at March 31, 2014	1,792,053

Other information concerning stock options are as follows:

	Three Months Ended March 31,
	2014	2013
Weighted average fair value of stock options granted	$1.84	$1.72
Aggregate intrinsic value of stock options exercised	51	14

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value of outstanding stock options for which the fair market value of the underlying common stock exceeds the respective stock option exercise price.

Restricted Stock Awards

During the first quarter of 2014, the Company granted 145,000 shares of restricted stock with a weighted-average grant date fair value of $3.78 which vest over a three year period. As of March 31, 2014, there was $822 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.59 years.

For the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation as follows:

	Three Months Ended March 31,
	2014	2013
Stock-based compensation:
Costs of processing and distribution	$33	$33
Marketing, general and administrative	442	437
Research and development	15	15

Total	$490	$485

5. Net (Loss) Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net (loss) income per common share is presented below:

	Three Months Ended
	March 31,
	2014	2013
Basic shares	56,451,646	56,022,389
Effect of dilutive securities:
Stock options	—	267,721

Diluted shares	56,451,646	56,290,110

For the three months ended March 31, 2014 and 2013, approximately 4,214,548 and 3,822,000, respectively, of issued stock options were not included in the computation of diluted net income or loss per common share because they were anti-dilutive since their exercise price exceeded their market price. For the three months ended March 31, 2014, options to purchase 282,606 shares of common stock were not included in the computation of diluted earnings per share because dilutive shares are not factored into the calculation of earnings per share when a net loss is reported.

For the three months ended March 31, 2014, 50,000 shares of convertible preferred stock were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net loss per common share.

6. Inventories

Inventories by stage of completion are as follows:

	March 31,	December 31,
	2014	2013
Unprocessed tissue and raw materials	$31,486	$31,468
Tissue and work in process	41,111	39,417
Implantable tissue and finished goods	29,824	33,102
Supplies	2,125	2,139

	$104,546	$106,126

For the three months ended March 31, 2014 and 2013, the Company had inventory write-downs of $1,314 and $757, respectively, relating primarily to product obsolescence.

7. Property, Plant and Equipment

Property, plant and equipment are as follows:

	March 31,	December 31,
	2014	2013
Land	$2,617	$2,618
Buildings and improvements	49,876	50,106
Processing equipment	44,475	43,309
Surgical instruments	6,275	5,012
Office equipment, furniture and fixtures	4,020	3 ,994
Computer equipment and software	6,629	6,152
Construction in process	17,421	16,156
Equipment under capital leases:
Processing equipment	396	396
Computer equipment	744	744
Office equipment	152	152

	132,605	128,639
Less accumulated depreciation	(56,348)	(53,901)

	$76,257	$74,738

Depreciation expense of property, plant and equipment was $2,536 and $1,503 for the three months ended March 31, 2014 and 2013, respectively.

8. Goodwill

	March 31,	December 31,
	2014	2013
Balance at January 1	$54,887	$2,062
Goodwill acquired during the period	—	52,825

	$54,887	$54,887

9. Other Intangible Assets

Other intangible assets are as follows:

	March 31, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$10,726	$2,103	$10,637	$1,935
Acquired exclusivity rights	2,941	2,879	2,941	2,787
Acquired licensing rights	10,850	5,629	10,850	5,326
Marketing and procurement intangible assets	21,398	2,517	22,098	2,692

Total	$45,915	$13,128	$46,526	$12,740

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists and non-compete agreements.

Amortization expense of other intangible assets for the three months ended March 31, 2014 and 2013 was $1,128 and $525, respectively. At March 31, 2014, management’s estimates of future amortization expense for the next five years are as follows:

Amortization
Expense
2014	$3,300
2015	4,000
2016	3,400
2017	3,300
2018	3,300

$17,300

10. Other Assets

Other assets are as follows:

	March 31,	December 31,
	2014	2013
Indemnification asset	$13,000	$13,000
Other	1,228	1,332

	$14,228	$14,332

Other assets include $13,000 of indemnification assets recognized on the date of the acquisition of Pioneer. Under the acquisition agreement, Pioneer deposited $13,000 in an escrow account and indemnified the Company for up to $13,000 for various outstanding legal issues. In conjunction with recording the indemnification asset, the Company also recorded a corresponding $13,000 indemnification liability.

For the three months ended March 31, 2014 and 2013, the Company recognized interest expense associated with the amortization of its debt issuance costs which are included in Other in the table above of $35 and $4, respectively.

11. Accrued Expenses

Accrued expenses are as follows:

	March 31,	December 31,
	2014	2013
Accrued compensation	$5,244	$3,817
Accrued donor recovery fees	4,418	5,771
Accrued restructuring charges	1,564	2,609
Accrued distributor commissions	1,636	2,059
Accrued taxes	160	200
Contingent consideration	39	39
Other	7,574	7,983

	$20,635	$22,478

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

12. Short and Long-Term Obligations

Short and long-term obligations are as follows:

	March 31,	December 31,
	2014	2013
Term loan	$60,000	$60,000
Credit facilities	14,148	8,911
Capital leases	119	139

Total	74,267	69,050
Less current portion	(4,073)	(1,344)

Long-term portion	$70,194	$67,706

On July 16, 2013, the Company obtained from TD Bank and Regions Bank, a 5 year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 300 basis points in excess of the one month LIBOR rate. At March 31, 2014, the interest rate for the term loan and revolving credit facility is 2.40%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTIDS. The $20,000 revolving credit facility replaced the Company’s previous $15,000 U.S. credit facility. As of March 31, 2014, there was $12,250 outstanding on the revolving credit facility with TD Bank and Regions Bank. The term loan facility includes an interest only period of September 30, 2013 through December 31, 2014 with a final balloon principal payment at the end of the loan agreement. The new credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, payment of dividends, require a minimum cash balance on hand of $10,000 and require certain financial covenant ratios.

In addition to the credit facility with TD Bank and Regions Bank, the Company has three credit facilities with German banks as of March 31, 2014. Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euro, or approximately $2,338, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 3.30% to 4.43%. As of March 31, 2014, there was $1,898 outstanding on revolving credit facilities with German banks.

The total available credit on the Company’s four revolving credit facilities at March 31, 2014 was $10,189. The Company was in compliance with all covenants related to its revolving credit facilities as of March 31, 2014.

The Company has capital leases with interest rates ranging from 1.49% to 8.46% and maturity dates through 2017. The $119 representing future maturities of capital leases includes interest in the amount of $3 at March 31, 2014. The present value of minimum lease payments as of March 31, 2014 was $116.

As of March 31, 2014, contractual maturities of long-term obligations are as follows:

	Term Loan	Credit Facilities	Capital Leases	Total
2014	$625	$1,898	$50	$2,573
2015	5,250	—	39	5,289
2016	4,500	—	26	4,526
2017	5,250	—	4	5,254
2018 and beyond	44,375	12,250	—	56,625

	$60,000	$14,148	$119	$74,267

13. Other Long-Term Liabilities

Other long-term liabilities are as follows:

	March 31,	December 31,
	2014	2013
Indemnification liability	$13,000	$13,000
Other	239	446

	$13,239	$13,446

As described in Note 10, the Company recorded a $13,000 indemnification liability on the date of the acquisition of Pioneer.

14. Income Taxes

The Company expects its deferred tax assets of $31,467, net of the valuation allowance at March 31, 2014 of $469, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $469 have been established at both March 31, 2014 and December 31, 2013, against a portion of the Company’s deferred tax assets relating to certain state net operating loss carryforwards.

U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to permanently reinvest earnings in its foreign subsidiaries.

As of March 31, 2014, the Company’s deferred tax assets were primarily attributable to U.S. federal net operating loss and credit carryforwards. The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction.

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

When evaluating whether the Company has overcome the significant negative evidence that resulted from cumulative losses in recent years, the Company adjusted its historical loss for items that the Company determined were not indicative of its ability to generate taxable income in future years. The Company is in a cumulative income position after adjusting for the items that were not indicative of its ability to generate taxable income in future years. The Company considers this objectively verifiable evidence that its current operations existing on March 31, 2014 have consistently demonstrated the ability to operate at a profit. The Company believes that this evidence is sufficient to overcome the unadjusted cumulative losses in recent years.

The Company has a history of utilizing 100 percent of its deferred taxes assets before they expire and the forecasts of taxable earnings project a complete realization of all federal deferred tax assets before they expire, including under stressed scenarios.

Upon considering all of the available positive and negative evidence, and the extent to which that evidence was objectively verifiable, the Company determined that the positive evidence outweighed the negative evidence and the deferred tax assets are more-likely-than-not realizable, as of March 31, 2014.

The Company will continue to regularly assess the realizability of our deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

The Company completed an examination during the three months ended March 31, 2014 by the Internal Revenue Service (“IRS”). The IRS examination covered the 2010 tax year and resulted in no material adjustments. In addition, one of the Company’s foreign subsidiaries is undergoing an examination by the German tax authorities. The foreign examination covers the foreign subsidiary’s 2006 through 2009 tax years.

15. Preferred Stock

Preferred stock is as follows:

	March 31,	December 31,
	2014	2013
Preferred shares issuance	$50,000	$50,000
Preferred shares issuance costs	(1,290)	(1,290)

Net proceeds	48,710	48,710
Amortization of preferred shares issuance costs	123	77
Accrued dividend payable	1,500	750

	$50,333	$49,537

On June 12, 2013, the Company and Water Street entered into an investment agreement. Pursuant to the terms of the investment agreement, the Company agreed to issue $50,000 of convertible preferred equity to Water Street in a private placement which closed on July 16, 2013.

16. Restructuring Charges

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

Accrued restructuring charges at January 1, 2014	$2,609
Cash payments	(1,045)

Accrued restructuring charges at March 31, 2014	$1,564

17. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2014 will have a material adverse impact on its financial position or results of operations.

Biomedical Tissue Service, Ltd.(“BTS”)—The Company was named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the tissue recovery practices of BTS, an unaffiliated recovery agency. The company settled a majority of the BTS cases in 2012. The remaining cases were settled in 2013 for a payment of $2,700 with a contingent interest in any recovery in the Company’s litigation with its insurer, in the amount of $300. Accordingly, the Company recorded a litigation settlement charge of $3,000 in the second quarter of 2013.

Lanx, Inc.(“Lanx”)—Lanx, a subsidiary of Biomet, Inc. filed suit in the second quarter of 2013 against Pioneer in the U.S. District Court, District of Colorado, alleging that one of the Company’s medical devices infringes certain of Lanx’s U.S. intellectual property rights, and seeking monetary damages and threatening injunctive relief. In the first quarter of 2014, the parties had reached an agreement in principle to resolve the claim with no material financial impact to the Company or its operations. Final documentation of the resolution is presently being negotiated. The Company has given notice to the former Pioneer stockholders’ agent of an indemnification claim against the Pioneer escrow fund for the financial implications of the agreement.

Coloplast—The Company is presently named as co-defendant along with other companies in a small number of the transvaginal surgical mesh (“TSM”) mass tort claims being brought in various state and federal courts. The TSM litigation has as its catalyst various Public Health Notifications issued by the U.S. Food and Drug Administration (“FDA”) with respect to the placement of certain TSM implants that were the subject of 510k regulatory clearance prior to their distribution. The Company does not process or otherwise manufacture for distribution in the U.S. any implants that were the subject of these FDA Public Health Notifications. The Company denies any allegations against it and intends to vigorously defend itself.

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts around the U.S. Coloplast has requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused only by the Company’s allograft implants. If, following a formal request for defense and indemnification by Coloplast in accordance with the terms and conditions of the applicable contracts, the Company either determines such indemnification and defense to be required by the Company, or if such defense and indemnification are assumed under a reservation of rights by the Company, as may be applicable, it is anticipated that such defense and indemnification will be afforded coverage under the Company’s insurance policy subject to a reservation of rights by our insurer.

Based on the current information available to the Company, it is not possible to evaluate and estimate with reasonable certainty the impact that current or any future TSM litigation may have on the Company.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

18. Segment Data

The Company distributes natural tissues, metals and synthetic implants through various distribution channels. The Company operates in one reportable segment comprised of six lines of business. The Company’s six lines of business are comprised of: spine, sports medicine, bone graft substitutes (“BGS”) and general orthopedic, ortho fixation, surgical specialties and dental. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended
	March 31,
	2014	2013
	(In Thousands)
Revenues:
Spine	$19,063	$10,099
Sports medicine	11,360	10,511
BGS and general orthopedic	8,147	5,351
Ortho fixation	7,495	—
Surgical specialties	7,278	6,954
Dental	4,646	4,173
Other revenues	2,756	3,334

Total revenues	$60,745	$40,422

Domestic revenues	54,815	36,114
International revenues	5,930	4,308

Total revenues	$60,745	$40,422

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	Three Months Ended
	March 31,
	2014	2013
Percent of revenues derived from:
Distributor
Zimmer, Inc.	17%	12%
Medtronic, Inc.	14%	20%
Davol, Inc.	7%	12%
International	10%	11%

The following table presents property, plant and equipment—net by significant geographic location:

	March 31,	December 31,
	2014	2013
Property, plant and equipment—net:
Domestic	$60,376	$58,458
International	15,881	16,280

Total	$76,257	$74,738

19. Subsequent Events

The Company evaluated subsequent events as of the issuance date of the condensed consolidated financial statements as defined by FASB ASC 855 Subsequent Events, and identified no subsequent events that require adjustment to, or disclosure of, in these condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Relating to Forward Looking Statements

Information contained in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “requires,” “hopes,” “assumes” or comparable terminology, or by discussions of strategy. There can be no assurance that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013 constitute cautionary statements which identify factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Management Overview

RTI Surgical, Inc. together with its subsidiaries, designs, develops, manufactures and distributes surgical implants for use in a variety of surgical procedures. We are a leader in providing natural tissue implants as well as metal and synthetic implants for the benefit of surgeons and patients worldwide. We process donated human musculoskeletal and other tissues including bone, cartilage, tendons, ligaments, fascia lata, pericardium, sclera and dermal tissues, as well as bovine and porcine animal tissues to produce allograft and xenograft implants. We process the majority of our natural tissue implants using our proprietary BIOCLEANSE, TUTOPLAST and CANCELLE SP sterilization processes. In addition, we manufacture, market and distribute metal and synthetic implants for treatment of spinal and other orthopedic disorders. Our implants are used in the fields of spine, sports medicine, surgical specialties, bone graft substitutes (“BGS”) and general orthopedic, dental and ortho fixation. We distribute our implants to hospitals and surgeons in the United States (“US”) and internationally through a direct distribution organization, as well as through a network of independent distributors. We were founded in 1997 and are headquartered in Alachua, Florida.

Domestic distributions and services accounted for 90% of total revenues in the first three months of 2014. Most of our implants are distributed directly to doctors, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 10% of total revenues in the first three months of 2014. Our implants are distributed in over 45 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

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

Mergers and Acquisitions

On July 16, 2013, we completed our acquisition of Pioneer Surgical Technology, Inc., a Michigan corporation (“Pioneer”). Under the terms of the merger agreement dated June 12, 2013, we acquired Pioneer for $126.3 million in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity. We obtained from Toronto-Dominion Bank, N.A., TD Securities “USA” LLC (“TD Bank”) and Regions Bank, a 5 year, $80.0 million senior secured facility, which includes a $60.0 million term loan and a $20.0 million revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 300 basis points in excess of the one month London Interbank Offered Rate (“LIBOR”). The $20.0 million revolving credit facility replaced our previous $15.0 million U.S. credit facility. Additionally, we received $50.0 million in gross proceeds from a private placement of convertible preferred equity to WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners, a leading healthcare-focused private equity firm (“Water Street”). The convertible preferred stock is convertible into shares of the Company’s common stock and accrues dividends at a rate of 6% per year.

Three Months Ended March 31, 2014 Compared With Three Months Ended March 31, 2013

	Three Months Ended
	March 31,
	2014	2013
	(In Thousands)
Revenues:
Spine	$19,063	$10,099
Sports medicine	11,360	10,511
BGS and general orthopedic	8,147	5,351
Ortho fixation	7,495	—
Surgical specialties	7,278	6,954
Dental	4,646	4,173
Other revenues	2,756	3,334

Total revenues	$60,745	$40,422

Domestic revenues	54,815	36,114
International revenues	5,930	4,308

Total revenues	$60,745	$40,422

Revenues. Our total revenues increased by $20.3 million, or 50.3%, to $60.7 million for the three months ended March 31, 2014 compared to $40.4 million for the three months ended March 31, 2013. Our revenues increased primarily as a result of the acquisition of Pioneer which closed on July 16, 2013.

Spine - Revenues from spinal implants increased $9.0 million, or 88.8%, to $19.1 million for the three months ended March 31, 2014 compared to $10.1 million for the three months ended March 31, 2013. Excluding Pioneer’s spine revenues of $8.9 million, spine revenues increased primarily as a result of higher unit volumes of 1.5%, offset by lower average revenue per unit of 1.0%, primarily due to changes in distribution mix.

Sports Medicine - Revenues from sports medicine allografts increased $849,000, or 8.1%, to $11.4 million for the three months ended March 31, 2014 compared to $10.5 million for the three months ended March 31, 2013. Sports medicine revenues increased primarily as a result of higher unit volumes of 12.3%, offset by lower average revenue per unit of 3.8%, primarily due to changes in distribution mix.

BGS and General Orthopedic - Revenues from BGS and general orthopedic allografts increased $2.8 million, or 52.3%, to $8.1 million for the three months ended March 31, 2014 compared to $5.4 million for the three months ended March 31, 2013. Excluding Pioneer’s BGS and general orthopedic revenues of $2.9 million, BGS and general orthopedic revenues decreased primarily as a result of lower average revenue per unit of 3.3%, primarily due to changes in distribution mix.

Ortho Fixation - We did not offer ortho fixation implants prior to the acquisition of Pioneer. Revenues from ortho fixation implants for the three months ended March 31, 2014 were $7.5 million.

Surgical Specialties - Revenues from surgical specialty allografts increased $324,000, or 4.7%, to $7.3 million for the three months ended March 31, 2014 compared to $7.0 million for the three months ended March 31, 2013. Surgical specialties revenues increased primarily as a result of higher unit volumes of 13.5%, offset by lower average revenue per unit of 7.8%, primarily due to changes in distribution mix.

Dental - Revenues from dental allografts increased $473,000, or 11.3%, to $4.6 million for the three months ended March 31, 2014 compared to $4.2 million for the three months ended March 31, 2013. Dental revenues increased primarily as a result of higher unit volumes of 14.8%, offset by lower average revenue per unit of 3.0%, primarily due to changes in distribution mix.

Other Revenues - Revenues from other sources consisting of tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees decreased $578,000, or 17.3%, to $2.8 million for the three months ended March 31, 2014 compared to $3.3 million for the three months ended March 31, 2013. The decrease was primarily due to the acceleration of deferred revenue recognition relating to Davol relinquishing their exclusive distribution rights in the hernia market in the three months ended March 31, 2013.

International revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $1.6 million, or 37.7%, to $5.9 million for the three months ended March 31, 2014 compared to $4.3 million for the three months ended March 31, 2013. International revenues include Pioneer’s revenues of $1.4 million. On a constant currency basis, international revenues increased $1.4 million, or 33.1%.

Costs of Processing and Distribution. Costs of processing and distribution increased $13.3 million, or 62.8%, to $34.5 million for the three months ended March 31, 2014 compared to $21.2 million for the three months ended March 31, 2013.

Costs of processing and distribution increased as a percentage of revenues from 52.5% for the three months ended March 31, 2013 to 56.9% for the three months ended March 31, 2014. The increase was primarily the result of the acquisition of Pioneer and includes costs of processing and distribution from Pioneer with no comparable costs in the prior year period, and purchase accounting step up adjustments to inventory of $5.7 million charged to costs of processing and distribution as inventory was sold.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $10.8 million, or 72.1%, to $25.9 million for the three months ended March 31, 2014 from $15.0 million for the three months ended March 31, 2013. Marketing, general and administrative expenses increased as a percentage of revenues from 37.2% for the three months ended March 31, 2013 to 42.6% for the three months ended March 31, 2014. The increase in expenses was primarily due to the acquisition of Pioneer. As a result of the acquisition of Pioneer, marketing, general and administrative includes amortization of Pioneer acquisition related intangibles of $553,000.

Research and Development Expenses. Research and development expenses increased by $721,000, or 23.2%, to $3.8 million for the three months ended March 31, 2014 from $3.1 million for the three months ended March 31, 2013. As a percentage of revenues, research and development expenses decreased from 7.7% for the three months ended March 31, 2013 to 6.3% for the three months ended March 31, 2014. The increase in expenses was primarily due to the acquisition of Pioneer.

Net Other (Expense) Income. There was $355,000 net other expense for the three months ended March 31, 2014 compared to zero for the three months ended March 31, 2013. The increase in net other expense is primarily attributable to interest expense incurred on long term debt incurred in conjunction with the acquisition of Pioneer.

Income Tax Benefit. Income tax benefit for the three months ended March 31, 2014 was $1.5 million compared to $400,000 for the three months ended March 31, 2013. Our effective tax rate for the three months ended March 31, 2014 and 2013 was a benefit of 39.9% and 37.7% respectively. For the three months ended March 31, 2014, our comparative income tax rate was negatively impacted due to recognizing the entire 2012 research tax credit plus a portion of the 2013 research tax credit in the three months ended March 31, 2013 with no comparable credits being recognized in the current period.

Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated based on GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (“SEC”). We believe that non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with the GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business. These non-GAAP financial measures are also used by our management to evaluate financial results and to plan and forecast future periods. However, non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP. Non-GAAP financial measures used by us may differ from the non-GAAP measures used by other companies, including our competitors.

To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures that exclude certain amounts, including non-GAAP net (loss) income applicable to common shares. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliation below:

For the Three Months Ended
March 31, 2014
(In thousands)
Net loss applicable to common shares, as reported	$(3,060)
Inventory purchase price adjustment	5,708
Tax effect on inventory purchase price adjustment	(2,241)

Net income applicable to common shares, adjusted	$407

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the three months ended March 31, 2014 as well as the reasons for excluding the individual item:

2014 Inventory purchase price adjustment – This adjustment represents the purchase price effects of the remaining acquired Pioneer inventory that was sold during the three months ended March 31, 2014, and which has been included in costs of processing and distribution. Management removes the amount of these nonrecurring costs from our operating results to assist in assessing our operating performance in the current quarter and to supplement a comparison to our past operating performance.

Liquidity and Capital Resources

Our working capital at March 31, 2014 decreased $2.2 million to $132.1 million from $134.3 million at December 31, 2013. The decrease in working capital was primarily due to an increase in the current portion of short and long term obligations during the current period primarily due to additional borrowing associated with the construction of our new logistics and technology building.

At March 31, 2014, we had 49 days of revenues outstanding in trade accounts receivable, an increase of 1 day compared to December 31, 2013. The increase was due to lower cash receipts from customers than shipments and corresponding billings to customers during the first three months of 2014.

At March 31, 2014 we had 265 days of inventory on hand, a decrease of 15 days compared to December 31, 2013. The decrease was primarily as a result of the acquisition of the Pioneer inventory and certain purchase price adjustments applied to the acquired Pioneer inventory being expensed to cost of processing and distribution. Excluding the purchase price adjustments applied to the acquired Pioneer inventory, days inventory on hand were 333 at March 31, 2014 compared to 314 at December 31, 2013. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $15.5 million of cash and cash equivalents at March 31, 2014. At March 31, 2014, our foreign subsidiaries held $1.0 million in cash which is not available for use in the U.S. without incurring U.S taxes. U.S. income taxes have not been provided on the undistributed earnings of our foreign subsidiaries. We intend to permanently reinvest earnings in our foreign subsidiaries. We do not believe that our policy of permanently reinvesting undistributed earnings outside the U.S. will have a material effect on the business as a whole.

Our short- and long term obligations at March 31, 2014 increased $5.2 million to $74.3 million from $69.1 million at December 31, 2013. The increase in short and long term obligations was primarily due to funding capital expenditures associated with the construction of our new logistics and technology building. At March 31, 2014, we have $10.2 million of borrowing capacity available under our revolving credit facilities.

As of March 31, 2014, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

Certain Commitments.

The Company’s short-term and long-term debt obligations and availability of credit as of March 31, 2014 are as follows:

	Outstanding	Available
	Balance	Credit
	(In thousands)
Short-term obligations:
Credit facilities	$1,898	$439
Long-term obligations:
Credit facilities	12,250	9,750
Term loan	60,000	—
Capital leases	119	—

Total	$74,267	$10,189

The following table provides a summary of our debt obligations, operating lease obligations and other significant obligations as of March 31, 2014.

	Contractual Obligations Due by Period
	Total	2014	2015	2016	2017	After 2017
	(In thousands)
Short and long-term obligations	$74,267	$2,573	$5,289	$4,526	$5,254	$56,625
Operating leases	3,219	1,349	1,095	429	234	112
Other significant obligations (1)	5,387	5,387	—	—	—	—
Unrecognized tax benefits	590	590	—	—	—	—

Total	$83,463	$9,899	$6,384	$4,955	$5,488	$56,737

(1)	These amounts consist of contractual obligations for tissue recovery development grants and licensing fees.

The Company was in compliance with all covenants related to its revolving credit facilities as of March 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2014. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and Germany, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facilities expose us to market risk related to changes in interest rates. As of March 31, 2014, our outstanding floating rate indebtedness totaled $74.3 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease net income and cash flow by approximately $0.5 million. Other outstanding debt consists of fixed rate instruments, including capital leases. Based on March 31, 2014 outstanding intercompany balances, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on March 31, 2014 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

We refer you to Part I, Item 1, Note 17 entitled “Legal Actions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

Item 1A.	Risk Factors

There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 10, 2014.

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

Date: May 2, 2014

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