Form 10-Q
period 2014-06-30
RTI SURGICAL, INC.
filed 2014-08-01
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Shares of common stock, $0.001 par value, outstanding on July 25, 2014: 56,814,794

RTI SURGICAL, INC.

FORM 10-Q For the Quarter Ended June 30, 2014

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$66,029	$42,309	$126,774	$82,731
Costs of processing and distribution	30,975	23,073	65,522	44,299

Gross profit	35,054	19,236	61,252	38,432

Expenses:
Marketing, general and administrative	27,302	15,695	53,156	30,718
Research and development	3,342	3,341	7,174	6,452
Litigation settlement	—	3,000	—	3,000
Acquisition expenses	—	1,495	—	1,495

Total operating expenses	30,644	23,531	60,330	41,665

Operating income (loss)	4,410	(4,295)	922	(3,233)

Other (expense) income:
Interest expense	(440)	—	(776)	—
Interest income	3	3	6	9
Foreign exchange loss	(48)	—	(70)	(6)

Total other (expense) income—net	(485)	3	(840)	3

Income (loss) before income tax (expense) benefit	3,925	(4,292)	82	(3,230)
Income tax (expense) benefit	(1,564)	1,293	(31)	1,693

Net income (loss)	2,361	(2,999)	51	(1,537)

Convertible preferred dividend	(784)	—	(1,534)	—

Net income (loss) applicable to common shares	1,577	(2,999)	(1,483)	(1,537)

Other comprehensive income (loss):
Unrealized foreign currency translation (loss) gain	(137)	296	(88)	(315)

Comprehensive income (loss)	$1,440	$(2,703)	$(1,571)	$(1,852)

Net income (loss) per common share—basic	$0.03	$(0.05)	$(0.03)	$(0.03)

Net income (loss) per common share—diluted	$0.03	$(0.05)	$(0.03)	$(0.03)

Weighted average shares outstanding—basic	56,714,512	56,272,327	56,584,579	56,146,608

Weighted average shares outstanding—diluted	57,077,552	56,272,327	56,584,579	56,146,608

See notes to condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$15,802	$18,721
Accounts receivable—less allowances of $740 at June 30, 2014 and $492 at December 31, 2013	34,091	31,752
Inventories—net	108,111	106,126
Prepaid and other current assets	6,366	5,483
Deferred tax assets—net	24,022	24,577

Total current assets	188,392	186,659
Property, plant and equipment—net	76,773	74,738
Deferred tax assets—net	5,910	5,452
Goodwill	54,887	54,887
Other intangible assets—net	32,005	33,786
Other assets—net	13,624	14,332

Total assets	$371,591	$369,854

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$26,163	$23,231
Accrued expenses	17,475	22,478
Deferred tax liabilities	160	195
Current portion of deferred revenue	4,908	5,109
Current portion of short and long-term obligations	5,632	1,344

Total current liabilities	54,338	52,357
Long-term obligations—less current portion	69,682	67,706
Other long-term liabilities	12,678	13,446
Deferred revenue	15,950	18,755

Total liabilities	152,648	152,264
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized;
50,000 shares issued and outstanding	51,163	49,537
Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized;
56,814,794 and 56,388,063 shares issued and outstanding, respectively	57	56
Additional paid-in capital	415,311	415,426
Accumulated other comprehensive loss	(900)	(812)
Accumulated deficit	(246,499)	(246,550)
Less treasury stock, 180,898 and 146,957 shares, at cost	(189)	(67)

Total stockholders’ equity	167,780	168,053

Total liabilities and stockholders’ equity	$371,591	$369,854

See notes to condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2014

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2013	$56	$415,426	$(812)	$(246,550)	$(67)	$168,053
Net income	—	—	—	51	—	51
Foreign currency translation adjustment	—	—	(88)	—	—	(88)
Exercise of common stock options	1	532	—	—	—	533
Stock-based compensation	—	1,023	—	—	—	1,023
Purchase of treasury stock	—	—	—	—	(122)	(122)
Amortization of preferred stock Series A issuance costs	—	(92)	—	—	—	(92)
Preferred stock Series A dividend	—	(1,534)	—	—	—	(1,534)
Change in tax benefit from stock-based compensation	—	(44)	—	—	—	(44)

Balance, June 30, 2014	$57	$415,311	$(900)	$(246,499)	$(189)	$167,780

See notes to condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,361	$(2,999)	$51	$(1,537)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,863	2,095	7,527	4,123
Provision for bad debts and product returns	258	132	311	163
Provision for inventory write-downs	597	589	1,911	1,346
Amortization of deferred revenue	(1,207)	(1,132)	(3,006)	(4,047)
Deferred income tax provision (benefit)	1,416	(972)	377	(1,926)
Stock-based compensation	533	584	1,023	1,069
Other	72	3,019	87	3,229
Change in assets and liabilities:
Accounts receivable	(2,330)	(549)	(2,629)	(438)
Inventories	(4,225)	(1,482)	(3,144)	(4,310)
Accounts payable	4,580	2,902	3,930	1,631
Accrued expenses	(3,138)	662	(6,108)	(6,755)
Deferred revenue	—	—	—	3,000
Other operating assets and liabilities	(158)	430	(1,015)	(332)

Net cash provided by (used in) operating activities	2,622	3,279	(685)	(4,784)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,536)	(2,164)	(8,472)	(4,872)
Patent and acquired intangible asset costs	(59)	(136)	(276)	(234)

Net cash used in investing activities	(3,595)	(2,300)	(8,748)	(5,106)

Cash flows from financing activities:
Proceeds from exercise of common stock options	241	128	533	213
Proceeds from long-term obligations	1,000	—	5,000	—
Net proceeds from short-term obligations	75	—	1,308	—
Payments on long-term obligations	(12)	(11)	(32)	(93)
Other financing activities	6	(496)	(116)	(519)

Net cash provided by (used in) financing activities	1,310	(379)	6,693	(399)

Effect of exchange rate changes on cash and cash equivalents	—	(9)	(179)	(14)

Net increase (decrease) in cash and cash equivalents	337	591	(2,919)	(10,303)
Cash and cash equivalents, beginning of period	15,465	38,802	18,721	49,696

Cash and cash equivalents, end of period	$15,802	$39,393	$15,802	$39,393

Supplemental cash flow disclosure:
Cash paid for interest	$448	$1	$800	$3
Cash paid for income taxes, net of refunds	262	1,417	183	3,554
Change in accrual for purchases of property, plant and equipment	56	150	1,003	800
Change in accrual for acquired intangible asset costs	—	61	—	140
Change in tax benefit from stock-based compensation	—	12	—	12

See notes to condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

1.	Operations and Organization

The company is a leader in the use of natural tissues, metals and synthetics to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. The Company processes donated human musculoskeletal tissue and procured bovine and porcine animal tissue in producing allograft and xenograft implants utilizing its proprietary BIOCLEANSE® and TUTOPLAST® sterilization processes, for distribution to hospitals and surgeons. The Company processes natural tissue at two facilities in Alachua, Florida and one facility in Neunkirchen, Germany and manufactures metal and synthetic products in Marquette, Michigan and Greenville, North Carolina. The Company distributes its implants and products in all 50 states and in over 45 countries worldwide.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, comprehensive income (loss) and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

3.	Summary of Significant Accounting Policies

Revenue from Contracts with Customers—In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be annual reporting periods beginning after December 15, 2016 using one of two retrospective application methods. The Company has not yet determined the potential effects, if any, on its unaudited condensed consolidated financial statements.

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

Additionally, the Company received $50,000 in gross proceeds from a private placement of convertible preferred equity to WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners, a leading healthcare-focused private equity firm (“Water Street”). The convertible preferred stock is convertible into shares of the Company’s common stock. The convertible preferred stock accrues dividends at a rate of 6% per year. In 2013, the Company capitalized $1,989 in financing costs associated with the preferred stock issuance and the debt issuance. The capitalized financing costs are being amortized over the respective lives of the preferred stock issuance and debt issuance agreements.

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

The table below represents an allocation of the total consideration to Pioneer’s tangible and intangible assets and liabilities based on management’s estimate of their respective fair values as of July 16, 2013.

Inventories	$35,972
Accounts receivable	10,567
Other current assets	6,059
Property, plant and equipment	15,258
Other assets	13,260
Current liabilities	(10,893)
Other long-term liabilities	(19,841)

Net tangible assets acquired	50,382
Other intangible assets	23,100
Goodwill	52,825

Total net assets acquired	$126,307

Total net assets acquired as of July 16, 2013 are all part of the Company’s only operating segment. Fair values are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach.

The Company believes that the acquisition of Pioneer offers the potential for substantial strategic and financial benefits. The transaction will enhance the Company’s existing core competency in biologics processing with the addition of Pioneer’s core competency in metals and synthetics. The Company believes the acquisition will enhance stockholder value through, among other things, enabling the Company to capitalize on the following strategic advantages and opportunities:

•	Diversification of its implant portfolio.

•	Expansion of its direct distribution and marketing organizations.

•	Enhancement of its current international business.
•	Improvement of its margin profile and additional revenue opportunities.

These potential benefits resulted in the Company paying a premium for Pioneer resulting in the recognition of goodwill. The $52,825 of goodwill was assigned to the Company’s only operating segment.

The fair value of receivables acquired is $10,567, with the gross contractual amount being $11,712, of which $1,145 was not expected to be collected.

The following unaudited pro forma information shows the results of the Company’s operations as though the acquisition had occurred as of the beginning of the respective periods (in thousands, except per share data):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2013	June 30, 2013
Revenues	$62,394	$124,844
Net loss	(4,665)	(4,188)
Basic net loss per share	(0.08)	(0.07)
Diluted net loss per share	(0.08)	(0.07)

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

The Company completed its analysis of the purchase price allocation in the second quarter of 2014 with no significant changes from management’s estimate of their respective fair values as of July 16, 2013.

5.	Stock-Based Compensation

The Company has five stock-based compensation plans under which employees, consultants and outside directors have received stock options and restricted stock awards. The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s stock options generally have ten-year contractual terms and vest over a one to five year period from the date of grant. The Company’s policy is to grant restricted stock awards at a fair value equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s restricted stock awards generally vest over one to three year periods.

1998 Stock Option Plan, 2004 Equity Incentive Plan and 2010 Equity Incentive Plan – The Company adopted equity incentive plans in 1998 (the “1998 Plan”), 2004 (the “2004 Plan”) and 2010 (the “2010 Plan”), which provide for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company and consultants and advisors. The 2004 Plan and 2010 Plan allow for up to 2,000,000 and 5,000,000 shares, respectively, of common stock to be issued with respect to awards granted. New stock options may no longer be awarded under the 1998 Plan.

TMI 1996 Stock Option Plan and TMI 2006 Incentive and Non-Statutory Stock Option Plan – In connection with the merger with TMI in 2008, the Company assumed the TMI 1996 Stock Option Plan and the TMI 2006 Incentive and Non-Statutory Stock Option Plan. The TMI 2006 Incentive and Non-Statutory Stock Option Plan allows for 1,830,000 shares of common stock which may be issued with respect to stock options granted to former TMI employees or employees of the Company hired subsequent to the TMI acquisition. New stock options may no longer be awarded under the TMI 1996 Stock Option Plan.

Stock Options

As of June 30, 2014, there was $2,868 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.50 years.

Stock options outstanding, exercisable and available for grant at June 30, 2014 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at January 1, 2014	5,518,604	$4.63
Granted	933,500	3.79
Exercised	(161,000)	3.31
Forfeited or expired	(642,700)	5.90

Outstanding at June 30, 2014	5,648,404	$4.38	6.09	$3,277

Vested or expected to vest at
June 30, 2014	4,961,214	$4.47	5.69	$2,847

Exercisable at June 30, 2014	3,329,404	$4.86	4.47	$1,732

Available for grant at June 30, 2014	1,915,122

Other information concerning stock options are as follows:

	Six Months Ended
	June 30,
	2014	2013

Weighted average fair value of stock options granted	$1.85	$1.72
Aggregate intrinsic value of stock options exercised	142	90

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeds, or exceeded the respective stock option exercise price.

Restricted Stock Awards

During the first quarter of 2014, the Company granted 145,000 shares of restricted stock with a weighted-average grant date fair value of $3.78 which vest over a three year period. During the second quarter of 2014, the Company granted 120,731 shares of restricted stock with a weighted-average grant date fair value of $4.10 per share which vest over a one year period. As of June 30, 2014, there was $1,031 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.55 years.

For the three and six months ended June 30, 2014 and 2013, the Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation:
Costs of processing and distribution	$33	$33	$66	$66
Marketing, general and administrative	485	536	927	973
Research and development	15	15	30	30

Total	$533	$584	$1,023	$1,069

6.	Net Income (Loss) Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income (loss) per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic shares	56,714,512	56,272,327	56,584,579	56,146,608
Effect of dilutive securities:
Stock options	363,040	—	—	—

Diluted shares	57,077,552	56,272,327	56,584,579	56,146,608

For the three months ended June 30, 2014 and 2013, approximately 4,418,272 and 4,170,035, respectively, and for the six months ended June 30, 2014 and 2013, approximately 4,297,143 and 3,987,828, respectively, of issued stock options were not included in the computation of diluted net income or loss per common share because they were anti-dilutive since their exercise price exceeded the market price. For the six months ended June 30, 2014 and 2013, and for the three months ended June 30, 2013, options to purchase 333,852, 283,578 and 298,381 shares respectively of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into the calculation of earnings per share when a net loss is reported.

For the three and six months ended June 30, 2014, 50,000 shares of convertible preferred stock were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net loss per common share.

7.	Inventories

Inventories by stage of completion are as follows:

	June 30, 2014	December 31, 2013
Unprocessed tissue and raw materials	$30,933	$31,468
Tissue and work in process	41,460	39,417
Implantable tissue and finished goods	33,505	33,102
Supplies	2,213	2,139

	$108,111	$106,126

For the three months ended June 30, 2014 and 2013, the Company had inventory write-downs of $597 and $589, respectively, and for the six months ended June 30, 2014 and 2013, the Company had inventory write-downs of $1,911 and $1,346, respectively, relating primarily to product obsolescence.

8.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	June 30, 2014	December 31, 2013
Land	$2,608	$2,618
Buildings and improvements	49,696	50,106
Processing equipment	45,636	43,309
Surgical instruments	7,043	5,012
Computer equipment and software	6,703	6,152
Construction in process	18,679	16,156
Equipment under capital leases:
Processing equipment	396	396
Computer equipment	744	744
Office equipment	152	152

	135,729	128,639
Less accumulated depreciation	(58,956)	(53,901)

	$76,773	$74,738

Depreciation expense of property, plant and equipment was $2,738 and $1,568 for the three months ended June 30, 2014 and 2013, respectively, and $5,274 and $3,071 for the six months ended June 30, 2014 and 2013, respectively.

9.	Goodwill

	June 30, 2014	December 31, 2013
Balance at January 1	$54,887	$2,062
Goodwill acquired during the period	—	52,825

	$54,887	$54,887

10.	Other Intangible Assets

Other intangible assets are as follows:

	June 30, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$11,063	$2,303	$10,637	$1,935
Acquired exclusivity rights	—	—	2,941	2,787
Acquired licensing rights	10,850	5,932	10,850	5,326
Marketing and procurement intangible assets	21,418	3,091	22,098	2,692

Total	$43,331	$11,326	$46,526	$12,740

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists and non-compete agreements.

Amortization expense of other intangible assets for the three months ended June 30, 2014 and 2013 was $1,125 and $527, respectively, and for the six months ended June 30, 2014 and 2013 was $2,253 and $1,052, respectively. At June 30, 2014, management’s estimates of future amortization expense for the next five years are as follows:

Amortization
Expense

2014	$2,200
2015	4,000
2016	3,400
2017	3,300
2018	3,300

$16,200

11.	Other Assets

Other assets are as follows:

	June 30,	December 31,
	2014	2013

Indemnification asset	$12,275	$13,000
Other	1,349	1,332

	$13,624	$14,332

Under the acquisition agreement, Pioneer deposited $13,000 in an escrow account and indemnified the Company for up to $13,000 for various outstanding legal issues. At acquisition, the Company recorded a $13,000 indemnification asset and a corresponding $13,000 indemnification liability. At June 30, 2014, other assets include $12,275 of remaining long-term indemnification assets. Under the acquisition agreement, the Company may submit claims against the escrow account during an initial escrow period of 15 months commencing on the closing date. Under certain provisions of the agreement, the claims period for certain claims may be extended to 30 months after the closing date.

Interest expense associated with the amortization of debt issuance costs for the three months ended June 30, 2014 and 2013 was $36 and $4, respectively, and for the six months ended June 30, 2014 and 2013 was $71 and $7, respectively. The remaining unamortized debt issuance costs are included in Other in the table above.

12.	Accrued Expenses

Accrued expenses are as follows:

	June 30,	December 31,
	2014	2013

Accrued compensation	$5,288	$3,817
Accrued donor recovery fees	1,921	5,771
Accrued restructuring charges	673	2,609
Accrued distributor commissions	1,927	2,059
Accrued taxes	92	200
Contingent consideration	—	39
Other	7,574	7,983

	$17,475	$22,478

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

13.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	June 30,	December 31,
	2014	2013

Term loan	$60,000	$60,000
Credit facilities	15,207	8,911
Capital leases	107	139

Total	75,314	69,050
Less current portion	(5,632)	(1,344)

Long-term portion	$69,682	$67,706

On July 16, 2013, the Company obtained from TD Bank and Regions Bank, a 5-year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 300 basis points in excess of the one month LIBOR rate. At June 30, 2014, the interest rate for the term loan and revolving credit facility is 2.41%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTIDS. The $20,000 revolving credit facility replaced the Company’s previous $15,000 U.S. credit facility. As of June 30, 2014, there was $13,250 outstanding on the revolving credit facility. The term loan facility includes an interest only period of September 30, 2013 through December 31, 2014 with a final balloon principal payment at the end of the loan agreement. The new credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, as well as payment of dividends, while requiring a minimum cash balance on hand of $10,000 and certain financial covenant ratios.

In addition to the credit facility with TD Bank and Regions Bank, the Company has three credit facilities with German banks as of June 30, 2014. Under the terms of the revolving credit facilities with three German banks, the Company may borrow up to 1,700 Euro, or approximately $2,320, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 3.30% to 4.43%. As of June 30, 2014, there was $1,957 outstanding on revolving credit facilities with German banks.

The total available credit on the Company’s four revolving credit facilities at June 30, 2014 was $7,113. The Company was in compliance with all covenants related to its revolving credit facilities as of June 30, 2014.

The Company has capital leases with interest rates ranging from 1.49% to 8.46% and maturity dates through 2017. The $107 representing future maturities of capital leases includes interest in the amount of $2 at June 30, 2014. The present value of minimum lease payments as of June 30, 2014 was $105.

As of June 30, 2014, contractual maturities of long-term obligations are as follows:

	Term Loan	Credit Facilities	Capital Leases	Total

2014	$625	$1,957	$26	$2,608
2015	5,250	—	45	5,295
2016	4,500	—	32	4,532
2017	5,250	—	4	5,254
2018	44,375	13,250	—	57,625

	$60,000	$15,207	$107	$75,314

14.	Other Long-Term Liabilities

Other long-term liabilities are as follows:

	June 30,	December 31,
	2014	2013

Indemnification liability	$12,275	$13,000
Other	403	446

	$12,678	$13,446

As described in Note 11, the Company recorded a $13,000 indemnification liability on the date of the acquisition of Pioneer.

15.	Income Taxes

The Company expects its deferred tax assets of $29,772, net of the valuation allowance at June 30, 2014 of $469, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $469 have been established at both June 30, 2014 and December 31, 2013, against a portion of the Company’s deferred tax assets relating to certain state net operating loss carryforwards.

U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to permanently reinvest earnings in its foreign subsidiaries.

As of June 30, 2014, the Company’s deferred tax assets were primarily attributable to U.S. federal net operating loss and credit carryforwards. The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors. It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual results as the primary measure of cumulative losses in recent years.

When evaluating whether the Company has overcome the significant negative evidence that resulted from cumulative losses in recent years, the Company adjusted its historical loss for items that the Company determined were not indicative of its ability to generate taxable income in future years. The Company is in a cumulative income position after adjusting for the items that were not indicative of its ability to generate taxable income in future years. The Company considers this objectively verifiable evidence that its current operations existing on June 30, 2014 have consistently demonstrated the ability to operate at a profit. The Company believes that this evidence is sufficient to overcome the unadjusted cumulative losses in recent years. The Company has a history of utilizing 100 percent of its deferred tax assets before they expire and the forecasts of taxable earnings project a complete realization of all federal deferred tax assets before they expire, including under various stressed scenarios.

Upon considering all of the available positive and negative evidence, and the extent to which that evidence was objectively verifiable, the Company determined that the positive evidence outweighed the negative evidence and the deferred tax assets are more-likely-than-not realizable, as of June 30, 2014. The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

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

16.	Preferred Stock

On June 12, 2013, the Company and Water Street entered into an investment agreement. Pursuant to the terms of the investment agreement, the Company issued $50,000 of convertible preferred equity to Water Street in a private placement which closed on July 16, 2013.

Preferred stock is as follows:

	June 30,	December 31,
	2014	2013

Preferred shares issuance	$50,000	$50,000
Preferred shares issuance costs	(1,290)	(1,290)

Net proceeds	48,710	48,710
Amortization of preferred shares issuance costs	169	77
Accrued dividend payable	2,284	750

	$51,163	$49,537

17.	Restructuring Charges

The Company instituted a restructuring plan primarily related to termination of employees and a location closure as a result of the integration activities following the acquisition of Pioneer, which resulted in $2,881 of expenses for the year ended December 31, 2013. The total estimated restructuring charges are expected to be paid in full prior to February 28, 2015. Severance payments are made to terminated employees over periods ranging from one month to twelve months and will not have a material impact on cash flows of the Company in any quarterly period. The following table includes a rollforward of restructuring charges included in accrued expenses, see Note 12.

Accrued restructuring charges at January 1, 2014	$2,609
Cash payments	(1,936)

Accrued restructuring charges at June 30, 2014	$673

18.	Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2014 will have a material adverse impact on its financial position or results of operations.

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

Lanx, Inc.(“Lanx”)—Lanx, a subsidiary of Biomet, Inc. filed suit in the second quarter of 2013 against Pioneer in the U.S. District Court, District of Colorado, alleging that one of the Company’s medical devices infringed certain of Lanx’s U.S. intellectual property rights, and sought monetary damages and threatened injunctive relief. In the second quarter of 2014, the parties resolved the claim with no material financial impact to the Company or its operations. As part of the resolution of the claim, a settlement payment of $325 was made to Lanx from the indemnification escrow account, see Note 11 Other Assets.

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

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast has requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, which the Company is currently considering. If the Company determines such indemnification and defense to be required by the Company, it is anticipated that such defense and indemnification will be afforded coverage under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, it is not possible to evaluate and estimate with reasonable certainty the impact that current or any future TSM litigation may have on the Company.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

19.	Segment Data

The Company distributes natural tissues, metals and synthetic implants through various distribution channels. The Company operates in one reportable segment comprised of six lines of business. The Company’s six lines of business are comprised of: spine, sports medicine, bone graft substitutes (“BGS”) and general orthopedic, ortho fixation, surgical specialties and dental. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Spine	$21,346	$11,221	$40,409	$21,320
Sports medicine	11,459	11,657	22,819	22,168
BGS and general orthopedic	9,088	6,050	17,235	11,401
Ortho fixation	8,866	—	16,361	—
Surgical specialties	7,182	6,875	14,460	13,829
Dental	5,140	5,006	9,786	9,179
Other revenues	2,948	1,500	5,704	4,834

Total revenues	$66,029	$42,309	$126,774	$82,731

Domestic revenues	59,006	37,413	113,821	73,527
International revenues	7,023	4,896	12,953	9,204

Total revenues	$66,029	$42,309	$126,774	$82,731

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Percent of revenues derived from:
Distributor
Zimmer, Inc.	16%	15%	16%	14%
Medtronic, Inc.	12%	18%	13%	19%
Davol, Inc.	5%	10%	6%	11%
International	11%	12%	10%	11%

The following table presents property, plant and equipment—net by significant geographic location:

	June 30,	December 31,
	2014	2013
Property, plant and equipment—net:
Domestic	$61,395	$58,458
International	15,378	16,280

Total	$76,773	$74,738

20.	Subsequent Events

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

Domestic distributions and services accounted for 90% of total revenues in the first six months of 2014. Most of our implants are distributed directly to doctors, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 10% of total revenues in the first six months of 2014. Our implants are distributed in over 45 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months.

Our principal goals are to honor the gift of donated tissue, donor families and patients while building our competitive strength in the marketplace to increase revenues, profitability and cash flow as we focus on improved operational efficiency, productivity and asset management. We are making investments in new implant and product development, instrumentation sets and our U.S. direct distribution network to promote growth in 2014 and beyond.

We continue to maintain our commitment to research and development and the introduction of new strategically targeted allograft, xenograft, metal and synthetic implants as well as focused clinical efforts to support their acceptance in the marketplace. In addition, we consider strategic acquisitions from time-to-time for new implants and technologies intended to augment our existing implant offerings.

Mergers and Acquisitions

On July 16, 2013, we completed our acquisition of Pioneer Surgical Technology, Inc., a Michigan corporation (“Pioneer”). Under the terms of the merger agreement dated June 12, 2013, we acquired Pioneer for $126.3 million in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity. We obtained from Toronto-Dominion Bank, N.A., TD Securities “USA” LLC (“TD Bank”) and Regions Bank, a 5 year, $80.0 million senior secured facility, which includes a $60.0 million term loan and a $20.0 million revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 300 basis points in excess of the one month London Interbank Offered Rate (“LIBOR”). The $20.0 million revolving credit facility replaced our previous $15.0 million U.S. credit facility. Additionally, we received $50.0 million in gross proceeds from a private placement of convertible preferred equity to WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners, a leading healthcare-focused private equity firm (“Water Street”). The convertible preferred stock is convertible into shares of the Company’s common stock and accrues dividends at a rate of 6% per year. The preferred stock is convertible at any time by Water Street, and becomes redeemable by Water Street after the seventh anniversary of the private placement or upon change of control of the Company. We may convert the preferred stock after the earlier of the fifth anniversary of the private placement, or upon the share price of our common stock exceeding $7.98 for twenty consecutive days. We may redeem the preferred stock after the fifth anniversary of the private placement.

Three and Six Months Ended June 30, 2014 Compared With Three and Six Months Ended June 30, 2013

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In Thousands)
Revenues:
Spine	$21,346	$11,221	$40,409	$21,320
Sports medicine	11,459	11,657	22,819	22,168
BGS and general orthopedic	9,088	6,050	17,235	11,401
Ortho fixation	8,866	—	16,361	—
Surgical specialties	7,182	6,875	14,460	13,829
Dental	5,140	5,006	9,786	9,179
Other revenues	2,948	1,500	5,704	4,834

Total revenues	$66,029	$42,309	$126,774	$82,731

Domestic revenues	59,006	37,413	113,821	73,527
International revenues	7,023	4,896	12,953	9,204

Total revenues	$66,029	$42,309	$126,774	$82,731

Three Months Ended June 30, 2014 Compared With Three Months Ended June 30, 2013

Revenues. Our total revenues increased by $23.7 million, or 56.1%, to $66.0 million for the three months ended June 30, 2014 compared to $42.3 million for the three months ended June 30, 2013. Our revenues increased primarily as a result of the acquisition of Pioneer which closed on July 16, 2013. A significant amount of our revenue is derived from large commercial stocking distributors, whose timing of orders can vary from quarter to quarter. These ordering patterns can result in significant unit volume variations quarter over quarter, which can result in significant variation in period over period comparisons.

Spine —Revenues from spinal implants increased $10.1 million, or 90.2%, to $21.3 million for the three months ended June 30, 2014 compared to $11.2 million for the three months ended June 30, 2013. Excluding Pioneer’s spine revenues of $11.5 million, spine revenues decreased primarily as a result of lower unit volumes of 4.8% and lower average revenue per unit of 7.4%, primarily due to changes in implant distribution mix.

Sports Medicine — Revenues from sports medicine allografts decreased $198,000, or 1.7%, to $11.5 million for the three months ended June 30, 2014 compared to $11.7 million for the three months ended June 30, 2013. Sports medicine revenues decreased primarily as a result of lower average revenue per unit of 5.6%, partially offset by higher unit volumes of 4.1%, primarily due to changes in implant distribution mix.

BGS and General Orthopedic — Revenues from BGS and general orthopedic allografts increased $3.0 million, or 50.2%, to $9.1 million for the three months ended June 30, 2014 compared to $6.1 million for the three months ended June 30, 2013. Excluding Pioneer’s BGS and general orthopedic revenues of $3.1 million, BGS and general orthopedic revenues decreased primarily as a result of lower unit volumes of 22.3%, partially offset by higher average revenue per unit of 27.1%, primarily due to changes in distribution mix.

Ortho Fixation — We did not offer ortho fixation implants prior to the acquisition of Pioneer. Revenues from ortho fixation implants for the three months ended June 30, 2014 were $8.9 million.

Surgical Specialties — Revenues from surgical specialty allografts increased $307,000, or 4.5%, to $7.2 million for the three months ended June 30, 2014 compared to $6.9 million for the three months ended June 30, 2013. Surgical specialties revenues increased primarily as a result of higher unit volumes of 4.2%, and higher average revenue per unit of 0.3%, primarily due to changes in distribution mix.

Dental — Revenues from dental allografts increased $134,000, or 2.7%, to $5.1 million for the three months ended June 30, 2014 compared to $5.0 million for the three months ended June 30, 2013. Dental revenues increased primarily as a result of higher unit volumes of 2.9%, partially offset by lower average revenue per unit of 0.2%, primarily due to changes in distribution mix.

Other Revenues — Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees increased $1.4 million, or 96.5%, to $2.9 million for the three months ended June 30, 2014 compared to $1.5 million for the three months ended June 30, 2013. The increase was primarily due to increased service processing fees and tissue recovery fees.

International revenues — International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $2.1 million, or 43.4%, to $7.0 million for the three months ended June 30, 2014 compared to $4.9 million for the three months ended June 30, 2013. International revenues include Pioneer’s revenues of $2.3 million. On a constant currency basis, international revenues increased $1.8 million, or 37.4%.

Costs of Processing and Distribution. Costs of processing and distribution increased $7.9 million, or 34.2%, to $31.0 million for the three months ended June 30, 2014 compared to $23.1 million for the three months ended June 30, 2013. The $7.9 million increase was primarily the result of the acquisition of Pioneer and includes costs of processing and distribution from Pioneer with no comparable costs in the prior year period.

Costs of processing and distribution decreased as a percentage of revenues from 54.5% for the three months ended June 30, 2013 to 46.9% for the three months ended June 30, 2014.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $11.6 million, or 74.0%, to $27.3 million for the three months ended June 30, 2014 from $15.7 million for the three months ended June 30, 2013. Marketing, general and administrative expenses increased as a percentage of revenues from 37.1% for the three months ended June 30, 2013 to 41.3% for the three months ended June 30, 2014. The increase in expenses was primarily due to the addition of Pioneer related marketing, general and administrative expenses, which include the amortization of Pioneer acquisition related intangibles of $594,000.

Research and Development Expenses. Research and development expenses were $3.3 million for the three months ended June 30, 2014 comparable to the three months ended June 30, 2013. As a percentage of revenues, research and development expenses decreased from 7.9% for the three months ended June 30, 2013 to 5.1% for the three months ended June 30, 2014.

Litigation Settlement. We were named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the misconduct of Biomedical Tissue Service, Ltd. (“BTS”), and BTS’s owner, the late Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. In 2013, an agreement was reached to settle the remaining lawsuits and we recorded a litigation settlement charge of $3.0 million in the second quarter of 2013. No comparable charge existed for the three months ended June 30, 2014.

Acquisition expenses. Acquisition expenses related to acquisition of Pioneer were $1.5 million for the three months ended June 30, 2013. No comparable charge existed for the three months ended June 30, 2014.

Net Other (Expense) Income. There was $485,000 net other expense for the three months ended June 30, 2014 compared to net other income of $3,000 for the three months ended June 30, 2013. The increase in net other expense is primarily attributable to interest expense incurred on long term debt incurred in conjunction with the acquisition of Pioneer.

Income Tax (Expense) Benefit. Income tax expense for the three months ended June 30, 2014 was $1.6 million compared to income tax benefit of $1.3 million for the three months ended June 30, 2013. Our effective tax rate for the three months ended June 30, 2014 was an expense of 39.8% compared to income tax benefit of 30.1% for the three months ended June 30, 2013. For the three months ended June 30, 2014, our comparative income tax rate was negatively impacted due to recognizing a portion of the 2013 research tax credit in the three months ended June 30, 2013 with no comparable credit being recognized in the current period.

Six Months Ended June 30, 2014 Compared With Six Months Ended June 30, 2013

Revenues. Our total revenues increased by $44.0 million, or 53.2%, to $126.8 million for the six months ended June 30, 2014 compared to $82.7 million for the six months ended June 30, 2013. Our revenues increased primarily as a result of the acquisition of Pioneer which closed on July 16, 2013. A significant amount of our revenue is derived from large commercial stocking distributors, whose timing of orders can vary from quarter to quarter. These ordering patterns can result in significant unit volume variations quarter over quarter, which can result in significant variation in period over period comparisons.

Spine — Revenues from spinal implants increased $19.1 million, or 89.5%, to $40.4 million for the six months ended June 30, 2014 compared to $21.3 million for the six months ended June 30, 2013. Excluding Pioneer’s spine revenues of $20.4 million, spine revenues decreased primarily as a result of lower unit volumes of 1.8% and lower average revenue per unit of 4.3%, primarily due to changes in implant distribution mix.

Sports Medicine — Revenues from sports medicine allografts increased $651,000, or 2.9%, to $22.8 million for the six months ended June 30, 2014 compared to $22.2 million for the six months ended June 30, 2013. Sports medicine revenues increased primarily as a result of higher unit volumes of 8.0%, partially offset by lower average revenue per unit of 4.7%, primarily due to changes in implant distribution mix.

BGS and General Orthopedic — Revenues from BGS and general orthopedic allografts increased $5.8 million, or 51.2%, to $17.2 million for the six months ended June 30, 2014 compared to $11.4 million for the six months ended June 30, 2013. Excluding Pioneer’s BGS and general orthopedic revenues of $5.9 million, BGS and general orthopedic revenues decreased primarily as a result of lower unit volumes of 11.7%, offset by higher average revenue per unit of 12.7%, primarily due to changes in distribution mix.

Ortho Fixation— We did not offer ortho fixation implants prior to the acquisition of Pioneer. Revenues from ortho fixation implants for the six months ended June 30, 2014 were $16.4 million.

Surgical Specialties — Revenues from surgical specialty allografts increased $631,000, or 4.6%, to $14.5 million for the six months ended June 30, 2014 compared to $13.8 million for the six months ended June 30, 2013. Surgical specialties revenues increased primarily as a result of higher unit volumes of 8.6%, partially offset by lower average revenue per unit of 3.7%, primarily due to changes in distribution mix.

Dental — Revenues from dental allografts increased $607,000, or 6.6%, to $9.8 million for the six months ended June 30, 2014 compared to $9.2 million for the six months ended June 30, 2013. Dental revenues increased primarily as a result of higher unit volumes of 8.3%, partially offset by lower average revenue per unit of 1.5%, primarily due to changes in distribution mix.

Other Revenues — Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees increased $870,000, or 18.0%, to $5.7 million for the six months ended June 30, 2014 compared to $4.8 million for the six months ended June 30, 2013. The increase was primarily due to increased service processing fees, tissue recovery fees and the acceleration of deferred revenue recognition relating to Alphatec relinquishing their exclusive distribution rights in the BGS and general orthopedic market, offset by the acceleration of deferred revenue recognition relating to Davol relinquishing their exclusive distribution rights in the hernia market in the first quarter of 2013.

International revenues — International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $3.7 million, or 40.7%, to $13.0 million for the six months ended June 30, 2014 compared to $9.2 million for the six months ended June 30, 2013. International revenues include Pioneer’s revenues of $3.7 million. On a constant currency basis, international revenues increased $3.3 million, or 35.4%.

Costs of Processing and Distribution. Costs of processing and distribution increased $21.2 million, or 47.9%, to $65.5 million for the six months ended June 30, 2014 compared to $44.3 million for the six months ended June 30, 2013. The $21.2 million increase was primarily the result of the acquisition of Pioneer and includes costs of processing and distribution from Pioneer with no comparable costs in the prior year period, and purchase accounting step up adjustments to inventory of $5.7 million charged to costs of processing and distribution as inventory was sold.

Costs of processing and distribution decreased as a percentage of revenues from 53.5% for the six months ended June 30, 2013 to 51.7% for the six months ended June 30, 2014.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $22.4 million, or 73.0%, to $53.2 million for the six months ended June 30, 2014 from $30.7 million for the six months ended June 30, 2013. Marketing, general and administrative expenses increased as a percentage of revenues from 37.1% for the six months ended June 30, 2013 to 41.9% for the six months ended June 30, 2014. The increase in expenses was primarily due to the addition of Pioneer related marketing, general and administrative expenses, which include the amortization of Pioneer acquisition related intangibles of $1.1 million.

Research and Development Expenses. Research and development expenses increased by $722,000, or 11.2%, to $7.2 million for the six months ended June 30, 2014 from $6.5 million for the six months ended June 30, 2013. The increase in expenses was primarily due to the acquisition of Pioneer. As a percentage of revenues, research and development expenses decreased from 7.8% for the six months ended June 30, 2013 to 5.7% for the six months ended June 30, 2014.

Litigation Settlement. We were named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the misconduct of Biomedical Tissue Service, Ltd. (“BTS”), and BTS’s owner, the late Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. In 2013, an agreement was reached to settle the remaining lawsuits and we recorded a litigation settlement charge of $3.0 million in the second quarter of 2013. No comparable charge existed for the six months ended June 30, 2014.

Acquisition expenses. Acquisition expenses related to acquisition of Pioneer were $1.5 million for the six months ended June 30, 2013. No comparable charge existed for the six months ended June 30, 2014.

Net Other (Expense) Income. There was $840,000 net other expense for the six months ended June 30, 2014 compared to net other income of $3,000 for the six months ended June 30, 2013. The increase in net other expense is primarily attributable to interest expense incurred on long term debt incurred in conjunction with the acquisition of Pioneer.

Income Tax (Expense) Benefit. Income tax expense for the six months ended June 30, 2014 was $31,000 compared to income tax benefit of $1.7 million for the six months ended June 30, 2013. Our effective tax rate for the six months ended June 30, 2014 was an expense of 37.8% compared to income tax benefit of 52.4% for the six months ended June 30, 2013. For the six months ended June 30, 2014, our comparative income tax rate was positively impacted due to recognizing the entire 2012 research tax credit in the six months ended June 30, 2013 with no comparable credit being recognized in the current period.

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

To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures that exclude certain amounts, including non-GAAP net income (loss) applicable to common shares. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliation below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss) applicable to common shares, as reported	$1,577	$(2,999)	$(1,483)	$(1,537)
Inventory purchase price adjustment	—	—	5,708	—
Litigation settlement charge	—	3,000	—	3,000
Acquistion expenses	—	1,495	—	1,495
Tax effect on adjustments	—	(1,765)	(2,241)	(1,765)

Net income (loss) applicable to common shares, adjusted	$1,577	$(269)	$1,984	$1,193

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the three and six months ended June 30, 2014 and 2013 as well as the reasons for excluding the individual items:

2014 Inventory purchase price adjustment — This adjustment represents the purchase price effects of the remaining acquired Pioneer inventory that was sold during the three months ended March 31, 2014, and which has been included in costs of processing and distribution. Management removes the amount of these nonrecurring costs from our operating results to assist in assessing our operating performance in the six months ended June 30, 2014 and to supplement a comparison to our past operating performance.

2013 Litigation settlement — This adjustment represents a charge and relates to a litigation settlement of certain BTS related lawsuits. Management removes the amount of the litigation settlement charge from the Company’s operating results to assist in assessing its operating performance in the three and six months ended June 30, 2013 and to supplement a comparison to the Company’s past operating performance.

2013 Acquisition expenses — This adjustment represents a charge and relates to certain fees associated with the acquisition of Pioneer. Management removes the amount of these one-time fees from the Company’s operating results to assist in assessing its operating performance in the three and six months ended June 30, 2013 and to supplement a comparison to the Company’s past operating performance.

Liquidity and Capital Resources

Our working capital at June 30, 2014 decreased $248,000 to $134.1 million from $134.3 million at December 31, 2013. The decrease in working capital was primarily due to an increase in the current portion of short and long term obligations during the six month period primarily due to additional borrowing associated with the construction of our new logistics and technology building which should be completed in the second half of 2014, partially offset by increases in inventory and accounts receivable.

At June 30, 2014, we had 51 days of revenues outstanding in trade accounts receivable, an increase of 3 days compared to December 31, 2013. The increase was due to lower cash receipts from customers than shipments and corresponding billings to customers during the first six months of 2014.

At June 30, 2014 we had 283 days of inventory on hand, an increase of 3 days compared to December 31, 2013. The increase was primarily as a result of the acquisition of the Pioneer inventory and certain purchase price adjustments applied to the acquired Pioneer inventory being expensed to cost of processing and distribution. Excluding the purchase price adjustments applied to the acquired Pioneer inventory, days of inventory on hand were 331 at June 30, 2014 compared to 314 at December 31, 2013. The increase in inventory days is primarily due to planned increases in inventories to support new product launches and future growth. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $15.8 million of cash and cash equivalents at June 30, 2014. At June 30, 2014, our foreign subsidiaries held $701,000 in cash which is not available for use in the U.S. without incurring U.S taxes. U.S. income taxes have not been provided for on the undistributed earnings of our foreign subsidiaries. We intend to permanently reinvest earnings in our foreign subsidiaries. We do not believe that our policy of permanently reinvesting undistributed earnings outside the U.S. will have a material adverse effect on the business as a whole.

Our short- and long term obligations at June 30, 2014 increased $6.3 million to $75.3 million from $69.1 million at December 31, 2013. The increase in short and long term obligations was primarily due to funding capital expenditures associated with the construction of our new logistics and technology building. At June 30, 2014, we have $7.1 million of borrowing capacity available under our revolving credit facilities.

As of June 30, 2014, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

Certain Commitments.

The Company’s short-term and long-term debt obligations and availability of credit as of June 30, 2014 are as follows:

	Outstanding	Available
	Balance	Credit
	(In thousands)
Short-term obligations:
Credit facilities	$1,957	$363
Long-term obligations:
Credit facilities	13,250	6,750
Term loan	60,000	—
Capital leases	107	—

Total	$75,314	$7,113

The following table provides a summary of our debt obligations, operating lease obligations and other significant obligations as of June 30, 2014.

	Contractual Obligations Due by Period
	Total	2014	2015	2016	2017	After 2017
	(In thousands)

Short and long-term obligations	$75,314	$2,608	$5,295	$4,532	$5,254	$57,625
Operating leases	3,762	1,093	1,479	805	272	113
Other significant obligations (1)	6,069	6,069	—	—	—	—
Unrecognized tax benefits	267	158	—	109	—	—

Total	$85,412	$9,928	$6,774	$5,446	$5,526	$57,738

(1)	These amounts consist of contractual obligations for tissue recovery development grants and licensing fees.

The Company was in compliance with all covenants related to its revolving credit facilities as of June 30, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2014. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and Germany, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facilities expose us to market risk related to changes in interest rates. As of June 30, 2014, our outstanding floating rate indebtedness totaled $75.3 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease net income and cash flow by approximately $0.5 million. Other outstanding debt consists of fixed rate instruments, including capital leases. Based on June 30, 2014 outstanding intercompany balances, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on June 30, 2014 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

We refer you to Part I, Item 1, Note 18 entitled “Legal Actions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

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

Date: August 1, 2014

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