Form 10-Q/A
period 2014-06-30
RTI SURGICAL, INC.
filed 2014-11-03
CIK 1100441

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

Shares of common stock, $0.001 par value, outstanding on October 28, 2014: 56,897,994

EXPLANATORY NOTE

RTI Surgical, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2014 to submit a restated footnote for Property, Plant and Equipment (footnote 8) in Part I, Item I. The Company discovered that a line item was inadvertently omitted from this footnote in its Quarterly Report on Form 10-Q for the three months ended June 30, 2014. A restated version of Part I, Item I for Form 10-Q is included below with the inadvertently omitted line item in italics. This Form 10-Q/A does not otherwise update or amend any financial information or any other exhibits as originally filed. Accordingly, this Form 10-Q/A should be read in conjunction with the original filing of our Quarterly Report for the period ended June 30, 2014, which was filed on August 1, 2014.

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$66,029	$42,309	$126,774	$82,731
Costs of processing and distribution	30,975	23,073	65,522	44,299

Gross profit	35,054	19,236	61,252	38,432

Expenses:
Marketing, general and administrative	27,302	15,695	53,156	30,718
Research and development	3,342	3,341	7,174	6,452
Litigation settlement	—	3,000	—	3,000
Acquisition expenses	—	1,495	—	1,495

Total operating expenses	30,644	23,531	60,330	41,665

Operating income (loss)	4,410	(4,295)	922	(3,233)

Other (expense) income:
Interest expense	(440)	—	(776)	—
Interest income	3	3	6	9
Foreign exchange loss	(48)	—	(70)	(6)

Total other (expense) income - net	(485)	3	(840)	3

Income (loss) before income tax (expense) benefit	3,925	(4,292)	82	(3,230)
Income tax (expense) benefit	(1,564)	1,293	(31)	1,693

Net income (loss)	2,361	(2,999)	51	(1,537)

Convertible preferred dividend	(784)	—	(1,534)	—

Net income (loss) applicable to common shares	1,577	(2,999)	(1,483)	(1,537)

Other comprehensive income (loss):
Unrealized foreign currency translation (loss) gain	(137)	296	(88)	(315)

Comprehensive income (loss)	$1,440	$(2,703)	$(1,571)	$(1,852)

Net income (loss) per common share - basic	$0.03	$(0.05)	$(0.03)	$(0.03)

Net income (loss) per common share - diluted	$0.03	$(0.05)	$(0.03)	$(0.03)

Weighted average shares outstanding - basic	56,714,512	56,272,327	56,584,579	56,146,608

Weighted average shares outstanding - diluted	57,077,552	56,272,327	56,584,579	56,146,608

See notes to condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$15,802	$18,721
Accounts receivable - less allowances of $740 at June 30, 2014 and $492 at December 31, 2013	34,091	31,752
Inventories - net	108,111	106,126
Prepaid and other current assets	6,366	5,483
Deferred tax assets - net	24,022	24,577

Total current assets	188,392	186,659
Property, plant and equipment - net	76,773	74,738
Deferred tax assets - net	5,910	5,452
Goodwill	54,887	54,887
Other intangible assets - net	32,005	33,786
Other assets - net	13,624	14,332

Total assets	$371,591	$369,854

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$26,163	$23,231
Accrued expenses	17,475	22,478
Deferred tax liabilities	160	195
Current portion of deferred revenue	4,908	5,109
Current portion of short and long-term obligations	5,632	1,344

Total current liabilities	54,338	52,357
Long-term obligations - less current portion	69,682	67,706
Other long-term liabilities	12,678	13,446
Deferred revenue	15,950	18,755

Total liabilities	152,648	152,264
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	51,163	49,537
Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 56,814,794 and 56,388,063 shares issued and outstanding, respectively	57	56
Additional paid-in capital	415,311	415,426
Accumulated other comprehensive loss	(900)	(812)
Accumulated deficit	(246,499)	(246,550)
Less treasury stock, 180,898 and 146,957 shares, at cost	(189)	(67)

Total stockholders’ equity	167,780	168,053

Total liabilities and stockholders’ equity	$371,591	$369,854

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

3.	Summary of Significant Accounting Policies

Revenue from Contracts with Customers — In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be annual reporting periods beginning after December 15, 2016 using one of two retrospective application methods. The Company has not yet determined the potential effects, if any, on its unaudited condensed consolidated financial statements.

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

The following unaudited pro forma information shows the results of the Company’s operations as though the acquisition had occurred as of the beginning of the respective periods (in thousands, except per share data):

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Revenues	$62,394	$124,844
Net loss	(4,665)	(4,188)
Basic net loss per share	(0.08)	(0.07)
Diluted net loss per share	(0.08)	(0.07)

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

8.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	June 30, 2014	December 31, 2013
Land	$2,608	$2,618
Buildings and improvements	49,696	50,106
Processing equipment	45,636	43,309
Surgical instruments	7,043	5,012
Office equipment, furniture and fixtures	4,072	3,994
Computer equipment and software	6,703	6,152
Construction in process	18,679	16,156
Equipment under capital leases:
Processing equipment	396	396
Computer equipment	744	744
Office equipment	152	152

	135,729	128,639
Less accumulated depreciation	(58,956)	(53,901)

	$76,773	$74,738

Depreciation expense of property, plant and equipment was $2,738 and $1,568 for the three months ended June 30, 2014 and 2013, respectively, and $5,274 and $3,071 for the six months ended June 30, 2014 and 2013, respectively.

9.	Goodwill

	June 30, 2014	December 31, 2013
Balance at January 1	$54,887	$2,062
Goodwill acquired during the period	—	52,825

	$54,887	$54,887

10.	Other Intangible Assets

Other intangible assets are as follows:

	June 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$11,063	$2,303	$10,637	$1,935
Acquired exclusivity rights	—	—	2,941	2,787
Acquired licensing rights	10,850	5,932	10,850	5,326
Marketing and procurement intangible assets	21,418	3,091	22,098	2,692

Total	$43,331	$11,326	$46,526	$12,740

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

Amortization expense of other intangible assets for the three months ended June 30, 2014 and 2013 was $1,125 and $527, respectively, and for the six months ended June 30, 2014 and 2013 was $2,253 and $1,052, respectively. At June 30, 2014, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense
2014	$2,200
2015	4,000
2016	3,400
2017	3,300
2018	3,300

$16,200

11.	Other Assets

Other assets are as follows:

	June 30, 2014	December 31, 2013
Indemnification asset	$12,275	$13,000
Other	1,349	1,332

	$13,624	$14,332

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

12.	Accrued Expenses

Accrued expenses are as follows:

	June 30, 2014	December 31, 2013
Accrued compensation	$5,288	$3,817
Accrued donor recovery fees	1,921	5,771
Accrued restructuring charges	673	2,609
Accrued distributor commissions	1,927	2,059
Accrued taxes	92	200
Contingent consideration	—	39
Other	7,574	7,983

	$17,475	$22,478

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

13.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	June 30, 2014	December 31, 2013
Term loan	$60,000	$60,000
Credit facilities	15,207	8,911
Capital leases	107	139

Total	75,314	69,050
Less current portion	(5,632)	(1,344)

Long-term portion	$69,682	$67,706

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

As of June 30, 2014, contractual maturities of long-term obligations are as follows:

	Term Loan	Credit Facilities	Capital Leases	Total
2014	$625	$1,957	$26	$2,608
2015	5,250	—	45	5,295
2016	4,500	—	32	4,532
2017	5,250	—	4	5,254
2018	44,375	13,250	—	57,625

	$60,000	$15,207	$107	$75,314

14.	Other Long-Term Liabilities

Other long-term liabilities are as follows:

	June 30, 2014	December 31, 2013
Indemnification liability	$12,275	$13,000
Other	403	446

	$12,678	$13,446

As described in Note 11, the Company recorded a $13,000 indemnification liability on the date of the acquisition of Pioneer.

15.	Income Taxes

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

Preferred stock is as follows:

	June 30, 2014	December 31, 2013
Preferred shares issuance	$50,000	$50,000
Preferred shares issuance costs	(1,290)	(1,290)

Net proceeds	48,710	48,710
Amortization of preferred shares issuance costs	169	77
Accrued dividend payable	2,284	750

	$51,163	$49,537

17.	Restructuring Charges

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Spine	$21,346	$11,221	$40,409	$21,320
Sports medicine	11,459	11,657	22,819	22,168
BGS and general orthopedic	9,088	6,050	17,235	11,401
Ortho fixation	8,866	—	16,361	—
Surgical specialties	7,182	6,875	14,460	13,829
Dental	5,140	5,006	9,786	9,179
Other revenues	2,948	1,500	5,704	4,834

Total revenues	$66,029	$42,309	$126,774	$82,731

Domestic revenues	59,006	37,413	113,821	73,527
International revenues	7,023	4,896	12,953	9,204

Total revenues	$66,029	$42,309	$126,774	$82,731

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Percent of revenues derived from:
Distributor
Zimmer, Inc.	16%	15%	16%	14%
Medtronic, Inc.	12%	18%	13%	19%
Davol, Inc.	5%	10%	6%	11%
International	11%	12%	10%	11%

The following table presents property, plant and equipment - net by significant geographic location:

	June 30, 2014	December 31, 2013
Property, plant and equipment - net:
Domestic	$61,395	$58,458
International	15,378	16,280

Total	$76,773	$74,738

20.	Subsequent Events

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

Date: November 3, 2014

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