Form 10-Q
period 2014-09-30
RTI SURGICAL, INC.
filed 2014-11-03
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

RTI SURGICAL, INC.

FORM 10-Q For the Quarter Ended September 30, 2014

Part I Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$65,163	$54,742	$191,937	$137,473
Costs of processing and distribution	30,470	34,423	95,992	78,722

Gross profit	34,693	20,319	95,945	58,751

Expenses:
Marketing, general and administrative	26,863	24,837	80,019	55,555
Research and development	4,224	4,738	11,398	11,190
Litigation settlement	—	—	—	3,000
Acquisition expenses	—	4,342	—	5,837

Total operating expenses	31,087	33,917	91,417	75,582

Operating income (loss)	3,606	(13,598)	4,528	(16,831)

Other (expense) income:
Interest expense	(279)	(262)	(1,055)	(262)
Interest income	2	14	8	23
Foreign exchange (loss) gain	(19)	252	(89)	246

Total other (expense) income - net	(296)	4	(1,136)	7

Income (loss) before income tax (expense) benefit	3,310	(13,594)	3,392	(16,824)
Income tax (expense) benefit	(1,324)	5,094	(1,355)	6,787

Net income (loss)	1,986	(8,500)	2,037	(10,037)

Convertible preferred dividend	(784)	(625)	(2,318)	(625)

Net income (loss) applicable to common shares	1,202	(9,125)	(281)	(10,662)

Other comprehensive (loss) gain:
Unrealized foreign currency translation (loss) gain	(1,748)	797	(1,836)	482

Comprehensive loss	$(546)	$(8,328)	$(2,117)	$(10,180)

Net income (loss) per common share - basic	$0.02	$(0.16)	$(0.00)	$(0.19)

Net income (loss) per common share - diluted	$0.02	$(0.16)	$(0.00)	$(0.19)

Weighted average shares outstanding - basic	56,864,161	56,356,885	56,677,773	56,216,200

Weighted average shares outstanding - diluted	57,480,592	56,356,885	56,677,773	56,216,200

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$13,930	$18,721
Accounts receivable - less allowances of $911 at September 30, 2014 and $492 at December 31, 2013	36,685	31,752
Inventories - net	110,624	106,126
Prepaid and other current assets	6,753	5,483
Deferred tax assets - net	22,834	24,577

Total current assets	190,826	186,659

Property, plant and equipment - net	75,764	74,738
Deferred tax assets - net	6,482	5,452
Goodwill	54,887	54,887
Other intangible assets - net	31,043	33,786
Other assets - net	13,548	14,332

Total assets	$372,550	$369,854

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$25,877	$23,231
Accrued expenses	20,073	22,478
Deferred tax liabilities	—	195
Current portion of deferred revenue	4,946	5,109
Current portion of short and long-term obligations	5,861	1,344

Total current liabilities	56,757	52,357

Long-term obligations - less current portion	68,544	67,706
Other long-term liabilities	12,610	13,446
Deferred revenue	14,705	18,755

Total liabilities	152,616	152,264

Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	51,993	49,537

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 56,897,994 and 56,388,063 shares issued and outstanding, respectively	57	56
Additional paid-in capital	415,234	415,426
Accumulated other comprehensive loss	(2,648)	(812)
Accumulated deficit	(244,513)	(246,550)
Less treasury stock, 180,898 and 146,957 shares, at cost	(189)	(67)

Total stockholders’ equity	167,941	168,053

Total liabilities and stockholders’ equity	$372,550	$369,854

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2014

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2013	$56	$415,426	$(812)	$(246,550)	$(67)	$168,053
Net income	—	—	—	2,037	—	2,037
Foreign currency translation adjustment	—	—	(1,836)	—	—	(1,836)
Exercise of common stock options	1	792	—	—	—	793
Stock-based compensation	—	1,695	—	—	—	1,695
Purchase of treasury stock	—	—	—	—	(122)	(122)
Amortization of preferred stock Series A issuance costs	—	(138)	—	—	—	(138)
Preferred stock Series A dividend	—	(2,318)	—	—	—	(2,318)
Change in tax benefit from stock- based compensation	—	(223)	—	—	—	(223)

Balance, September 30, 2014	$57	$415,234	$(2,648)	$(244,513)	$(189)	$167,941

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,986	$(8,500)	$2,037	$(10,037)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,886	4,091	11,413	8,214
Provision for bad debts and product returns	261	132	572	295
Provision for inventory write-downs	722	552	2,633	1,898
Amortization of deferred revenue	(1,207)	(1,182)	(4,213)	(5,229)
Deferred income tax provision (benefit)	84	(5,856)	461	(7,782)
Stock-based compensation	672	584	1,695	1,653
Other	(42)	(2,757)	45	472
Change in assets and liabilities:
Accounts receivable	(2,901)	(883)	(5,530)	(1,321)
Inventories	(3,828)	2,017	(6,972)	(2,293)
Accounts payable	148	3,631	4,078	5,262
Accrued expenses	2,790	1,561	(3,318)	(5,194)
Deferred revenue	—	—	—	3,000
Other operating assets and liabilities	(422)	(476)	(1,437)	(808)

Net cash provided by (used in) operating activities	2,149	(7,086)	1,464	(11,870)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,800)	(6,282)	(11,272)	(11,154)
Patent and acquired intangible asset costs	(130)	(342)	(406)	(576)
Acquisition of Pioneer Surgical Technology	—	(126,307)	—	(126,307)

Net cash used in investing activities	(2,930)	(132,931)	(11,678)	(138,037)

Cash flows from financing activities:
Proceeds from exercise of common stock options	260	117	793	330
Proceeds from long-term obligations	—	68,250	5,000	68,250
Payment of debt issuance costs	—	(582)	—	(582)
Proceeds from preferred stock issuance	—	50,000	—	50,000
Payment of preferred stock issuance costs	—	(1,290)	—	(1,290)
Net (payments) proceeds from short-term obligations	(157)	—	1,151	—
Payments on long-term obligations	(638)	(28)	(670)	(121)
Other financing activities	7	(19)	(109)	(538)

Net cash (used in) provided by financing activities	(528)	116,448	6,165	116,049

Effect of exchange rate changes on cash and cash equivalents	(563)	311	(742)	297

Net decrease in cash and cash equivalents	(1,872)	(23,258)	(4,791)	(33,561)
Cash and cash equivalents, beginning of period	15,802	39,393	18,721	49,696

Cash and cash equivalents, end of period	$13,930	$16,135	$13,930	$16,135

Supplemental cash flow disclosure:
Cash paid for interest	$92	$246	$892	$249
Cash paid for income taxes, net of refunds	164	286	347	3,840
Change in accrual for purchases of property, plant and equipment	13	2,035	1,016	2,835
Change in accrual for acquired intangible asset costs	—	808	—	668
Change in tax benefit from stock-based compensation	—	120	—	120
Change in accrued dividend payable	784	625	2,318	625

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

3. Recently Issued Accounting Standards

Presentation of Financial Statements - Going Concern — In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

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

4. Merger with Pioneer Surgical Technology, Inc.

On July 16, 2013, the Company completed its acquisition of Pioneer. Under the terms of the merger agreement dated June 12, 2013, the Company acquired Pioneer for $126,307 in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity. The Company obtained from Toronto-Dominion Bank, N.A., TD Securities “USA” LLC (“TD Bank”) and Regions Bank, a 5 year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 175 basis points in excess of the one month London Interbank Offered Rate (“LIBOR”). The $20,000 revolving credit facility replaced the Company’s previous $15,000 U.S. credit facility.

Additionally, the Company received $50,000 in gross proceeds from a private placement of convertible preferred equity to WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners (“Water Street”), a leading healthcare-focused private equity firm. The convertible preferred stock is convertible into shares of the Company’s common stock. The convertible preferred stock accrues dividends at a rate of 6% per year. In 2013, the Company capitalized $1,989 in financing costs associated with the preferred stock issuance and the debt issuance. The capitalized financing costs are being amortized over the respective lives of the preferred stock issuance and debt issuance agreements.

The Company has accounted for the acquisition of Pioneer under ASC 805, Business Combinations. Pioneer’s results of operations are included in the consolidated financial statements for periods ending after July 16, 2013, the acquisition date.

The purchase price was financed as follows:

Cash proceeds from term loan	$60,000
Net cash proceeds from preferred share issuance	48,710
Cash from RTI Surgical, Inc.	17,597

Total purchase price	$126,307

The table below represents an allocation of the total consideration to Pioneer’s tangible and intangible assets acquired and liabilities assumed based on management’s estimate of their respective fair values as of July 16, 2013.

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

The Company believes that the acquisition of Pioneer has offered and continues to offer the potential for substantial strategic and financial benefits. The transaction will enhance the Company’s existing core competency in biologics processing with the addition of Pioneer’s core competency in metals and synthetics. The Company believes the acquisition will enhance stockholder value through, among other things, enabling the Company to capitalize on the following strategic advantages and opportunities:

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

The following unaudited pro forma information shows the results of the Company’s operations as though the acquisition had occurred as of the beginning of the respective periods (in thousands, except per share data):

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Revenues	$57,788	$182,495
Net loss	(1,088)	(5,444)
Basic net loss per share	(0.02)	(0.10)
Diluted net loss per share	(0.02)	(0.10)

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

1998 Stock Option Plan, 2004 Equity Incentive Plan and 2010 Equity Incentive Plan – The Company adopted equity incentive plans in 1998 (the “1998 Plan”), 2004 (the “2004 Plan”) and 2010 (the “2010 Plan”), which provide for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company and consultants and advisors. The 2010 Plan allows for up to 5,000,000 shares of common stock to be issued with respect to awards granted. New stock options may no longer be awarded under either the 1998 Plan or the 2004 Plan.

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

Stock Options

As of September 30, 2014, there was $2,693 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.29 years.

Stock options outstanding, exercisable and available for grant at September 30, 2014 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	5,518,604	$4.63
Granted	973,500	3.81
Exercised	(244,200)	3.25
Forfeited or expired	(684,700)	5.92

Outstanding at September 30, 2014	5,563,204	$4.38	5.95	$5,003

Vested or expected to vest at September 30, 2014	4,930,409	$4.47	5.58	$4,351

Exercisable at September 30, 2014	3,241,204	$4.88	4.29	$2,489

Available for grant at September 30, 2014	1,897,122

Other information concerning stock options are as follows:

	For the Nine Months Ended September 30,
	2014	2013
Weighted average fair value of stock options granted	$1.86	$1.72
Aggregate intrinsic value of stock options exercised	254	117

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeds, or exceeded the respective stock option exercise price.

Restricted Stock Awards

During the first quarter of 2014, the Company granted 145,000 shares of restricted stock with a weighted-average grant date fair value of $3.78 which vest over a three year period. During the second quarter of 2014, the Company granted 120,731 shares of restricted stock with a weighted-average grant date fair value of $4.10 per share which vest over a one year period. As of September 30, 2014, there was $848 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.40 years.

For the three and nine months ended September 30, 2014 and 2013, the Company recognized stock-based compensation as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation:
Costs of processing and distribution	$33	$33	$99	$99
Marketing, general and administrative	624	536	1,551	1,509
Research and development	15	15	45	45

Total	$672	$584	$1,695	$1,653

6. Net Income (Loss) Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income (loss) per common share is presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Basic shares	56,864,161	56,356,885	56,677,773	56,216,200
Effect of dilutive securities:
Stock options	616,431	—	—	—

Diluted shares	57,480,592	56,356,885	56,677,773	56,216,200

For the three months ended September 30, 2014 and 2013, approximately 2,294,354 and 4,019,882, respectively, and for the nine months ended September 30, 2014 and 2013, approximately 4,291,195 and 4,004,972, respectively, of issued stock options were not included in the computation of diluted net income or loss per common share because they were anti-dilutive since their exercise price exceeded the market price. For the three months ended September 30, 2013, and for the nine months ended September 30, 2014 and 2013, options to purchase 262,695, 373,308 and 276,164 shares respectively of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into this calculation when a net loss is reported.

For the three and nine months ended September 30, 2014 and 2013, 50,000 shares of convertible preferred stock were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net income (loss) per common share.

7. Inventories

Inventories by stage of completion are as follows:

	September 30,	December 31,
	2014	2013
Unprocessed tissue and raw materials	$28,679	$31,468
Tissue and work in process	45,475	39,417
Implantable tissue and finished goods	34,397	33,102
Supplies	2,073	2,139

	$110,624	$106,126

For the three months ended September 30, 2014 and 2013, the Company had inventory write-downs of $722 and $552, respectively, and for the nine months ended September 30, 2014 and 2013, the Company had inventory write-downs of $2,633 and $1,898, respectively, relating primarily to product obsolescence.

8. Property, Plant and Equipment

Property, plant and equipment are as follows:

	September 30, 2014	December 31, 2013
Land	$2,521	$2,618
Buildings and improvements	49,083	50,106
Processing equipment	44,472	43,309
Surgical instruments	7,773	5,012
Office equipment, furniture and fixtures	3,915	3,994
Computer equipment and software	6,749	6,152
Construction in process	21,077	16,156
Equipment under capital leases:
Processing equipment	396	396
Computer equipment	744	744
Office equipment	152	152

	136,882	128,639
Less accumulated depreciation	(61,118)	(53,901)

	$75,764	$74,738

Depreciation expense of property, plant and equipment was $2,830 and $2,644 for the three months ended September 30, 2014 and 2013, respectively, and $8,104 and $5,716 for the nine months ended September 30, 2014 and 2013, respectively.

9. Goodwill

	September 30, 2014	December 31, 2013
Balance at January 1	$54,887	$2,062
Goodwill acquired during the period	—	52,825

	$54,887	$54,887

10. Other Intangible Assets

Other intangible assets are as follows:

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$11,188	$2,492	$10,637	$1,935
Acquired exclusivity rights	—	—	2,941	2,787
Acquired licensing rights	10,850	6,234	10,850	5,326
Marketing and procurement intangible assets	21,389	3,658	22,098	2,692

Total	$43,427	$12,384	$46,526	$12,740

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists and non-compete agreements.

Amortization expense of other intangible assets for the three months ended September 30, 2014 and 2013 was $1,056 and $1,447, respectively, and for the nine months ended September 30, 2014 and 2013 was $3,309 and $2,498, respectively. At September 30, 2014, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense
2014	$1,100
2015	4,000
2016	3,400
2017	3,300
2018	3,300

$15,100

11. Other Assets

Other assets are as follows:

	September 30, 2014	December 31, 2013
Indemnification asset	$12,275	$13,000
Other	1,273	1,332

	$13,548	$14,332

Under the acquisition agreement, Pioneer deposited $13,000 in an escrow account and indemnified the Company for up to $13,000 for various outstanding legal issues. At acquisition, the Company recorded a $13,000 indemnification asset and a corresponding $13,000 indemnification liability. At September 30, 2014, other assets include $12,275 of remaining long-term indemnification assets. Under the acquisition agreement, the Company has submitted claims against the escrow account during the initial escrow period which ended on October 16, 2014. Under certain provisions of the agreement, the claims period for certain claims may be extended to 30 months after the closing date. The resolution of submitted claims may occur after the claims period ends.

Interest expense associated with the amortization of debt issuance costs for the three months ended September 30, 2014 and 2013 was $35 and $36, respectively, and for the nine months ended September 30, 2014 and 2013 was $106 and $42, respectively. The remaining unamortized debt issuance costs are included in Other in the table above.

12. Accrued Expenses

Accrued expenses are as follows:

	September 30, 2014	December 31, 2013
Accrued compensation	$6,906	$3,817
Accrued donor recovery fees	2,084	5,771
Accrued restructuring charges	299	2,609
Accrued distributor commissions	2,150	2,059
Accrued taxes	1,276	200
Contingent consideration	—	39
Other	7,358	7,983

	$20,073	$22,478

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

13. Short and Long-Term Obligations

Short and long-term obligations are as follows:

	September 30, 2014	December 31, 2013
Term loan	$59,375	$60,000
Credit facilities	14,936	8,911
Capital leases	94	139

Total	74,405	69,050
Less current portion	(5,861)	(1,344)

Long-term portion	$68,544	$67,706

On July 16, 2013, the Company obtained from TD Bank and Regions Bank, a 5-year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 175 basis points in excess of the one month LIBOR rate. At September 30, 2014, the interest rate for the term loan and revolving credit facility is 2.41%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTIDS. The $20,000 revolving credit facility replaced the Company’s previous $15,000 U.S. credit facility. As of September 30, 2014, there was $13,250 outstanding on the revolving credit facility. The term loan facility requires aggregate principal payments of $18,000 from January 1, 2015 through June 30, 2018 with a final balloon principal payment at the end of the loan agreement. The new credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, as well as payment of dividends, while requiring a minimum cash balance on hand of $10,000 and certain financial covenant ratios.

In addition to the credit facility with TD Bank and Regions Bank, the Company has three credit facilities with German banks as of September 30, 2014. Under the terms of the revolving credit facilities with three German banks through its German subsidiary, the Company may borrow up to 1,700 Euro, or approximately $2,156, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 2.62% to 8.50%. As of September 30, 2014, there was $1,686 outstanding on revolving credit facilities with German banks.

The total available credit on the Company’s four revolving credit facilities at September 30, 2014 was $7,220. The Company was in compliance with all covenants related to its revolving credit facilities as of September 30, 2014.

The Company has capital leases with interest rates ranging from 1.49% to 2.85% and maturity dates through 2017. The $94 representing future maturities of capital leases includes interest in the amount of $1 at September 30, 2014. The present value of minimum lease payments as of September 30, 2014 was $93.

As of September 30, 2014, contractual maturities of long-term obligations are as follows:

	Term Loan	Credit Facilities	Capital Leases	Total
2014	$—	$1,686	$13	$1,699
2015	5,250	—	45	5,295
2016	4,500	—	32	4,532
2017	5,250	—	4	5,254
2018	44,375	13,250	—	57,625

	$59,375	$14,936	$94	$74,405

14. Other Long-Term Liabilities

Other long-term liabilities are as follows:

	September 30, 2014	December 31, 2013
Indemnification liability	$12,275	$13,000
Other	335	446

	$12,610	$13,446

As described in Note 11, the Company recorded a $13,000 indemnification liability on the date of the acquisition of Pioneer.

15. Income Taxes

The Company expects its deferred tax assets of $29,316, net of the valuation allowance at September 30, 2014 of $844, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $844 and $469 have been established at September 30, 2014 and December 31, 2013, respectively, against a portion of the Company’s deferred tax assets relating to certain net operating loss carryforwards.

U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to permanently reinvest earnings in its foreign subsidiaries.

As of September 30, 2014, the Company’s deferred tax assets were primarily attributable to U.S. and German net operating loss (“NOL”) and credit carryforwards. The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors. It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual results as the primary measure of cumulative losses in recent years.

When evaluating whether the Company has overcome the significant negative evidence that resulted from cumulative losses in recent years, the Company adjusted its historical loss for items that the Company determined were not indicative of its ability to generate taxable income in future years. The Company is in a cumulative income position in the U.S. after adjusting for the items that were not indicative of its ability to generate taxable income in future years. The Company considers this objectively verifiable evidence that its current U.S. operations existing on September 30, 2014 have consistently demonstrated the ability to operate at a profit. In Germany, the Company has the ability and intent to implement a tax action plan, if necessary, that would enable the Company to utilize its German NOL’s. The Company believes that this evidence is sufficient to overcome the unadjusted cumulative losses in recent years. The Company has a history of utilizing 100 percent of its deferred tax assets before they expire and the forecasts of taxable earnings project a complete realization of all federal U.S. and foreign deferred tax assets before they expire, including under various stressed scenarios.

Upon considering all of the available positive and negative evidence, and the extent to which that evidence was objectively verifiable, the Company determined that the positive evidence outweighed the negative evidence and the deferred tax assets are more-likely-than-not realizable, as of September 30, 2014. The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

The Internal Revenue Service (“IRS”) completed an examination on the Company during the three months ended March 31, 2014. The IRS examination covered the 2010 tax year and resulted in no material adjustments. In addition, one of the Company’s foreign subsidiaries is undergoing an examination by the German tax authorities. The foreign examination covers the foreign subsidiary’s 2006 through 2009 tax years.

16. Preferred Stock

On June 12, 2013, the Company and Water Street entered into an investment agreement. Pursuant to the terms of the investment agreement, the Company issued $50,000 of convertible preferred equity to Water Street in a private placement which closed on July 16, 2013.

Preferred stock is as follows:

	September 30, 2014	December 31, 2013
Preferred shares issuance	$50,000	$50,000
Preferred shares issuance costs	(1,290)	(1,290)

Net proceeds	48,710	48,710
Amortization of preferred shares issuance costs	215	77
Accrued dividend payable	3,068	750

	$51,993	$49,537

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

Accrued restructuring charges at January 1, 2014	$2,609
Cash payments	(2,310)

Accrued restructuring charges at September 30, 2014	$299

18. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of September 30, 2014 will have a material adverse impact on its financial position or results of operations.

Biomedical Tissue Service, Ltd.(“BTS”)—The Company was named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the tissue recovery practices of BTS, an unaffiliated recovery agency. The Company settled a majority of the BTS cases in 2012, however, additional cases were settled in 2013 for a payment of $2,700 with a contingent interest in any recovery in the Company’s litigation with its insurer, in the amount of $300. Accordingly, the Company recorded a litigation settlement charge of $3,000 in the second quarter of 2013.

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

In the quarter ended September 30, 2014, the Company received a letter from the Food and Drug Administration (“FDA”) regarding the Company’s map3® cellular allogeneic bone graft. The letter addresses some technical aspects of the processing of the map3 allograft, as well as language included on the Company’s website. The Company has submitted an initial response to the FDA letter, and is preparing a comprehensive package of data to address the FDA’s comments and provide clarifying information regarding the technical components of the implant processing. The Company believes that in both developing map3 and processing of map3, the Company has properly considered the relevant regulatory requirements. Additionally, the Company has removed the relevant information from the website pending thorough review and revisions as needed. The Company is committed to resolving the concerns raised by the FDA. However, it is not possible to predict the specific outcome or timing of a resolution at this time.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

19. Segment Data

The Company distributes natural tissues, metals and synthetic implants through various distribution channels. The Company operates in one reportable segment comprised of six lines of business. The Company’s six lines of business are comprised of: spine; sports medicine; bone graft substitutes (“BGS”) and general orthopedic; ortho fixation; surgical specialties and dental. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues for the three and nine months ended September 30, 2014 and 2013, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Spine	$20,486	$17,600	$60,895	$38,920
Sports medicine	11,357	9,532	34,176	31,700
BGS and general orthopedic	9,237	7,692	26,472	19,093
Ortho fixation	9,476	6,704	25,837	6,704
Surgical specialties	6,747	6,730	21,207	20,559
Dental	5,021	4,963	14,807	14,142
Other revenues	2,839	1,521	8,543	6,355

Total revenues	$65,163	$54,742	$191,937	$137,473

Domestic revenues	59,677	49,295	173,498	122,822
International revenues	5,486	5,447	18,439	14,651

Total revenues	$65,163	$54,742	$191,937	$137,473

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Percent of revenues derived from:
Distributor
Zimmer, Inc.	18%	19%	17%	17%
Medtronic, Inc.	12%	14%	12%	17%
Davol, Inc.	5%	8%	6%	10%
International	8%	10%	10%	11%

The following table presents property, plant and equipment - net by significant geographic location:

	September 30, 2014	December 31, 2013
Property, plant and equipment - net:
Domestic	$61,674	$58,458
International	14,090	16,280

Total	$75,764	$74,738

20. Subsequent Events

The Company evaluated subsequent events as of the issuance date of the condensed consolidated financial statements as defined by FASB ASC 855 Subsequent Events, and identified no subsequent events that require adjustment to, or disclosure of, in these condensed consolidated financial statements, except for on October 15, 2014, the Company entered into a second amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which amended the loan agreement to remove certain financial covenants.

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

Domestic distributions and services accounted for 90% of total revenues in the first nine months of 2014. Most of our implants are distributed directly to doctors, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 10% of total revenues in the first nine months of 2014. Our implants are distributed in over 45 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

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

Mergers and Acquisitions

On July 16, 2013, we completed our acquisition of Pioneer Surgical Technology, Inc. (“Pioneer”), a Michigan corporation. Under the terms of the merger agreement dated June 12, 2013, we acquired Pioneer for $126.3 million in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity. We obtained from Toronto-Dominion Bank, N.A., TD Securities “USA” LLC (“TD Bank”) and Regions Bank, a 5 year, $80.0 million senior secured facility, which includes a $60.0 million term loan and a $20.0 million revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 175 basis points in excess of the one month London Interbank Offered Rate (“LIBOR”). The $20.0 million revolving credit facility replaced our previous $15.0 million U.S. credit facility. Additionally, we received $50.0 million in gross proceeds from a private placement of convertible preferred equity to WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners (“Water Street”), a leading healthcare-focused private equity firm. The convertible preferred stock is convertible into shares of the Company’s common stock and accrues dividends at a rate of 6% per year. The preferred stock is convertible at any time by Water Street, and becomes redeemable by Water Street after the seventh anniversary of the private placement or upon change of control of the Company. We may convert the preferred stock after the earlier of the fifth anniversary of the private placement, or upon the share price of our common stock exceeding $7.98 for twenty consecutive days. We may redeem the preferred stock after the fifth anniversary of the private placement.

Results of Operations

Consolidated Financial Results

The following table reflects revenues for the three and nine months ended September 30, 2014 compared to the same periods in 2013.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Thousands)
Revenues:
Spine	$20,486	$17,600	$60,895	$38,920
Sports medicine	11,357	9,532	34,176	31,700
BGS and general orthopedic	9,237	7,692	26,472	19,093
Ortho fixation	9,476	6,704	25,837	6,704
Surgical specialties	6,747	6,730	21,207	20,559
Dental	5,021	4,963	14,807	14,142
Other revenues	2,839	1,521	8,543	6,355

Total revenues	$65,163	$54,742	$191,937	$137,473

Domestic revenues	59,677	49,295	173,498	122,822
International revenues	5,486	5,447	18,439	14,651

Total revenues	$65,163	$54,742	$191,937	$137,473

Three Months Ended September 30, 2014 Compared With Three Months Ended September 30, 2013

Revenues. Our total revenues increased by $10.4 million, or 19.0%, to $65.2 million for the three months ended September 30, 2014 compared to $54.7 million for the three months ended September 30, 2013. Our year over year revenue comparisons are impacted as a result of the acquisition of Pioneer. Our prior year revenues include Pioneer related revenues for the stub period of July 16, 2013 to September 30, 2013, whereas our current year period includes a full quarter of Pioneer related revenues. In addition, a significant amount of our revenue is derived from large commercial stocking distributors, whose timing of orders can vary from quarter to quarter. These ordering patterns can result in significant unit volume variations quarter over quarter, which can result in significant variation in period over period comparisons.

Spine - Revenues from spinal implants increased $2.9 million, or 16.4%, to $20.5 million for the three months ended September 30, 2014 compared to $17.6 million for the three months ended September 30, 2013. Spine revenues increased primarily as a result of higher unit volumes of 21.1%, partially offset by lower average revenue per unit of 3.8%. The increase was primarily due to the recognition of a full quarter of current period Pioneer spine revenues as compared to the prior stub period.

Sports Medicine - Revenues from sports medicine allografts increased $1.8 million, or 19.1%, to $11.4 million for the three months ended September 30, 2014 compared to $9.5 million for the three months ended September 30, 2013. Sports medicine revenues increased primarily as a result of higher unit volumes of 16.2% and higher average revenue per unit of 2.5%, primarily due to changes in distribution mix.

BGS and General Orthopedic - Revenues from BGS and general orthopedic allografts increased $1.5 million, or 20.1%, to $9.2 million for the three months ended September 30, 2014 compared to $7.7 million for the three months ended September 30, 2013. BGS and general orthopedic revenues increased primarily as a result of higher average revenue per unit of 43.6%, partially offset by lower unit volumes of 16.6%. This increase was primarily due to significant changes in distribution mix toward units with higher revenue per unit and new product launches, generally with higher revenue per unit.

Ortho Fixation - Revenues from ortho fixation increased $2.8 million, or 41.3%, to $9.5 million for the three months ended September 30, 2014 compared to $6.7 million for the three months ended September 30, 2013. Ortho fixation revenues increased primarily as a result of higher unit volumes of 69.3%, offset by lower average revenue per unit of 16.5%, primarily due to the recognition of a full quarter of current period Pioneer ortho fixation revenues compared to the prior stub period, and the timing of orders from our commercial stocking distributors.

Surgical Specialties - Revenues from surgical specialty allografts of $6.7 million for the three months ended September 30, 2014 were comparable to the revenues for the three months ended September 30, 2013.

Dental - Revenues from dental allografts of $5.0 million for the three months ended September 30, 2014 were comparable to the revenues for the three months ended September 30, 2013.

Other Revenues - Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees increased $1.3 million, or 86.7%, to $2.8 million for the three months ended September 30, 2014 compared to $1.5 million for the three months ended September 30, 2013. The increase was primarily due to increased service processing fees and tissue recovery fees.

International revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues of $5.5 million for the three months ended September 30, 2014 were comparable to the revenues for the three months ended September 30, 2013. On a constant currency basis, international revenues were comparable.

Costs of Processing and Distribution. Costs of processing and distribution decreased $4.0 million, or 11.5%, to $30.5 million for the three months ended September 30, 2014 compared to $34.4 million for the three months ended September 30, 2013. Costs of processing and distribution decreased as a percentage of revenues from 62.9% for the three months ended September 30, 2013 to 46.8% for the three months ended September 30, 2014. The decrease was primarily due to purchase accounting step up adjustments to inventory of $6.9 million that were charged to costs of processing and distribution as inventory was sold during the three months ended September 30, 2013 with no comparable costs in the current period. This decrease was offset primarily by higher costs of processing and distribution arising from higher revenue levels as a result of the Pioneer acquisition.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $2.0 million, or 8.2%, to $26.9 million for the three months ended September 30, 2014 from $24.8 million for the three months ended September 30, 2013. The increase in expenses was primarily due to increases in variable compensation and distributor commission expense of $2.0 million and $457,000 in severance costs. Marketing, general and administrative expenses decreased as a percentage of revenues from 45.4% for the three months ended September 30, 2013 to 41.2% for the three months ended September 30, 2014. The decrease was primarily due to cost reductions arising from the restructuring that followed the acquisition of Pioneer in the prior year.

Research and Development Expenses. Research and development expenses decreased $514,000, or 10.8%, to $4.2 million for the three months ended September 30, 2014 from $4.7 million for the three months ended September 30, 2013. The decrease was primarily due to cost reductions arising from the restructuring that followed the acquisition of Pioneer in the prior year. As a percentage of revenues, research and development expenses decreased from 8.7% for the three months ended September 30, 2013 to 6.5% for the three months ended September 30, 2014.

Acquisition expenses. Acquisition expenses related to the Pioneer acquisition were $4.3 million for the three months ended September 30, 2013. No comparable charge existed for the three months ended September 30, 2014.

Net Other (Expense) Income. There was $296,000 net other expense for the three months ended September 30, 2014 compared to net other income of $4,000 for the three months ended September 30, 2013. The increase in net other expense was primarily due to a change from a $252,000 foreign currency exchange transaction gain to a $19,000 foreign currency exchange transaction loss resulting from changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax (Expense) Benefit. Income tax expense for the three months ended September 30, 2014 was $1.3 million compared to income tax benefit of $5.1 million for the three months ended September 30, 2013. Our effective tax rate for the three months ended September 30, 2014 was an expense of 40.0% compared to income tax benefit of 37.5% for the three months ended September 30, 2013. For the three months ended September 30, 2014, our comparative income tax rate was negatively impacted due to the inclusion of non-deductible expenses in the three months ended September 30, 2013 which reduced the benefit in that period.

Nine Months Ended September 30, 2014 Compared With Nine Months Ended September 30, 2013

Revenues. Our total revenues increased by $54.5 million, or 39.6%, to $191.9 million for the nine months ended September 30, 2014 compared to $137.5 million for the nine months ended September 30, 2013. Our year over year revenue comparisons are impacted as a result of the acquisition of Pioneer. Our prior year revenues include Pioneer related revenues for the stub period of July 16, 2013 to September 30, 2013, whereas our current year period includes a full nine months of Pioneer related revenues. In addition, a significant amount of our revenue is derived from large commercial stocking distributors, whose timing of orders can vary from quarter to quarter. These ordering patterns can result in significant unit volume variations quarter over quarter, which can result in significant variation in period over period comparisons.

Spine - Revenues from spinal implants increased $22.0 million, or 56.5%, to $60.9 million for the nine months ended September 30, 2014 compared to $38.9 million for the nine months ended September 30, 2013. Excluding Pioneer’s spine revenues for both periods, spine revenues decreased primarily as a result of lower unit volumes of 1.7% and lower average revenue per unit of 3.5%, primarily due to changes in implant distribution mix.

Sports Medicine - Revenues from sports medicine allografts increased $2.5 million, or 7.8%, to $34.2 million for the nine months ended September 30, 2014 compared to $31.7 million for the nine months ended September 30, 2013. Sports medicine revenues increased primarily as a result of higher unit volumes of 10.6%, partially offset by lower average revenue per unit of 2.5%, primarily due to changes in distribution mix.

BGS and General Orthopedic - Revenues from BGS and general orthopedic allografts increased $7.4 million, or 38.6%, to $26.5 million for the nine months ended September 30, 2014 compared to $19.1 million for the nine months ended September 30, 2013. Excluding Pioneer’s BGS and general orthopedic revenues for both periods, BGS and general orthopedic revenues decreased slightly as a result of lower unit volumes of 14.9%, partially offset by higher average revenue per unit of 15.6%, primarily due to changes in distribution mix.

Ortho Fixation – We did not offer ortho fixation implants for the period of January 1, 2013 to July 15, 2013, which affects our period over period revenue comparisons. Revenues from ortho fixation implants for the nine months ended September 30, 2014 were $25.8 million compared to $6.7 million for the period of July 16, 2013 to September 30, 2013.

Surgical Specialties - Revenues from surgical specialty allografts increased $648,000, or 3.2%, to $21.2 million for the nine months ended September 30, 2014 compared to $20.6 million for the nine months ended September 30, 2013. Surgical specialties revenues increased primarily as a result of higher unit volumes of 5.6%, partially offset by lower average revenue per unit of 2.3%, primarily due to changes in distribution mix.

Dental - Revenues from dental allografts increased $665,000, or 4.7%, to $14.8 million for the nine months ended September 30, 2014 compared to $14.1 million for the nine months ended September 30, 2013. Dental revenues increased primarily as a result of higher unit volumes of 4.8%.

Other Revenues - Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees increased $2.2 million, or 34.4%, to $8.5 million for the nine months ended September 30, 2014 compared to $6.4 million for the nine months ended September 30, 2013. The increase was primarily due to increased service processing fees, tissue recovery fees and the acceleration of deferred revenue recognition relating to Alphatec relinquishing their exclusive distribution rights in the BGS and general orthopedic market in the first quarter of 2014, offset by the acceleration of deferred revenue recognition relating to Davol relinquishing their exclusive distribution rights in the hernia market in the first quarter of 2013.

International revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $3.8 million, or 25.9%, to $18.4 million for the nine months ended September 30, 2014 compared to $14.7 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, international revenues include Pioneer’s revenues of $5.0 million compared to $1.4 million for the period of July 16, 2013 to September 30, 2013. On a constant currency basis, international revenues increased $3.3 million, or 22.5%.

Costs of Processing and Distribution. Costs of processing and distribution increased $17.3 million, or 21.9%, to $96.0 million for the nine months ended September 30, 2014 compared to $78.7 million for the nine months ended September 30, 2013. Costs of processing and distribution decreased as a percentage of revenues from 57.3% for the nine months ended September 30, 2013 to 50.0% for the nine months ended September 30, 2014. The increase in costs of processing and distribution of $17.3 million was primarily the result of the acquisition of Pioneer and includes costs of processing and distribution from Pioneer with partial comparable costs in the prior year period. In addition, the increase was partially offset by costs of processing and distribution for the nine months ended September 30, 2014 and 2013 which included purchase accounting step up adjustments to inventory of $5.7 million and $6.9 million, respectively, which was charged to costs of processing and distribution as inventory was sold.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $24.5 million, or 44.0%, to $80.0 million for the nine months ended September 30, 2014 from $55.6 million for the nine months ended September 30, 2013. The increase in expenses was primarily due to the addition of Pioneer related marketing, general and administrative expenses and $457,000 in severance costs in the third quarter of 2014. Marketing, general and administrative expenses increased as a percentage of revenues from 40.4% for the nine months ended September 30, 2013 to 41.7% for the nine months ended September 30, 2014.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2014 were comparable to the nine months ended September 30, 2013. As a percentage of revenues, research and development expenses decreased from 8.1% for the nine months ended September 30, 2013 to 5.9% for the nine months ended September 30, 2014. The decrease was primarily due to cost reductions arising from the restructuring that followed the acquisition of Pioneer in the prior year.

Litigation Settlement. We were named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the misconduct of Biomedical Tissue Service, Ltd. (“BTS”), and BTS’s owner, the late Michael Mastromarino, as well as several funeral homes and their owners with which BTS conducted its affairs. In 2013, an agreement was reached to settle the remaining lawsuits and we recorded a litigation settlement charge of $3.0 million in the second quarter of 2013. No comparable charge existed for the nine months ended September 30, 2014.

Acquisition expenses. Acquisition expenses related to acquisition of Pioneer were $5.8 million for the nine months ended September 30, 2013. No comparable charge existed for the nine months ended September 30, 2014.

Net Other (Expense) Income. There was $1.1 million net other expense for the nine months ended September 30, 2014 compared to net other income of $7,000 for the nine months ended September 30, 2013. The increase in net other expense is primarily attributable to interest expense incurred on long term debt incurred in conjunction with the acquisition of Pioneer.

Income Tax (Expense) Benefit. Income tax expense for the nine months ended September 30, 2014 was $1.4 million compared to income tax benefit of $6.8 million for the nine months ended September 30, 2013. Our effective tax rate for the nine months ended September 30, 2014 was an expense of 39.9% compared to income tax benefit of 40.3% for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, our income tax rate was comparable to the nine months ended September 30, 2013.

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

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures that exclude certain amounts, including net income (loss) applicable to common shares, adjusted. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliation below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) applicable to common shares, as reported	$1,202	$(9,125)	$(281)	$(10,662)
Inventory purchase price adjustment	—	6,875	5,708	6,875
Acquisition expenses	—	4,342	—	5,837
Integration expenses	—	637	—	637
Severance costs	457	—	457	—
Litigation settlement charge	—	—	—	3,000
Tax effect on adjustments	(157)	(3,428)	(2,398)	(5,193)

Net income (loss) applicable to common shares, adjusted	$1,502	$(699)	$3,486	$494

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the three and nine months ended September 30, 2014 and 2013 as well as the reasons for excluding the individual items:

2014 Inventory purchase price adjustment – This adjustment represents the purchase price effects of the remaining acquired Pioneer inventory that was sold during the three months ended March 31, 2014, and which has been included in costs of processing and distribution. Management removes the amount of these nonrecurring costs from our operating results to assist in assessing our operating performance in the nine months ended September 30, 2014 and to supplement a comparison to our past operating performance.

2013 Inventory purchase price adjustment – This adjustment represents the purchase price effects of the acquired Pioneer inventory that was sold during the three months ended September 30, 2013, and which has been included in costs of processing and distribution. Management removes the amount of these nonrecurring costs from our operating results to assist in assessing our operating performance in the three and nine months ended September 30, 2013 and to supplement a comparison to our past operating performance.

2013 Acquisition expenses – This adjustment represents a charge and relates to certain fees associated with the acquisition of Pioneer. Management removes the amount of these one-time fees from the Company’s operating results to assist in assessing its operating performance in the three and nine months ended September, 2013 and to supplement a comparison to the Company’s past operating performance.

2013 Integration expenses – This adjustment represents a charge and relates to certain expenses associated with the integration of Pioneer. Management removes the amount of these one-time fees from the Company’s operating results to assist in assessing its operating performance in the three and nine months ended September 30, 2013 and to supplement a comparison to the Company’s past operating performance.

2014 Severance costs – This adjustment represents a charge and relates to certain expenses associated with the severance costs associated with former employees. Management removes the amount of these one-time costs from the Company’s operating results to assist in assessing its operating performance in the three and nine months ended September 30, 2014 and to supplement a comparison to the Company’s past operating performance.

2013 Litigation settlement – This adjustment represents a charge and relates to a litigation settlement of certain BTS related lawsuits during the three months ended June 30, 2013. Management removes the amount of the litigation settlement charge from the Company’s operating results to assist in assessing its operating performance in the nine months ended September 30, 2013 and to supplement a comparison to the Company’s past operating performance.

Liquidity and Capital Resources

Our working capital at September 30, 2014 decreased $233,000 to $134.1 million from $134.3 million at December 31, 2013. The decrease in working capital was primarily due to a decrease in cash and cash equivalents and an increase in the current portion of short and long term obligations during the nine month period primarily due to additional borrowing, both of which are associated with the construction of our new logistics and technology building, which should be completed in the fourth quarter of 2014. These changes are partially offset by increases in inventory and accounts receivable.

At September 30, 2014, we had 53 days of revenues outstanding in trade accounts receivable, an increase of 5 days compared to December 31, 2013. The increase was due to lower cash receipts from customers than shipments and corresponding billings to customers during the nine months ended September 30, 2014.

At September 30, 2014 we had 315 days of inventory on hand, an increase of 35 days compared to December 31, 2013. The increase was primarily as a result of the acquisition of the Pioneer inventory and certain purchase price adjustments applied to the acquired Pioneer inventory being expensed to cost of processing and distribution, and planned increases in inventories to support new product launches and future growth. Excluding the purchase price adjustments applied to the acquired Pioneer inventory, days of inventory on hand were 335 at September 30, 2014 compared to 314 at December 31, 2013. The increase in inventory days is primarily due to planned increases in inventories to support new product launches and future growth. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $13.9 million of cash and cash equivalents at September 30, 2014. At September 30, 2014, our foreign subsidiaries held $589,000 in cash which is not available for use in the U.S. without incurring U.S taxes. U.S. income taxes have not been provided on the undistributed earnings of our foreign subsidiaries. We intend to permanently reinvest earnings in our foreign subsidiaries. We do not believe that our policy of permanently reinvesting undistributed earnings outside the U.S. will have a material adverse effect on the business as a whole.

Our short- and long term obligations at September 30, 2014 increased $5.4 million to $74.4 million from $69.1 million at December 31, 2013. The increase in short and long term obligations was primarily due to funding capital expenditures associated with the construction of our new logistics and technology building. At September 30, 2014, we have $7.2 million of borrowing capacity available under our revolving credit facilities.

As of September 30, 2014, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

Certain Commitments.

The Company’s short-term and long-term debt obligations and availability of credit as of September 30, 2014 are as follows:

	Outstanding	Available
	Balance	Credit
	(In thousands)
Short-term obligations:
Credit facilities	$1,686	$470
Long-term obligations:
Credit facilities	13,250	6,750
Term loan	59,375	—
Capital leases	94	—

Total	$74,405	$7,220

The following table provides a summary of our debt obligations, operating lease obligations and other significant obligations as of September 30, 2014.

	Contractual Obligations Due by Period
	Total	2014	2015	2016	2017	After 2017
	(In thousands)
Short and long-term obligations	$74,405	$1,699	$5,295	$4,532	$5,254	$57,625
Operating leases	3,307	520	1,519	868	333	67
Other significant obligations (1)	7,847	7,847	—	—	—	—
Unrecognized tax benefits	61	—	—	61	—	—

Total	$85,620	$10,066	$6,814	$5,461	$5,587	$57,692

(1)	These amounts consist of contractual obligations for tissue recovery development grants and licensing fees.

The Company was in compliance with all covenants related to its revolving credit facilities as of September 30, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2014. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and Germany, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facilities expose us to market risk related to changes in interest rates. As of September 30, 2014, our outstanding floating rate indebtedness totaled $74.4 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease net income and cash flow by approximately $0.5 million. Other outstanding debt consists of fixed rate instruments, including capital leases. Based on September 30, 2014 outstanding intercompany balances, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on September 30, 2014 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

In the quarter ended September 30, 2014, we received a letter from the Food and Drug Administration (“FDA”) regarding the company’s map3® cellular allogeneic bone graft. The letter addresses some technical aspects of the processing of the map3 allograft, as well as language included on our website. We have submitted an initial response to the FDA letter, and are preparing a comprehensive package of data to address the FDA’s comments and provide clarifying information regarding the technical components of the implant processing. We believe that in both developing map3 and processing of map3, we have properly considered the relevant regulatory requirements. Additionally, we have removed the relevant information from the website pending thorough review and revisions as needed. We are committed to resolving the concerns raised by the FDA. However, it is not possible to predict the specific outcome or timing of a resolution at this time.

Other than the above matter, we are not aware of any new legal proceedings, or material developments with respect to existing legal proceedings, which occurred and which require disclosure in this Quarterly Report on Form 10-Q.

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