Form 10-K
period 2014-12-31
RTI SURGICAL, INC.
filed 2015-03-04
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014), was approximately $247.1 million.

The number of shares of Common Stock outstanding as of February 25, 2015 was 57,138,949.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Company Overview

We are a leader in the use of natural tissues, metals and synthetics to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We process donated human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue, and bovine and porcine animal tissue in producing allograft and xenograft implants utilizing proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes and manufacture metal and synthetic implants for distribution to hospitals and surgeons. We process tissue at two facilities in Alachua, Florida and one facility in Neunkirchen, Germany, and manufacture metal and synthetic implants in Marquette, Michigan and Greenville, North Carolina. We distribute our implants and services in all 50 states and in over 45 countries worldwide.

We distribute human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. Our lines of business are comprised primarily of six categories: spine, sports medicine, ortho fixation, bone graft substitutes and general orthopedic (“BGS and general orthopedic”), surgical specialties and dental. The following table presents revenues from these six categories and other revenues and their respective percentages of our total revenues for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	(In thousands)
Revenues:
Spine	$82,663	31.5%	$57,334	28.9%	$38,866	21.9%
Sports medicine	46,758	17.8%	42,594	21.5%	51,197	28.7%
Ortho fixation	37,133	14.1%	14,525	7.3%	—	—
BGS and general orthopedic	36,747	14.0%	27,864	14.1%	29,308	16.5%
Surgical specialties	26,999	10.3%	27,666	14.0%	30,897	17.3%
Dental	20,810	7.9%	19,779	10.0%	21,435	12.0%
Other revenues	11,700	4.5%	8,217	4.2%	6,410	3.6%

Total revenues	$262,810	100.0%	$197,979	100.0%	$178,113	100.0%

Domestic revenues	$238,936	90.9%	$177,207	89.5%	$156,803	88.0%
International revenues	23,874	9.1%	20,772	10.5%	21,310	12.0%

Total revenues	$262,810	100.0%	$197,979	100.0%	$178,113	100.0%

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

Metals and Synthetics

The medical community has used metal and synthetic materials for implant procedures for many years. Metal and synthetic technologies are used to create both surgical implants as well as instruments used in surgical procedures. These implants are used in a variety of procedures in spine, cardiothoracic, trauma and other areas. Typical metals used include surgical stainless steel and titanium. These materials are chosen for their strength and durability. Synthetic implants provide alternative implant options for surgeons and also increase availability due to the variable supply of allograft. One common example of a synthetic material is polyetheretherkeytone (“PEEK”).

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

Autograft and allograft bone implants are not only “osteoconductive,” meaning they provide a scaffold for new bone to attach itself to, but can be “osteoinductive” as well, meaning they stimulate the growth of new tissue.

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

Marketing and Distribution

Our implants are used primarily in the following markets: spine, sports medicine, ortho fixation, BGS and general orthopedic, surgical specialties and dental. Our current implants range from allografts, xenografts, synthetics and metals that are precision machined for specific surgical applications to grafts conventionally processed for general surgical uses.

Spine

We design, manufacture, and distribute surgical implants and instruments used in the treatment of conditions affecting the spine and musculoskeletal system caused by degenerative conditions, deformities or traumatic injury of the spine. Our surgical implants include allograft and synthetic interbodies, bone graft substitutes, rods, pedicle screws and plates.

Our spine allografts are marketed domestically through our non-exclusive relationships with Aesculap Implant Systems, Inc. (“Aesculap”), Alphatec Spine, Inc. (“Alphatec”), Integra Life Sciences Corporation (“Integra”), Medtronic, plc. (“Medtronic”), Orthofix International NV (“Orthofix”), Stryker Spine a division of Stryker Corporation (“Stryker”), and Zimmer, Inc. (“Zimmer”). Our spine metals and synthetics are marketed through a network of independent distributors.

Sports Medicine

Many repetitive use and sports-related injuries can be addressed with allograft implants. The most prevalent surgeries in the knee include repairs to the anterior cruciate ligament (“ACL”), articular cartilage repair, and meniscus transplantation. The most prevalent surgeries in the shoulder include rotator cuff repair and articular cartilage repair. Our principal sports medicine allografts are tendons for ligament reconstruction, fresh osteochondral grafts for cartilage repair, and our meniscal allografts for advanced meniscus injuries. Many of our sports medicine tendon allografts utilize our patented pre-shaped technology, which greatly reduces preparation time in the operating room and are generally easier to implant as compared to non pre-shaped allografts. We also distribute Matrix HD human dermis implants for wound repair and soft tissue augmentation.

Our sports medicine implants such as our BioCleanse Meniscus, BioCleanse full tendon portfolio, fresh-stored osteochondral (“OC”) allograft portfolio, and our Matrix HD are marketed domestically through our direct biologics representatives and through our network of independent distributors and internationally through a network of independent distributors.

Ortho fixation

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

BGS and general orthopedic

map3®. Our map3® cellular allogeneic bone graft is a natural and safe alternative to autograft that supports the body’s innate healing mechanisms and provides the scaffold and signals to support the bone healing process. The implant contains the three essential elements of bone formation, namely osteogenesis, osteoinduction and osteoconduction.

nanOss®. Our nanOss® advanced bone graft substitute is composed of nano-structured hydroxyapatite granules suspended in a porous gelatin-based foam matrix.

Allograft Paste. Surgeons principally use our allograft paste implants, which are composed of demineralized bone matrix (“DBM”) and in some cases a biologic gel carrier, in fracture treatment, bone and joint reconstruction and periodontal applications, such as ridge augmentation for dental implants.

Our allograft paste implants are marketed under Osteofil® by Medtronic, Puros® DBM by Zimmer and the Optefil™, Opteform®, Regenafil® and Regenaform® brands with Exactech, Inc. (“Exactech”) and we distribute directly the BioSet® DBM, BioReady™ DBM and BioAdapt® DBM families of paste implants through our direct representatives, a network of independent distributors and our international distribution network. Our DBM Boat implants are marketed under BIO DBM by Stryker.

Milled Allograft and Xenograft. Our bone graft substitutes business also includes certain types of blended and milled bone allografts and xenografts, such as our demineralized bone matrix, cortical cancellous chips and ground cancellous chips, used in total hip and knee replacements and for various traumatic injuries.

Conventional Allografts. Our conventional allograft business includes a wide variety of allograft categories including our intercalary grafts, such as our large structural grafts, which are used for cancer treatment procedures and hip and knee reconstruction. We also produce various types of fashioned bone, such as strips and shafts used for various orthopedic procedures.

Surgical Specialties

We process and distribute implants for surgical specialties, which include abdominal wall repair, plastic and reconstructive surgery, ophthalmology and urology.

The company distributes xenograft and allograft implants through our direct distribution organization: Fortiva porcine dermis, Tutopatch and Tutomesh bovine pericardium, and Cortiva human dermis. These implants are all processed through our validated Tutoplast tissue sterilization process, which has a proven track record of safety and performance. These implants are positioned to surgeons in various surgical specialties, including general, colon and rectal, trauma, bariatric, and plastic reconstructive surgery. We also distribute implants through distributors including; Integra for dural repair applications, Davol, Inc., a subsidiary of C. R. Bard, Inc. (“Davol”) for hernia repair and breast reconstruction, IOP, Inc. (“IOP”) for ophthalmology and Coloplast A/S of Denmark (“Coloplast”) for urology.

Dental

We currently provide various implants including cancellous and cortical bone and human and bovine membranes primarily for dental procedures related to augmenting ridge restoration.

We distribute our dental implants exclusively through Zimmer.

The BioCleanse® Tissue Sterilization Process

We have developed and utilized in the United States the patented BioCleanse® tissue sterilization process, which is an automated, pharmaceutical grade chemical sterilization process for musculoskeletal bone and certain soft tissue. This process is fully validated to kill or inactivate all classes of conventional pathogens, viruses, microbes, bacteria and fungi. Our BioCleanse® process is able to remove greater than 99% of the blood, fats, lipids and other unwanted materials from the tissue we process. An important element of the BioCleanse® process is that while it removes unwanted materials embedded within the tissue, it maintains the tissue’s structural integrity and compression strength. Studies have shown that bone tissue sterilized with the BioCleanse® process maintains the same compression strength as untreated tissue.

The BioCleanse® process has been reviewed by the U.S. Food and Drug Administration (“FDA”) which concluded that BioCleanse® was a validated tissue sterilization process demonstrated to prevent contamination of tissue grafts. The significance of the review is that we are not aware of any other tissue sterilization process related to human tissue in our industry that has been reviewed or approved by the FDA. The FDA does not have a formal approval process in place for tissue related processing techniques.

The TUTOPLAST® Tissue Sterilization Process

The TUTOPLAST® tissue sterilization process utilizes solvent dehydration and chemical inactivation to remove blood, lipids and extraneous materials, and inactivate viruses and break down RNA and DNA into fragments not capable of replication and disease transmission while preserving the biological and mechanical properties.

We apply the TUTOPLAST® process to two types of preserved allografts: soft tissue, consisting of fascia lata, pericardium, dermis, sclera and cornea; and bone tissue, consisting of various configurations of cancellous and cortical bone material. Processed pericardium, fascia lata and dermis are collagenous tissue used to repair, replace or line native connective tissue primarily in dental, ophthalmology, urology, plastic and reconstructive surgeries. Dermis is also used in hernia repair and pelvic floor reconstruction. Sclera and cornea are used in ophthalmology procedures such as anterior and posterior segment patch grafting applications for glaucoma, retina and trauma surgery and oculoplastics, as well as contour wrapping of an orbital implant. Processed cortical and cancellous bone material is used in a wide variety of applications in spine, orthopedic and dental surgeries.

The CANCELLE® SP DBM Sterilization Process

DBM-based pastes and putties are sterilized through the CANCELLE® SP process, which is designed to preserve protein activity. In their final form, the DBM implants serve as bone void fillers in many applications, including spinal, general orthopedic, joint reconstruction and dental surgeries.

CANCELLE® SP is a proprietary process that sterilizes DBM pastes and putties while simultaneously allowing them to maintain their osteoinductive (“OI”) potential, which is verified by 100 percent lot testing after sterilization. The determination of OI potential is made by lot release animal studies or testing for certain protein markers. These tests are not necessarily predictive of human clinical results. Through a combination of oxidative treatments and acid or alcohol washes, debris is removed and pathogens are inactivated. Cleansing rinses remove residual chemicals, maintaining biocompatibility and preserving the utility of the graft. The CANCELLE® SP irradiation dose is delivered terminally for most pastes and putties to achieve device-level sterility (“SAL 10-6”).

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

Donor recovery groups recover a variety of tissue types from donors including the fibula, femur, tibia, humerus, ilium, pericardium, fascia lata, dermis, bone marrow, sclera, tendons and ligaments. In addition to tissue received from recovery groups we control, we also receive donated tissue from independently registered tissue recovery organizations. To make an initial determination as to whether tissues may be appropriately recovered, these independent tissue recovery organizations are responsible for obtaining appropriate consents and conducting federally-mandated donor screening, such as a medical and social history interview with the next of kin. Upon receipt of the tissue, we conduct pre-processing donor screening to determine its medical suitability for transplantation. Pre-processing screening performed by us includes laboratory testing and a donor eligibility assessment. With respect to laboratory testing, we perform an extensive panel of serological and microbiological tests. These results are subject to stringent criteria in order to release the donor tissue to the processing stage.

We have relationships with tissue donor recovery agencies across the United States. We also have relationships outside the United States. We believe additional recovery group relationships would be available if needed and consequently that the loss of any one of our sources of donor tissue would not have a material impact on our operating results.

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

Research and Development

Our research and development (“R&D”) costs for the years ended December 31, 2014, 2013 and 2012 were $15.5 million, $15.2 million and $12.2 million, respectively. In 2014, we continued to increase our investment in our R&D efforts by funding new projects including research and development projects at our facilities in our US locations and in Neunkirchen, Germany.

We plan to continue to develop new implants and technologies within our current markets, and to develop additional technologies for other markets to address unmet clinical needs. We plan to do this by building on our core technology platforms: BIOCLEANSE®, TUTOPLAST®, CANCELLE® SP, precision machining, assembled grafts, tissue-mediated osteoinduction and our metal and synthetics design and production expertise. We operate a dedicated research team working on advanced technologies, and have embedded development/technical teams who work with the business/marketing teams focused on expanding the scope and scale of existing competencies such as tissue machining and sterilization, and metal and synthetics manufacturing to meet specific surgical needs. This approach has resulted in the development of core science platforms, a pipeline of concepts for development and marketing, and focused projects to meet immediate needs.

In 2014, we launched 23 new implants in spine, sports medicine, BGS and general orthopedics and surgical specialties developed by our research and development teams.

Intellectual Property

Our business depends upon the significant know-how and proprietary technology we have developed. To protect this know-how and proprietary technology, we rely on a combination of trade secret laws, patents, licenses, trademarks and confidentiality agreements. The effect of these intellectual property rights is to define zones of exclusive use of the covered intellectual property. The duration of patent rights generally is 20 years from the date of filing of priority application, while trademarks, once registered, are essentially perpetual. Our trademarks and service marks provide us and our implants with a certain amount of brand recognition in our markets. However, we do not consider any single patent, trademark or service mark material to our business strategy, financial condition or results of operations. We have also entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies. In addition, we rely on our substantial body of know-how, including proprietary tissue recovery techniques and processes, research and development, tissue processing and quality assurance.

Our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes are covered by one or more U.S. and/or foreign patents, patent applications or trade secrets. Other U.S. and foreign holdings include patents, patent applications or trade secrets relating to or covering certain precision machined allograft intervertebral spacers and other spinal implants; matrix compositions including various bone graft substitutes; membrane tissue implants; and ligament, tendon or meniscus reconstruction and repair with certain precision shaped and/or assembled bone and soft tissue implants, synthetic bone graft substitutes; interbody fusion and motion implants; spinal and orthopedic plates; spinal rods, cables and screws and spinal fixation systems and related instrumentation.

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

Our principal competitors in the conventional allograft market include the Musculoskeletal Transplant Foundation (“MTF”), AlloSource Inc., LifeCell, Inc., a subsidiary of Acelity L.P. Inc. and LifeNet Health, Inc. (“LifeNet”). Among our competitors in precision machined allograft are MTF, LifeNet and AlloSource. Other companies who process and distribute allograft pastes include Medtronic, AlloSource, Integra, Wright Medical Inc. and MTF. Companies who process and distribute xenograft tissue include Baxter, Inc., LifeCell, Cook Surgical and Medtronic.

We consider our principal competitors in the metal and synthetic markets to include Alphatec, Globus Medical, Inc. (“Globus”), NuVasive, Inc. (“NuVasive”) and Orthofix.

Government Regulation and Corporate Compliance

Government Regulation

Government regulation plays a significant role in the processing/manufacturing and distribution of allograft tissue implants and medical devices. We procure, where applicable, process/manufacture, and market our allograft tissue implants and medical devices worldwide. Although some standards of harmonization exist, each country in which we do business has its own specific regulatory requirements. These requirements are dynamic in nature and, as such, are continually changing. New regulations may be promulgated at any time and with limited notice. While we believe that we are in compliance with all existing pertinent international and domestic laws and regulations, there can be no assurance that changes in governmental administrations and regulations will not adversely affect our operations. Failure to comply with applicable requirements could result in fines, injunctions, civil penalties, recall or seizure of products, suspension of production, inability to market current products, criminal prosecution, and/or refusal of the government to authorize the marketing of new products.

In the United States, our allograft implants are regulated by the FDA under Title 21 of the Code of Federal Regulations (CFR), Parts 1270 and 1271, “Current Good Tissue Practice for Human Cell, Tissue, and Cellular and Tissue-Based Products” (“cGTP”). Xenograft tissues and allograft bone paste are regulated as medical devices and subject to FDA 21 CFR, Part 820 Current Good Manufacturing Practices for Medical Devices and related statutes from the FDA. In addition, our U.S. operation is subject to certain state and local regulations, as well as compliance to the standards of the tissue bank industry’s accrediting organization, the American Association of Tissue Banks, (“AATB”).

In Germany, allografts are classified as drugs and the German government regulates such implants in accordance with German Drug Law. On April 7, 2004, the European Commission issued a human tissue directive to regulate allografts within the European Union (“EU”). Our Neunkirchen facility is presently licensed by the German Health Authorities and in compliance with applicable international laws and regulations, allowing us to market our human and animal tissue implants globally.

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

The medical devices that we develop, manufacture, distribute and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining FDA clearance and other regulatory approvals to develop and market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all. While we believe that we have obtained all necessary clearances and approvals for the manufacture and sale of our implants and that they are in material compliance with applicable FDA and other material regulatory requirements, there can be no assurance that we will be able to continue such compliance. After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include: product listing and establishment registration; Quality System Regulation (“QSR”) which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process; labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses or indications; clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices; approval of product modifications that affect the safety or effectiveness of one of our PMA approved devices; Medical Device Reporting regulations, which require that manufacturers report to FDA if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations; regulations pertaining to voluntary recalls; and notices of corrections or removals.

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. Moreover, governmental authorities outside the United States have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations. The European Commission (“EC”) has harmonized national regulations for the control of medical devices through European Medical Device Directives with which manufacturers must comply. Under these new regulations, manufacturing plants must have received CE certification from a “notified body” in order to be able to sell products within the member states of the European Union. Certification allows manufacturers to stamp the products of certified plants with a “CE” mark. Products covered by the EC regulations that do not bear the CE mark cannot be sold or distributed within the European Union. We have received certification for all currently existing manufacturing facilities and products.

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

In the quarter ended September 30, 2014, we received a letter from the FDA regarding our map3® cellular allogeneic bone graft. The letter addresses some technical aspects of the processing of the map3® allograft, as well as language included on our website. We have submitted an initial response to the FDA letter, and have prepared a comprehensive package of data to address the FDA’s comments and provide clarifying information regarding the technical components of the implant processing. We believe that in both developing and processing of map3®, we have properly considered the relevant regulatory requirements. Additionally, we have removed the relevant information from the website pending thorough review and revisions as needed. We are committed to resolving the concerns raised by the FDA. However, it is not possible to predict the specific outcome or timing of a resolution at this time.

On October 23, 2012, we received a warning letter from the FDA related to environmental monitoring activities in certain areas of our processing facility in Alachua, Florida. In September 2013 the FDA performed a follow up close out inspection for the warning letter. The FDA accepted and recognized the corrective actions taken by us and we received a final close out letter on October 29, 2013 with no further findings or observations.

Corporate Compliance

On February 1, 2013, the Centers for Medicare & Medicaid Services (“CMS”) published a final rule which requires making information publicly available about payments or other transfers of value from certain manufacturers of drugs, devices, biologicals and medical supplies covered by Medicare, Medicaid, and the Children’s Health Insurance Program (“CHIP”), defined as applicable manufacturers, to physicians and teaching hospitals, which are defined as covered recipients. Called the “National Physician Payment Transparency Program: Open Payments,” this is one of many steps in the Affordable Care Act (“ACA”) designed to create greater transparency in health care markets.

The ACA specified that applicable manufacturers must report annually to the Secretary of Health and Human Services all payments or transfers of value (including gifts, consulting fees, research activities, speaking fees, meals, and travel) from applicable manufacturers to covered recipients. In addition to reporting on payments, applicable manufacturers, as well as applicable GPOs, must report ownership and investment interests held by physicians (or the immediate family members of physicians) in such entities. The ACA requires CMS to provide applicable manufacturers, applicable GPOs, covered recipients, and physician owners and investors at least 45 days to review, dispute and correct their reported information before posting it on a publicly available website.

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

Environmental

Our allografts and xenografts, as well as the chemicals used in processing natural tissues and also in the manufacturing of metal and synthetic implants, are handled and disposed of in accordance with country-specific, federal, provincial, regional, state and/or local regulations, as applicable. We contract with independent, third parties to perform all gamma-terminal sterilization of our surgical implants. In view of the engagement of a third party to perform irradiation services, the requirements for compliance with radiation hazardous waste do not apply, and therefore we do not anticipate that having any material adverse effect upon our capital expenditures, results of operations or financial condition. However, we are responsible for assuring that the service is being performed in accordance with applicable regulations.

Employees

As of December 31, 2014, we had a total of 1,102 employees of which 187 were employed outside of the United States. Management believes its relations with its employees are good.

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

The supply of human tissue has at times limited our growth, and may not be sufficient to meet our future needs. In addition, due to seasonal changes in mortality rates, some scarce tissues that we currently use for allografts are at times in particularly short supply. Other factors, some of which are unpredictable, such as negative publicity and regulatory actions in the industry in which we operate (and which may not involve us) also could unexpectedly reduce the available supply of tissue.

We rely on donor recovery groups for their human tissue supplies and we have relationships with tissue donor recovery agencies across the country. We also have relationships outside the United States. Donor recovery groups are part of relatively complex relationships. They provide support to donor families, are regulated by the FDA, and are often affiliated with hospitals, universities or organ procurement organizations. Our relationships with donor recovery groups, which are critical to our supply of tissue, could be affected by relationships recovery groups have with other organizations. Any negative impact arising from potential regulatory and disease transmission issues facing the industry, as well as the negative publicity that these issues could create, could adversely affect our ability to negotiate contracts with recovery groups.

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

We currently derive a significant amount of our revenues through distributors such as Zimmer, Medtronic, Davol and Synthes. In addition, our spine distributors provide nearly all of the instrumentation, surgeon training, distribution assistance and marketing materials for the lines of spinal allografts they distribute.

Variations in the timing and volume of orders by our distributors, particularly those who distribute a significant amount of our implants, may have a material effect upon our revenues. If our relationships with distributors are terminated or reduced for any reason and we are unable to replace these relationships with other means of distribution, we would suffer a material decrease in revenues.

We may need, or decide it is otherwise advantageous to us, to obtain the assistance of additional distributors to market and distribute our new allografts and technologies, as well as to market and distribute our existing allografts and technologies, to new markets or geographical areas. We may not be able to find additional distributors who will agree to and successfully market and distribute our allografts and technologies on commercially reasonable terms, if at all. If we are unable to establish additional distribution relationships on favorable terms, our revenues may decline.

Also, our financial results are dependent upon the sales and marketing efforts of our distributors. If our distributors are unsuccessful in adequately promoting, marketing and selling our products, our sales could significantly decrease.

If third-party payors fail to provide appropriate levels of reimbursement for the use of our implants, revenues could be adversely affected.

The impact of United States healthcare reform legislation on our business remains uncertain. In 2010 federal legislation to reform the United States healthcare system was enacted into law. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve the quality and reduce the costs of healthcare over time. Its provisions have become effective at various dates, and will continue to do so, and there are many programs and requirements for which the details have not been determined. We expect the law will have a significant impact upon various aspects of our business operations. Among other things, the law imposes a 2.3 percent excise tax on Class I, II and III medical devices that applies to United States sales of a majority of our metal and synthetic medical device products. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is designed and delivered. Further, we cannot predict what other healthcare programs and regulations will be ultimately implemented at the federal or state level or the effect of any future legislation or regulation in the United States. However, any change that lowers reimbursements for our implants or reduces medical procedure volumes could adversely affect our business and results of operations.

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

Further, to be successful, we will need to manage our human tissue processing capacity related to tissue recovery and demand for our allografts. It may be difficult for us to match our processing capacity to demand due to problems related to the amount of suitable tissue, quality control and assurance, tissue availability, adequacy of control policies and procedures and lack of skilled personnel. If we are unable to process and produce our implants on a timely basis, at acceptable quality and costs, and in sufficient quantities, or if we experience unanticipated technological problems or delays in processing, it may reduce revenues and increase our cost per allograft processed or both.

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

The FDA and several states have statutory authority to regulate allograft processing, including our BioCleanse® and TUTOPLAST® processes, and allograft-based materials. We must register our facilities, whether located in the United States or elsewhere, with the FDA as well as regulators outside the U.S., and our implants must be made in a manner consistent with cGTP or similar standards in each jurisdiction in which we manufacture. In addition, the FDA and other agencies perform periodic audits to ensure that our facilities remain in compliance with all appropriate regulations, including primarily the quality system regulations and medical device reporting regulations. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGTP or other regulations (such as a FDA report on Form 483, Notice of Observations), or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected. For example, in June and July 2012, the FDA performed a cGTP inspection of our processing facility in Alachua, Florida to audit our compliance with cGTP requirements. The inspection was not related to a specific implant. At the conclusion of the audit, the FDA inspectors issued a Form FD483, primarily related to environmental monitoring activities in certain areas of our Alachua facility. We provided timely and detailed responses to the FD483, including commitments and timelines for the remediation of the conditions cited by the FDA. In October 2012, we received a warning letter related to some of the FD483 inspectional findings in which the FDA raised certain remaining questions and concerns. We responded to the issues cited in the warning letter and submitted information to the FDA to address its concerns. In October 2013, we received a final close out letter from the FDA to formally resolve their concerns. The warning letter did not restrict our ability to process or distribute implants, nor did it require the withdrawal of any implants from the marketplace. However, the FDA could identify other deficiencies in future inspections of our facilities or those of our suppliers.

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

cGTP covers all stages of allograft processing, from procurement of tissue to distribution of final allografts. In addition, these regulations have a significant effect upon recovery agencies which supply us with tissue and have increased the cost of recovery activities. These increases have translated into increased costs for us, because we are expected to reimburse the recovery agencies based on their cost of recovery.

In addition to the FDA, several state agencies regulate tissue banking. Regulations issued by Florida, New York, California and Maryland are particularly relevant to our business. Most states do not currently have tissue banking regulations, but it is possible that others may make allegations against us or against donor recovery groups or tissue banks, including those with which we have relationships, about non-compliance with applicable

FDA regulations or other relevant statutes and regulations. Allegations like these could cause regulators or other authorities to take investigative or other action, or could cause negative publicity for our business and the industry in which we operate.

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

A variety of additional local, state, federal and international government laws and regulations govern our business, including those relating to the storage, handling, generation, manufacture and disposal of medical wastes from the processing of tissue and collaborations with health care professionals. If we fail to conduct our business in compliance with these laws and regulations, we could be subject to significant liabilities for which our insurance may not be adequate. Moreover, such insurance may not always be available in the future on commercially reasonable terms, if at all. If our insurance proves to be inadequate to pay a damage award, we may not have sufficient funds to do so, which would harm our financial condition and liquidity.

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

Furthermore, we believe that even if the medical community generally accepts our implants and technologies, acceptance and recommendations by influential surgeons will be important to their broad commercial success. If our implants and technologies are not broadly accepted in the marketplace, we may not remain competitive in the market.

Rapid technological changes could result in reduced demand for our implants and products.

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

Media reports or other negative publicity concerning both methods of tissue recovery from donors and actual or potential disease transmission from donated tissue may limit widespread acceptance of our allografts, whether directed to allografts generally or our allografts specifically. Unfavorable reports of improper or illegal tissue recovery practices by any participant in the industry, both in the United States and internationally, as well as incidents of improperly processed tissue leading to transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of allograft technologies.

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

The development of allografts and technologies for human tissue repair and treatment entails an inherent risk of product or professional liability claims, and substantial product or professional liability claims may be asserted against us. We are party to a number of legal proceedings relating to professional liability. The prevailing view among the states throughout the United States is that providing allografts is a service and not the sale of a product. As such, allografts are not subject to product liability causes of action. However, the law of a particular state could change in response to legislative changes or by judicial interpretation in a state where such issue has either not been previously addressed or prior precedent is overturned or subject to different interpretations by a court of higher precedential authority. In addition, due to the international scope of our activities we are subject to international laws which may treat allografts as products in those jurisdictions.

The implantation of donated human tissue implants creates the potential for transmission of communicable diseases. Although we comply with federal, state and foreign regulations and guidelines intended to prevent communicable disease transmission, and our tissue suppliers are also required to comply with such regulations, there can be no assurances that: (i) our tissue suppliers will comply with such regulations intended to prevent communicable disease transmissions; (ii) even if such compliance is achieved, that our implants have not been or will not be associated with transmission of disease; or (iii) a patient otherwise infected with disease would not erroneously assert a claim that the use of our implants resulted in disease transmission.

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

Our relationship with foreign and domestic government entities and healthcare professionals, such as physicians, hospitals and those to whom and through whom we may market our implants and technologies, are subject to scrutiny under various federal, state and territorial laws in the United States and other jurisdictions in which we conduct business. These include, for example, anti-kickback laws, physician self-referral laws, false claims laws, criminal health care fraud laws, and anti-bribery laws (e.g., the United States Foreign Corrupt Practices Act). Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services, state attorneys general, and their respective counterparts in the applicable foreign jurisdictions in which we conduct business. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years.

If we are not successful in expanding our distribution activities into international markets, we will not be able to pursue one of our strategies for increasing revenues.

Our international distribution strategies vary by market, as well as within each country in which we operate. For example, we distribute only a portion of our line of allograft and xenograft implants within each country. Our international operations will be subject to a number of risks which may vary from the risks we face in the United States, including the need to obtain regulatory approvals in additional foreign countries before we can offer our implants and technologies for use; the potential burdens of complying with different foreign laws; longer distribution-to-collection cycles, as well as difficulty in collecting accounts receivable; dependence on local distributors; limited protection of intellectual property rights; fluctuations in the values of foreign currencies; and political and economic instability.

The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could adversely impact our business, financial condition or results of operations.

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business. For example, we were named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the tissue recovery practices of Biomedical Tissue Service, Ltd. (“BTS”), an unaffiliated recovery agency. We settled the BTS cases in 2012 and 2013 for payments of $2.4 million and $3.0 million. Accordingly, we recorded a litigation settlement charge of $3 million in the second quarter of 2013.

In addition, Lanx, Inc., a subsidiary of Biomet, Inc. (“Lanx”), filed suit in the second quarter of 2013 against Pioneer in the U.S. District Court, District of Colorado, alleging that one of our medical devices infringed certain of Lanx’s U.S. intellectual property rights, and sought monetary damages and threatened injunctive relief. In the second quarter of 2014, the parties resolved the claim with no material financial impact to us or our operations. As part of the resolution of the claim, a settlement payment of $325,000 was made to Lanx from the indemnification escrow account.

An adverse resolution of lawsuits or arbitrations could adversely impact our business, financial condition or results of operations.

Any acquisitions we make may require the issuance of a significant amount of equity or debt securities and may not be scientifically or commercially successful.

As part of our business strategy, we may make certain acquisitions to obtain additional businesses, product and/or process technologies, capabilities and personnel. If we make one or more significant acquisitions in which the consideration includes securities, we may be required to issue a substantial amount of equity, debt, warrants, convertible instruments or other similar securities. Such an issuance could dilute your investment in our common stock or increase our interest expense and other expenses.

Further, acquisitions involve a number of operational risks, such as:

•	difficulty and expense of assimilating the operations, technology and personnel of the acquired business;

•	our inability to retain the management, key personnel and other employees of the acquired business;

•	our inability to maintain the acquired company’s relationship with customers and key third parties, such as alliance partners;

•	exposure to legal claims for activities of the acquired business prior to the acquisition;

•	the potential need to implement financial and other systems and add management resources;

•	the potential for internal control deficiencies in the internal controls of the acquired operations;

•	potential inexperience in a business area that is either new to us or more significant to us than prior to the acquisition;

•	the diversion of our management’s attention from our core business; and

•	the potential impairment of goodwill and write-off of in-process research and development costs, adversely affecting our reported results of operations.

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

Holders of the Series A convertible preferred stock (“Preferred Stock”) are entitled to vote on an as-converted basis upon all matters upon which holders of our common stock have the right to vote. The shares of Preferred Stock owned by Water Street currently represent approximately 18% of the voting rights in respect of our share capital on an as-converted basis; accordingly, Water Street has the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. In addition, to the extent dividends are not paid in cash in any quarter for any reason, including any restriction on making such distributions under the terms of our credit agreement with TD Bank (as discussed below), the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period shall be accumulated and shall be added to the liquidation value with respect to such share of Preferred Stock. For example, in the fourth quarter of 2013 and throughout 2014, we did not pay dividends on the Preferred Stock, consequently we have accrued $3.9 million in preferred dividends payable as of December 31, 2014. To the extent dividends continue to accrue on the Preferred Stock, Water Street’s voting rights in respect of our share capital on an as-converted basis will continue to increase.

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

In connection with the closing of the acquisition, we obtained from our lenders a 5-year, $80 million senior secured facility, which includes a $60 million term loan and a $20 million revolving credit facility. Additionally, we issued Preferred Stock to Water Street for $50 million in gross proceeds. The Preferred Stock accrues dividends at a rate of 6% per annum. Dividends are payable in cash on a quarterly basis for each outstanding share of Preferred Stock. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period shall be accumulated and shall be added to the liquidation value with respect to such share of Preferred Stock. In the fourth quarter of 2013 and throughout 2014, we did not pay dividends on the Preferred Stock, consequently we have accrued $3.9 million in preferred dividends payable as of December 31, 2014, which has been added to the liquidation value with respect to the Preferred Stock.

Our ability to pay dividends and to make distributions may be limited or prohibited by the terms of our indebtedness or Preferred Stock.

We are, and may in the future become, party to agreements and instruments that restrict or prevent the payment of dividends on our capital stock. Under the terms of our credit agreement with TD Bank, we are restricted from paying dividends on our common stock without the prior written consent of the administrative agent. We are also restricted from paying dividends or making distributions on our common stock without the prior written consent of the holders of a majority of the Preferred Stock pursuant to the terms of the Certificate of Designation of Series A Convertible Preferred Stock, so long as any shares of the Preferred Stock remain outstanding. In addition, under the terms of our credit agreement with TD Bank, distributions to holders of our Preferred Stock are permitted only to the extent that we can satisfy certain financial covenant tests (based on the ratio of our total indebtedness to consolidated EBITDA) and meet other requirements. In the event that we fail to pay the accrued dividends payable on our Preferred Stock for any reason, including any restriction on making such distributions under the terms of our credit agreement with TD Bank, dividends payable will continue to accrue on such Preferred Stock.

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

We may not be able to comply with the financial covenants in the future. In the absence of a waiver from our lenders, any failure by us to comply with these covenants in the future may result in the declaration of an event of default, which could prevent us from borrowing under our credit agreement. In addition to preventing additional borrowings under our credit agreement, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding, if any, under the agreement, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we then may not have sufficient funds available for repayment or the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. For example, in December 2013, we entered into an amendment to the credit agreement which, in part, modified certain financial covenants so that we could maintain compliance with the financial ratios. In October 2014, we entered into a second amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which amended the loan agreement to remove certain financial covenants.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

UNITED STATES

Our headquarters and U.S natural tissue processing facilities are located in Alachua, Florida, near metropolitan Gainesville, including five buildings on approximately 23 acres of property that we own.

Processing, Manufacturing and Laboratory Facilities

In Alachua, Florida, we own a 65,000 square foot processing facility and lease a 23,000 square foot facility for the processing of natural tissues utilizing our BioCleanse® and TUTOPLAST® and CANCELLE® SP sterilization processes. In addition, we also own a 42,000 square foot logistics and technology center and lease and additional 3,600 square feet of laboratory space and lease 6,000 square feet of warehouse space.

In Marquette, Michigan, we own a 110,000 square foot facility for manufacturing metal and synthetic implants and instruments that also houses laboratory facilities.

In Greenville, North Carolina, we lease a 15,000 square foot facility for manufacturing synthetic implants.

Our processing and manufacturing facilities, meet the FDA’s Current Good Manufacturing Practices requirements and allows us to meet the requirements of an FDA approved medical device manufacturer.

Administrative and Distribution and Marketing Offices

In Alachua, Florida, we own three buildings totaling 86,000 square feet which house our corporate headquarters as well as administrative and distribution and marketing functions.

In Jacksonville, Florida, we lease 5,300 square feet for distribution and marketing functions.

In Austin, Texas, we lease 10,600 square feet for distribution, marketing and research and development functions.

GERMANY

Our facility in Neunkirchen consists of six buildings totaling approximately 58,000 square feet on approximately two acres of land, including 11,000 square feet of area for processing natural tissues utilizing the TUTOPLAST sterilization process.

FRANCE

Our facility in Metz consists of a small leased distribution office.

THE NETHERLANDS

Our facility in Houten consists of a small leased sales and distribution office.

SINGAPORE

Our facility in Singapore consists of a small leased administrative and sales office.

We believe that we have sufficient space and facilities to meet our current and foreseeable future needs.

Item 3.	LEGAL PROCEEDINGS.

Information with respect to legal proceedings can be found in Note 22, Legal and Regulatory Actions, to the consolidated financial statements contained in Part II, Item 8 of this report and is hereby incorporated by reference herein.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on the Nasdaq Stock Market under the symbol “RTIX.” The following table sets forth the range of high and low sales prices for our common stock for each quarterly period in the last two fiscal years.

2013	High	Low
First Quarter	$4.95	$3.59
Second Quarter	$4.48	$3.64
Third Quarter	$4.28	$3.33
Fourth Quarter	$3.96	$2.79

2014	High	Low
First Quarter	$4.46	$3.00
Second Quarter	$5.00	$3.61
Third Quarter	$5.58	$4.09
Fourth Quarter	$5.67	$3.50

As of February 17, 2015, we had 337 stockholders of record of our common stock. The closing sale price of our common stock on February 17, 2015 was $5.23 per share.

Stock Performance Graph

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of: (1) a broad equity market index and (2) a published industry or line-of-business index. We selected the Standard & Poor’s 500 Health Care Equipment Index based on our good faith determination that this index fairly represents the companies which compete in the same industry or line-of-business as we do. The chart below compares our common stock with the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index and assumes an investment of $100.00 on December 31, 2009 in each of the common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Standard & Poor’s 500 Health Care Equipment Index.

Total Return Analysis	12/09	12/10	12/11	12/12	12/13	12/14
RTI Surgical, Inc.	$100.00	$69.53	$115.63	$111.20	$92.19	$135.42
NASDAQ Composite	100.00	118.02	117.04	137.47	192.62	221.02
S&P 500 Health Care Equipment Index	100.00	97.29	96.51	113.18	144.52	182.49

Dividend Policy

We have never paid cash dividends to holders of our common stock. We do not expect to declare or pay any dividends on our common stock in the foreseeable future. Other than the possibility that we may pay dividends on our preferred stock, we intend to retain all earnings, if any, to invest in our operations. The payment of future dividends, if any, will depend upon our future earnings, if any, our capital requirements, financial condition, debt covenant terms, and other relevant factors. Under our current credit agreement with TD Bank, we are restricted from paying dividends on our common stock without the prior written consent of the administrative agent. In addition, pursuant to the terms of the Certificate of Designation of Series A Convertible Preferred Stock, so long as any shares of the Preferred Stock remain outstanding, we may not pay any dividend or make any distribution upon any junior securities (including the common stock) without the prior written consent of the holders of a majority of the Preferred Stock.

Item 6.	SELECTED FINANCIAL DATA.

The statement of operations data set forth below for the years ended December 31, 2014, 2013 and 2012, and selected balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2014 and 2013 and for the three years ended December 31, 2014 are included elsewhere in this Form 10-K. The selected consolidated financial data set forth below should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and accompanying notes included elsewhere in this document.

The statement of operations data set forth below for the years ended December 31, 2011 and 2010, and the balance sheet data set forth as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements and accompanying notes which are not included elsewhere in this Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share data)
Statements of Operations Data:
Revenues	$262,810	$197,979	$178,113	$169,316	$166,171
Costs of processing and distribution	129,013	117,874	92,896	92,102	90,168

Gross profit	133,797	80,105	85,217	77,214	76,003

Expenses:
Marketing, general and administrative	107,653	81,635	58,376	55,576	59,232
Research and development	15,536	15,241	12,231	9,806	9,435
Asset abandonments	—	—	20	61	30
Goodwill impairment	—	—	—	—	134,681
Litigation settlement	185	3,000	2,350	—	—
Restructuring charges	—	2,881	—	—	—
Acquisition expenses	—	6,004	—	—	—
Severance charges	4,798	—	—	—	—

Total operating expenses	128,172	108,761	72,977	65,443	203,378

Operating income (loss)	5,625	(28,656)	12,240	11,771	(127,375)

Other (expense) income:
Interest expense	(1,357)	(542)	—	(201)	(537)
Interest income	9	23	185	193	114
Foreign exchange (loss) gain	(88)	251	19	(159)	4

Total other (expense) income—net	(1,436)	(268)	204	(167)	(419)

Income (loss) before income tax benefit (provision)	4,189	(28,924)	12,444	11,604	(127,794)
Income tax (provision) benefit	(1,493)	11,110	(4,042)	(3,226)	(1,605)

Net income (loss)	2,696	(17,814)	8,402	8,378	(129,399)

Convertible preferred dividend	(3,113)	(1,375)	—	—	—

Net (loss) income applicable to common shares	$(417)	$(19,189)	$8,402	$8,378	$(129,399)

Net (loss) income per common share—basic	$(0.01)	$(0.34)	$0.15	$0.15	$(2.36)

Net (loss) income per common share—diluted	$(0.01)	$(0.34)	$0.15	$0.15	$(2.36)

Weighted average shares outstanding—basic	56,735,924	56,258,624	55,861,957	55,150,886	54,729,608

Weighted average shares outstanding—diluted	56,735,924	56,258,624	56,068,795	55,354,675	54,729,608

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$15,703	$18,721	$49,696	$46,178	$28,212
Working capital	133,510	134,302	129,110	124,064	125,629
Total assets	378,135	369,854	241,409	230,027	225,758
Long-term obligations—less current portion	69,413	67,706	4	143	1,877
Total stockholders’ equity	167,835	168,053	183,992	172,419	161,936

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Executive Level Overview:

RTI Surgical, Inc. together with its subsidiaries, designs, develops, manufactures and distributes surgical implants for use in a variety of surgical procedures. We are a leader in providing natural tissue implants as well as metal and synthetic implants for the benefit of surgeons and patients worldwide. We process donated human musculoskeletal and other tissues including bone, cartilage, tendons, ligaments, fascia lata, pericardium, sclera, cornea and dermal tissues, as well as bovine and porcine animal tissues to produce allograft and xenograft implants. We process the majority of our natural tissue implants using our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. In addition, we manufacture, market and distribute metal and synthetic implants for treatment of spinal and other orthopedic disorders. Our implants are used in the fields of spine, sports medicine, ortho fixation, bone graft substitutes and general orthopedic, surgical specialties and dental. We distribute our implants to hospitals and surgeons in the United States and internationally through a direct distribution organization, as well as through a network of independent distributors. We were founded in 1997 and are headquartered in Alachua, Florida.

Domestic distributions and services accounted for 91% of total revenues in 2014. Most of our implants are distributed directly to doctors, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 9% of total revenues in 2014. Our implants are distributed in over 45 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the United States.

Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months.

Our principal goals are to honor the gift of donated tissue, donor families and patients while building our competitive strength in the marketplace to increase revenues, profitability and cash flow as we focus on improved operational efficiency, productivity and asset management. We are making investments in new implant and product development and our U.S. direct distribution network to promote growth in 2015 and beyond.

We continue to maintain our commitment to research and development and the introduction of new strategically targeted allograft, xenograft, metal and synthetic implants as well as focused clinical efforts to support their acceptance in the marketplace. In addition, we consider strategic acquisitions from time to time for new implants and technologies intended to augment our existing implant offerings.

Mergers and Acquisitions

On July 16, 2013, we completed our acquisition of Pioneer. Under the terms of the merger agreement dated June 12, 2013, we acquired Pioneer for $126.3 million in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity. We obtained from Toronto-Dominion Bank, N.A., TD Securities “USA” LLC (“TD Bank”) and Regions Bank, a 5-year, $80.0 million senior secured facility, which includes a $60.0 million term loan and a $20.0 million revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 300 basis points in excess of the one month LIBOR rate. The $20.0 million revolving credit facility replaced our previous $15.0 million U.S. credit facility. Additionally, we received $50.0 million in gross proceeds from a private placement of convertible preferred equity to Water Street Healthcare Partners, a leading healthcare-focused private equity firm. The convertible preferred stock is convertible into shares of our common stock. The convertible preferred stock also accrues dividends at a rate of 6% per year.

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

In general, the income approach employs a discounted cash flow model that considers: 1) assumptions that marketplace participants would use in their estimates of fair value, including the cash flow period, terminal values based on a terminal growth rate and the discount rate; 2) current period actual results, and 3) projected results for future periods that have been prepared and approved by our senior management. The forecasted cash flows do not include synergies that a marketplace participant would be expecting to achieve.

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

Off Balance-Sheet Arrangements

As of December 31, 2014, we had no off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K.

Regulatory Approvals in 2014

AMERICAS

•	US 510(k) Clearance of Fortiva Porcine Dermis for Plastic and Reconstructive surgery

•	US 510(k) Clearance of Nanoss, Nanoss Loaded and Nanoss Loaded Kit

•	US 510(k) Clearance of Streamline TL Spinal Fixation System

•	US 510(k) Clearance of CrossFuse II Coronal Taper, CrossFuse II Hyperlordotic

•	US 510(k) Clearance of Streamline OCT Occipito-Cervico-Thoracic System

•	US 510(k) Clearance of C-Plus IBF

•	US 510(k) Clearance of Nanoss 3D

•	US 510(k) Clearance of Tritium Sternal Cable Plate System

•	US 510(k) Clearance of Tutoplast Bovine Pericardium for Dura Substitute

•	Peru Approval of BioSet

EUROPE

•	Switzerland Registration of BioAdapt DBM Foam, BioReady DBM Putty and Putty with Chips, and Allograft Tendons

•	EU CE Mark of Fortiva Porcine Dermis – Germany, France, Greece, Italy, Lithuania, Netherlands, Poland, Portugal, Switzerland, Spain, Hungary Listings

•	EU line extensions to Streamline MIS, Streamline TL, Sternal Cable System, Fusion Instruments (MIS), and IBF/VBR System (C-Plus Webless, CrossFuse II Hyperlordotic, & CrossFuse II Coronal Taper

•	Ukraine Registration of Tutobone, Tutomesh Bovine Pericardium, Tutopatch Bovine Pericardium, and Fortiva Porcine Dermis

•	Serbia Registration of Tutobone, Tutomesh, Tutopatch (Re-Registration)

•	Serbia Re-Registration of BacJac

•	Serbia Re-registration for one product system for commercial partners

•	Greece License for Allograft Products

•	France Registration of Allograft Cancellous Products

•	France Listing of C-Plus, Bullet-Tip, Cross-Fuse, CrossFuse II, Clarity Retractor System, Streamline TL, Nanoss Cervical, Nanoss Bioactive, Slimfuse, BacFUse, Quantum, T-Plus, Streamline MIS, NuNec, BacJac, Sternal Cable System and PAC Plate

AUSTRALIA

•	Australia Approval of Tutoplast Pericardium

•	Australia and New Zealand Approval/Listing of Tritium Sternal Cable Plate System

•	New Zealand Listing on one product for a commercial partner

MIDDLE EAST

•	Saudi Arabia Registration of Tutomesh Bovine Pericardium and Tutopatch Bovine Pericardium

•	Israel Re-Registration of NuNec, BacJac, and Bullet-Tip

ASIA

•	Singapore License for BioSet and Allograft Tendons and Bone

•	China Approvals for Class I and Class II Fusion Instruments

•	China Approval on two product systems for commercial partners

•	Korea Approval on one product for a commercial partner

Certifications, Accreditations and Inspections in 2014

AMERICAS

•	SGS ISO 13485 surveillance audit at the Alachua, Florida and Allendale New Jersey facilities

•	U.S. Food and Drug Administration (FDA) tissue bank inspection at the RTI Donor Services Madison, Wisconsin, El Paso Texas and Melbourne Florida facilities

•	U.S. Food and Drug Administration (FDA) tissue bank inspection for RTI operations in New Jersey facility (cell processing) (December-January 2014)

•	U.S. Food and Drug Administration (FDA) inspection at the Marquette Michigan facility

•	BSI ISO 13485 recertification audit at the Marquette, Michigan; Austin, Texas; and Greenville, North Carolina facilities

•	State of Florida inspection of the RTI Lab located in Alachua, FL

EUROPE

•	German authorities (PEI & ROF) inspection of Tutogen Medical facility located in Neunkirchen, Germany

•	German authorities (PEI & ROF) inspection at the Alachua Florida facility

•	LGA/TUV ISO 9001 & 13485 surveillance audit of Tutogen Medical facility located in Neunkirchen, Germany

•	BSI ISO 13485 initial certification audit at the Houten Netherlands facility

All registrations, licensures, certifications and accreditations were renewed or continued for all locations.

Implant and Product Recalls

In 2014, we initiated one voluntary recall with the Center for Biologics Evaluation and Research (CBER) and three voluntary recalls with the Center for Devices and Radiological Health (CDRH) of the Food and Drug Administration (FDA).

•	June 2014 – One recall was filed with the CDRH involving 5 Tritium® Sternal Plate System Screw device packages. The screws were recalled due to the product not being gamma irradiated even though they were labeled as such. This recall has been considered closed by RTI Surgical and the FDA since October of 2014.

•	August 2014 – Two recalls were filed with the CDRH. One involving two lots of Streamline® MIS Instruments and one involving 11 lots of Streamline CT Set Screws. Both of these were conducted in 2013 and 2012 respectively. Both of these recalls were considered closed by the FDA in October of 2014.

•	October 2014 – A total of 115 Tutoplast® Cancellous Chip allografts from a single donor were voluntarily recalled. The allografts were recalled due to a failure to follow line clearance to prevent the mix up of tissues during processing. The potential existed where cancellous bone from two donors could have been milled together during processing and distributed under one lot number. There was no risk identified through use of the tissue, since the tissue did undergo sterilization. This recall is pending verification at this time.

Results of Operations

The following tables set forth, in both dollars and as a percentage of revenues, the results of our operations for the years indicated:

	Year Ended December 31,
	2014		2013		2012
	(Dollars in thousands)
Statement of Operations Data:
Revenues	$262,810	100.0%	$197,979	100.0%	$178,113	100.0%
Costs of processing and distribution	129,013	49.1	117,874	59.5	92,896	52.2

Gross profit	133,797	50.9	80,105	40.5	85,217	47.8

Expenses:
Marketing, general and administrative	107,653	41.0	81,635	41.2	58,376	32.8
Research and development	15,536	5.9	15,241	7.7	12,231	6.9
Asset abandonments	—	—	—	—	20	0.0
Litigation settlement	185	0.1	3,000	1.5	2,350	1.3
Restructuring charges	—	—	2,881	1.5	—	—
Acquisition expenses	—	—	6,004	3.0	—	—
Severance charges	4,798	1.8	—	—	—	—

Total operating expenses	128,172	48.8	108,761	54.9	72,977	41.0

Operating income (loss)	5,625	2.1	(28,656)	(14.4)	12,240	6.8

Other (expense) income:
Interest expense	(1,357)	(0.5)	(542)	(0.3)	—	—
Interest income	9	0.0	23	0.0	185	0.1
Foreign exchange (loss) gain	(88)	(0.0)	251	0.1	19	0.0

Total other (expense) income—net	(1,436)	(0.5)	(268)	(0.2)	204	0.1

Income (loss) before income tax benefit (provision)	4,189	1.6	(28,924)	(14.6)	12,444	6.9
Income tax (provision) benefit	(1,493)	(0.6)	11,110	5.6	(4,042)	(2.3)

Net income (loss)	2,696	1.0	(17,814)	(9.0)	8,402	4.6

Convertible preferred dividend	(3,113)	(1.2)	(1,375)	(0.7)	—	—

Net (loss) income applicable to common shares	$(417)	(0.2%)	$(19,189)	(9.7%)	$8,402	4.6%

	Year Ended December 31,			Percent Change
	2014	2013	2012	2014/2013	2013/2012
Revenues:
Spine	$82,663	$57,334	$38,866	44.2%	47.5%
Sports medicine	46,758	42,594	51,197	9.8%	-16.8%
Ortho fixation	37,133	14,525	—	155.6%	—
BGS and general orthopedic	36,747	27,864	29,308	31.9%	-4.9%
Surgical specialties	26,999	27,666	30,897	-2.4%	-10.5%
Dental	20,810	19,779	21,435	5.2%	-7.7%
Other revenues	11,700	8,217	6,410	42.4%	28.2%

Total revenues	$262,810	$197,979	$178,113	32.7%	11.2%

Domestic revenues	$238,936	$177,207	$156,803	34.8%	13.0%
International revenues	23,874	20,772	21,310	14.9%	-2.5%

Total revenues	$262,810	$197,979	$178,113	32.7%	11.2%

2014 Compared to 2013

Revenues. Our total revenues increased $64.8 million, or 32.7%, to $262.8 million for the year ended December 31, 2014 compared to $198.0 million for the year ended December 31, 2013. Our year over year revenue comparisons are impacted as a result of the acquisition of Pioneer. Our prior year revenues include Pioneer related revenues for the stub period of July 16, 2013 to December 31, 2013, whereas our current year period includes a full year of Pioneer related revenues. In addition, a significant amount of our revenue is derived from large commercial stocking distributors, whose timing of orders can vary from year to year. These ordering patterns can result in significant unit volume variations year over year, which can result in significant variation in period over period comparisons.

Spine—Revenues from spinal implants increased $25.3 million, or 44.2%, to $82.7 million for the year ended December 31, 2014 compared to $57.3 million for the year ended December 31, 2013. Spine revenues increased primarily as a result of higher unit volumes of 59.9%, partially offset by lower average revenue per unit of 9.8%. The increase was primarily due to the recognition of a full year of current period Pioneer spine revenues as compared to the prior stub period.

Sports Medicine—Revenues from sports medicine allografts increased $4.2 million, or 9.8%, to $46.8 million for the year ended December 31, 2014 compared to $42.6 million for the year ended December 31, 2013. Sports medicine revenues increased primarily as a result of higher unit volumes of 9.9% and slightly lower average revenue per unit of 0.1%, primarily due to changes in distribution mix.

Ortho Fixation—Revenues from ortho fixation increased $22.6 million, or 155.6%, to $37.1 million for the year ended December 31, 2014 compared to $14.5 million for the year ended December 31, 2013. We did not offer ortho fixation implants prior to July 16, 2013.

Bone Graft Substitutes (BGS) and General Orthopedic—Revenues from BGS and general orthopedic allografts increased $8.9 million, or 31.9%, to $36.7 million for the year ended December 31, 2014 compared to $27.9 million for the year ended December 31, 2013. BGS and general orthopedic revenues increased primarily as a result of higher average revenue per unit of 35.7%, partially offset by lower unit volumes of 3.0%. This increase was primarily due to significant changes in distribution mix toward units with higher revenue per unit and new product launches, generally with higher revenue per unit.

Surgical Specialties—Revenues from surgical specialty allografts decreased $667,000, or 2.4%, to $27.0 million for the year ended December 31, 2014 compared to $27.7 million for the year ended December 31, 2013. Surgical specialties revenues decreased primarily as a result of lower average revenue per unit of 4.5%, primarily due to changes in distribution mix, partially offset by higher unit volumes of 2.1%.

Dental—Revenues from dental allografts increased $1.0 million, or 5.2%, to $20.8 million for the year ended December 31, 2014 compared to $19.8 million for the year ended December 31, 2013. Dental revenues increased primarily as a result of higher unit volumes of 4.9% and higher average revenue per unit of 0.3%, primarily due to changes in distribution mix.

Other Revenues—Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees, increased $3.5 million, or 42.4%, to $11.7 million for the year ended December 31, 2014 compared to $8.2 million for the year ended December 31, 2013. The increase was primarily due to increased service processing fees and tissue recovery fees, offset by the acceleration of deferred revenue recognition of $1.7 million relating to Davol relinquishing their exclusive distribution rights in the hernia market in the first quarter of 2013.

International Revenues—International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $3.1 million, or 14.9% to $23.9 million for the year ended December 31, 2014 compared to $20.8 million for the year ended December 31, 2013. On a constant currency basis, international revenues were comparable to the prior year.

Costs of Processing and Distribution. Costs of processing and distribution increased by $11.1 million, or 9.4%, to $129.0 million for the year ended December 31, 2014 from $117.9 million for the year ended December 31, 2013. This increase was primarily due to higher costs of processing and distribution arising from higher revenue levels as a result of the Pioneer acquisition.

Costs of processing and distribution decreased as a percentage of revenues from 59.5% for the year ended December 31, 2013 to 49.1% for the year ended December 31, 2014. The decrease was primarily due to purchase accounting step up adjustments to inventory of $16.4 million that were charged to costs of processing and distribution as inventory was sold during the year ended December 31, 2013 compared to $5.7 million for the year ended December 31, 2014. Excluding the purchase accounting step up, costs of processing and distribution decreased as a percentage of revenues due to improvement in product distribution mix. This decrease was partially offset primarily by the higher costs relating to the Pioneer acquisition and referenced in the above paragraph.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $26.0 million, or 31.9%, to $107.7 million for the year ended December 31, 2014 compared to $81.6 million for the year ended December 31, 2013. Marketing, general and administrative expenses decreased as a percentage of revenues from 41.2% for the year ended December 31, 2013 to 41.0% for the year ended December 31, 2014. The increase in expenses was primarily due to higher variable distribution costs and variable compensation. Our prior year marketing, general and administrative expenses include marketing related costs for new products acquired and general and administrative expenses in the Pioneer acquisition for the stub period of July 16, 2013 to December 31, 2013, whereas our current year period includes a full year of marketing related costs for new products acquired and general and administrative expenses in the Pioneer acquisition.

Research and Development Expenses. Research and development expenses increased by $295,000, or 1.9%, to $15.5 million for the year ended December 31, 2014 compared to $15.2 million for the year ended December 31, 2013. As a percentage of revenues, research and development expenses decreased from 7.7% for the year ended December 31, 2013 to 5.9% for the year ended December 31, 2014. The decrease was primarily due to cost reductions arising from the restructuring that followed the acquisition of Pioneer in the prior year.

Litigation Settlement. Litigation settlement related to the settlement of an international distributor dispute, which resulted in $185,000 of expenses for the year ended December 31, 2014 compared to $3.0 million for the year ended December 31, 2013.

Severance Charges. Severance charges related to the termination of former employees as a result of us flattening our organizational structure, which resulted in $4.8 million of expenses for the year ended December 31, 2014.

Net Other (Expense) Income. Net other expense was $1.4 million for the year ended December 31, 2014 compared to $268,000 for the year ended December 31, 2013. The increase in net other expense is primarily attributable to interest expense incurred on debt primarily due to the recognition of a full year of interest expense as compared to the prior year stub period and due to a change from a $251,000 foreign currency exchange transaction gain for the year ended December 31, 2013 compared to an $88,000 foreign currency exchange transaction loss for the year ended December 31, 2014 resulting from changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax (Provision) Benefit. Income tax provision for the year ended December 31, 2014 was $1.5 million compared to an income tax benefit of $11.1 million for the year ended December 31, 2013. Our effective tax rate for the year ended December 31, 2014 and 2013 was 35.6% expense and 38.4% benefit respectively. For the year ended December 31, 2014, our comparative income tax rate was positively impacted due to the inclusion of the 2014 research tax credit. The positive impact from the research tax credit was partially offset by a valuation allowance charge recorded on a portion of foreign losses incurred during 2014.

Convertible Preferred Dividend. As a result of the acquisition of Pioneer and pursuant to the terms of the investment agreement with Water Street, we recorded a convertible preferred dividend of $3.1 million for the year ended December 31, 2014 compared to $1.4 million for the year ended December 31, 2013.

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

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $23.3 million, or 39.8%, to $81.6 million for the year ended December 31, 2013 compared to $58.4 million for the year ended December 31, 2012. Marketing, general and administrative expenses increased as a percentage of revenues from 32.8% for the year ended December 31, 2012 to 41.2% for the year ended December 31, 2013. The increase in expenses was primarily due to the acquisition of Pioneer. As a result of the acquisition of Pioneer, marketing, general and administrative includes amortization of intangibles of $1.8 million and acquisition related costs of $1.1 million.

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

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net (loss) income applicable to common shares, as reported	$(417)	$(19,189)	$8,402
Inventory purchase price adjustment, net of tax effect	3,467	9,949	—
Litigation settlement charges, net of tax effect	133	1,822	1,444
Restructuring charges, net of tax effect	—	1,750	—
Acquisition expenses, net of tax effect	—	4,923	—
Integration expenses, net of tax effect	—	671	—
Severance charges, net of tax effect	3,007	—	—

Net income (loss) applicable to common shares, adjusted	$6,190	$(74)	$9,846

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the years ended December 31, 2014 and 2013 as well as the reasons for excluding the individual item:

2014 Inventory purchase price adjustment—This adjustment represents the purchase price effects of acquired Pioneer inventory that was sold in 2014 and which has been included in costs of processing and distribution. Management removes the amount of these costs from our operating results to assist in assessing our operating performance in the year-to-date period and to supplement a comparison to our past operating performance.

2014 Litigation settlement charge—This adjustment represents a charge and relates to a litigation settlement of an international distributor dispute in 2014. Management removes the amount of these costs from our operating results to assist in assessing our operating performance in the year-to-date period and to supplement a comparison to our past operating performance.

2014 Severance charges—This adjustment represents charges relating to the termination of former employees. Management removes the amount of these costs from our operating results to assist in assessing our operating performance in the year-to-date period and to supplement a comparison to our past operating performance.

2013 Inventory purchase price adjustment—This adjustment represents the purchase price effects of acquired Pioneer inventory that was sold from the date of acquisition through December 31, 2013 and which has been included in costs of processing and distribution. Management removes the amount of these costs from our operating results to assist in assessing our operating performance in the year-to-date period and to supplement a comparison to our past operating performance.

2013 Litigation settlement charge—This adjustment represents a charge and relates to a litigation settlement of certain BTS related lawsuits. Management removes the amount of the litigation settlement charge from our operating results to assist in assessing our operating performance in the year-to-date period and to supplement a comparison to our past operating performance.

2013 Restructuring charges—This adjustment represents a charge and relates to the severance of certain employees and an office closure as a result of the integration activities following the acquisition of Pioneer. Management removes the amount of these costs from our operating results to assist in assessing our operating performance in the year-to-date period and to supplement a comparison to our past operating performance.

2013 Acquisition expenses—This adjustment represents a charge and relates to certain costs associated with the acquisition of Pioneer. Management removes the amount of these costs from our operating results to assist in assessing our operating performance in the year-to-date period and to supplement a comparison to our past operating performance.

2013 Integration expenses—This adjustment represents a charge and relates to certain expenses associated with the integration of Pioneer. Management removes the amount of these costs from our operating results to assist in assessing our operating performance in the year-to-date period and to supplement a comparison to our past operating performance.

Liquidity and Capital Resources

Our working capital at December 31, 2014 of $133.5 million was comparable to our working capital of $134.3 million at December 31, 2013.

At December 31, 2014, we had 54 days of revenues outstanding in trade accounts receivable, an increase of 6 days compared to December 31, 2013. The increase was due to lower cash receipts from customers than shipments and corresponding billings to customers during 2014.

At December 31, 2014, we had 329 days of inventory on hand, an increase of 49 days compared to December 31, 2013. The increase was primarily as a result of the acquisition of the Pioneer inventory and certain purchase price adjustments applied to the acquired Pioneer inventory being expensed to cost of processing and distribution, and planned increases in inventories to support new product launches and future growth. Excluding the purchase price adjustments applied to the acquired Pioneer inventory, inventory days increased 15 days. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $15.7 million of cash and cash equivalents at December 31, 2014. At December 31, 2014, our foreign subsidiaries held $640,000 in cash which is not available for use in the U.S. without incurring U.S. taxes. U.S. income taxes have not been provided on the undistributed earnings of our foreign subsidiaries. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. We do not believe that our policy of indefinitely reinvesting undistributed earnings outside the U.S. will have a material adverse effect on the business as a whole.

Our short- and long term obligations at December 31, 2014 increased $6.8 million to $75.9 million from $69.1 million at December 31, 2013. The increase in short and long term obligations was primarily due to funding capital expenditures associated with the construction of our new logistics and technology building. At December 31, 2014, we have $5.6 million of borrowing capacity available under our revolving credit facilities.

As of December 31, 2014, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

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

The Preferred Stock accrues dividends at a rate of 6% per annum or $3.0 million payable in cash on a quarterly basis for each outstanding share of Preferred Stock. The payments of the dividends are subject to certain bank covenant restrictions. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period shall be accumulated and shall remain accumulated dividends with respect to such share of Preferred Stock until paid in cash or converted to common stock. We accrued $3.1 million and $1.4 million in preferred dividends payable for the year ended December 31, 2014 and 2013, respectively, and paid the third quarter dividend of $625,000 in October 2013.

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

On September 10, 2010, we entered into an Exclusive License Agreement with Athersys, Inc. (“Athersys”), pursuant to which Athersys will provide us access to its Multipotent Adult Progenitor Cell (“MAPC”) technologies to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications. In consideration for the Exclusive License, we agreed to pay Athersys the following: 1) a non-refundable $3.0 million license fee, payable in three time-based $1.0 million installments, the last of which was paid in the first quarter of 2011; 2) payment of $2.0 million contingent upon successful achievement of certain development milestones which we paid in 2012; and 3) up to $32.5 million contingent upon achievement of certain cumulative revenue milestones in future years. In addition, we pay Athersys royalties from the distribution of implants under a tiered royalty structure based on achievement of certain cumulative revenue milestones. The term of this license agreement is the longer of five years, or the remaining life of any patent or trade secret. These acquired licensing rights are being amortized to expense on a straight-line basis over the expected life of the asset.

On September 3, 2010, we entered into an exclusive distribution agreement with Zimmer Dental Inc. (“Zimmer Dental”), a subsidiary of Zimmer, with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of this distribution agreement, we agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer Dental has agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer Dental’s exclusive distribution rights, Zimmer Dental agreed to the following: 1) payment to us of $13.0 million within ten days of the effective date (the “Upfront Payment”); 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year; and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer Dental’s ability to distribute the implants, Zimmer Dental may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in this agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by us to the satisfaction of Zimmer Dental. The Upfront Payment, the Annual Exclusivity Fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the Upfront Payment and the Annual Exclusivity Fees are deferred as received and are being recognized as other revenues over the term of this distribution agreement based on the expected contractual escalating annual purchase minimums relative to the total contractual minimum purchase requirements in this distribution agreement. Additionally, we considered the potential impact of this distribution agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to this distribution agreement.

On July 13, 2009, we and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement; 1) Davol paid us $8.0 million in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019; 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019; and 3) Davol agreed to pay us certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3.5 million. The non-refundable fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the $8.0 million and $3.5 million exclusivity payments have been deferred and are being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. The straight-line method approximates the expected pattern of implant distribution based on the distribution agreement’s contractual annual minimum purchase requirements. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013 and the breast reconstruction market effective January 1, 2015.

Our debt obligations and availability of credit as of December 31, 2014 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Term loan	$59,375	$—
Credit facilities	16,435	5,631
Capital leases	82	—

Total	$75,892	$5,631

On July 16, 2013, we obtained from TD Bank and Regions Bank, a 5-year, $80.0 million senior secured facility, which includes a $60.0 million term loan and a $20.0 million revolving credit facility, that matures on July 16, 2018.

On December 30, 2013, we entered into an amendment to the credit agreement in order to, among other things, clarify our rights to make certain distributions with respect to the Preferred Stock, modify the interest rate payable with respect to borrowings, and modify certain financial covenants. The credit agreement has a variable interest rate between 100 and 300 basis points in excess of the one month LIBOR rate. At December 31, 2014, the interest rate for the term loan and revolving credit facility was 2.42%. The facility is secured by substantially all our assets and guaranteed by our domestic subsidiaries, other than RTIDS. The $20.0 million revolving credit facility replaced our previous $15.0 million U.S. credit facility. The term loan facility includes an interest only period of September 30, 2013 through December 31, 2014 with a final balloon principal payment at the end of the loan agreement. The new credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, payments of dividends, require a minimum cash balance on hand of $10.0 million, and require certain financial covenant ratios.

On October 15, 2014, we entered into a second amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which amended the loan agreement to remove certain financial covenants.

In addition to the credit facility with TD Bank and Regions Bank, we have three credit facilities with German banks as of December 31, 2014. The total available credit on our four revolving credit facilities at December 31, 2014 was $5.6 million. As of December 31, 2014, there was $15.2 million outstanding on the revolving credit facility with TD Bank and Regions Bank.

Under the terms of the revolving credit facilities with three German banks, we may borrow up to 1.7 million Euro, or approximately $2.1 million, for working capital needs. The 1.0 million Euro revolving credit facility is secured by a mortgage on our German facility. The 500,000 Euro revolving credit facility is secured by accounts receivable of our German subsidiary. The 200,000 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 2.59% to 8.50%. As of December 31, 2014, there was $1.2 million outstanding on the revolving credit facilities with German banks.

We were in compliance with the financial covenants related to our term loan and credit facilities as of December 31, 2014.

We have capital leases with interest rates ranging from 1.49% to 2.85% and maturity dates through 2017.

The following table provides a summary of our debt obligations, operating lease obligations and other significant obligations as of December 31, 2014.

	Contractual Obligations Due by Period
	Total	2015	2016	2017	2018	2019
	(In thousands)
Short and long-term obligations	$75,892	$6,479	$4,532	$5,256	$59,625	$—
Operating leases	4,174	2,080	1,311	589	127	67
Other significant obligations (1)	8,035	8,035	—	—	—	—

Total	$88,101	$16,594	$5,843	$5,845	$59,752	$67

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

Impact of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and processing tools and supplies. We do not believe that the relatively low rates of inflation experienced in the United States since the time we began operations have had any material effect on our business.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2015. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and Germany, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facilities expose us to market risk related to changes in interest rates. As of December 31, 2014, our outstanding floating rate indebtedness totaled $75.9 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease net income and cash flow by approximately $0.5 million. Other outstanding debt consists of fixed rate instruments, including capital leases. Accordingly, we are subject to changes in interest rates. Based on December 31, 2014 outstanding intercompany balances, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on December 31, 2014 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data required in this item are set forth at the pages indicated in Item 15(a)(1).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES.

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-15 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. This report appears on page 49.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information set forth under the caption “Directors and Executive Officers” in our definitive proxy statement for 2015 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2014 is incorporated by reference. Information relating to our Code of Ethics that applies to our senior financial professionals is available on our website http://www.rtix.com/investors/corporate-governance. Any amendments to, or waiver of, any provision of the Code of Ethics will be posted on our website.

Item 11.	EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2014 is incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the captions “Beneficial Ownership of Common Stock by Certain Stockholders and Management” and “Securities Authorized For Issuance Under Equity Compensation Plans” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2014 is incorporated by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2014 is incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information set forth under the caption “Audit Matters” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2014 is incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements:

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 48, the Independent Registered Public Accounting Firm’s Report on page 49 and the Consolidated Financial Statements on pages 50 to 53, all of which are incorporated herein by reference.

(2)	Financial Statement Schedule:

The following Financial Statement Schedule is filed as part of this Report:

Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012 is included in the Consolidated Financial Statements of RTI Surgical, Inc. on page 78. All other financial statement schedules are omitted because they are inapplicable, not required or the information is indicated elsewhere in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RTI Surgical, Inc.

Alachua, Florida

We have audited the accompanying consolidated balance sheets of RTI Surgical, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Effectiveness of Internal Controls. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTI Surgical, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

March 4, 2015

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$15,703	$18,721
Accounts receivable—less allowances of $818 at December 31, 2014 and $492 at December 31, 2013	38,833	31,752
Inventories—net	113,464	106,126
Prepaid and other current assets	6,668	5,483
Deferred tax assets—net	22,828	24,577

Total current assets	197,496	186,659
Property, plant and equipment—net	77,028	74,738
Deferred tax assets—net	6,193	5,452
Goodwill	54,887	54,887
Other intangible assets—net	30,261	33,786
Other assets—net	12,270	14,332

Total assets	$378,135	$369,854

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$26,834	$23,231
Accrued expenses	24,689	22,478
Deferred tax liabilities	—	195
Current portion of deferred revenue	5,984	5,109
Current portion of short and long-term obligations	6,479	1,344

Total current liabilities	63,986	52,357
Long-term obligations—less current portion	69,413	67,706
Other long-term liabilities	11,607	13,446
Deferred revenue	12,460	18,755

Total liabilities	157,466	152,264
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	52,834	49,537
Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 56,917,414 and 56,388,063 shares issued and outstanding, respectively	57	56
Additional paid-in capital	415,702	415,426
Accumulated other comprehensive loss	(3,881)	(812)
Accumulated deficit	(243,854)	(246,550)
Less treasury stock, 180,898 and 146,957 shares, respectively, at cost	(189)	(67)

Total stockholders’ equity	167,835	168,053

Total liabilities and stockholders’ equity	$378,135	$369,854

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues	$262,810	$197,979	$178,113
Costs of processing and distribution	129,013	117,874	92,896

Gross profit	133,797	80,105	85,217

Expenses:
Marketing, general and administrative	107,653	81,635	58,376
Research and development	15,536	15,241	12,231
Asset abandonments	—	—	20
Litigation settlement	185	3,000	2,350
Restructuring charges	—	2,881	—
Acquisition expenses	—	6,004	—
Severance charges	4,798	—	—

Total operating expenses	128,172	108,761	72,977

Operating income (loss)	5,625	(28,656)	12,240

Other (expense) income:
Interest expense	(1,357)	(542)	—
Interest income	9	23	185
Foreign exchange (loss) gain	(88)	251	19

Total other (expense) income—net	(1,436)	(268)	204

Income (loss) before income tax benefit (provision)	4,189	(28,924)	12,444
Income tax (provision) benefit	(1,493)	11,110	(4,042)

Net income (loss)	2,696	(17,814)	8,402

Convertible preferred dividend	(3,113)	(1,375)	—

Net (loss) income applicable to common shares	$(417)	$(19,189)	$8,402

Other comprehensive (loss) gain:
Unrealized foreign currency translation (loss) gain	(3,069)	964	408

Comprehensive (loss) income	$(3,486)	$(18,225)	$8,810

Net (loss) income per common share—basic	$(0.01)	$(0.34)	$0.15

Net (loss) income per common share—diluted	$(0.01)	$(0.34)	$0.15

Weighted average shares outstanding—basic	56,735,924	56,258,624	55,861,957

Weighted average shares outstanding—diluted	56,735,924	56,258,624	56,068,795

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2012	$56	$411,699	$(2,184)	$(237,138)	$(14)	$172,419
Net income	—	—	—	8,402	—	8,402
Foreign currency translation adjustment	—	—	408	—	—	408
Exercise of common stock options	—	514	—	—	—	514
Stock-based compensation	—	2,078	—	—	—	2,078
Purchase of treasury stock	—	—	—	—	(20)	(20)
Change in income tax benefit from stock-based compensation	—	191	—	—	—	191

Balance, December 31, 2012	56	414,482	(1,776)	(228,736)	(34)	183,992

Net loss	—	—	—	(17,814)	—	(17,814)
Foreign currency translation adjustment	—	—	964	—	—	964
Exercise of common stock options	—	332	—	—	—	332
Stock-based compensation	—	2,220	—	—	—	2,220
Purchase of treasury stock	—	—	—	—	(33)	(33)
Amortization of preferred stock
Series A issuance costs	—	(77)	—	—	—	(77)
Preferred stock Series A dividend	—	(1,375)	—	—	—	(1,375)
Change in income tax benefit from stock-based compensation	—	(156)	—	—	—	(156)

Balance, December 31, 2013	56	415,426	(812)	(246,550)	(67)	168,053

Net income	—	—	—	2,696	—	2,696
Foreign currency translation adjustment	—	—	(3,069)	—	—	(3,069)
Exercise of common stock options	1	888	—	—	—	889
Stock-based compensation	—	3,032	—	—	—	3,032
Purchase of treasury stock	—	—	—	—	(122)	(122)
Amortization of preferred stock Series A issuance costs	—	(184)	—	—	—	(184)
Preferred stock Series A dividend	—	(3,113)	—	—	—	(3,113)
Change in income tax benefit from stock-based compensation	—	(347)	—	—	—	(347)

Balance, December 31, 2014	$57	$415,702	$(3,881)	$(243,854)	$(189)	$167,835

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,696	$(17,814)	$8,402
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	15,395	12,202	7,993
Provision for bad debts and product returns	891	435	136
Provision for inventory write-downs	3,763	1,785	3,114
Amortization of deferred revenue	(5,420)	(6,451)	(4,656)
Deferred income tax provision (benefit)	502	(11,544)	797
Stock-based compensation	3,032	2,220	2,078
Other	958	227	706
Change in assets and liabilities:
Accounts receivable	(8,058)	(50)	(1,121)
Inventories	(11,244)	5,231	(2,880)
Accounts payable	4,087	5,276	3,527
Accrued expenses	1,375	(3,247)	1,002
Deferred revenue	—	6,000	3,000
Other operating assets and liabilities	(1,083)	1,276	(1,295)

Net cash provided by (used in) operating activities	6,894	(4,454)	20,803

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,577)	(15,011)	(11,089)
Patent and acquired intangible asset costs	(737)	(915)	(3,772)
Acquisition of Pioneer Surgical Technology	—	(126,307)	—
Acquisition of recovery agency assets	—	—	(3,000)
Other investing activities	—	—	49

Net cash used in investing activities	(16,314)	(142,233)	(17,812)

Cash flows from financing activities:
Proceeds from exercise of common stock options	889	332	514
Proceeds from long-term obligations	7,000	68,250	—
Net proceeds from short-term obligations	658	638	—
Payment of debt issuance costs	—	(699)	—
Proceeds from preferred stock issuance	—	50,000	—
Payment of preferred stock issuance costs	—	(1,290)	—
Payment of preferred stock dividend	—	(625)	—
Payments on long-term obligations	(682)	(142)	(471)
Other financing activities	5	(841)	474

Net cash provided by financing activities	7,870	115,623	517

Effect of exchange rate changes on cash and cash equivalents	(1,468)	89	10

Net (decrease) increase in cash and cash equivalents	(3,018)	(30,975)	3,518
Cash and cash equivalents, beginning of period	18,721	49,696	46,178

Cash and cash equivalents, end of period	$15,703	$18,721	$49,696

Supplemental cash flow disclosure:
Cash paid for interest	$1,624	$570	$22
Cash paid for income taxes, net of refunds	578	2,819	3,187
Change in accrual for purchases of property, plant and equipment	1,947	1,557	199
Change in accrual for acquired intangible asset costs	—	—	1,690
Change in accrued dividend payable	3,113	750	—
Contingent consideration for asset purchase	—	—	900

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

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

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries is the Euro. Assets and liabilities of the foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. The resulting translation adjustments, representing unrealized, noncash gains and losses are recorded and presented as a component of comprehensive (loss) income. Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income or loss as they occur and are included in other (expense) income in the consolidated statements of comprehensive (loss) income.

Fair Value of Financial Instruments—The estimated fair value of financial instruments disclosed in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The carrying value of the long-term debt obligations approximates fair value. The carrying value of capital lease obligations approximates their fair value, based on current market prices.

Cash and Cash Equivalents— The Company considers all funds in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents comprise overnight repurchase agreements. Cash balances are held at a few financial institutions and usually exceed insurable amounts. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 101% collateralized by U.S. Government backed securities with the Company’s bank. At December 31, 2013 and 2014, the Company had no cash equivalents as the full balance of cash and cash equivalents was held as cash.

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

Implant and Product Recalls—The Company accrues the estimated cost of recalls at the date the recall is initiated. The cost of recalls is primarily comprised of implant replacement costs. The Company incurred immaterial costs related to all of the recalls for the years ended December 31, 2014, 2013 and 2012.

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

Buildings	25 to 40 years
Building improvements and leasehold improvements	8 to 40 years
Processing equipment	7 to 10 years
Office equipment, furniture and fixtures	5 to 7 years
Computer hardware and software	3 to 7 years
Surgical instruments	3 years

Software Costs—Included in property, plant and equipment are costs related to purchased software that are capitalized.

Debt Issuance Costs—Debt issuance costs include costs incurred to obtain financing and are amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt. Debt issuance costs are included in prepaid and other current assets and other assets—net in the accompanying consolidated balance sheets.

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

Goodwill— FASB Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets (“FASB ASC 350”), requires companies to test goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company has one reporting unit and the annual impairment test is performed at each year-end unless indicators of impairment are present and require more frequent testing. The Company did not have any identifiable intangible assets with indefinite useful lives as of December 31, 2014 and 2013.

Goodwill is tested for impairment annually by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company adopted ASU No. 2011-08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment, which permits the consideration of qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. If the Company determines the fair value is more-likely- than-not greater than its carrying amount, no additional testing is considered necessary. However, if the Company determines the fair value is more-likely-than-not below the carrying value of the reporting unit, the Company performs the two step goodwill impairment test. If the two step goodwill impairment test is required, an income approach and a market approach are utilized. The conclusion from these two approaches are generally weighted equally and then adjusted to incorporate a control premium or acquisition premium that reflects the additional amount a buyer is willing to pay for elements of control and for a premium that reflects the buyer’s perception of its ability to add value through synergies.

In general, the income approach employs a discounted cash flow model that considers; 1) assumptions that marketplace participants would use in their estimates of fair value, including the cash flow period, terminal values based on a terminal growth rate and the discount rate; 2) current period actual results, and 3) projected results for future periods that have been prepared and approved by senior management of the Company. The forecasted cash flows do not include synergies that a marketplace participant would be expecting to achieve.

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

Other Intangible Assets —Other intangible assets generally consist of patents, acquired exclusivity rights, licensing rights, trademarks, customer lists, non-compete agreements, distribution agreements, and procurement contracts. Patents and trademarks are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful lives of between 8 and 16 years. The acquired exclusivity rights are being amortized over eight years, the remaining term of the amended distribution agreement. Licensing rights, customer lists, non-compete agreements, distribution agreements, and procurement contracts are amortized over estimated useful lives of between 5 to 25 years.

Other intangible assets are tested for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company had one asset group for the year ended December 31, 2013 and 2014. The recoverability test is described in the Company’s accounting policy for long-lived assets set forth above.

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

Other Revenues—Other revenues consists of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees.

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

	Year Ended December 31,
	2014	2013	2012
Basic shares	56,735,924	56,258,624	55,861,957
Effect of dilutive securities:
Stock options	—	—	206,838

Diluted shares	56,735,924	56,258,624	56,068,795

Options to purchase 5,735,784 shares of common stock at prices ranging from $2.69 to $9.57 per share which were outstanding as of December 31, 2014, were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss applicable to common shares is reported as they would be anti-dilutive.

Options to purchase 5,518,604 shares of common stock at prices ranging from $2.54 to $13.52 per share which were outstanding as of December 31, 2013, were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss applicable to common shares is reported as they would be anti-dilutive.

Options to purchase 5,083,834 shares of common stock at prices ranging from $2.54 to $14.95 per share which were outstanding as of December 31, 2012, were included in the computation of diluted EPS because dilutive shares are factored into the calculation of EPS when income applicable to common shares is reported.

For the years ended December 31, 2014 and 2013, 50,000 shares of convertible preferred stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net loss per common share in either year.

3. Recently Issued Accounting Standards.

Presentation of Financial Statements—Going Concern—In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

Revenue from Contracts with Customers—In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be annual reporting periods beginning after December 15, 2016 using one of two retrospective application methods. The Company has not yet determined the potential effects, if any, on its consolidated financial statements.

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

Total net assets acquired as of July 16, 2013, are all part of the Company’s only operating segment. Fair values are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach.

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

The amount of Pioneer’s revenues and net income since the July 16, 2013 acquisition date, included in the Company’s Consolidated Statement of Comprehensive (Loss) Income for the year ended December 31, 2013, are $35,994 and $894, respectively.

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

These amounts have been calculated to reflect the additional depreciation, amortization, preferred dividend, and interest expense that would have been incurred assuming the fair value of adjustments and borrowings occurred on January 1, 2012 and January 1, 2013, together with the consequential tax effects. In addition, these amounts exclude costs incurred which are directly attributable to the acquisition, and which do not have a continuing impact on the combined companies’ operating results.

The Company completed its analysis of the purchase price allocation in the third quarter of 2014.

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

TMI 1996 Stock Option Plan and TMI 2006 Incentive and Non-Statutory Stock Option Plan—In connection with the merger with TMI in 2008, the Company assumed the TMI 1996 Stock Option Plan and the TMI 2006 Incentive and Non-Statutory Stock Option Plan. The TMI 2006 Incentive and Non-Statutory Stock Option Plan allows for 1,830,000 shares of common stock which may be issued with respect to stock options granted to former TMI employees or employees of the Company hired subsequent to the TMI acquisition. New stock options may no longer be awarded under the TMI 1996 Stock Option Plan.

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

The following weighted-average assumptions were used to determine the fair value of options under FASB ASC 718:

	Year Ended December 31,
	2014	2013	2012
Expected term (years)	6.50	6.50	6.50
Risk free interest rate	2.29%	1.30%	1.38%
Volatility factor	46.53%	47.50%	64.83%
Dividend yield	—	—	—

Stock Options

Stock options outstanding, exercisable and available for grant at December 31, 2014, are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	5,518,604	$4.63
Granted	993,500	3.84
Exercised	(263,620)	3.37
Forfeited or expired	(512,700)	6.95

Outstanding at December 31, 2014	5,735,784	$4.34	5.81	$7,237

Vested or expected to vest at December 31, 2014	5,069,943	$4.42	5.48	$6,271

Exercisable at December 31, 2014	3,244,284	$4.86	4.11	$3,398

Available for grant at December 31, 2014	1,696,587

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeds, or exceeded the respective stock option exercise price.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation:
Costs of processing and distribution	$132	$132	$163
Marketing, general and administrative	2,840	2,028	1,785
Research and development	60	60	130

Total	$3,032	$2,220	$2,078

For the years ended December 31, 2014, 2013, and 2012, the Company recognized total income tax benefits from stock-based compensation of $1,198, $883, and $801, respectively.

As of December 31, 2014, there was $2,506 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.05 years.

Other information concerning stock options are as follows:

	Year Ended December 31,
	2014	2013	2012
Weighted average fair value of stock options granted	$1.87	$1.66	$2.43
Aggregate intrinsic value of stock options exercised	295	117	172

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference between the fair market value of the underlying common stock and the stock option exercise prices, of the stock options exercised during the period.

Restricted Stock Awards

During 2014, the Company granted 274,266 shares of restricted stock with a weighted-average grant date fair value of $3.92 per share. As of December 31, 2014, there was $674 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.13 years.

6. Inventories

Inventories by stage of completion are as follows:

	December 31,
	2014	2013
Unprocessed tissue and raw materials	$29,429	$31,468
Tissue and work in process	44,688	39,417
Implantable tissue and finished goods	37,150	33,102
Supplies	2,197	2,139

	$113,464	$106,126

For the years ended December 31, 2014, 2013, and 2012, the Company had inventory write-downs of $3,763, $1,785 and $3,114, respectively, relating primarily to inventory obsolescence.

7. Property, Plant and Equipment

Property, plant and equipment are as follows:

	December 31,
	2014	2013
Land	$2,474	$2,618
Buildings and improvements	49,483	50,106
Processing equipment	45,878	43,309
Surgical instruments	9,428	5,012
Office equipment, furniture and fixtures	3,863	3,994
Computer equipment and software	7,674	6,152
Construction in process	20,957	16,156
Equipment under capital leases:
Processing equipment	—	396
Computer equipment	—	744
Office equipment	152	152

	139,909	128,639
Less accumulated depreciation	(62,881)	(53,901)

	$77,028	$74,738

Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $11,010, $8,267, and $5,970, respectively.

8. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013, respectively, are as follows:

	Year Ended December 31,
	2014	2013
Balance at January 1	$54,887	$2,062
Goodwill acquired during the period	—	52,825

Balance at December 31	$54,887	$54,887

On July 16, 2013, the Company completed its acquisition of Pioneer paying a premium, which resulted in the recognition of goodwill. Goodwill of $52,825 was assigned to the Company’s one operating segment. The Company performed its annual goodwill impairment test as of December 31, 2014, and concluded that there was no impairment of goodwill.

9. Other Intangible Assets

Other intangible assets are as follows:

	December 31, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$11,420	$2,727	$10,637	$1,935
Acquired exclusivity rights	—	—	2,941	2,787
Acquired licensing rights	10,850	6,538	10,850	5,326
Marketing and procurement intangible assets	22,342	5,086	22,098	2,692

Total	$44,612	$14,351	$46,526	$12,740

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

Amortization expense for the years ended December 31, 2014, 2013, and 2012 was $4,385, $3,935, and $2,023, respectively. At December 31, 2014, management’s estimates of future amortization expense for the next five years are as follows:

Amortization
Expense
2015	$4,000
2016	3,400
2017	3,300
2018	3,300
2019	3,300

$17,300

10. Other Assets

Other assets are as follows:

	December 31,
	2014	2013
Indemnification asset	$11,394	$13,000
Other	876	1,332

	$12,270	$14,332

Under the acquisition agreement, Pioneer deposited $13,000 in an escrow account and indemnified the Company for up to $13,000 for various outstanding legal issues. At acquisition, the Company recorded a $13,000 indemnification asset and a corresponding $13,000 indemnification liability. At December 31, 2014, other assets include $11,394 of remaining long-term indemnification assets. Under the acquisition agreement, the Company has submitted claims against the escrow account during the initial escrow period which ended on October 16, 2014. Under certain provisions of the agreement, the claims period for certain claims may be extended to 30 months after the closing date. The resolution of submitted claims will occur after the claims period ends.

Interest expense associated with the amortization of its debt issuance costs for the years ended December 31, 2014, 2013 and 2012 was $142, $57 and $23, respectively. The remaining unamortized debt issuance costs are included in Other in the table above.

11. Accrued Expenses

Accrued expenses are as follows:

	December 31,
	2014	2013
Accrued compensation	$6,220	$3,817
Accrued severance charges	2,771	—
Accrued distributor commissions	3,159	2,059
Accrued donor recovery fees	3,249	5,771
Accrued taxes	1,249	200
Accrued restructuring charges	13	2,609
Contingent consideration	—	39
Other	8,028	7,983

	$24,689	$22,478

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

12. Short and Long-Term Obligations

Short and long-term obligations are as follows:

	December 31,
	2014	2013
Term loan	$59,375	$60,000
Credit facilities	16,435	8,911
Capital leases	82	139
Total	75,892	69,050
Less current portion	(6,479)	(1,344)

Long-term portion	$69,413	$67,706

On July 16, 2013, the Company obtained from TD Bank and Regions Bank, a 5-year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 175 basis points in excess of the one month LIBOR rate. At December 31, 2014, the interest rate for the term loan and revolving credit facility is 2.42%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTIDS. The $20,000 revolving credit facility replaced the Company’s previous $15,000 U.S. credit facility. As of December 31, 2014, there was $15,250 outstanding on the revolving credit facility. The term loan facility requires aggregate principal payments of $18,000 from January 1, 2015 through June 30, 2018 with a final balloon principal payment at the end of the loan agreement. The new credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, as well as payment of dividends, while requiring a minimum cash balance on hand of $10,000 and certain financial covenant ratios. On October 15, 2014, the Company entered into a second amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which amended the loan agreement to remove certain financial covenants. The Company was in compliance with all financial covenants related to its term loan as of December 31, 2014.

In addition to the credit facility with TD Bank and Regions Bank, the Company has three credit facilities with German banks as of December 31, 2014. Under the terms of the revolving credit facilities with three German banks through its German subsidiary, the Company may borrow up to 1,700 Euro, or approximately $2,066, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 2.59% to 8.50%. As of December 31, 2014, there was $1,185 outstanding on revolving credit facilities with German banks.

The total available credit on the Company’s four revolving credit facilities at December 31, 2014 was $5,631. The Company was in compliance with all financial covenants related to its revolving credit facilities as of December 31, 2014.

The Company has capital leases with interest rates ranging from 1.49% to 2.85% and maturity dates through 2017. The $82 representing future maturities of capital leases includes interest in the amount of $1 at December 31, 2014. The present value of minimum lease payments as of December 31, 2014 was $81.

As of December 31, 2014, contractual maturities of short and long-term obligations are as follows:

	Term Loan	Credit Facilities	Capital Leases	Total
2015	$5,250	$1,185	$44	$6,479
2016	4,500	—	32	4,532
2017	5,250	—	6	5,256
2018	44,375	15,250	—	59,625

	$59,375	$16,435	$82	$75,892

13. Other Long-Term Liabilities

Other long-term liabilities are as follows:

	December 31,
	2014	2013
Indemnification liability	$11,394	$13,000
Other	213	446

	$11,607	$13,446

As described in Note 10, the Company recorded a $13,000 indemnification liability on the date of the acquisition of Pioneer.

14. Income Taxes

The Company’s income tax (provision) benefit consists of the following components:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(1,062)	$127	$(1,189)
State	(150)	167	(806)
International	(86)	219	(407)

Total current	(1,298)	513	(2,402)

Deferred:
Federal	(1,118)	8,017	(1,299)
State	(76)	1,675	(181)
International	999	905	(160)

Total deferred	(195)	10,597	(1,640)

Total income tax (provision) benefit	$(1,493)	$11,110	$(4,042)

The components of the deferred tax assets and liabilities consisted of the following at:

	December 31, 2014		December 31, 2013
	Deferred Income Tax		Deferred Income Tax
	Asset	Liability	Asset	Liability
Current:
Allowance for bad debts	$415	$—	$400	$—
Inventory	11,513	—	10,340	—
Net operating losses	340	—	4,040	—
Tax credits	2,370	—	1,630	—
Deferred compensation	3,912	—	3,620	—
Deferred revenue	1,969	—	2,027	—
Accrued liabilities	2,517		2,643
Other	—	(208)	—	(318)

Total current	23,036	(208)	24,700	(318)

Noncurrent:
Fixed assets and intangibles	—	(6,485)	—	(7,615)
Investments	2,073	—	2,085	—
Net operating losses	3,293	—	2,593	—
Tax credits	2,596	—	3,768	—
Deferred revenue	5,318	—	5,066	—
Accrued liabilities	357	—	24	—
Valuation allowance	(959)	—	(469)	—

Total noncurrent	12,678	(6,485)	13,067	(7,615)

Total	$35,714	$(6,693)	$37,767	$(7,933)

The Company expects its deferred tax assets of $29,021, net of the valuation allowance at December 31, 2014 of $959, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $959 and $469 have been established at December 31, 2014 and December 31, 2013, respectively, against a portion of the deferred tax assets relating to certain net operating loss carryforwards. During 2014, the Company recorded a valuation allowance charge of $490 relating to certain foreign net operating losses.

The Company recorded a tax benefit from the exercise of stock options in the amount of $539, $315, and $1,107 for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the Company has U.S. federal net operating loss carryforwards of $2,169 that will expire in the years 2026 through 2027.

As of December 31, 2014, the Company has U.S. state net operating loss carryforwards of $19,682 that will expire in the years 2018 through 2034.

As of December 31, 2014, the Company has foreign net operating loss carryforwards of $7,302 that will carryfoward indefinitely.

As of December 31, 2014, the Company has research tax credit carryforwards of $6,015 that will expire in years 2026 through 2034. As of December 31, 2014, the Company has alternative minimum tax credit carryforwards of $827 that will carryfoward indefinitely.

On December 19, 2014, the Tax Increase Prevention Act of 2014 (“TIPA”) was signed into law. The TIPA retroactively extended the research tax credit to the beginning of 2014. Under ASC 740, Accounting for Income Taxes, the effects of the tax legislation are recognized upon enactment. Therefore, the Company recognized the tax benefit associated with the 2014 research tax credits in 2014.

U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to indefinitely reinvest earnings of its foreign subsidiaries. As of December 31, 2014 and 2013, the amount of undistributed earnings related to our foreign subsidiaries considered to be indefinitely reinvested was $7,238 and $7,365, respectively.

The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence. It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual results as the primary measure of cumulative losses in recent years.

When evaluating whether the Company has overcome the significant negative evidence that resulted from cumulative losses in recent years, the Company adjusted its historical loss for items that the Company determined were not indicative of its ability to generate taxable income in future years. The Company’s U.S. operations are in a cumulative income position after adjusting for the items that were not indicative of its ability to generate taxable income in future years. The Company considers this objectively verifiable evidence that its current U.S. operations existing on December 31, 2014, have consistently demonstrated the ability to operate at a profit. The Company believes that this evidence is sufficient to overcome the unadjusted cumulative U.S. losses in recent years. The Company has a history of utilizing 100 percent of its U.S. deferred taxes assets before they expire and the forecasts of taxable earnings project a complete realization of all U.S. deferred tax assets before they expire, including under stressed scenarios.

The Company’s foreign operations are in a cumulative loss position after adjusting for items not indicative of its ability to generate taxable income in future years. As of December 31, 2014, the Company’s foreign deferred tax assets primarily relate to net operating loss carryforwards. In general, the Company’s foreign net operating loss carryforwards can be carryforward indefinitely. Future taxable income exclusive of reversing temporary differences and carryfowards is one source of taxable income available that can be used to realize tax benefits. It is the Company’s intent, if foreign operations do not generate cumulative income in the near future, to employ a tax planning action that will allow the Company to generate foreign taxable earnings and utilize certain foreign net operating losses. As a result, the Company has not recorded an additional valuation allowance charge.

Upon considering all of the available positive and negative evidence, and the extent to which that evidence was objectively verifiable, the Company determined that the positive evidence outweighed the negative evidence and the deferred tax assets are more-likely-than-not realizable, as of and for the year ended December 31, 2014.

The Company will continue to regularly assess the realizability of our deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

As of December 31, 2014, the Company has $1,787 of unrecognized tax benefits. This entire balance of unrecognized tax benefits was recorded net against deferred tax assets in the accompanying consolidated balance sheet.

The Company’s unrecognized tax benefits are summarized as follows:

	Year Ended December 31,
	2014	2013	2012
Opening balance	$2,825	$1,797	$1,674
(Reductions) additions based on tax positions related to the current year	(136)	(174)	274
(Reductions) additions for tax positions of prior years	(49)	1,337	336
Reductions for tax positions of prior years	(853)	(135)	(487)

	$1,787	$2,825	$1,797

The unrecognized tax benefits if recognized, would favorably impact the Company’s effective tax rate.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. There were no interest and penalties recorded in 2014, 2013 and 2012 and no interest and penalties accrued at December 31, 2014 and 2013.

During 2014, the Internal Revenue Service (“IRS”) completed an examination of the Company’s 2010 U.S. federal tax return. In addition, during 2014, the German tax authorities completed an examination of the Company’s German subsidiary’s 2006 through 2009 German tax returns. No material adjustments were recorded as a result of the IRS or German examinations.

The effective tax rate differs from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2014	2013	2012
Statutory federal rate	35.00%	35.00%	35.00%
State income taxes—net of federal tax benefit	3.51%	4.14%	5.16%
Foreign rate differential	4.99%	(0.46%)	(2.23%)
Other permanent expenses	(1.25%)	(4.27%)	—
Research tax credits	(7.52%)	3.56%	(2.06%)
Domestic production activities deduction	(4.33%)	—	(2.29%)
Unrecognized tax benefits	—	0.86%	—
Valuation allowance	5.26%	—	—
Other reconciling items, net	(0.02%)	(0.42%)	(1.10%)

Effective tax rate	35.64%	38.41%	32.48%

For the years ended December 31, 2014, 2013 and 2012, the Company had no individually significant other reconciling items.

15. Preferred Stock

Preferred stock is as follows:

	December 31,
	2014	2013
Preferred shares issuance	$50,000	$50,000
Preferred shares issuance costs	(1,290)	(1,290)

Net proceeds	48,710	48,710
Amortization of preferred shares issuance costs	261	77
Accrued dividend payable	3,863	750

	$52,834	$49,537

On June 12, 2013, the Company and WSHP entered into an investment agreement. Pursuant to the terms of the investment agreement, the Company agreed to a $50,000 private placement of convertible preferred equity with WSHP. In connection with the closing of the transactions contemplated by the investment agreement, the Company and WSHP amended the investment agreement on July 15, 2013, and the Company filed a Certificate of Designation of Series A Convertible Preferred Stock creating the Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), and establishing the designations, preferences, and other rights of the Preferred Stock. The Preferred Stock accrues dividends at a rate of 6% per annum. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period will accumulate until paid in cash or converted to common stock. The payments of dividends may be restricted by various covenants under our new credit agreement with TD Bank and Regions Bank.

The Preferred Stock will be convertible at the election of the holders into shares of the Company’s common stock at an initial conversion price of $4.39 per share which would result in a conversion ratio of approximately 228 shares of common stock for each share of Preferred Stock. The Preferred Stock is convertible at the election of the Company five years after its issuance or at any time if the Company’s common stock closes at or above $7.98 per share for at least 20 consecutive trading days.

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

Common Stock—The Company has 150,000,000 shares of common stock authorized. The common stock’s voting, dividend, and liquidation rights presently are subject to or qualified by the rights of the holders of any outstanding shares of preferred stock. Holders of common stock are entitled to one vote for each share held at all stockholder meetings. Shares of common stock do not have redemption rights.

17. Restructuring Charges

The Company instituted a restructuring plan primarily related to termination of employees and a location closure as a result of the integration activities following the acquisition of Pioneer, which resulted in $2,881 of expenses for the year ended December 31, 2013. The total restructuring charges should be paid in full prior to February 28, 2015. Severance payments are made to terminated employees over periods ranging from one month to twelve months and will not have a material impact on cash flows of the Company in any quarterly period. The following table includes a rollforward of restructuring charges included in accrued expenses, see Note 11.

Accrued restructuring charges at January 1, 2014	$2,609
Cash payments	(2,596)

Accrued restructuring charges at December 31, 2014	$13

18. Severance Charges

The Company recorded severance charges related to the termination of former employees as a result of the Company flattening its organizational structure, which resulted in $4,798 of expenses for the year ended December 31, 2014. The total severance charges should be paid in full prior to December 31, 2015. Severance payments are made to terminated employees over periods ranging from one month to twelve months and will not have a material impact on cash flows of the Company in any quarterly period. The following table includes a rollforward of severance charges included in accrued expenses, see Note 11.

Accrued severance charges at January 1, 2014	$—
Employee severance charges accrued	4,798

Subtotal severance charges	4,798
Severance cash payments	(1,242)
Stock based compensation	(785)

Accrued severance charges at December 31, 2014	$2,771

19. Retirement Benefits

The Company has a qualified 401(k) plan available to all U.S. employees who meet certain eligibility requirements. The 401(k) plan allows each employee to contribute up to the annual maximum allowed under the

Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee’s earnings. For the years ended December 31, 2014, 2013 and 2012, the amounts expensed under the plan were $2,663, $1,964 and $1,501, respectively.

20. Concentrations of Risk

Distribution—The Company’s principal concentration of risk is related to its limited distribution channels. The Company’s revenues include the distribution efforts of fourteen independent companies with significant revenues coming from three of the distribution companies, Zimmer, Medtronic and Davol. The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	Year Ended December 31,
	2014	2013	2012
Percent of revenues derived from:
Distributor
Zimmer, Inc.	18%	17%	14%
Medtronic, Inc.	12%	16%	18%
Davol, Inc.	5%	9%	11%
International	9%	10%	12%

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

21. Commitments and Contingencies

Distribution Agreement with Medtronic—On October 12, 2013, the Company entered into a replacement distribution agreement with Medtronic, plc. (“Medtronic”), pursuant to which Medtronic will distribute certain allograft implants for use in spinal, general orthopedic and trauma surgery. Under the terms of this distribution agreement, Medtronic will be a non-exclusive distributor except for certain specified implants for which Medtronic will be the exclusive distributor. Medtronic will maintain its exclusivity with respect to these specified implants unless the cumulative fees received by us from Medtronic for these specified implants decline by a certain amount during any trailing 12-month period. The initial term of this distribution agreement will continue through December 31, 2017, unless earlier terminated in accordance with this distribution agreement. This initial term will automatically renew for successive five-year periods, unless either party provides written notice of its intent not to renew at least one year prior to the expiration of the initial term or the applicable renewal period. This distribution agreement superseded and replaced our prior distribution agreement with Medtronic which would have expired in accordance with its terms in June 2014.

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

Distribution Agreement with Zimmer Dental Inc.—On September 3, 2010, the Company and Zimmer Dental Inc. (“Zimmer Dental”), a subsidiary of Zimmer, entered into an exclusive distribution agreement, with an effective date of September 30, 2010. This distribution agreement has an initial term of ten years. Under the terms of this distribution agreement, the Company has agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer Dental has agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer Dental’s exclusive distribution rights, Zimmer Dental agreed to the following: 1) payment to the Company of $13,000 within ten days of the effective date (the “Upfront Payment”); 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year; and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer Dental’s ability to distribute the implants, Zimmer Dental may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in this distribution agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by the Company to the satisfaction of Zimmer Dental. The Upfront Payment, the Annual Exclusivity Fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the Upfront Payment and the Annual Exclusivity Fees are deferred as received and are being recognized as other revenues over the term of this distribution agreement based on the expected contractual escalating annual purchase minimums relative to the total contractual minimum purchase requirements in this distribution agreement. Additionally, the Company has considered the potential impact of this distribution agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to this distribution agreement.

Distribution Agreement with Davol—On July 13, 2009, the Company and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement; 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019; 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019; and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The non-refundable fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the $8,000 and $3,500 exclusivity payments have been deferred and are being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. The straight-line method approximates the expected pattern of implant distribution based on this distribution agreement’s contractual annual minimum purchase requirements. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013 and the breast reconstruction market effective January 1, 2015.

The Company’s aforementioned revenue recognition methods related to the Zimmer and Davol distribution agreements do not result in the deferral of revenue less than amounts that would be refundable in the event the agreements were to be terminated in future periods. Additionally, the Company evaluates the appropriateness of the aforementioned revenue recognition methods on an ongoing basis.

Leases—The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2019. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. Rent expense for the years ended December 31, 2014, 2013, and 2012 was $1,609, $1,529 and $1,302, respectively, and is included as a component of marketing, general and administrative expenses.

Future minimum lease commitments under non-cancelable operating leases as of December 31, 2014 are as follows:

Operating Leases
2015	$2,080
2016	1,311
2017	589
2018	127
2019	67

$4,174

22. Legal and Regulatory Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2014 will have a material adverse impact on its financial position or results of operations.

Biomedical Tissue Service, Ltd.—The Company was named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the tissue recovery practices of BTS, an unaffiliated recovery agency. The Company settled the BTS cases in 2012 and 2013 for payments of $2,350 and $3,000. Accordingly, the Company recorded a litigation settlement charge of $3,000 in the second quarter of 2013.

Lanx, Inc.—Lanx, a subsidiary of Biomet, Inc. filed suit in the second quarter of 2013 against Pioneer in the U.S. District Court, District of Colorado, alleging that one of the Company’s medical devices infringed certain of Lanx’s U.S. intellectual property rights, and sought monetary damages and threatened injunctive relief. In the second quarter of 2014, the parties resolved the claim with no material financial impact to the Company or its operations. As part of the resolution of the claim, a settlement payment of $325 was made to Lanx from the indemnification escrow account, see Note 10 Other Assets.

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

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims). There are presently 311Tissue Only Claims and 318 Tissue-Non-Coloplast Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, it is not possible to evaluate and estimate with reasonable certainty the impact that current or any future TSM litigation may have on the Company.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

In the quarter ended September 30, 2014, the Company received a letter from the FDA regarding the Company’s map3® cellular allogeneic bone graft. The letter addresses some technical aspects of the processing of the map3® allograft, as well as language included on the Company’s website. The Company has submitted an initial response to the FDA letter, and is preparing a comprehensive package of data to address the FDA’s comments and provide clarifying information regarding the technical components of the implant processing. The Company believes that in both developing and processing of map3®, the Company has properly considered the relevant regulatory requirements. Additionally, the Company has removed the relevant information from the website pending thorough review and revisions as needed. The Company is committed to resolving the concerns raised by the FDA. However, it is not possible to predict the specific outcome or timing of a resolution at this time.

In October 2012, the Company received a warning letter from the FDA related to environmental monitoring activities in certain areas of its processing facility in Alachua, Florida. The FDA re-inspected the processing facility in Alachua, Florida in September 2013, and determined that the Company had addressed the FDA’s concerns from the previous inspection. In October 2013, the Company received a final close out letter from the FDA to formally resolve their concerns. The warning letter did not restrict the Company’s ability to process or distribute implants, nor did it require the withdrawal of any implants from the marketplace.

23. Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment comprised of six lines of business. The Company’s lines of business are comprised primarily of six categories: spine, sports medicine, ortho fixation, BGS and general orthopedic, surgical specialties and dental. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues and their respective percentages of the Company’s total revenues for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	(In thousands)
Revenues:
Spine	$82,663	31.5%	$57,334	28.9%	$38,866	21.9%
Sports medicine	46,758	17.8%	42,594	21.5%	51,197	28.7%
Ortho fixation	37,133	14.1%	14,525	7.3%	—	—
BGS and general orthopedic	36,747	14.0%	27,864	14.1%	29,308	16.5%
Surgical specialties	26,999	10.3%	27,666	14.0%	30,897	17.3%
Dental	20,810	7.9%	19,779	10.0%	21,435	12.0%
Other revenues	11,700	4.5%	8,217	4.2%	6,410	3.6%

Total revenues	$262,810	100.0%	$197,979	100.0%	$178,113	100.0%

Domestic revenues	$238,936	90.9%	$177,207	89.5%	$156,803	88.0%
International revenues	23,874	9.1%	20,772	10.5%	21,310	12.0%

Total revenues	$262,810	100.0%	$197,979	100.0%	$178,113	100.0%

The following table presents property, plant and equipment—net by significant geographic location:

	December 31,
	2014	2013
Property, plant and equipment—net:
Domestic	$63,009	$58,458
International	14,019	16,280

Total	$77,028	$74,738

24. Quarterly Results of Operations (Unaudited)

The following table sets forth the results of operations for the periods indicated:

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Quarter Ended:
Revenues	$60,745	$66,029	$65,163	$70,873
Gross profit	26,198	35,054	34,693	37,852
Net (loss) income applicable to common shares	(3,060)	1,577	1,202	(136)
Net (loss) income per common share:
Basic	$(0.05)	$0.03	$0.02	$(0.00)
Diluted	(0.05)	0.03	0.02	(0.00)

The Company’s acquisition of Pioneer added diversification of our implant portfolio, expanded our direct distribution and marketing organizations and enhanced our international business. The Company continues to maintain its commitment to research and development and the introduction of new strategically targeted allograft, xenograft, metal and synthetic implants as well as focused clinical efforts to support their acceptance in the marketplace. In 2014, the Company’s net income was negatively impacted by a severance charge of $4,798 and a litigation settlement charge of $185.

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

RTI SURGICAL, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2014, 2013 and 2012

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions- Write-offs, Payments	Balance at End of Period
For the year ended December 31, 2014:
Allowance for doubtful accounts	$492	$709	$383	$818
Allowance for product returns	343	182	—	525
Allowance for obsolescence	5,399	3,763	4,050	5,112
Deferred tax asset valuation allowance	469	490	—	959
For the year ended December 31, 2013:
Allowance for doubtful accounts	346	180	34	492
Allowance for product returns	283	255	195	343
Allowance for obsolescence	7,735	1,785	4,121	5,399
Deferred tax asset valuation allowance	469	—	—	469
For the year ended December 31, 2012:
Allowance for doubtful accounts	323	54	31	346
Allowance for product returns	383	82	182	283
Allowance for obsolescence	8,171	3,114	3,550	7,735
Deferred tax asset valuation allowance	469	—	—	469

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2015	RTI SURGICAL, INC.

	By:	/s/ Brian K. Hutchison
Brian K. Hutchison
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian K. Hutchison Brian K. Hutchison	President and Chief Executive Officer (Principal Executive Officer) and Director	March 4, 2015

/s/ Robert P. Jordheim Robert P. Jordheim	Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)	March 4, 2015

/s/ Dean H. Bergy Dean H. Bergy	Chairman	March 4, 2015

/s/ Philip R. Chapman Philip R. Chapman	Director	March 4, 2015

/s/ Roy D. Crowninshield Roy D. Crowninshield	Director	March 4, 2015

/s/ Peter F. Gearen Peter F. Gearen	Director	March 4, 2015

/s/ Curt M. Selquist Curt M. Selquist	Director	March 4, 2015

/s/ Adrian J.R. Smith Adrian J.R. Smith	Director	March 4, 2015

/s/ Ned H. Villers Ned H. Villers	Director	March 4, 2015

/s/ Shirley A. Weis Shirley A. Weis	Director	March 4, 2015

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Date Filed
2.1	Agreement and Plan of Merger, dated as of June 11, 2013, by and among RTI Biologics, Inc., Rockets MI Corporation, Pioneer Surgical Technology, Inc. and Shareholder Representative Services LLC, solely in its capacity as the stockholders’ agent.	8-K	000-31271	6/13/2013

3.1	Amended and Restated Certificate of Incorporation of RTI Surgical, Inc.	8-K	000-31271	2/29/2008

3.2	Bylaws.	8-K	000-31271	8/4/2008

3.3	Certificate of Designation of Series A Convertible Preferred Stock of RTI Surgical, Inc., dated July 16, 2013.	8-K	000-31271	7/19/2013

3.4	Certificate of Ownership and Merger dated July 16, 2013.	8-K	000-31271	7/19/2013

4.3	Specimen Stock Certificate.	S-1	333-35756	8/02/2000

10.1‡	Omnibus Stock Option Plan.	S-1	333-35756	4/27/2000

10.2‡	Year 2000 Compensation Plan.	S-1	333-35756	4/27/2000

10.3‡	RTI Surgical, Inc. 2004 Equity Incentive Plan.	10-Q	000-31271	6/30/2004

10.4‡	Form of Nonqualified Stock Option Grant Agreement.	10-K(2004)	000-31271	3/16/2005

10.5‡	Form of Incentive Stock Option Grant Agreement.	10-K(2004)	000-31271	3/16/2005

10.6‡	RTI Surgical, Inc. 2010 Equity Incentive Plan.	DEF 14A	000-31271	3/19/2010

10.7†	Exclusive Distribution Agreement between RTI Surgical, Inc. and Zimmer Dental Inc., dated as of September 3, 2010 and effective as of September 30, 2010.	10-Q (Q3 2010)	000-31271	11/08/2010

10.8‡	RTI Surgical, Inc. Executive Nonqualified Excess Plan.	10-K(2011)	000-31271	2/15/2012

10.9‡	Form of Executive Transition Agreement.	8-K	000-31271	9/4/2012

10.10‡	Executive Transition Agreement with Brian K. Hutchison.	8-K	000-31271	9/4/2012

10.11	Second Amended and Restated Loan Agreement dated July 16, 2013 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	8-K	000-31271	7/19/2013

10.12	First Amendment to the Second Amended and Restated Loan Agreement dated December 30, 2013 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	8-K	000-31271	12/30/2013

10.13	Investment Agreement, dated as of June 12, 2013, by and between RTI Biologics, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	6/13/2013

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Date Filed
10.14	Amendment to Investment Agreement, dated as of July 15, 2013 by and among RTI Biologics, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	7/19/2013

10.15	Investor Rights Agreement dated as of July 16, 2013 by and between RTI Surgical, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	7/19/2013

10.16	Form of Water Street Director Indemnification Agreement.	8-K	000-31271	7/19/2013

10.17	Form of Director Indemnification Agreement.	8-K	000-31271	7/19/2013

10.18*†	2013 Distribution Agreement, effective as of October 12, 2013, between RTI Surgical, Inc. and Medtronic Sofamor Danek USA, Inc.	10-K(2013)	000-31271	3/10/2014

10.19*	Second Amendment to the Second Amended and Restated Loan Agreement dated October 15, 2014 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Brian K. Hutchison, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert P. Jordheim, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Brian K. Hutchison, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in RTI Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.

32.2*	Certification of Robert P. Jordheim, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in RTI Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Date Filed

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.
‡	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	Filed herewith.