Form 10-Q
period 2015-03-31
RTI SURGICAL, INC.
filed 2015-05-04
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Shares of common stock, $0.001 par value, outstanding on April 27, 2015: 57,360,092

RTI SURGICAL, INC.

FORM 10-Q For the Quarter Ended March 31, 2015

Part I Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$11,904	$15,703
Accounts receivable - less allowances of $961 at March 31, 2015 and $818 at December 31, 2014	39,666	38,833
Inventories - net	114,908	113,464
Prepaid and other current assets	6,343	6,668
Deferred tax assets - net	22,563	22,828

Total current assets	195,384	197,496

Property, plant and equipment - net	77,290	77,028
Deferred tax assets - net	5,540	6,193
Goodwill	54,887	54,887
Other intangible assets - net	29,129	30,261
Other assets - net	11,975	12,270

Total assets	$374,205	$378,135

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$27,016	$26,834
Accrued expenses	20,928	24,689
Current portion of deferred revenue	4,695	5,984
Current portion of short and long-term obligations	6,467	6,479

Total current liabilities	59,106	63,986

Long-term obligations - less current portion	68,275	69,413
Other long-term liabilities	11,538	11,607
Deferred revenue	13,003	12,460

Total liabilities	151,922	157,466

Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	53,688	52,834

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 57,271,449 and 56,917,414 shares issued and outstanding, respectively	57	57
Additional paid-in capital	416,438	415,702
Accumulated other comprehensive loss	(7,356)	(3,881)
Accumulated deficit	(240,112)	(243,854)
Less treasury stock, 228,253 and 180,898 shares, respectively, at cost	(432)	(189)

Total stockholders’ equity	168,595	167,835

Total liabilities and stockholders’ equity	$374,205	$378,135

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2015	2014
Revenues	$68,034	$60,745
Costs of processing and distribution	31,035	34,547

Gross profit	36,999	26,198

Expenses:
Marketing, general and administrative	27,255	25,854
Research and development	3,580	3,832

Total operating expenses	30,835	29,686

Operating income (loss)	6,164	(3,488)

Other (expense) income:
Interest expense	(318)	(336)
Interest income	2	3
Foreign exchange gain (loss)	22	(22)

Total other expense - net	(294)	(355)

Income (loss) before income tax (provision) benefit	5,870	(3,843)
Income tax (provision) benefit	(2,128)	1,533

Net income (loss)	3,742	(2,310)

Convertible preferred dividend	(808)	(750)

Net income (loss) applicable to common shares	2,934	(3,060)

Other comprehensive (loss) gain:
Unrealized foreign currency translation (loss) gain	(3,475)	49

Comprehensive loss	$(541)	$(3,011)

Net income (loss) per common share - basic	$0.05	$(0.05)

Net income (loss) per common share - diluted	$0.05	$(0.05)

Weighted average shares outstanding - basic	57,087,497	56,451,646

Weighted average shares outstanding - diluted	57,949,224	56,451,646

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2015

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2014	$57	$415,702	$(3,881)	$(243,854)	$(189)	$167,835

Net income	—	—	—	3,742	—	3,742
Foreign currency translation adjustment	—	—	(3,475)	—	—	(3,475)
Exercise of common stock options	—	714	—	—	—	714
Stock-based compensation	—	883	—	—	—	883
Purchase of treasury stock	—	—	—	—	(243)	(243)
Amortization of preferred stock Series A issuance costs	—	(46)	—	—	—	(46)
Preferred stock Series A dividend	—	(808)	—	—	—	(808)
Change in tax benefit from stock- based compensation	—	(7)	—	—	—	(7)

Balance, March 31, 2015	$57	$416,438	$(7,356)	$(240,112)	$(432)	$168,595

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$3,742	$(2,310)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,966	3,664
Provision for bad debts and product returns	615	53
Provision for inventory write-downs	1,196	1,314
Amortization of deferred revenue	(2,746)	(1,799)
Deferred income tax provision (benefit)	258	(1,039)
Stock-based compensation	573	490
Other	525	15
Change in assets and liabilities:
Accounts receivable	(1,924)	(299)
Inventories	(4,283)	1,081
Accounts payable	171	(650)
Accrued expenses	(3,864)	(2,970)
Deferred revenue	2,000	—
Other operating assets and liabilities	777	(857)

Net cash provided by (used in) operating activities	1,006	(3,307)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,265)	(4,936)
Patent and acquired intangible asset costs	(22)	(217)

Net cash used in investing activities	(4,287)	(5,153)

Cash flows from financing activities:
Proceeds from exercise of common stock options	714	292
Proceeds from long-term obligations	—	4,000
Net proceeds from short-term obligations	510	1,233
Payments on long-term obligations	(1,513)	(20)
Other financing activities	(160)	(122)

Net cash (used in) provided by financing activities	(449)	5,383

Effect of exchange rate changes on cash and cash equivalents	(69)	(179)

Net decrease in cash and cash equivalents	(3,799)	(3,256)
Cash and cash equivalents, beginning of period	15,703	18,721

Cash and cash equivalents, end of period	$11,904	$15,465

Supplemental cash flow disclosure:
Cash paid for interest	$389	$351
Cash paid (refunds) for income taxes, net	754	(79)
Change in accrual for purchases of property, plant and equipment	30	1,059
Stock-based compensation related to severance	310	—
Change in accrued dividend payable	808	750

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	Operations and Organization

The Company is a leader in the use of natural tissues, metals and synthetics to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. The Company processes donated human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue, and bovine and porcine animal tissue in producing allograft and xenograft implants utilizing proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes, and manufactures metal and synthetic implants, for distribution to hospitals and surgeons. The Company processes tissue at two facilities in Alachua, Florida and one facility in Neunkirchen, Germany, and manufactures metal and synthetic implants in Marquette, Michigan and Greenville, North Carolina. The Company distributes its implants and services in all 50 states and in over 45 countries worldwide.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, comprehensive income (loss) and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Simplifying the Presentation of Debt Issuance Costs — In April 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the accounting for debt issuance costs by requiring such costs to be presented as a direct deduction from the related debt liability rather than as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The ASU requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The ASU will impact the Company’s classification of deferred financing costs as the Company currently records these costs in other assets, see Note 9. The Company is evaluating the impact of this ASU on its unaudited condensed consolidated financial statements and has not yet determined if it will early adopt the ASU.

Presentation of Financial Statements-Going Concern — In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

Revenue from Contracts with Customers — In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be annual reporting periods beginning after December 15, 2016, using one of two retrospective application methods. The Company has not yet determined the potential effects, if any, on its unaudited condensed consolidated financial statements.

4.	Stock-Based Compensation

The Company has six stock-based compensation plans under which employees, consultants and outside directors have received stock options and restricted stock awards. The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s stock options generally have ten-year contractual terms and vest over a one to five year period from the date of grant. The Company’s policy is to grant restricted stock awards at a fair value equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s restricted stock awards generally vest over one to three year periods.

2015 Incentive Compensation Plan – On April 14, 2015, the Company’s stockholders approved and adopted the 2015 Incentive Compensation Plan, (the “2015 Plan”). The 2015 Plan provides for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company and consultants and advisors. The 2015 Plan allows for up to 4,656,587 shares of common stock to be issued with respect to awards granted.

1998 Stock Option Plan, 2004 Equity Incentive Plan, 2010 Equity Incentive Plan, TMI 1996 Stock Option Plan and TMI 2006 Incentive and Non-Statutory Stock Option Plan – The Company adopted equity incentive plans in 1998 (the “1998 Plan”), 2004 (the “2004 Plan”) and 2010 (the “2010 Plan”) and in connection with the merger with TMI in 2008, the Company assumed the TMI 1996 Stock Option Plan (the “1996 Plan”) and the TMI 2006 Incentive and Non-Statutory Stock Option Plan (the “2006 Plan”), which provided for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company and consultants and advisors. With the adoption of the 2015 Plan, new stock options and restricted stock may no longer be awarded under the 1998 Plan, 2004 Plan, 2010 Plan, 1996 Plan or the 2006 Plan.

Stock Options

As of March 31, 2015, there was $4,079 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.64 years.

Stock options outstanding, exercisable and available for grant at March 31, 2015 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	5,735,784	$4.34
Granted	915,000	5.23
Exercised	(235,500)	3.03
Forfeited or expired	(24,500)	3.96

Outstanding at March 31, 2015	6,390,784	$4.52	6.12	$5,569

Vested or expected to vest at March 31, 2015	6,062,442	$4.51	5.94	$5,408

Exercisable at March 31, 2015	3,720,984	$4.70	4.36	$3,477

Available for grant at March 31, 2015	686,587

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price.

Other information concerning stock options are as follows:

	For the Three Months Ended March 31,
	2015	2014
Weighted average fair value of stock options granted	$2.48	$1.84
Aggregate intrinsic value of stock options exercised	510	51

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference between the fair market value of the underlying common stock and the stock option exercise prices, of the stock options exercised during the period.

Restricted Stock Awards

During the first quarter of 2015, the Company granted 110,000 shares of restricted stock with a weighted-average grant date fair value of $5.23 per share which vest over a three year period. As of March 31, 2015, there was $881 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.43 years.

For the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation as follows:

	For the Three Months Ended March 31,
	2015	2014
Stock-based compensation:
Costs of processing and distribution	$33	$33
Marketing, general and administrative	525	442
Research and development	15	15

Total	$573	$490

5.	Net Income (Loss) Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income (loss) per common share is presented below:

	For the Three Months Ended March 31,
	2015	2014
Basic shares	57,087,497	56,451,646
Effect of dilutive securities:
Stock options	861,727	—

Diluted shares	57,949,224	56,451,646

For the three months ended March 31, 2015 and 2014, approximately 1,695,436 and 4,214,548, respectively, of issued stock options were not included in the computation of diluted net income or loss per common share because they were anti-dilutive since their exercise price exceeded the market price. For the three months ended March 31, 2014, options to purchase 282,606 of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into this calculation when a net loss is reported.

For the three months ended March 31, 2015 and 2014, 50,000 shares of convertible preferred stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net income (loss) per common share.

6.	Inventories

Inventories by stage of completion are as follows:

	March 31, 2015	December 31, 2014
Unprocessed tissue and raw materials	$29,285	$29,429
Tissue and work in process	43,042	44,688
Implantable tissue and finished goods	40,380	37,150
Supplies	2,201	2,197

	$114,908	$113,464

For the three months ended March 31, 2015 and 2014, the Company had inventory write-downs of $1,196 and $1,314, respectively, relating primarily to product obsolescence.

7.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	March 31, 2015	December 31, 2014
Land	$2,305	$2,474
Buildings and improvements	62,808	49,483
Processing equipment	46,288	45,878
Surgical instruments	10,492	9,428
Office equipment, furniture and fixtures	4,137	3,863
Computer equipment and software	7,428	7,674
Construction in process	8,559	20,957
Office equipment under capital leases	151	152

	142,168	139,909
Less accumulated depreciation	(64,878)	(62,881)

	$77,290	$77,028

Depreciation expense of property, plant and equipment was $2,944 and $2,536 for the three months ended March 31, 2015 and 2014, respectively.

8.	Other Intangible Assets

Other intangible assets are as follows:

	March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$11,328	$2,875	$11,420	$2,727
Acquired licensing rights	10,850	6,841	10,850	6,538
Marketing and procurement intangible assets	22,143	5,476	22,342	5,086

Total	$44,321	$15,192	$44,612	$14,351

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists and non-compete agreements.

Amortization expense of other intangible assets for the three months ended March 31, 2015 and 2014 was $1,022 and $1,128, respectively. At March 31, 2015, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense
2015	$3,000
2016	3,400
2017	3,300
2018	3,300
2019	3,300

$16,300

9.	Other Assets

Other assets are as follows:

	March 31, 2015	December 31, 2014
Indemnification asset	$11,342	$11,394
Other	633	876

	$11,975	$12,270

On July 16, 2013, the Company completed its acquisition of Pioneer. Under the terms of the merger agreement dated June 12, 2013, the Company acquired Pioneer for $126,307 in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity with Water Street Healthcare Partners (“Water Street”). Under the acquisition agreement, Pioneer deposited $13,000 in an escrow account and indemnified the Company for up to $13,000 for various outstanding legal issues. At acquisition, the Company recorded a $13,000 indemnification asset and a corresponding $13,000 indemnification liability. At March 31, 2015, other assets include $11,342 of remaining long-term indemnification assets. Under the acquisition agreement, the Company has submitted claims against the escrow account during the initial escrow period which ended on October 16, 2014. Under certain provisions of the agreement, the claims period for certain claims may be extended to 30 months after the closing date. The resolution of submitted claims will occur after the claims period ends.

Interest expense associated with the amortization of debt issuance costs for both the three months ended March 31, 2015 and 2014 was $35. The remaining unamortized debt issuance costs are included in Other in the table above.

10.	Accrued Expenses

Accrued expenses are as follows:

	March 31, 2015	December 31, 2014
Accrued compensation	$5,787	$6,220
Accrued severance charges	1,413	2,771
Accrued distributor commissions	2,256	3,159
Accrued donor recovery fees	2,860	3,249
Accrued taxes	1,737	1,249
Accrued restructuring charges	—	13
Other	6,875	8,028

	$20,928	$24,689

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

11.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	March 31, 2015	December 31, 2014
Term loan	$57,875	$59,375
Credit facilities	16,798	16,435
Capital leases	69	82

Total	74,742	75,892
Less current portion	(6,467)	(6,479)

Long-term portion	$68,275	$69,413

The Company obtained from TD Bank and Regions Bank, a 5-year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility, that matures on July 16, 2018, with a variable interest rate between 100 and 175 basis points in excess of the one month LIBOR rate. At March 31, 2015, the interest rate for the term loan and revolving credit facility is 1.68%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTIDS. As of March 31, 2015, there was $15,250 outstanding on the revolving credit facility. The term loan facility requires aggregate principal payments of $18,000 from January 1, 2015 through June 30, 2018, with a final balloon principal payment at the end of the loan agreement. The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, as well as payment of dividends, while requiring a minimum cash balance on hand of $10,000 and certain financial covenant ratios. On October 15, 2014, the Company entered into a second amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which amended the loan agreement to remove certain financial covenants. The Company was in compliance with all financial covenants related to its term loan as of March 31, 2015.

In addition to the credit facility with TD Bank and Regions Bank, the Company has through its German subsidiary, three credit facilities with three German banks as of March 31, 2015. Under the terms of the revolving credit facilities, the Company may borrow up to 1,700 Euro, or approximately $1,845, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 2.55% to 8.50%. As of March 31, 2015, there was $1,548 outstanding on revolving credit facilities with German banks.

The total available credit on the Company’s four revolving credit facilities at March 31, 2015 was $5,047. The Company was in compliance with all financial covenants related to its revolving credit facilities as of March 31, 2015.

The Company has capital leases with interest rates ranging from 1.49% to 2.85% and maturity dates through 2017. The $69 representing future maturities of capital leases includes interest in the amount of $1 at March 31, 2015. The present value of minimum lease payments as of March 31, 2015 was $68.

As of March 31, 2015, contractual maturities of long-term obligations are as follows:

	Term Loan	Credit Facilities	Capital Leases	Total
2015	$3,750	$1,548	$32	$5,330
2016	4,500	—	33	4,533
2017	5,250	—	4	5,254
2018	44,375	15,250	—	59,625

	$57,875	$16,798	$69	$74,742

12.	Other Long-Term Liabilities

Other long-term liabilities are as follows:

	March 31, 2015	December 31, 2014
Indemnification liability	$11,342	$11,394
Other	196	213

	$11,538	$11,607

As described in Note 9, the Company recorded a $13,000 indemnification liability on the date of the acquisition of Pioneer.

13.	Income Taxes

The Company expects its deferred tax assets of $28,103, net of the valuation allowance at March 31, 2015, of $906, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $906 and $959 have been established at March 31, 2015 and December 31, 2014, respectively, against a portion of the deferred tax assets relating to certain net operating loss carryforwards.

U.S. income taxes have not been provided for on the undistributed earnings of the Company’s foreign subsidiaries. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to indefinitely reinvest earnings of its foreign subsidiaries.

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

When evaluating whether the Company has overcome the significant negative evidence that resulted from cumulative losses in recent years, the Company adjusted its historical loss for items that the Company determined were not indicative of its ability to generate taxable income in future years. The Company’s U.S. operations are in a cumulative income position after adjusting for the items that were not indicative of its ability to generate taxable income in future years. The Company considers this objectively verifiable evidence that its current U.S. operations existing on March 31, 2015, have consistently demonstrated the ability to operate at a profit. The Company believes that this evidence is sufficient to overcome the unadjusted cumulative U.S. losses in recent years. The Company has a history of utilizing 100 percent of its U.S. deferred taxes assets before they expire and the forecasts of taxable earnings project a complete realization of all U.S. deferred tax assets before they expire, including under stressed scenarios.

The Company’s foreign operations are in a cumulative loss position after adjusting for items not indicative of its ability to generate taxable income in future years. As of March 31, 2015, the Company’s foreign deferred tax assets primarily relate to net operating loss carryforwards. In general, the Company’s foreign net operating loss carryforwards can be carried forward indefinitely. Future taxable income exclusive of reversing temporary differences and carryfowards is one source of taxable income available that can be used to realize tax benefits. It is the Company’s intent, if foreign operations do not generate cumulative income in the near future, to employ a tax planning action that will allow the Company to generate foreign taxable earnings and utilize certain foreign net operating losses. As a result, the Company has not recorded an additional valuation allowance charge.

Upon considering all of the available positive and negative evidence, and the extent to which that evidence was objectively verifiable, the Company determined that the positive evidence outweighed the negative evidence and the deferred tax assets are more-likely-than-not realizable, as of March 31, 2015.

The Company will continue to regularly assess the realizability of our deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

One of the Company’s foreign subsidiaries is undergoing an examination by the German tax authorities. The foreign examination covers the foreign subsidiary’s 2010 through 2012 tax years.

14.	Preferred Stock

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

Preferred stock is as follows:

	March 31, 2015	December 31, 2014
Preferred shares issuance	$50,000	$50,000
Preferred shares issuance costs	(1,290)	(1,290)

Net proceeds	48,710	48,710
Amortization of preferred shares issuance costs	307	261
Accrued dividend payable	4,671	3,863

	$53,688	$52,834

15.	Restructuring Charges

The Company instituted a restructuring plan primarily related to termination of employees and a location closure as a result of the integration activities following the acquisition of Pioneer, which resulted in $2,881 of expenses for the year ended December 31, 2013. The total restructuring charges were paid in full as of February 28, 2015. The following table includes a rollforward of restructuring charges included in accrued expenses, see Note 10.

Accrued restructuring charges at January 1, 2015	$13
Cash payments	(13)

Accrued restructuring charges at March 31, 2015	$—

16.	Severance Charges

The Company recorded severance charges related to the termination of former employees as a result of the Company flattening its organizational structure, which resulted in $4,798 of expenses for the year ended December 31, 2014. The total severance charges are expected to be paid in full prior to December 31, 2015. Severance payments are made to terminated employees over periods ranging from one month to twelve months and will not have a material impact on cash flows of the Company in any quarterly period. The following table includes a rollforward of severance charges included in accrued expenses, see Note 10.

Accrued severance charges at January 1, 2015	$2,771
Severance cash payments	(1,048)
Stock based compensation	(310)

Accrued severance charges at March 31, 2015	$1,413

17.	Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2015 will have a material adverse impact on its financial position or results of operations.

Coloplast—The Company is presently named as co-defendant along with other companies in a small percentage of the transvaginal surgical mesh (“TSM”) mass tort claims being brought in various state and federal courts. The TSM litigation has as its catalyst various Public Health Notifications issued by the U.S. Food and Drug Administration (“FDA”) with respect to the placement of certain TSM implants that were the subject of 510k regulatory clearance prior to their distribution. The Company does not process or otherwise manufacture for distribution in the U.S. any implants that were the subject of these FDA Public Health Notifications. The Company denies any allegations against it and intends to vigorously defend itself.

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”). There are presently 333 Tissue Only Claims and 354 Tissue-Non-Coloplast Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, it is not possible to evaluate and estimate with reasonable certainty the impact that current or any future TSM litigation may have on the Company.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

18.	Regulatory Actions

In the quarter ended September 30, 2014, the Company received a letter from the FDA regarding the Company’s map3® cellular allogeneic bone graft. The letter addresses some technical aspects of the processing of the map3® allograft, as well as language included on the Company’s website. The Company has submitted information and remains in discussion with the FDA. The Company believes that in both developing and processing of map3®, the Company has properly considered the relevant regulatory requirements. Additionally, the Company has removed the relevant information from the website pending thorough review and revisions as needed. The Company is committed to resolving the concerns raised by the FDA. However, it is not possible to predict the specific outcome or timing of a resolution at this time.

19.	Commitments and Contingencies

Distribution Agreement with Davol - On July 13, 2009, the Company and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement; 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019; 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019; and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The non-refundable fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the $8,000 and $3,500 exclusivity payments have been deferred and are being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. The straight-line method approximated the pattern of implant distribution based on this distribution agreement’s contractual annual minimum purchase requirements. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013 and the breast reconstruction market effective January 1, 2015. As a result, the Company recognized additional deferred revenue as other revenues during the three months ended March 31, 2013 and 2015, of $1,715 and $1,500, respectively, due to the acceleration of deferred revenue recognition relating to Davol relinquishing its exclusive distribution rights in the hernia and the breast reconstruction markets.

20.	Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment comprised of six lines of business. The Company’s lines of business are comprised primarily of six categories: spine; sports medicine; bone graft substitutes (“BGS”) and general orthopedic; ortho fixation; surgical specialties and dental. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues for the three months ended March 31, 2015 and 2014, respectively:

	For the Three Months Ended March 31,
	2015	2014
	(In Thousands)
Revenues:
Spine	$19,379	$19,063
Sports medicine	12,107	11,360
BGS and general orthopedic	10,929	8,147
Ortho fixation	10,637	7,495
Surgical specialties	6,010	7,278
Dental	4,755	4,646
Other revenues	4,217	2,756

Total revenues	$68,034	$60,745

Domestic revenues	62,688	54,815
International revenues	5,346	5,930

Total revenues	$68,034	$60,745

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	For the Three Months Ended March 31,
	2015	2014
Percent of revenues derived from:
Distributor
Zimmer, Inc.	20%	17%
Medtronic, Inc.	9%	14%
Davol, Inc.	4%	7%
International	8%	10%

The following table presents property, plant and equipment - net by significant geographic location:

	March 31, 2015	December 31, 2014
Property, plant and equipment - net:
Domestic	$64,590	$63,009
International	12,700	14,019

Total	$77,290	$77,028

21.	Subsequent Events

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

Cautionary Statement Relating to Forward Looking Statements

Information contained in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “requires,” “hopes,” “assumes” or comparable terminology, or by discussions of strategy. There can be no assurance that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014 constitute cautionary statements which identify factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Management Overview

RTI Surgical, Inc. together with its subsidiaries, designs, develops, manufactures and distributes surgical implants for use in a variety of surgical procedures. We are a leader in providing tissue implants as well as metal and synthetic implants for the benefit of surgeons and patients worldwide. We process donated human musculoskeletal and other tissues including bone, cartilage, tendons, ligaments, fascia lata, pericardium, sclera, cornea and dermal tissues, as well as bovine and porcine animal tissues to produce allograft and xenograft implants. We process the majority of our tissue implants using our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. In addition, we manufacture, market and distribute metal and synthetic implants for treatment of spinal and other orthopedic disorders. Our implants are used in the fields of spine, sports medicine, ortho fixation, bone graft substitutes and general orthopedic, surgical specialties and dental. We distribute our implants to hospitals and surgeons in the United States and internationally through a direct distribution organization, as well as through a network of independent distributors. We were founded in 1997 and are headquartered in Alachua, Florida.

Domestic distributions and services accounted for 92% of total revenues in the first three months of 2015. Most of our implants are distributed directly to doctors, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 8% of total revenues in the first three months of 2015. Our implants are distributed in over 45 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

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

Results of Operations

Consolidated Financial Results

The following table reflects revenues for the three months ended March 31, 2015 and 2014, respectively.

	For the Three Months Ended March 31,
	2015	2014
	(In Thousands)
Revenues:
Spine	$19,379	$19,063
Sports medicine	12,107	11,360
BGS and general orthopedic	10,929	8,147
Ortho fixation	10,637	7,495
Surgical specialties	6,010	7,278
Dental	4,755	4,646
Other revenues	4,217	2,756

Total revenues	$68,034	$60,745

Domestic revenues	62,688	54,815
International revenues	5,346	5,930

Total revenues	$68,034	$60,745

Three Months Ended March 31, 2015 Compared With Three Months Ended March 31, 2014

Revenues. Our total revenues increased by $7.3 million, or 12.0%, to $68.0 million for the three months ended March 31, 2015 compared to $60.7 million for the three months ended March 31, 2014. Our quarter over quarter revenue comparisons are impacted due to a significant amount of our revenue being derived from large commercial stocking distributors, whose timing of orders can vary from quarter to quarter. These ordering patterns can result in significant unit volume variations quarter over quarter, which can result in significant variation in period over period comparisons.

Spine - Revenues from spinal implants increased $316,000, or 1.7%, to $19.4 million for the three months ended March 31, 2015 compared to $19.1 million for the three months ended March 31, 2014. Spine revenues increased primarily as a result of higher unit volumes of 13.3%, partially offset by lower average revenue per unit of 9.9%. The lower average revenue per unit was primarily due to changes in distribution mix.

Sports Medicine - Revenues from sports medicine allografts increased $747,000, or 6.6%, to $12.1 million for the three months ended March 31, 2015 compared to $11.4 million for the three months ended March 31, 2014. Sports medicine revenues increased primarily as a result of higher unit volumes of 9.2%, partially offset by lower average revenue per unit of 2.4%. The lower average revenue per unit was primarily due to changes in distribution mix.

BGS and General Orthopedic - Revenues from BGS and general orthopedic allografts increased $2.8 million, or 34.1%, to $10.9 million for the three months ended March 31, 2015 compared to $8.1 million for the three months ended March 31, 2014. BGS and general orthopedic revenues increased primarily as a result of higher unit volumes of 5.1% and higher average revenue per unit of 26.9%. This increase in average revenue per unit was primarily due to significant changes in distribution mix toward units with higher revenue per unit and new product launches, generally with higher revenue per unit.

Ortho Fixation - Revenues from ortho fixation increased $3.1 million, or 41.9%, to $10.6 million for the three months ended March 31, 2015 compared to $7.5 million for the three months ended March 31, 2014. Ortho fixation revenues increased primarily as a result of higher unit volumes of 55.1%, partially offset by lower average revenue per unit of 8.6%. The higher unit volumes were primarily due to the timing of orders from our commercial stocking distributors.

Surgical Specialties - Revenues from surgical specialty allografts decreased $1.3 million, or 17.4%, to $6.0 million for the three months ended March 31, 2015 compared to $7.3 million for the three months ended March 31, 2014. Surgical Specialties revenues decreased primarily as a result of lower unit volumes of 2.2% and lower average revenue per unit of 15.5%. The lower average revenue per unit was primarily due to changes in distribution mix.

Dental - Revenues from dental allografts increased $109,000, or 2.3%, to $4.8 million for the three months ended March 31, 2015 compared to $4.6 million for the three months ended March 31, 2014. Dental revenues increased primarily as a result of higher average revenue per unit of 2.3%, primarily due to changes in distribution mix.

Other Revenues - Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees increased $1.5 million, or 53.0%, to $4.2 million for the three months ended March 31, 2015 compared to $2.8 million for the three months ended March 31, 2014. The increase was primarily due to the acceleration of deferred revenue recognition of $1.5 million relating to Davol relinquishing its exclusive distribution rights in the breast market.

International revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues decreased $584,000, or 9.8%, to $5.3 million for the three months ended March 31, 2015 compared to $5.9 million for the three months ended March 31, 2014. On a constant currency basis, international revenues increased $83,000, or 1.4%.

Costs of Processing and Distribution. Costs of processing and distribution decreased $3.5 million, or 10.2%, to $31.0 million for the three months ended March 31, 2015 compared to $34.5 million for the three months ended March 31, 2014. Costs of processing and distribution decreased as a percentage of revenues from 56.9% for the three months ended March 31, 2014 to 45.6% for the three months ended March 31, 2015. The decrease was primarily due to purchase accounting step up adjustments to inventory of $5.7 million that were charged to costs of processing and distribution as inventory was sold during the three months ended March 31, 2014, with no comparable costs in the current period. Excluding the purchase accounting step up for the three months ended March 31, 2014, costs of processing and distribution as a percentage of revenues was 47.5%. The decrease from 47.5% for the three months ended March 31, 2014 to 45.6% for the three months ended March 31, 2015 was primarily due to improvement in product distribution mix.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $1.4 million, or 5.4%, to $27.3 million for the three months ended March 31, 2015 from $25.9 million for the three months ended March 31, 2014. The increase in expenses was primarily due to increases in variable compensation and distributor commission expense of $1.7 million. Marketing, general and administrative expenses decreased as a percentage of revenues from 42.6% for the three months ended March 31, 2014 to 40.1% for the three months ended March 31, 2015.

Research and Development Expenses. Research and development expenses decreased $252,000, or 6.6%, to $3.6 million for the three months ended March 31, 2015 from $3.8 million for the three months ended March 31, 2014. The decrease was primarily due to lower research study related expenses of $258,000. As a percentage of revenues, research and development expenses decreased from 6.3% for the three months ended March 31, 2014 to 5.3% for the three months ended March 31, 2015.

Net Other Expense. Net other expense of $294,000 for the three months ended March 31, 2015 was comparable to the prior year.

Income Tax (Provision)Benefit. Income tax provision for the three months ended March 31, 2015 was $2.1 million compared to income tax benefit of $1.5 million for the three months ended March 31, 2014. Our effective tax rate for the three months ended March 31, 2015 was a provision of 36.3% compared to income tax benefit of 39.9% for the three months ended March 31, 2014. For the three months ended March 31, 2015, our comparative income tax rate was positively impacted due to increased profitability in lower tax rate jurisdictions.

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

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures that exclude certain amounts, including non-GAAP net income applicable to common shares, adjusted. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliation below:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income (loss) applicable to common shares, as reported	$2,934	$(3,060)
Inventory purchase price adjustment	—	5,708
Tax effect on inventory purchase price adjustment	—	(2,241)

Net income applicable to common shares, adjusted	$2,934	$407

The following is an explanation of the adjustment that management excluded as part of the non-GAAP measures for the three months ended March 31, 2014 as well as the reason for excluding the individual item:

2014 Inventory purchase price adjustment – This adjustment represents the purchase price effects of the acquired Pioneer inventory that was sold during the three months ended March 31, 2014, and which has been included in costs of processing and distribution. Management removes the amount of these costs from our operating results to assist in assessing our operating performance in the prior year period and to supplement a comparison to our current operating performance.

Liquidity and Capital Resources

Our working capital at March 31, 2015 increased $2.8 million to $136.3 million from $133.5 million at December 31, 2014. The increase in working capital was primarily due to a decrease in accrued expenses and current portion of deferred revenue during the three month period primarily due to payment of variable compensation and the acceleration of deferred revenue recognition, partially offset by increases in inventory and accounts receivable.

At March 31, 2015 and December 31, 2014, we had 54 days of revenues outstanding in trade accounts receivable.

At March 31, 2015, we had 333 days of inventory on hand, an increase of 4 days compared to December 31, 2014. The increase in inventory days is primarily due to planned increases in inventories to support new product launches and future growth. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $11.9 million of cash and cash equivalents at March 31, 2015. At March 31, 2015, our foreign subsidiaries held $541,000 in cash which is not available for use in the U.S. without incurring U.S taxes. U.S. income taxes have not been provided on the undistributed earnings of our foreign subsidiaries. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short- and long term obligations at March 31, 2015 decreased $1.2 million to $74.7 million from $75.9 million at December 31, 2014. The decrease in short and long term obligations was primarily due to principal payments on long term obligations. At March 31, 2015, we have $5.0 million of borrowing capacity available under our revolving credit facilities.

As of March 31, 2015, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

Certain Commitments.

The Company’s short-term and long-term debt obligations and availability of credit as of March 31, 2015 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Term loan	$57,875	$—
Credit facilities	16,798	5,047
Capital leases	69	—

Total	$74,742	$5,047

The following table provides a summary of our debt obligations, operating lease obligations and other significant obligations as of March 31, 2015.

	Contractual Obligations Due by Period
	Total	2015	2016	2017	2018	2019
	(In thousands)
Short and long-term obligations	$74,742	$5,330	$4,533	$5,254	$59,625	$—
Operating leases	3,578	1,611	1,254	540	118	55
Other significant obligations (1)	8,444	8,444	—	—	—	—

Total	$86,764	$15,385	$5,787	$5,794	$59,743	$55

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

The Company was in compliance with all covenants related to its revolving credit facilities as of March 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facilities expose us to market risk related to changes in interest rates. As of March 31, 2015, our outstanding floating rate indebtedness totaled $74.7 million. The primary base interest rate is LIBOR. Other outstanding debt consists of fixed rate instruments, including capital leases. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2015. However, we can give no assurance that interest rates will not significantly change in the future.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2015. However, we can give no assurance that exchange rates will not significantly change in the future.

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

There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 4, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of our common stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	19,145	$5.20	—	—
February 1, 2015 to February 28, 2015	28,210	$5.07	—	—
March 1, 2015 to March 31, 2015	—	—	—	—

Total	47,355	$5.12	—	—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 6.	Exhibits

31.1	Certification of the President and Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by President and Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 4, 2015

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