Form 10-Q
period 2015-06-30
RTI SURGICAL, INC.
filed 2015-07-31
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Shares of common stock, $0.001 par value, outstanding on July 28, 2015: 57,618,698

RTI SURGICAL, INC.

FORM 10-Q For the Quarter Ended June 30, 2015

Part I Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$12,699	$15,703
Accounts receivable - less allowances of $920 at June 30, 2015 and $818 at December 31, 2014	40,212	38,833
Inventories - net	117,199	113,464
Prepaid and other current assets	5,393	6,668
Deferred tax assets - net	22,246	22,828

Total current assets	197,749	197,496

Property, plant and equipment - net	79,563	77,028
Deferred tax assets - net	5,233	6,193
Goodwill	54,887	54,887
Other intangible assets - net	28,158	30,261
Other assets - net	11,837	12,270

Total assets	$377,427	$378,135

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$28,723	$26,834
Accrued expenses	19,077	24,689
Current portion of deferred revenue	4,752	5,984
Current portion of short and long-term obligations	5,962	6,479

Total current liabilities	58,514	63,986

Long-term obligations - less current portion	67,146	69,413
Other long-term liabilities	11,424	11,607
Deferred revenue	11,787	12,460

Total liabilities	148,871	157,466

Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	54,554	52,834

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 57,618,698 and 56,917,414 shares issued and outstanding, respectively	58	57
Additional paid-in capital	417,430	415,702
Accumulated other comprehensive loss	(6,433)	(3,881)
Accumulated deficit	(236,607)	(243,854)
Less treasury stock, 230,352 and 180,898 shares, respectively, at cost	(446)	(189)

Total stockholders’ equity	174,002	167,835

Total liabilities and stockholders’ equity	$377,427	$378,135

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$71,609	$66,029	$139,643	$126,774
Costs of processing and distribution	34,406	30,975	65,441	65,522

Gross profit	37,203	35,054	74,202	61,252

Expenses:
Marketing, general and administrative	27,369	27,302	54,624	53,156
Research and development	4,119	3,342	7,699	7,174

Total operating expenses	31,488	30,644	62,323	60,330

Operating income	5,715	4,410	11,879	922

Other (expense) income:
Interest expense	(327)	(440)	(645)	(776)
Interest income	1	3	3	6
Foreign exchange gain (loss)	39	(48)	61	(70)

Total other expense - net	(287)	(485)	(581)	(840)

Income before income tax provision	5,428	3,925	11,298	82
Income tax provision	(1,923)	(1,564)	(4,051)	(31)

Net income	3,505	2,361	7,247	51

Convertible preferred dividend	(820)	(784)	(1,628)	(1,534)

Net income (loss) applicable to common shares	2,685	1,577	5,619	(1,483)

Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	923	(137)	(2,552)	(88)

Comprehensive income (loss)	$3,608	$1,440	$3,067	$(1,571)

Net income (loss) per common share - basic	$0.05	$0.03	$0.10	$(0.03)

Net income (loss) per common share - diluted	$0.05	$0.03	$0.10	$(0.03)

Weighted average shares outstanding - basic	57,523,447	56,714,512	57,301,204	56,584,579

Weighted average shares outstanding - diluted	58,755,954	57,077,552	58,342,045	56,584,579

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2015

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2014	$57	$415,702	$(3,881)	$(243,854)	$(189)	$167,835

Net income	—	—	—	7,247	—	7,247
Foreign currency translation adjustment	—	—	(2,552)	—	—	(2,552)
Exercise of common stock options	1	1,906	—	—	—	1,907
Stock-based compensation	—	1,563	—	—	—	1,563
Purchase of treasury stock	—	—	—	—	(257)	(257)
Amortization of preferred stock
Series A issuance costs	—	(92)	—	—	—	(92)
Preferred stock Series A dividend	—	(1,628)	—	—	—	(1,628)
Change in tax benefit from stock- based compensation	—	(21)	—	—	—	(21)

Balance, June 30, 2015	$58	$417,430	$(6,433)	$(236,607)	$(446)	$174,002

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Net income	$3,505	$2,361	$7,247	$51
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,380	3,863	8,346	7,527
Provision for bad debts and product returns	213	258	828	311
Provision for inventory write-downs	1,859	597	3,055	1,911
Amortization of deferred revenue	(1,159)	(1,207)	(3,905)	(3,006)
Deferred income tax provision	421	1,416	679	377
Stock-based compensation	680	533	1,253	1,023
Other	354	72	879	87
Change in assets and liabilities:
Accounts receivable	(683)	(2,330)	(2,607)	(2,629)
Inventories	(3,724)	(4,225)	(8,007)	(3,144)
Accounts payable	(933)	4,580	(762)	3,930
Accrued expenses	(132)	(3,138)	(3,996)	(6,108)
Deferred revenue	—	—	2,000	—
Other operating assets and liabilities	930	(158)	1,707	(1,015)

Net cash provided by (used in) operating activities	5,711	2,622	6,717	(685)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,312)	(3,536)	(8,577)	(8,472)
Patent and acquired intangible asset costs	(94)	(59)	(116)	(276)

Net cash used in investing activities	(4,406)	(3,595)	(8,693)	(8,748)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,193	241	1,907	533
Proceeds from long-term obligations	—	1,000	—	5,000
Net (payments) proceeds from short-term obligations	(162)	75	348	1,308
Payments on long-term obligations	(1,513)	(12)	(3,026)	(32)
Other financing activities	(51)	6	(211)	(116)

Net cash (used in) provided by financing activities	(533)	1,310	(982)	6,693

Effect of exchange rate changes on cash and cash equivalents	23	—	(46)	(179)

Net increase (decrease) in cash and cash equivalents	795	337	(3,004)	(2,919)
Cash and cash equivalents, beginning of period	11,904	15,465	15,703	18,721

Cash and cash equivalents, end of period	$12,699	$15,802	$12,699	$15,802

Supplemental cash flow disclosure:
Cash paid for interest	$80	$448	$469	$800
Cash paid for income taxes, net	767	262	1,521	183
Change in accrual for purchases of property, plant and equipment	1,165	56	1,760	1,003
Stock-based compensation related to severance	—	—	310	—
Change in accrued dividend payable	820	784	1,628	1,534

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

Revenue from Contracts with Customers — In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. As updated in May 2015, the effective date will be annual reporting periods beginning after December 15, 2017, using one of two retrospective application methods. The Company has not yet determined the potential effects, if any, on its unaudited condensed consolidated financial statements.

4.	Stock-Based Compensation

The Company has six stock-based compensation plans. The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s stock options generally have ten-year contractual terms and vest over a one to five year period from the date of grant. The Company’s policy is to grant restricted stock awards at a fair value equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s restricted stock awards generally vest over one to three year periods.

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

Stock Options

As of June 30, 2015, there was $3,758 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.59 years.

Stock options outstanding, exercisable and available for grant at June 30, 2015 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	5,735,784	$4.34
Granted	915,000	5.23
Exercised	(679,240)	4.56
Forfeited or expired	(61,500)	4.13

Outstanding at June 30, 2015	5,910,044	$4.45	6.12	$12,832

Vested or expected to vest at June 30, 2015	5,563,120	$4.45	5.96	$12,149

Exercisable at June 30, 2015	3,635,144	$4.53	4.62	$7,999

Available for grant at June 30, 2015	4,570,944

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price.

Other information concerning stock options are as follows:

	For the Six Months Ended June 30,
	2015	2014
Weighted average fair value of stock options granted	$2.48	$1.85
Aggregate intrinsic value of stock options exercised	973	142

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference between the fair market value of the underlying common stock and the stock option exercise prices, of the stock options exercised during the period.

Restricted Stock Awards

During the first quarter of 2015, the Company granted 110,000 shares of restricted stock with a weighted-average grant date fair value of $5.23 per share which vest over a three year period. During the second quarter of 2015, the Company granted 85,643 shares of restricted stock with a weighted-average grant date fair value of $5.78 per share which vest over a one year period. As of June 30, 2015, there was $1,112 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.65 years.

For the three and six months ended June 30, 2015 and 2014, the Company recognized stock-based compensation as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation:
Costs of processing and distribution	$33	$33	$66	$66
Marketing, general and administrative	632	485	1,157	927
Research and development	15	15	30	30

Total	$680	$533	$1,253	$1,023

5.	Net Income (Loss) Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income (loss) per common share is presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic shares	57,523,447	56,714,512	57,301,204	56,584,579
Effect of dilutive securities:
Stock options	1,232,507	363,040	1,040,841	—

Diluted shares	58,755,954	57,077,552	58,342,045	56,584,579

For the three months ended June 30, 2015 and 2014, approximately 1,769,477 and 4,418,272, respectively, and for the six months ended June 30, 2015 and 2014, approximately 1,791,572 and 4,297,143, respectively, of issued stock options were not included in the computation of diluted net income or loss per common share because they were anti-dilutive since their exercise price exceeded the market price. For the six months ended June 30, 2014, options to purchase 333,852 of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into this calculation when a net loss is reported.

For the three and six months ended June 30, 2015 and 2014, 50,000 shares of convertible preferred stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net income (loss) per common share.

6.	Inventories

Inventories by stage of completion are as follows:

	June 30, 2015	December 31, 2014

Unprocessed tissue and raw materials	$29,732	$29,429
Tissue and work in process	41,702	44,688
Implantable tissue and finished goods	43,416	37,150
Supplies	2,349	2,197

	$117,199	$113,464

For the three months ended June 30, 2015 and 2014, the Company had inventory write-downs of $1,859 and $597, respectively, and for the six months ended June 30, 2015 and 2014, the Company had inventory write-downs of $3,055 and $1,911, respectively, relating primarily to product obsolescence.

7.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	June 30,	December 31,
	2015	2014
Land	$2,326	$2,474
Buildings and improvements	63,786	49,483
Processing equipment	40,902	45,878
Surgical instruments	11,589	9,428
Office equipment, furniture and fixtures	4,101	3,863
Computer equipment and software	7,297	7,674
Construction in process	10,416	20,957
Office equipment under capital leases	151	152

	140,568	139,909
Less accumulated depreciation	(61,005)	(62,881)

	$79,563	$77,028

For the three months ended June 30, 2015 and 2014, the Company had depreciation expense of property, plant and equipment of $3,257 and $2,738, respectively, and for the six months ended June 30, 2015 and 2014, the Company had depreciation expense of property, plant and equipment of $6,201 and $5,274, respectively.

8.	Other Intangible Assets

Other intangible assets are as follows:

	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$11,460	$3,073	$11,420	$2,727
Acquired licensing rights	10,850	7,141	10,850	6,538
Marketing and procurement intangible assets	22,180	6,118	22,342	5,086

Total	$44,490	$16,332	$44,612	$14,351

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists and non-compete agreements.

For the three months ended June 30, 2015 and 2014, the Company had amortization expense of other intangible assets of $1,123 and $1,125, respectively, and for the six months ended June 30, 2015 and 2014, the

Company had amortization expense of other intangible assets of $2,145 and $2,253, respectively. At June 30, 2015, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense
2015	$2,000
2016	3,400
2017	3,300
2018	3,300
2019	3,300

$15,300

9.	Other Assets

Other assets are as follows:

	June 30, 2015	December 31, 2014
Indemnification asset	$11,235	$11,394
Other	602	876

	$11,837	$12,270

On July 16, 2013, the Company completed its acquisition of Pioneer. Under the terms of the merger agreement dated June 12, 2013, the Company acquired Pioneer for $126,307 in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity with Water Street Healthcare Partners (“Water Street”). Under the acquisition agreement, Pioneer deposited $13,000 in an escrow account and indemnified the Company for up to $13,000 for various outstanding and potential legal issues. At acquisition, the Company recorded a $13,000 indemnification asset and a corresponding $13,000 indemnification liability. At June 30, 2015, other assets include $11,235 of remaining long-term indemnification assets. Under the acquisition agreement, the Company has submitted claims against the escrow account during the initial escrow period which ended on October 16, 2014. Under certain provisions of the agreement, the claims period for certain claims may be extended to 30 months after the closing date. Claims made against the escrow that remain unresolved at the end of the claims period will be retained in escrow until resolved.

Interest expense associated with the amortization of debt issuance costs for both the three and six months ended June 30, 2015 and 2014 was $36 and $71, respectively. The remaining unamortized debt issuance costs are included in Other in the table above.

10.	Accrued Expenses

Accrued expenses are as follows:

	June 30, 2015	December 31, 2014
Accrued compensation	$5,141	$6,220
Accrued severance charges	843	2,771
Accrued distributor commissions	2,151	3,159
Accrued donor recovery fees	2,495	3,249
Accrued taxes	2,104	1,249
Accrued restructuring charges	—	13
Other	6,343	8,028

	$19,077	$24,689

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

11.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	June 30, 2015	December 31, 2014
Term loan	$56,375	$59,375
Credit facilities	16,677	16,435
Capital leases	56	82

Total	73,108	75,892
Less current portion	(5,962)	(6,479)

Long-term portion	$67,146	$69,413

The Company obtained from TD Bank and Regions Bank, a 5-year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility, that matures on July 16, 2018, with a variable interest rate between 100 and 175 basis points in excess of the one month LIBOR rate. At June 30, 2015, the interest rate for the term loan and revolving credit facility is 1.69%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTIDS. As of June 30, 2015, there was $15,250 outstanding on the revolving credit facility. The term loan facility requires aggregate principal payments of $18,000 from January 1, 2015 through June 30, 2018, with a final balloon principal payment at the end of the loan agreement. The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, as well as payment of dividends, while requiring a minimum cash balance on hand of $10,000 and certain financial covenant ratios. On October 15, 2014, the Company entered into a second amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which amended the loan agreement to remove certain financial covenants. On June 29, 2015, the Company entered into a third amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $20,000 to $30,000. The Company was in compliance with all financial covenants related to its senior secured credit facility as of June 30, 2015.

In addition to the credit facility with TD Bank and Regions Bank, the Company has through its German subsidiary, three credit facilities with three German banks as of June 30, 2015. Under the terms of the revolving credit facilities, the Company may borrow up to 1,700 Euro, or approximately $1,886, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 2.55% to 8.50%. As of June 30, 2015, there was $1,427 outstanding on revolving credit facilities with German banks.

The total available credit on the Company’s four revolving credit facilities at June 30, 2015 was $15,209. The Company was in compliance with all financial covenants related to its revolving credit facilities as of June 30, 2015.

The Company has capital leases with interest rates ranging from 1.49% to 2.85% and maturity dates through 2017. The $56 representing future maturities of capital leases includes interest in the amount of $1 at June 30, 2015. The present value of minimum lease payments as of June 30, 2015 was $55.

As of June 30, 2015, contractual maturities of long-term obligations are as follows:

	Term Loan	Credit Facilities	Capital Leases	Total
2015	$2,250	$1,427	$19	$3,696
2016	4,500	—	32	4,532
2017	5,250	—	5	5,255
2018	44,375	15,250	—	59,625

	$56,375	$16,677	$56	$73,108

12.	Other Long-Term Liabilities

Other long-term liabilities are as follows:

	June 30, 2015	December 31, 2014
Indemnification liability	$11,235	$11,394
Other	189	213

	$11,424	$11,607

As described in Note 9, the Company recorded a $13,000 indemnification liability on the date of the acquisition of Pioneer.

13.	Income Taxes

The Company expects its deferred tax assets of $27,479, net of the valuation allowance at June 30, 2015, of $1,016, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $1,016 and $959 have been established at June 30, 2015 and December 31, 2014, respectively, against a portion of the deferred tax assets relating to certain net operating loss carryforwards.

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

When evaluating whether the Company has overcome the significant negative evidence that resulted from cumulative losses in recent years, the Company adjusted its historical loss for items that the Company determined were not indicative of its ability to generate taxable income in future years. The Company’s U.S. operations are in a cumulative income position after adjusting for the items that were not indicative of its ability to generate taxable income in future years. The Company considers this objectively verifiable evidence that its current U.S. operations existing on June 30, 2015, have consistently demonstrated the ability to operate at a profit. The Company believes that this evidence is sufficient to overcome the unadjusted cumulative U.S. losses in recent years. The Company has a history of utilizing 100 percent of its U.S. deferred taxes assets before they expire and the forecasts of taxable earnings project a complete realization of all U.S. deferred tax assets before they expire, including under stressed scenarios.

The Company’s foreign operations are in a cumulative loss position after adjusting for items not indicative of its ability to generate taxable income in future years. As of June 30, 2015, the Company’s foreign deferred tax assets primarily relate to net operating loss carryforwards. In general, the Company’s foreign net operating loss carryforwards can be carried forward indefinitely. Future taxable income exclusive of reversing temporary differences and carryfowards is one source of taxable income available that can be used to realize tax benefits. It is the Company’s intent, if foreign operations do not generate cumulative income in the near future, to employ a tax planning action that will allow the Company to generate foreign taxable earnings and utilize certain foreign net operating losses. As a result, the Company has not recorded an additional valuation allowance charge in its foreign subsidiaries where the Company may employ a tax planning action. The Company has recorded additional valuation allowances in its foreign subsidiaries where the Company does not intend to employ a tax planning action.

The Company has evaluated all available positive and negative evidence, including the extent to which that evidence was objectively verifiable. The Company has concluded, for those jurisdictions where valuation allowances have not been established, the positive evidence outweighed the negative evidence and the deferred tax assets are more likely than not realizable as of June 30, 2015.

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

On June 12, 2013, the Company and Water Street entered into an investment agreement. Pursuant to the terms of the investment agreement, the Company issued $50,000 of convertible preferred equity to Water Street in a private placement which closed on July 16, 2013, with preferred stock issuance costs of $1,290. The Preferred Stock accrues dividends at a rate of 6% per annum. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period will accumulate until paid in cash or converted to common stock.

Preferred stock is as follows:

	Preferred Stock	Preferred Stock Issuance Costs	Net Total
Balance at December 31, 2014	$53,863	$(1,029)	$52,834
Accrued dividend payable	1,628	—	1,628
Amortization of preferred stock issuance costs	—	92	92

Balance at June 30, 2015	$55,491	$(937)	$54,554

15.	Severance Charges

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

Accrued severance charges at January 1, 2015	$2,771
Severance cash payments	(1,618)
Stock based compensation	(310)

Accrued severance charges at June 30, 2015	$843

16.	Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2015 will have a material adverse impact on its financial position or results of operations.

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

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”). There are presently 339 Tissue Only Claims and 373 Tissue-Non-Coloplast Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, it is not possible to evaluate and estimate with reasonable certainty the impact that current or any future TSM litigation may have on the Company.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

17.	Regulatory Actions

In the quarter ended September 30, 2014, the Company received a letter from the FDA regarding the Company’s map3® cellular allogeneic bone graft. The letter addresses some technical aspects of the processing of the map3® allograft, as well as language included on the Company’s website. The Company has submitted information and remains in discussion with the FDA. The Company believes that in both developing and processing map3®, the Company has properly considered the relevant regulatory requirements. Additionally, the Company has removed the relevant information from its website pending thorough review and revisions as needed. The Company is committed to resolving the concerns raised by the FDA. However, it is not possible to predict the specific outcome or timing of a resolution at this time.

18.	Commitments and Contingencies

Distribution Agreement with Davol - On July 13, 2009, the Company and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement; 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019; 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019; and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The non-refundable fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the $8,000 and $3,500 exclusivity payments were deferred and were being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013 and the breast reconstruction market effective January 1, 2015. As a result, the Company recognized additional deferred revenue as other revenues during the three months ended March 31, 2013 and 2015, of $1,715 and $1,500, respectively, due to the acceleration of deferred revenue recognition relating to Davol relinquishing its exclusive distribution rights in the hernia and the breast reconstruction markets. The remaining balance is being recognized as other revenues on a straight-line basis over the remaining term of the amended contract.

19.	Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment comprised of six lines of business. The Company’s lines of business are comprised primarily of six categories: spine; ortho fixation; sports medicine; bone graft substitutes (“BGS”) and general orthopedic; surgical specialties and dental. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues for the three and six months ended June 30, 2015 and 2014, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Thousands)
Revenues:
Spine	$20,068	$21,346	$39,447	$40,409
Ortho fixation	13,089	8,866	23,726	16,361
Sports medicine	11,761	11,459	23,868	22,819
BGS and general orthopedic	10,470	9,088	21,399	17,235
Surgical specialties	6,606	7,182	12,616	14,460
Dental	6,198	5,140	10,953	9,786
Other revenues	3,417	2,948	7,634	5,704

Total revenues	$71,609	$66,029	$139,643	$126,774

Domestic revenues	66,017	59,006	128,705	113,821
International revenues	5,592	7,023	10,938	12,953

Total revenues	$71,609	$66,029	$139,643	$126,774

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Percent of revenues derived from:
Distributor
Zimmer Biomet Holdings, Inc.	23%	16%	22%	16%
Medtronic, PLC	11%	12%	10%	13%
Davol, Inc.	5%	5%	4%	6%
International	8%	11%	8%	10%

The following table presents property, plant and equipment - net by significant geographic location:

	June 30,	December 31,
	2015	2014
Property, plant and equipment - net:
Domestic	$66,717	$63,009
International	12,846	14,019

Total	$79,563	$77,028

20.	Subsequent Events

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

Management Overview

RTI Surgical, Inc. together with its subsidiaries, designs, develops, manufactures and distributes surgical implants for use in a variety of surgical procedures. We are a leader in providing tissue implants as well as metal and synthetic implants for the benefit of surgeons and patients worldwide. We process donated human musculoskeletal and other tissues including bone, cartilage, tendons, ligaments, fascia lata, pericardium, sclera, cornea and dermal tissues, as well as bovine and porcine animal tissues to produce allograft and xenograft implants. We process the majority of our tissue implants using our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. In addition, we manufacture, market and distribute metal and synthetic implants for treatment of spinal and other orthopedic disorders. Our implants are used in the fields of spine, ortho fixation, sports medicine, bone graft substitutes and general orthopedic, surgical specialties and dental. We distribute our implants to hospitals and surgeons in the United States and internationally through a direct distribution organization, as well as through a network of independent distributors. We were founded in 1997 and are headquartered in Alachua, Florida.

Domestic distributions and services accounted for 92% of total revenues in the first six months of 2015. Most of our implants are distributed directly to doctors, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 8% of total revenues in the first six months of 2015. Our implants are distributed in over 45 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

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

Results of Operations

Consolidated Financial Results

The following table reflects revenues for the three and six months ended June 30, 2015 and 2014, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Thousands)
Revenues:
Spine	$20,068	$21,346	$39,447	$40,409
Ortho fixation	13,089	8,866	23,726	16,361
Sports medicine	11,761	11,459	23,868	22,819
BGS and general orthopedic	10,470	9,088	21,399	17,235
Surgical specialties	6,606	7,182	12,616	14,460
Dental	6,198	5,140	10,953	9,786
Other revenues	3,417	2,948	7,634	5,704

Total revenues	$71,609	$66,029	$139,643	$126,774

Domestic revenues	66,017	59,006	128,705	113,821
International revenues	5,592	7,023	10,938	12,953

Total revenues	$71,609	$66,029	$139,643	$126,774

Three Months Ended June 30, 2015 Compared With Three Months Ended June 30, 2014

Revenues. Our total revenues increased by $5.6 million, or 8.5%, to $71.6 million for the three months ended June 30, 2015 compared to $66.0 million for the three months ended June 30, 2014. Our quarter over quarter revenue comparisons are impacted due to a significant amount of our revenue being derived from large commercial stocking distributors, whose timing of orders can vary from quarter to quarter. These ordering patterns can result in significant unit volume variations quarter over quarter, which can result in significant variation in period over period comparisons.

Spine - Revenues from spinal implants decreased $1.3 million, or 6.0%, to $20.1 million for the three months ended June 30, 2015 compared to $21.3 million for the three months ended June 30, 2014. Spine revenues decreased primarily as a result of lower average revenue per unit of 10.9%, partially offset by higher unit volumes of 5.4%. The lower average revenue per unit was primarily due to changes in distribution mix towards our commercial stocking distributors.

Ortho Fixation - Revenues from ortho fixation increased $4.2 million, or 47.6%, to $13.1 million for the three months ended June 30, 2015 compared to $8.9 million for the three months ended June 30, 2014. Ortho fixation revenues increased primarily as a result of higher unit volumes of 63.4%, partially offset by lower average revenue per unit of 9.7%. The higher unit volumes were primarily due to the timing of orders from our commercial stocking distributors and the lower average revenue per unit was primarily due to changes in distribution mix towards our commercial stocking distributors.

Sports Medicine - Revenues from sports medicine allografts increased $302,000, or 2.6%, to $11.8 million for the three months ended June 30, 2015 compared to $11.5 million for the three months ended June 30, 2014. Sports medicine revenues increased primarily as a result of higher unit volumes of 5.2%, partially offset by lower average revenue per unit of 2.4%. The lower average revenue per unit was primarily due to changes in distribution mix.

BGS and General Orthopedic - Revenues from BGS and general orthopedic allografts increased $1.4 million, or 15.2%, to $10.5 million for the three months ended June 30, 2015 compared to $9.1 million for the three months ended June 30, 2014. BGS and general orthopedic revenues increased primarily as a result of higher unit volumes of 25.4%, partially offset by lower average revenue per unit of 8.0%. The lower average revenue per unit was primarily due to changes in distribution mix.

Surgical Specialties - Revenues from surgical specialty allografts decreased $576,000, or 8.0%, to $6.6 million for the three months ended June 30, 2015 compared to $7.2 million for the three months ended June 30, 2014. Surgical Specialties revenues decreased primarily as a result of lower unit volumes of 6.2% and lower average revenue per unit of 2.0%. The lower average revenue per unit was primarily due to changes in distribution mix.

Dental - Revenues from dental allografts increased $1.1 million, or 20.6%, to $6.2 million for the three months ended June 30, 2015 compared to $5.1 million for the three months ended June 30, 2014. Dental revenues increased primarily as a result of higher unit volumes of 23.4%, partially offset by lower average revenue per unit of 2.2%, primarily due to changes in distribution mix.

Other Revenues - Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees increased $469,000, or 15.9%, to $3.4 million for the three months ended June 30, 2015 compared to $2.9 million for the three months ended June 30, 2014. The increase was primarily due to increased service processing fees.

International revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues decreased $1.4 million, or 20.4%, to $5.6 million for the three months ended June 30, 2015 compared to $7.0 million for the three months ended June 30, 2014. On a constant currency basis, international revenues decreased $464,000, or 6.6%. In addition, the decrease in international revenues was primarily due to a distributor stocking order in the three months ended June 30, 2014 with no comparable revenues in the current period.

Costs of Processing and Distribution. Costs of processing and distribution increased $3.4 million, or 11.1%, to $34.4 million for the three months ended June 30, 2015 compared to $31.0 million for the three months ended June 30, 2014. Costs of processing and distribution increased as a percentage of revenues from 46.9% for the three months ended June 30, 2014 to 48.0% for the three months ended June 30, 2015. The increase was primarily due to higher costs of processing and distribution arising from higher revenue levels and product distribution mix.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses of $27.4 million for the three months ended June 30, 2015 were comparable to the three months ended June 30, 2014. Marketing, general and administrative expenses decreased as a percentage of revenues from 41.3% for the three months ended June 30, 2014 to 38.2% for the three months ended June 30, 2015.

Research and Development Expenses. Research and development expenses increased $777,000, or 23.2%, to $4.1 million for the three months ended June 30, 2015 from $3.3 million for the three months ended June 30, 2014. The increase was primarily due to higher research study related expenses of $713,000. As a percentage of revenues, research and development expenses increased from 5.1% for the three months ended June 30, 2014 to 5.8% for the three months ended June 30, 2015.

Net Other Expense. Net other expense decreased $198,000 to $287,000 for the three months ended June 30, 2015 from $485,000 for the three months ended June 30, 2014. The decrease in net other expense is primarily attributable to a lower interest rate applied to a lower debt balance as compared to the prior year period and due to a change to a $39,000 foreign currency exchange transaction gain for the three months ended June 30, 2015 compared to a $48,000 foreign currency exchange transaction loss for the three months ended June 30, 2014 resulting from changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the three months ended June 30, 2015 was $1.9 million compared to $1.6 million for the three months ended June 30, 2014. Our effective tax rate for the three months ended June 30, 2015 was 35.4% compared to 39.8% for the three months ended June 30, 2014. For the three months ended June 30, 2015, our comparative income tax rate was positively impacted due to increased profitability in lower tax rate jurisdictions.

Six Months Ended June 30, 2015 Compared With Six Months Ended June 30, 2014

Revenues. Our total revenues increased by $12.9 million, or 10.2%, to $139.6 million for the six months ended June 30, 2015 compared to $126.8 million for the six months ended June 30, 2014. Our quarter over quarter revenue comparisons are impacted due to a significant amount of our revenue being derived from large commercial stocking distributors, whose timing of orders can vary from quarter to quarter. These ordering patterns can result in significant unit volume variations quarter over quarter, which can result in significant variation in period over period comparisons.

Spine - Revenues from spinal implants decreased $1.0 million, or 2.4%, to $39.4 million for the six months ended June 30, 2015 compared to $40.4 million for the six months ended June 30, 2014. Spine revenues decreased primarily as a result of lower average revenue per unit of 10.4%, partially offset by higher unit volumes of 8.9%. The lower average revenue per unit was primarily due to changes in distribution mix.

Ortho Fixation - Revenues from ortho fixation increased $7.4 million, or 45.0%, to $23.7 million for the six months ended June 30, 2015 compared to $16.4 million for the six months ended June 30, 2014. Ortho fixation revenues increased primarily as a result of higher unit volumes of 59.5%, partially offset by lower average revenue per unit of 9.1%. The higher unit volumes were primarily due to the timing of orders from our commercial stocking distributors and the lower average revenue per unit was primarily due to changes in distribution mix towards our commercial stocking distributors.

Sports Medicine - Revenues from sports medicine allografts increased $1.0 million, or 4.6%, to $23.9 million for the six months ended June 30, 2015 compared to $22.8 million for the six months ended June 30, 2014. Sports medicine revenues increased primarily as a result of higher unit volumes of 7.2%, partially offset by lower average revenue per unit of 2.4%. The lower average revenue per unit was primarily due to changes in distribution mix.

BGS and General Orthopedic - Revenues from BGS and general orthopedic allografts increased $4.2 million, or 24.2%, to $21.4 million for the six months ended June 30, 2015 compared to $17.2 million for the six months ended June 30, 2014. BGS and general orthopedic revenues increased primarily as a result of higher unit volumes of 15.1% and higher average revenue per unit of 7.9%. This increase in average revenue per unit was primarily due to significant changes in distribution mix toward units with higher revenue per unit and new product launches, generally with higher revenue per unit.

Surgical Specialties - Revenues from surgical specialty allografts decreased $1.8 million, or 12.8%, to $12.6 million for the six months ended June 30, 2015 compared to $14.5 million for the six months ended June 30, 2014. Surgical Specialties revenues decreased primarily as a result of lower unit volumes of 3.0% and lower average revenue per unit of 10.1%. The lower average revenue per unit was primarily due to changes in distribution mix.

Dental - Revenues from dental allografts increased $1.2 million, or 11.9%, to $11.0 million for the six months ended June 30, 2015 compared to $9.8 million for the six months ended June 30, 2014. Dental revenues increased primarily as a result of higher unit volumes of 12.2%, primarily due to the timing of orders from our commercial stocking distributor.

Other Revenues - Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees increased $1.9 million, or 33.8%, to $7.6 million for the six months ended June 30, 2015 compared to $5.7 million for the six months ended June 30, 2014. The increase was primarily due to increased service processing fees and the acceleration of deferred revenue recognition of $1.5 million relating to Davol relinquishing its exclusive distribution rights in the breast market.

International revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues decreased $2.0 million, or 15.6%, to $10.9 million for the six months ended June 30, 2015 compared to $13.0 million for the six months ended June 30, 2014. On a constant currency basis, international revenues decreased $229,000, or 1.8%.

Costs of Processing and Distribution. Costs of processing and distribution decreased $81,000, or 0.1%, to $65.4 million for the six months ended June 30, 2015 compared to $65.5 million for the six months ended June 30, 2014. Costs of processing and distribution decreased as a percentage of revenues from 51.7% for the six months ended June 30, 2014 to 46.9% for the six months ended June 30, 2015. The decrease was primarily due to purchase accounting step up adjustments to inventory of $5.7 million that were charged to costs of processing and distribution as inventory was sold during the three months ended March 31, 2014, with no comparable costs in the current period. Excluding the purchase accounting step up for the three months ended March 31, 2014, costs of processing and distribution as a percentage of revenues was 47.2%. The decrease from 47.2% for the six months ended June 30, 2014 to 46.9% for the six months ended June 30, 2015 was primarily due to improvement in product distribution mix.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $1.5 million, or 2.8%, to $54.6 million for the six months ended June 30, 2015 from $53.2 million for the six months ended June 30, 2014. The increase in expenses was primarily due to increases in variable compensation and distributor commission expense of $1.4 million. Marketing, general and administrative expenses decreased as a percentage of revenues from 41.9% for the six months ended June 30, 2014 to 39.1% for the six months ended June 30, 2015.

Research and Development Expenses. Research and development expenses increased $525,000, or 7.3%, to $7.7 million for the six months ended June 30, 2015 from $7.2 million for the six months ended June 30, 2014. The increase was primarily due to higher research study related expenses of $567,000. As a percentage of revenues, research and development expenses decreased from 5.7% for the six months ended June 30, 2014 to 5.5% for the six months ended June 30, 2015.

Net Other Expense. Net other expense decreased $259,000 to $581,000 for the six months ended June 30, 2015 from $840,000 for the six months ended June 30, 2014. The decrease in net other expense is primarily attributable to a lower interest rate applied to a lower debt balance as compared to the prior year period and due to a change to a $61,000 foreign currency exchange transaction gain for the six months ended June 30, 2015 compared to a $70,000 foreign currency exchange transaction loss for the six months ended June 30, 2014 resulting from changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the six months ended June 30, 2015 was $4.1 million compared to $31,000 for the six months ended June 30, 2014. Our effective tax rate for the six months ended June 30, 2015 was 35.9% compared to 37.8% for the six months ended June 30, 2014. For the six months ended June 30, 2015, our comparative income tax rate was positively impacted due to increased profitability in lower tax rate jurisdictions.

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

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures that exclude certain amounts, including non-GAAP net income applicable to common shares, adjusted. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliation below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss) applicable to common shares, as reported	$2,685	$1,577	$5,619	$(1,483)
Inventory purchase price adjustment	—	—	—	5,708
Tax effect on inventory purchase price adjustment	—	—	—	(2,241)

Net income applicable to common shares, adjusted	$2,685	$1,577	$5,619	$1,984

The following is an explanation of the adjustment that management excluded as part of the non-GAAP measures for the six months ended June 30, 2014 as well as the reason for excluding the individual item:

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

Liquidity and Capital Resources

Our working capital at June 30, 2015 increased $5.7 million to $139.2 million from $133.5 million at December 31, 2014. The increase in working capital was primarily due to a planned investment in inventory and a decrease in accrued expenses primarily due to payments of variable compensation during the six month period.

At June 30, 2015, we had 53 days of revenues outstanding in trade accounts receivable, a decrease of 1 day compared to December 31, 2014. The decrease was due to higher cash receipts from customers than shipments and corresponding billings to customers during the first six months of 2015.

At June 30, 2015, we had 326 days of inventory on hand, a decrease of 3 days compared to December 31, 2014. The decrease in inventory days is primarily due to higher distributions during the first six months of 2015. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $12.7 million of cash and cash equivalents at June 30, 2015. At June 30, 2015, our foreign subsidiaries held $571,000 in cash which is not available for use in the U.S. without incurring U.S taxes. U.S. income taxes have not been paid or accrued for on the undistributed earnings of our foreign subsidiaries. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at June 30, 2015 decreased $2.8 million to $73.1 million from $75.9 million at December 31, 2014. The decrease in short and long-term obligations was primarily due to principal payments on long-term obligations. On June 29, 2015, we entered into a third amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $20,000 to $30,000. At June 30, 2015, we have $15.2 million of borrowing capacity available under our revolving credit facilities.

As of June 30, 2015, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

Certain Commitments.

The Company’s short and long-term debt obligations and availability of credit as of June 30, 2015 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Term loan	$56,375	$—
Credit facilities	16,677	15,209
Capital leases	56	—

Total	$73,108	$15,209

The following table provides a summary of our debt obligations, operating lease obligations and other significant obligations as of June 30, 2015.

	Contractual Obligations Due by Period
	Total	2015	2016	2017	2018	2019 and Beyond
	(In thousands)
Short and long-term obligations	$73,108	$3,696	$4,532	$5,255	$59,625	$—
Operating leases	3,568	1,056	1,367	667	223	255
Other significant obligations (1)	9,406	9,406	—	—	—	—

Total	$86,082	$14,158	$5,899	$5,922	$59,848	$255

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

The Company was in compliance with all covenants related to its senior secured credit facility as of June 30, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facilities expose us to market risk related to changes in interest rates. As of June 30, 2015, our outstanding floating rate indebtedness totaled $73.1 million. The primary base interest rate is LIBOR. Other outstanding debt consists of fixed rate instruments, including capital leases. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2015. However, we can give no assurance that interest rates will not significantly change in the future.

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

We are in the process of expanding the use of the enterprise resource system, SAP. On July 1, 2015, we completed a phase of our implementation of SAP. We are currently evaluating the impact to our internal control over financial reporting due to the implementation of SAP. There have been no changes in the Company’s internal control during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We refer you to Part I, Item 1, Note 16 entitled “Legal Actions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

Item 1A.	Risk Factors

There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 4, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of our common stock during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 to April 30, 2015	—	—	—	—
May 1, 2015 to May 31, 2015	1,357	$6.47	—	—
June 1, 2015 to June 30, 2015	742	$6.68	—	—

Total	2,099	$6.54	—	—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the exercising of stock options, their tax withholdings obligations.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 6.	Exhibits

31.1	Certification of the President and Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by President and Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 31, 2015

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