Form 10-Q
period 2015-09-30
RTI SURGICAL, INC.
filed 2015-10-30
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Shares of common stock, $0.001 par value, outstanding on October 27, 2015: 57,787,588

RTI SURGICAL, INC.

FORM 10-Q For the Quarter Ended September 30, 2015

Part I	Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$10,308	$15,703
Accounts receivable - less allowances of $1,046 at September 30, 2015 and $818 at December 31, 2014	44,011	38,833
Inventories - net	118,592	113,464
Prepaid and other current assets	6,141	6,668
Deferred tax assets - net	22,503	22,828

Total current assets	201,555	197,496

Property, plant and equipment - net	82,914	77,028
Deferred tax assets - net	2,647	6,193
Goodwill	54,887	54,887
Other intangible assets - net	27,153	30,261
Other assets - net	12,060	12,270

Total assets	$381,216	$378,135

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$22,747	$26,834
Accrued expenses	18,886	24,689
Current portion of deferred revenue	4,808	5,984
Current portion of short and long-term obligations	6,141	6,479

Total current liabilities	52,582	63,986

Long-term obligations - less current portion	72,763	69,413
Other long-term liabilities	11,573	11,607
Deferred revenue	10,571	12,460

Total liabilities	147,489	157,466

Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	55,433	52,834

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 57,787,588 and 56,917,414 shares issued and outstanding, respectively	58	57
Additional paid-in capital	417,880	415,702
Accumulated other comprehensive loss	(6,093)	(3,881)
Accumulated deficit	(233,105)	(243,854)
Less treasury stock, 230,352 and 180,898 shares, respectively, at cost	(446)	(189)

Total stockholders’ equity	178,294	167,835

Total liabilities and stockholders’ equity	$381,216	$378,135

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$66,529	$65,163	$206,172	$191,937
Costs of processing and distribution	31,296	30,470	96,737	95,992

Gross profit	35,233	34,693	109,435	95,945

Expenses:
Marketing, general and administrative	25,464	26,863	80,088	80,019
Research and development	3,793	4,224	11,492	11,398

Total operating expenses	29,257	31,087	91,580	91,417

Operating income	5,976	3,606	17,855	4,528

Other (expense) income:
Interest expense	(336)	(279)	(981)	(1,055)
Interest income	—	2	3	8
Foreign exchange loss	(69)	(19)	(8)	(89)

Total other expense - net	(405)	(296)	(986)	(1,136)

Income before income tax provision	5,571	3,310	16,869	3,392
Income tax provision	(2,069)	(1,324)	(6,120)	(1,355)

Net income	3,502	1,986	10,749	2,037

Convertible preferred dividend	(832)	(784)	(2,460)	(2,318)

Net income (loss) applicable to common shares	2,670	1,202	8,289	(281)

Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	340	(1,748)	(2,212)	(1,836)

Comprehensive income (loss)	$3,010	$(546)	$6,077	$(2,117)

Net income (loss) per common share - basic	$0.05	$0.02	$0.14	$(0.00)

Net income (loss) per common share - diluted	$0.05	$0.02	$0.14	$(0.00)

Weighted average shares outstanding - basic	57,701,810	56,864,161	57,492,606	56,677,773

Weighted average shares outstanding - diluted	58,922,423	57,480,592	58,591,303	56,677,773

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2015

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total

Balance, December 31, 2014	$57	$415,702	$(3,881)	$(243,854)	$(189)	$167,835

Net income	—	—	—	10,749	—	10,749
Foreign currency translation adjustment	—	—	(2,212)	—	—	(2,212)
Exercise of common stock options	1	2,476	—	—	—	2,477
Stock-based compensation	—	2,225	—	—	—	2,225
Purchase of treasury stock	—	—	—	—	(257)	(257)
Amortization of preferred stock Series A issuance costs	—	(139)	—	—	—	(139)
Preferred stock Series A dividend	—	(2,460)	—	—	—	(2,460)
Change in tax benefit from stock-based compensation	—	76	—	—	—	76

Balance, September 30, 2015	$58	$417,880	$(6,093)	$(233,105)	$(446)	$178,294

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Net income	$3,502	$1,986	$10,749	$2,037
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	4,111	3,886	12,457	11,413
Provision for bad debts and product returns	155	261	983	572
Provision for inventory write-downs	1,418	722	4,473	2,633
Amortization of deferred revenue	(1,160)	(1,207)	(5,065)	(4,213)
Deferred income tax provision	2,226	84	2,905	461
Stock-based compensation	662	672	1,915	1,695
Other	264	(42)	1,143	45
Change in assets and liabilities:
Accounts receivable	(3,902)	(2,901)	(6,509)	(5,530)
Inventories	(2,664)	(3,828)	(10,671)	(6,972)
Accounts payable	(7,910)	148	(8,672)	4,078
Accrued expenses	(276)	2,790	(4,272)	(3,318)
Deferred revenue	—	—	2,000	—
Other operating assets and liabilities	(720)	(422)	987	(1,437)

Net cash (used in) provided by operating activities	(4,294)	2,149	2,423	1,464

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,392)	(2,800)	(12,969)	(11,272)
Patent and acquired intangible asset costs	(133)	(130)	(249)	(406)

Net cash used in investing activities	(4,525)	(2,930)	(13,218)	(11,678)

Cash flows from financing activities:
Proceeds from exercise of common stock options	570	260	2,477	793
Proceeds from long-term obligations	6,750	—	6,750	5,000
Net proceeds (payments) from short-term obligations	160	(157)	508	1,151
Payments on long-term obligations	(1,135)	(638)	(4,161)	(670)
Other financing activities	42	7	(169)	(109)

Net cash provided by (used in) financing activities	6,387	(528)	5,405	6,165

Effect of exchange rate changes on cash and cash equivalents	41	(563)	(5)	(742)

Net decrease in cash and cash equivalents	(2,391)	(1,872)	(5,395)	(4,791)
Cash and cash equivalents, beginning of period	12,699	15,802	15,703	18,721

Cash and cash equivalents, end of period	$10,308	$13,930	$10,308	$13,930

Supplemental cash flow disclosure:
Cash paid for interest	$602	$92	$1,071	$892
Cash paid for income taxes, net	1,110	164	2,631	347
Change in accrual for purchases of property, plant and equipment	1,743	13	17	1,016
Stock-based compensation related to severance	—	—	310	—
Change in accrued dividend payable	832	784	2,460	2,318

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

Simplifying the Measurement of Inventory — In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Update No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. Update No. 2015-11 more closely aligns the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Update No. 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Update No. 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of this ASU on its financial position, results of operations, and cash flows and has not yet determined if it will early adopt the ASU.

Simplifying the Presentation of Debt Issuance Costs — In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs”. This ASU simplifies the accounting for debt issuance costs by requiring such costs to be presented as a direct deduction from the related debt liability rather than as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The ASU requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The ASU will impact the Company’s classification of deferred financing costs as the Company currently records these costs in other assets, see Note 9. The Company is evaluating the impact of this ASU on its financial position, results of operations, and cash flows and has not yet determined if it will early adopt the ASU.

Presentation of Financial Statements - Going Concern — In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its financial position, results of operations, and cash flows.

Revenue from Contracts with Customers — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. As updated in August 2015, the effective date will be annual reporting periods beginning after December 15, 2017, using one of two retrospective application methods. The Company has not yet determined the potential effects, if any, on its financial position, results of operations, and cash flows.

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

Stock Options

As of September 30, 2015, there was $3,363 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.36 years.

Stock options outstanding, exercisable and available for grant at September 30, 2015 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	5,735,784	$4.34
Granted	930,000	5.25
Exercised	(848,130)	4.32
Forfeited or expired	(118,040)	4.71

Outstanding at September 30, 2015	5,699,614	$4.48	5.97	$8,399

Vested or expected to vest at September 30, 2015	5,392,432	$4.48	5.81	$8,045

Exercisable at September 30, 2015	3,453,714	$4.57	4.45	$5,409

Available for grant at September 30, 2015	4,555,944

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price.

Other information concerning stock options are as follows:

	For the Nine Months Ended
	September 30,
	2015	2014

Weighted average fair value of stock options granted	$2.49	$1.86
Aggregate intrinsic value of stock options exercised	1,572	254

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference between the fair market value of the underlying common stock and the stock option exercise prices, of the stock options exercised during the period.

Restricted Stock Awards

During the first quarter of 2015, the Company granted 110,000 shares of restricted stock with a weighted-average grant date fair value of $5.23 per share which vest over a three year period. During the second quarter of 2015, the Company granted 85,643 shares of restricted stock with a weighted-average grant date fair value of $5.78 per share which vest over a one year period. As of September 30, 2015, there was $904 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.39 years.

For the three and nine months ended September 30, 2015 and 2014, the Company recognized stock-based compensation as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Stock-based compensation:
Costs of processing and distribution	$33	$33	$99	$99
Marketing, general and administrative	614	624	1,771	1,551
Research and development	15	15	45	45

Total	$662	$672	$1,915	$1,695

5.	Net Income (Loss) Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income (loss) per common share is presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Basic shares	57,701,810	56,864,161	57,492,606	56,677,773
Effect of dilutive securities:
Stock options	1,220,613	616,431	1,098,697	—

Diluted shares	58,922,423	57,480,592	58,591,303	56,677,773

For the three months ended September 30, 2015 and 2014, approximately 1,736,119 and 2,294,354, respectively, and for the nine months ended September 30, 2015 and 2014, approximately 1,767,376 and 4,291,195, respectively, of issued stock options were not included in the computation of diluted net income or loss per common share because they were anti-dilutive since their exercise price exceeded the market price. For the nine months ended September 30, 2014, options to purchase 373,308 shares of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into this calculation when a net loss is reported.

For the three and nine months ended September 30, 2015 and 2014, 50,000 shares of convertible preferred stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net income (loss) per common share.

6.	Inventories

Inventories by stage of completion are as follows:

	September 30,	December 31,
	2015	2014

Unprocessed tissue and raw materials	$28,428	$29,429
Tissue and work in process	41,889	44,688
Implantable tissue and finished goods	46,081	37,150
Supplies	2,194	2,197

	$118,592	$113,464

For the three months ended September 30, 2015 and 2014, the Company had inventory write-downs of $1,418 and $722, respectively, and for the nine months ended September 30, 2015 and 2014, the Company had inventory write-downs of $4,473 and $2,633, respectively, relating primarily to product obsolescence.

7.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	September 30,	December 31,
	2015	2014

Land	$2,357	$2,474
Buildings and improvements	63,663	49,483
Processing equipment	41,882	45,878
Surgical instruments	13,225	9,428
Office equipment, furniture and fixtures	4,568	3,863
Computer equipment and software	10,337	7,674
Construction in process	10,819	20,957
Office equipment under capital leases	151	152

	147,002	139,909
Less accumulated depreciation	(64,088)	(62,881)

	$82,914	$77,028

For the three months ended September 30, 2015 and 2014, the Company had depreciation expense in connection with property, plant and equipment of $3,011 and $2,830, respectively, and for the nine months ended September 30, 2015 and 2014, the Company had depreciation expense in connection with property, plant and equipment of $9,212 and $8,104, respectively.

8.	Other Intangible Assets

Other intangible assets are as follows:

	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$11,473	$3,226	$11,420	$2,727
Acquired licensing rights	10,850	7,446	10,850	6,538
Marketing and procurement intangible assets	22,200	6,698	22,342	5,086

Total	$44,523	$17,370	$44,612	$14,351

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists and non-compete agreements.

For the three months ended September 30, 2015 and 2014, the Company had amortization expense of other intangible assets of $1,100 and $1,056, respectively, and for the nine months ended September 30, 2015 and 2014, the Company had amortization expense of other intangible assets of $3,245 and $3,309, respectively. At September 30, 2015, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense

2015	$1,000
2016	3,400
2017	3,300
2018	3,300
2019	3,300

$14,300

9.	Other Assets

Other assets are as follows:

	September 30,	December 31,
	2015	2014
Indemnification asset	$11,080	$11,394
Other	980	876

	$12,060	$12,270

On July 16, 2013, the Company completed its acquisition of Pioneer. Under the terms of the merger agreement dated June 12, 2013, the Company acquired Pioneer for $126,307 in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity with Water Street Healthcare Partners (“Water Street”). Under the acquisition agreement, Pioneer deposited $13,000 in an escrow account and indemnified the Company for up to $13,000 for various outstanding and potential legal issues. At acquisition, the Company recorded a $13,000 indemnification asset and a corresponding $13,000 indemnification liability. At September 30, 2015, other assets include $11,080 of remaining long-term indemnification assets. Under the acquisition agreement, the Company has submitted claims against the escrow account during the initial escrow period which ended on October 16, 2014. Under certain provisions of the agreement, the claims period for certain claims may be extended to 30 months after the closing date. Claims made against the escrow that remain unresolved at the end of the claims period will be retained in escrow until resolved.

For the three months ended September 30, 2015 and 2014, the Company had interest expense associated with the amortization of debt issuance costs of $38 and $35, respectively, and for the nine months ended September 30, 2015 and 2014, the Company had interest expense associated with the amortization of debt issuance costs of $109 and $106, respectively. The remaining unamortized debt issuance costs are included in Other in the table above.

10.	Accrued Expenses

Accrued expenses are as follows:

	September 30,	December 31,
	2015	2014

Accrued compensation	$6,140	$6,220
Accrued severance charges	449	2,771
Accrued distributor commissions	3,196	3,159
Accrued donor recovery fees	4,128	3,249
Accrued taxes	463	1,249
Accrued restructuring charges	—	13
Other	4,510	8,028

	$18,886	$24,689

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

11.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	September 30,	December 31,
	2015	2014
Term loan	$55,250	$59,375
Credit facilities	23,609	16,435
Capital leases	45	82

Total	78,904	75,892
Less current portion	(6,141)	(6,479)

Long-term portion	$72,763	$69,413

The Company obtained from TD Bank and Regions Bank, a 5-year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility that matures on July 16, 2018, with a variable interest rate between 100 and 175 basis points in excess of the one month LIBOR rate. On October 15, 2014, the Company entered into a second amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which amended the loan agreement to remove certain financial covenants. On June 29, 2015, the Company entered into a third amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $20,000 to $30,000. At September 30, 2015, the interest rate for the term loan and revolving credit facility is 1.70%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTIDS. As of September 30, 2015, there was $22,000 outstanding on the revolving credit facility. The term loan facility requires aggregate principal payments of $18,000 from January 1, 2015 through June 30, 2018, with a final balloon principal payment at the end of the loan agreement. The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, as well as payment of dividends, while requiring a minimum cash balance on hand of $10,000 and certain financial covenant ratios. The Company was in compliance with all financial covenants related to its senior secured credit facility as of September 30, 2015.

In addition to the credit facility with TD Bank and Regions Bank, the Company has through its German subsidiary, three credit facilities with three German banks as of September 30, 2015. Under the terms of the revolving credit facilities, the Company may borrow up to 1,700 Euro, or approximately $1,911, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 2.55% to 8.50%. As of September 30, 2015, there was $1,609 outstanding on revolving credit facilities with German banks.

The total available credit on the Company’s four revolving credit facilities at September 30, 2015 was $8,302. The Company was in compliance with all financial covenants related to its revolving credit facilities as of September 30, 2015.

The Company has capital leases with interest rates ranging from 1.49% to 2.85% and maturity dates through 2017. The $45 representing future maturities of capital leases includes immaterial interest at September 30, 2015. The present value of minimum lease payments as of September 30, 2015 was $45.

As of September 30, 2015, contractual maturities of long-term obligations are as follows:

	Term Loan	Credit Facilities	Capital Leases	Total
2015	$1,125	$1,609	$9	$2,743
2016	4,500	—	31	4,531
2017	5,250	—	5	5,255
2018	44,375	22,000	—	66,375

	$55,250	$23,609	$45	$78,904

12.	Other Long-Term Liabilities

Other long-term liabilities are as follows:

	September 30,	December 31,
	2015	2014
Indemnification liability	$11,080	$11,394
Other	493	213

	$11,573	$11,607

As described in Note 9, the Company recorded a $13,000 indemnification liability on the date of the acquisition of Pioneer.

13.	Income Taxes

The Company expects its deferred tax assets of $25,150, net of the valuation allowance at September 30, 2015, of $1,064, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $1,064 and $959 have been established at September 30, 2015 and December 31, 2014, respectively, against a portion of the deferred tax assets relating to certain net operating loss carryforwards.

U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to indefinitely reinvest earnings of its foreign subsidiaries outside of the U.S.

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

When evaluating whether the Company has overcome the significant negative evidence that resulted from cumulative losses in recent years, the Company adjusted its historical loss for items that the Company determined were not indicative of its ability to generate taxable income in future years. The Company’s U.S. operations are in a cumulative income position after adjusting for the items that were not indicative of its ability to generate taxable income in future years. The Company considers this objectively verifiable evidence that its current U.S. operations existing on September 30, 2015, have consistently demonstrated the ability to operate at a profit. The Company believes that this evidence is sufficient to overcome the unadjusted cumulative U.S. losses in recent years. The Company has a history of utilizing 100 percent of its U.S. deferred taxes assets before they expire and the forecasts of taxable earnings project a complete realization of all U.S. deferred tax assets before they expire, including under stressed scenarios.

The Company’s foreign operations are in a cumulative loss position after adjusting for items not indicative of its ability to generate taxable income in future years. As of September 30, 2015, the Company’s foreign deferred tax assets primarily relate to net operating loss carryforwards. In general, the Company’s foreign net operating loss carryforwards can be carried forward indefinitely. Future taxable income exclusive of reversing temporary differences and carryforwards is one source of taxable income available that can be used to realize tax benefits. It is the Company’s intent, if foreign operations do not generate cumulative income in the near future, to employ a tax planning action designed to allow the Company to generate foreign taxable earnings and utilize certain foreign net operating losses. As a result, the Company has not recorded an additional valuation allowance charge in its foreign subsidiaries where the Company may employ a tax planning action. The Company has recorded additional valuation allowances in its foreign subsidiaries where the Company does not intend to employ a tax planning action.

The Company has evaluated all available positive and negative evidence, including the extent to which that evidence was objectively verifiable. The Company has concluded, for those jurisdictions where valuation allowances have not been established, the positive evidence outweighed the negative evidence and the deferred tax assets are more likely than not realizable as of September 30, 2015.

The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

One of the Company’s foreign subsidiaries is undergoing an examination by the German tax authorities. The German examination covers the foreign subsidiary’s 2010 through 2013 tax years.

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

Preferred stock is as follows:

	Preferred Stock	Preferred Stock Issuance Costs	Net Total
Balance at December 31, 2014	$53,863	$(1,029)	$52,834
Accrued dividend payable	2,460	—	2,460
Amortization of preferred stock issuance costs	—	139	139

Balance at September 30, 2015	$56,323	$(890)	$55,433

15.	Severance Charges

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

Accrued severance charges at January 1, 2015	$2,771
Severance cash payments	(2,012)
Stock based compensation	(310)

Accrued severance charges at September 30, 2015	$449

16.	Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of September 30, 2015 will have a material adverse impact on its financial position or results of operations.

Coloplast—The Company is presently named as co-defendant along with other companies in a small percentage of the transvaginal surgical mesh (“TSM”) mass tort claims being brought in various state and federal courts. The TSM litigation has as its catalyst various Public Health Notifications issued by the U.S. Food and Drug Administration (“FDA”) with respect to the placement of certain TSM implants that were the subject of 510k regulatory clearance prior to their distribution. The Company does not process or otherwise manufacture for distribution in the U.S. any implants that were the subject of these FDA Public Health Notifications. The Company denies any allegations against it and intends to continue to vigorously defend itself.

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”). There are presently 357 Tissue Only Claims and 399 Tissue-Non-Coloplast Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

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

Distribution Agreement with Davol - On July 13, 2009, the Company and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement: 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019; 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019; and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The non-refundable fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the $8,000 and $3,500 exclusivity payments were deferred and were being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013 and in the breast reconstruction market effective January 1, 2015. As a result, the Company recognized additional deferred revenue as other revenues during the three months ended March 31, 2013 and 2015, of $1,715 and $1,500, respectively, due to the acceleration of deferred revenue recognition relating to Davol relinquishing its exclusive distribution rights in the hernia and the breast reconstruction markets. The remaining balance is being recognized as other revenues on a straight-line basis over the remaining term of the amended contract.

19.	Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment composed of six lines of business. The

Company’s lines of business are composed primarily of six categories: spine; ortho fixation; sports medicine; bone graft substitutes (“BGS”) and general orthopedic; dental; and surgical specialties. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues for the three and nine months ended September 30, 2015 and 2014, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Revenues:
Spine	$18,104	$20,486	$57,551	$60,895
Ortho fixation	13,659	9,476	37,385	25,837
Sports medicine	10,816	11,357	34,684	34,176
BGS and general orthopedic	9,752	9,237	31,151	26,472
Dental	6,038	5,021	16,991	14,807
Surgical specialties	5,057	6,747	17,673	21,207
Other revenues	3,103	2,839	10,737	8,543

Total revenues	$66,529	$65,163	$206,172	$191,937

Domestic revenues	61,046	59,677	189,751	173,498
International revenues	5,483	5,486	16,421	18,439

Total revenues	$66,529	$65,163	$206,172	$191,937

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Percent of revenues derived from:
Distributor
Zimmer Biomet Holdings, Inc.	24%	18%	22%	17%
Medtronic, PLC	9%	12%	9%	12%
Davol, Inc.	2%	5%	4%	6%
International	8%	8%	8%	10%

The following table presents property, plant and equipment - net by significant geographic location:

	September 30, 2015	December 31, 2014
Property, plant and equipment - net:
Domestic	$69,877	$63,009
International	13,037	14,019

Total	$82,914	$77,028

20.	Subsequent Events

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

Cautionary Statement Relating to Forward Looking Statements

Information contained in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “requires,” “hopes,” “assumes” or comparable terminology, or by discussions of strategy. There can be no assurance that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014 constitute cautionary statements which identify some of the factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

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

Domestic distributions and services accounted for 92% of total revenues in the first nine months of 2015. Most of our implants are distributed directly to doctors, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 8% of total revenues in the first nine months of 2015. Our implants are distributed in over 45 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months.

Our principal goals are to honor the gift of donated tissue, donor families and patients while building our competitive strength in the marketplace to increase revenues, profitability and cash flow as we focus on improved operational efficiency, productivity and asset management. We are making investments in new implant and product development and our U.S. direct distribution network in an effort to promote growth in 2015 and beyond.

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

Results of Operations

Consolidated Financial Results

The following table reflects revenues for the three and nine months ended September 30, 2015 and 2014, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Revenues:
Spine	$18,104	$20,486	$57,551	$60,895
Ortho fixation	13,659	9,476	37,385	25,837
Sports medicine	10,816	11,357	34,684	34,176
BGS and general orthopedic	9,752	9,237	31,151	26,472
Dental	6,038	5,021	16,991	14,807
Surgical specialties	5,057	6,747	17,673	21,207
Other revenues	3,103	2,839	10,737	8,543

Total revenues	$66,529	$65,163	$206,172	$191,937

Domestic revenues	61,046	59,677	189,751	173,498
International revenues	5,483	5,486	16,421	18,439

Total revenues	$66,529	$65,163	$206,172	$191,937

Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014

Revenues. Our total revenues increased by $1.4 million, or 2.1%, to $66.5 million for the three months ended September 30, 2015 compared to $65.2 million for the three months ended September 30, 2014. Our revenue comparisons are impacted due to a significant amount of our revenue being derived from large commercial stocking distributors, whose timing of orders can vary from quarter to quarter. These ordering patterns can result in significant unit volume variations, which can result in significant variation in quarter over quarter comparisons.

Spine - Revenues from spinal implants decreased $2.4 million, or 11.6%, to $18.1 million for the three months ended September 30, 2015 compared to $20.5 million for the three months ended September 30, 2014. Spine revenues decreased primarily as a result of lower unit volumes of 9.1% and lower average revenue per unit of 1.9%, primarily due to timing of stocking orders and changes in distribution mix from our commercial stocking distributors.

Ortho Fixation - Revenues from ortho fixation increased $4.2 million, or 44.1%, to $13.7 million for the three months ended September 30, 2015 compared to $9.5 million for the three months ended September 30, 2014. Ortho fixation revenues increased primarily as a result of higher unit volumes of 57.9%, partially offset by lower average revenue per unit of 9.7%. The higher unit volumes were primarily due to the timing of orders from our commercial stocking distributors and the lower average revenue per unit was primarily due to changes in distribution mix towards our commercial stocking distributors.

Sports Medicine - Revenues from sports medicine allografts decreased $541,000, or 4.8%, to $10.8 million for the three months ended September 30, 2015 compared to $11.4 million for the three months ended September 30, 2014. Sports medicine revenues decreased primarily as a result of lower unit volumes of 1.3% and lower average revenue per unit of 4.9%. The lower average revenue per unit was primarily due to changes in distribution mix and increased price pressures in the marketplace.

BGS and General Orthopedic - Revenues from BGS and general orthopedic allografts increased $515,000, or 5.6%, to $9.8 million for the three months ended September 30, 2015 compared to $9.2 million for the three months ended September 30, 2014. BGS and general orthopedic revenues increased primarily as a result of higher average revenue per unit of 8.2%, partially offset by lower unit volumes of 2.9%. The higher average revenue per unit was primarily due to changes in distribution mix.

Dental - Revenues from dental allografts increased $1.0 million, or 20.3%, to $6.0 million for the three months ended September 30, 2015 compared to $5.0 million for the three months ended September 30, 2014. Dental revenues increased primarily as a result of higher unit volumes of 33.5%, partially offset by lower average revenue per unit of 8.8%, primarily due to changes in distribution mix.

Surgical Specialties - Revenues from surgical specialty allografts decreased $1.7 million, or 25.0%, to $5.1 million for the three months ended September 30, 2015 compared to $6.7 million for the three months ended September 30, 2014. Surgical Specialties revenues decreased primarily as a result of lower unit volumes of 10.6% and lower average revenue per unit of 17.0%. The lower average revenue per unit was primarily due to lower stocking orders and changes in distribution mix from our commercial stocking distributors.

Other Revenues - Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees increased $264,000, or 9.3%, to $3.1 million for the three months ended September 30, 2015 compared to $2.8 million for the three months ended September 30, 2014. The increase was primarily due to increased service processing fees.

International Revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues of $5.5 million for the three months ended September 30, 2015 were comparable to the three months ended September 30, 2014. On a constant currency basis, international revenues increased $707,000, or 12.9% due to increased distributions in Europe.

Costs of Processing and Distribution. Costs of processing and distribution increased $826,000, or 2.7%, to $31.3 million for the three months ended September 30, 2015 compared to $30.5 million for the three months ended September 30, 2014. The increase of $826,000 was primarily due to higher costs of processing and distribution arising from higher revenue levels and product distribution mix. Costs of processing and distribution increased as a percentage of revenues from 46.8% for the three months ended September 30, 2014 to 47.0% for the three months ended September 30, 2015.

Marketing, General and Administrative Expenses. Marketing, general and administrative decreased $1.4 million, or 5.2%, to $25.5 million for the three months ended September 30, 2015 from $26.9 million for the three months ended September 30, 2014. The decrease was primarily due to lower compensation expenses of $1.1 million resulting primarily from the corporate reorganization to flatten our organizational structure in 2014. Marketing, general and administrative expenses decreased as a percentage of revenues from 41.2% for the three months ended September 30, 2014 to 38.3% for the three months ended September 30, 2015.

Research and Development Expenses. Research and development expenses decreased $431,000, or 10.2%, to $3.8 million for the three months ended September 30, 2015 from $4.2 million for the three months ended September 30, 2014. The decrease was primarily due to lower research study related expenses of $579,000. As a percentage of revenues, research and development expenses decreased from 6.5% for the three months ended September 30, 2014 to 5.7% for the three months ended September 30, 2015.

Net Other Expense. Net other expense increased $109,000 to $405,000 for the three months ended September 30, 2015 from $296,000 for the three months ended September 30, 2014. The increase in net other expense is primarily attributable to higher interest expense of $57,000 as a result of higher average debt balance as compared to the prior year period and due to a higher foreign currency exchange transaction loss of $50,000 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 resulting from changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the three months ended September 30, 2015 was $2.1 million compared to $1.3 million for the three months ended September 30, 2014. Our effective tax rate for the three months ended September 30, 2015 was 37.1% compared to 40.0% for the three months ended September 30, 2014. For the three months ended September 30, 2015, our comparative income tax rate was positively impacted due to increased profitability in lower tax rate jurisdictions.

Nine Months Ended September 30, 2015 Compared With Nine Months Ended September 30, 2014

Revenues. Our total revenues increased by $14.2 million, or 7.4%, to $206.2 million for the nine months ended September 30, 2015 compared to $191.9 million for the nine months ended September 30, 2014. Our revenue comparisons are impacted due to a significant amount of our revenue being derived from large commercial stocking distributors, whose timing of orders can vary from period to period. These ordering patterns can result in significant unit volume variations, which can result in significant variation in period over period comparisons.

Spine - Revenues from spinal implants decreased $3.3 million, or 5.5%, to $57.6 million for the nine months ended September 30, 2015 compared to $60.9 million for the nine months ended September 30, 2014. Spine revenues decreased primarily as a result of lower average revenue per unit of 7.8%, partially offset by higher unit volumes of 2.8%, primarily due to timing of stocking orders and changes in distribution mix from our commercial stocking distributors.

Ortho Fixation - Revenues from ortho fixation increased $11.5 million, or 44.7%, to $37.4 million for the nine months ended September 30, 2015 compared to $25.8 million for the nine months ended September 30, 2014. Ortho fixation revenues increased primarily as a result of higher unit volumes of 58.9%, partially offset by lower average revenue per unit of 9.3%. The higher unit volumes were primarily due to the timing of orders from our commercial stocking distributors and the lower average revenue per unit was primarily due to changes in distribution mix towards our commercial stocking distributors.

Sports Medicine - Revenues from sports medicine allografts increased $508,000, or 1.5%, to $34.7 million for the nine months ended September 30, 2015 compared to $34.2 million for the nine months ended September 30, 2014. Sports medicine revenues increased primarily as a result of higher unit volumes of 4.3%, partially offset by lower average revenue per unit of 3.2%. The lower average revenue per unit was primarily due to changes in distribution mix and increased price pressures in the marketplace.

BGS and General Orthopedic - Revenues from BGS and general orthopedic allografts increased $4.7 million, or 17.7%, to $31.2 million for the nine months ended September 30, 2015 compared to $26.5 million for the nine months ended September 30, 2014. BGS and general orthopedic revenues increased primarily as a result of higher unit volumes of 9.5% and higher average revenue per unit of 7.3%. This increase in average revenue per unit was primarily due to significant changes in distribution mix toward units with higher revenue per unit and new product launches, generally with higher revenue per unit.

Dental - Revenues from dental allografts increased $2.2 million, or 14.7%, to $17.0 million for the nine months ended September 30, 2015 compared to $14.8 million for the nine months ended September 30, 2014. Dental revenues increased primarily as a result of higher unit volumes of 19.2%, partially offset by lower average revenue per unit of 2.8%. The lower average revenue per unit was primarily due to changes in distribution mix.

Surgical Specialties - Revenues from surgical specialty allografts decreased $3.5 million, or 16.7%, to $17.7 million for the nine months ended September 30, 2015 compared to $21.2 million for the nine months ended September 30, 2014. Surgical Specialties revenues decreased primarily as a result of lower unit volumes of 5.6% and lower average revenue per unit of 12.0%. The lower average revenue per unit was primarily due to lower stocking orders and changes in distribution mix from our commercial stocking distributors.

Other Revenues - Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees increased $2.2 million, or 25.7%, to $10.7 million for the nine months ended September 30, 2015 compared to $8.5 million for the nine months ended September 30, 2014. The increase was primarily due to increased service processing fees and the acceleration of deferred revenue recognition of $1.5 million relating to Davol relinquishing its exclusive distribution rights in the breast market.

International Revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues decreased $2.0 million, or 10.9%, to $16.4 million for the nine months ended September 30, 2015 compared to $18.4 million for the nine months ended September 30, 2014. On a constant currency basis, international revenues increased $478,000, or 2.6% due to increased distributions in Europe.

Costs of Processing and Distribution. Costs of processing and distribution increased $745,000, or 0.8%, to $96.7 million for the nine months ended September 30, 2015 compared to $96.0 million for the nine months ended September 30, 2014. Costs of processing and distribution decreased as a percentage of revenues from 50.0% for the nine months ended September 30, 2014 to 46.9% for the nine months ended September 30, 2015. The increase was primarily due to purchase accounting step up adjustments to inventory of $5.7 million that were charged to costs of processing and distribution as inventory was sold during the three months ended March 31, 2014, with no comparable costs in the current period. Excluding the purchase accounting step up for the three months ended March 31, 2014, costs of processing and distribution as a percentage of revenues was 47.0%. The decrease from 47.0% for the nine months ended September 30, 2014 to 46.9% for the nine months ended September 30, 2015 was primarily due to improvement in product distribution mix.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses of $80.1 million for the nine months ended September 30, 2015 were comparable to the nine months ended September 30, 2014. Marketing, general and administrative expenses decreased as a percentage of revenues from 41.7% for the nine months ended September 30, 2014 to 38.8% for the nine months ended September 30, 2015.

Research and Development Expenses. Research and development expenses of $11.5 million for the nine months ended September 30, 2015 were comparable to the nine months ended September 30, 2014. As a percentage of revenues, research and development expenses decreased from 5.9% for the nine months ended September 30, 2014 to 5.6% for the nine months ended September 30, 2015.

Net Other Expense. Net other expense decreased $150,000 to $1.0 million for the nine months ended September 30, 2015 from $1.1 million for the nine months ended September 30, 2014. The decrease in net other expense is primarily attributable to lower interest expense of $74,000 as a result of lower interest rate applied to our average debt balance as compared to the prior year period and due to a lower foreign currency exchange transaction loss of $81,000 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 resulting from changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision. Income tax provision for the nine months ended September 30, 2015 was $6.1 million compared to $1.4 million for the nine months ended September 30, 2014. Our effective tax rate for the nine months ended September 30, 2015 was 36.3% compared to 39.9% for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, our comparative income tax rate was positively impacted due to increased profitability in lower tax rate jurisdictions.

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

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures that exclude certain amounts, including non-GAAP net income applicable to common shares, adjusted. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliation below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Net income (loss) applicable to common shares, as reported	$2,670	$1,202	$8,289	$(281)
Inventory purchase price adjustment	—	—	—	5,708
Severance costs	—	457	—	457
Tax effect on adjustments	—	(157)	—	(2,398)

Net income applicable to common shares, adjusted	$2,670	$1,502	$8,289	$3,486

The following is an explanation of the adjustments that management excluded as part of the non-GAAP measures for the three and nine months ended September 30, 2014 as well as the reason for excluding the individual items:

2014 Inventory purchase price adjustment – This adjustment represents the purchase price effects of the acquired Pioneer inventory that was sold during the three months ended March 31, 2014, and which has been included in costs of processing and distribution. Management removes the amount of these one-time costs from our operating results to assist in assessing the Company’s operating performance in the prior year period and to supplement a comparison to the Company’s current operating performance.

2014 Severance costs adjustment – This adjustment represents a charge and relates to certain expenses associated with the severance costs associated with former employees. Management removes the amount of these one-time costs from our operating results to assist in assessing the Company’s operating performance in the prior year period and to supplement a comparison to the Company’s current operating performance.

Liquidity and Capital Resources

Our working capital at September 30, 2015 increased $15.5 million to $149.0 million from $133.5 million at December 31, 2014. The increase in working capital was primarily due to a planned investment in inventory and a planned decrease in current liabilities primarily due to payments to vendors during the nine months ended September 30, 2015.

At September 30, 2015, we had 58 days of revenues outstanding in trade accounts receivable, an increase of 4 days compared to December 31, 2014. The increase was due to lower cash receipts from customers than shipments and corresponding billings to customers during the nine months ended September 30, 2015.

At September 30, 2015, we had 336 days of inventory on hand, an increase of 7 days compared to December 31, 2014. The increase in inventory days is primarily due to a planned investment in inventory for future growth. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $10.3 million of cash and cash equivalents at September 30, 2015. At September 30, 2015, our foreign subsidiaries held $560,000 in cash which is not available for use in the U.S. without incurring U.S taxes. U.S. income taxes have not been paid or accrued for on the undistributed earnings of our foreign subsidiaries. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at September 30, 2015 increased $3.0 million to $78.9 million from $75.9 million at December 31, 2014. The increase in short and long-term obligations was primarily due to planned additional borrowings to reduce current liabilities partially offset by principal payments on long-term obligations. On June 29, 2015, we entered into a third amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $20 million to $30 million. At September 30, 2015, we have $8.3 million of borrowing capacity available under our revolving credit facilities.

As of September 30, 2015, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

As of September 30, 2015, we have no material off-balance sheet arrangements.

Certain Commitments.

The Company’s short and long-term debt obligations and availability of credit as of September 30, 2015 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)

Term loan	$55,250	$—
Credit facilities	23,609	8,302
Capital leases	45	—

Total	$78,904	$8,302

The following table provides a summary of our debt obligations, operating lease obligations and other significant obligations as of September 30, 2015.

	Contractual Obligations Due by Period
	Total	2015	2016	2017	2018	2019 and Beyond
	(In thousands)

Short and long-term obligations	$78,904	$2,743	$4,531	$5,255	$66,375	$—
Operating leases	3,165	561	1,384	626	286	308
Other significant obligations (1)	7,028	7,028	—	—	—	—
Unrecognized tax benefits	110	—	—	—	110	—

Total	$89,207	$10,332	$5,915	$5,881	$66,771	$308

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

The Company was in compliance with all covenants related to its senior secured credit facility as of September 30, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facilities expose us to market risk related to changes in interest rates. As of September 30, 2015, our outstanding floating rate indebtedness totaled $78.9 million. The primary base interest rate is LIBOR. Other outstanding debt consists of fixed rate instruments, including capital leases. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2015. However, we can give no assurance that interest rates will not significantly change in the future.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows for the remainder of 2015. However, we can give no assurance that exchange rates will not significantly change in the future.

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

We are in the process of expanding the use of the enterprise resource system, SAP. On July 1, 2015, we completed a phase of our implementation of SAP. We continue to evaluate the impact to our internal control over financial reporting due to the implementation of SAP. There have been no changes in the Company’s internal control during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 6.	Exhibits

10.1(1)	Extension Letter with Brian K. Hutchison.

10.2(1)	Extension Letter with Robert P. Jordheim.

10.3(1)	Extension Letter with Roger W. Rose.

10.4(1)	Extension Letter with Caroline A. Hartill.

31.1	Certification of the President and Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by President and Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31271) filed by the Registrant on August 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTI SURGICAL, INC. (Registrant)

By:	/s/ Brian K. Hutchison
Brian K. Hutchison President and Chief Executive Officer

By:	/s/ Robert P. Jordheim
Robert P. Jordheim Executive Vice President and Chief Financial Officer

Date: October 30, 2015

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Extension Letter with Brian K. Hutchison.

10.2(1)	Extension Letter with Robert P. Jordheim.

10.3(1)	Extension Letter with Roger W. Rose.

10.4(1)	Extension Letter with Caroline A. Hartill.

31.1	Certification of the President and Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by President and Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31271) filed by the Registrant on August 31, 2015.