Form 10-K
period 2015-12-31
RTI SURGICAL, INC.
filed 2016-03-07
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(386) 418-8888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015), was approximately $372.2 million.

The number of shares of Common Stock outstanding as of February 26, 2016 was 57,803,111.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

RTI SURGICAL, INC.

FORM 10-K Annual Report

PART I

This Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “requires”, “hopes,” “may,” “will,” “assumes,” variations of such words and similar expressions are intended to identify such forward-looking statements. Do not unduly rely on forward-looking statements. These statements give our expectations about future performance, but are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Some of the matters described below in the “Risk Factors” section constitute cautionary statements which identify factors regarding these forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. Forward-looking statements speak only as of the date they are made, and unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We distribute human tissue, bovine and porcine animal tissue and metal and synthetic implants through various distribution channels. Our lines of business are composed primarily of six categories: spine, ortho fixation, sports medicine, bone graft substitutes and general orthopedic (“BGS and general orthopedic”), dental and surgical specialties. The following table presents revenues from these six categories and other revenues and their respective percentages of our total revenues for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	(In thousands)
Revenues:
Spine	$76,968	27.3%	$82,663	31.5%	$57,334	28.9%
Ortho fixation	55,585	19.7%	37,133	14.1%	14,525	7.3%
Sports medicine	46,735	16.5%	46,758	17.8%	42,594	21.5%
BGS and general orthopedic	42,283	15.0%	36,747	14.0%	27,864	14.1%
Dental	23,621	8.4%	20,810	7.9%	19,779	10.0%
Surgical specialties	23,499	8.3%	26,999	10.3%	27,666	14.0%
Other revenues	13,602	4.8%	11,700	4.5%	8,217	4.2%

Total revenues	$282,293	100.0%	$262,810	100.0%	$197,979	100.0%

Domestic revenues	$260,387	92.2%	$238,936	90.9%	$177,207	89.5%
International revenues	21,906	7.8%	23,874	9.1%	20,772	10.5%

Total revenues	$282,293	100.0%	$262,810	100.0%	$197,979	100.0%

For additional financial information concerning our operating performance, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report and our Consolidated Financial Statements in Part II, Item 8 of this report.

Corporate Information

We were incorporated in 1997 in Florida as a wholly-owned subsidiary of the University of Florida Tissue Bank, (“UFTB”). We began operations on February 12, 1998 when UFTB contributed to us its allograft processing operations, related equipment and technologies, distribution arrangements, research and development activities and certain other assets. At the time of our initial public offering in August 2000, we reincorporated in the State of Delaware. In July 2013, we completed our acquisition of Pioneer Surgical Technology, Inc. (“Pioneer”) and, in connection with the acquisition, changed our name from RTI Biologics, Inc. to RTI Surgical, Inc. The results of Pioneer’s operations have been included in our consolidated financial statements since the date of acquisition. Our principal offices are located at 11621 Research Circle, Alachua, Florida, and our phone number is (386) 418-8888.

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

Metals and Synthetics

The medical community has used metal and synthetic materials for implant procedures for many years. Metal and synthetic technologies are used to create both surgical implants as well as instruments used in surgical procedures. These implants are used in a variety of procedures in spine, cardiothoracic, trauma and other areas. Typical metals used include surgical stainless steel and titanium. These materials are chosen for their strength and durability. Synthetic implants provide alternative implant options for surgeons and also increase availability due to the variable supply of xenograft, autograft and allograft. One common example of a synthetic material is polyetheretherketone (“PEEK”).

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

Marketing and Distribution

Our implants are used primarily in the following markets: spine, ortho fixation, sports medicine, BGS and general orthopedic, dental and surgical specialties. Our current implants range from allografts, xenografts, synthetics and metals that are precision machined for specific surgical applications to grafts conventionally processed for general surgical uses.

Spine

We design, manufacture, and distribute surgical implants and instruments used in the treatment of conditions affecting the spine and musculoskeletal system caused by degenerative conditions, deformities or traumatic injury of the spine. Our surgical implants include allograft and synthetic interbodies, bone graft substitutes, rods, pedicle screws and plates.

Our spine allografts are marketed domestically through our non-exclusive relationships with Aesculap Implant Systems, Inc. (“Aesculap”), Alphatec Spine, Inc. (“Alphatec”), Integra Life Sciences Corporation (“Integra”), Medtronic, PLC (“Medtronic”), Orthofix International NV (“Orthofix”), Stryker Spine, a division of Stryker Corporation (“Stryker”), and Zimmer Biomet Holdings, Inc. (“Zimmer”). Our spine metals and synthetics are marketed through a network of independent distributors and our direct distribution force.

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

BGS and general orthopedic

map3®. Our map3® cellular allogeneic bone graft is a natural and safe alternative to autograft that supports the body’s innate healing mechanisms and provides the scaffold and signals to support the bone healing process. The implant contains three essential elements of bone formation, namely osteogenesis, osteoinduction and osteoconduction.

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

The company distributes the following xenograft and allograft implants through our direct distribution organization: Fortiva porcine dermis, Tutopatch and Tutomesh bovine pericardium, and Cortiva human dermis. These implants are all processed through our validated Tutoplast tissue sterilization process, which has a proven track record of safety and performance. These implants are marketed to surgeons in various surgical specialties, including general, colon and rectal, trauma, bariatric, and plastic reconstructive surgery. We also distribute implants through distributors including: Integra for dural repair applications; Davol, Inc., a subsidiary of C. R. Bard, Inc. (“Davol”) for hernia repair and breast reconstruction; IOP, Inc. (“IOP”) for ophthalmology and Coloplast A/S of Denmark (“Coloplast”) for urology.

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

Research and Development

Our research and development (“R&D”) costs for the years ended December 31, 2015, 2014 and 2013 were $15.1 million, $15.5 million and $15.2 million, respectively. In 2015, we continued to invest in our R&D efforts by funding new projects including research and development projects at our facilities in our US locations and in Neunkirchen, Germany.

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

In 2015, we launched 16 new implants and product enhancements in spine, ortho fixation, sports medicine, and BGS and general orthopedics developed by our research and development teams.

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

Our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes are covered by one or more U.S. and/or foreign patents, patent applications or trade secrets. Other U.S. and foreign holdings include, without limitation, patents, patent applications or trade secrets relating to or covering certain precision machined allograft intervertebral spacers and other spinal implants; matrix compositions including various bone graft substitutes; membrane tissue implants; and ligament, tendon or meniscus reconstruction and repair with certain precision shaped and/or assembled bone and soft tissue implants, synthetic bone graft substitutes; interbody fusion and motion implants; spinal and orthopedic plates; spinal rods, cables and screws and spinal fixation systems and related instrumentation.

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the risk of an infringement claim against us, as well as the risk of a third party infringing on our patents, grows. While we attempt to ensure that our implants and methods do not infringe other parties’ patents and proprietary rights, our competitors may assert that our implants, and the methods we employ, are covered by patents held by them. In addition, our competitors may assert that future implants and methods we may employ infringe their patents. If third parties claim that we infringe upon their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling the affected implant. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We have in the past been, and may in the future be, involved in litigation relating to our intellectual property.

Competition

Competition in the medical implant industry is intense and subject to rapid technological change and evolving industry requirements and standards. Companies within the industry compete on the basis of design of related instrumentation, efficacy of implants, relationships with the surgical community, depth of range of implants, scientific and clinical results and pricing.

Our principal competitors in the conventional allograft market include the Musculoskeletal Transplant Foundation (“MTF”), AlloSource Inc., LifeCell, Inc., a subsidiary of Acelity L.P. Inc. and LifeNet Health, Inc. (“LifeNet”). Among our competitors in precision machined allograft are MTF, LifeNet and AlloSource. Other companies who process and distribute allograft pastes include Medtronic, AlloSource, Integra LifeSciences Holdings Corp. (“Integra”), Wright Medical Inc. and MTF. Companies who process and distribute xenograft tissue include Baxter, Inc., LifeCell, Cook Surgical and Medtronic.

We consider our principal competitors in the metal and synthetic markets to include Alphatec, Globus Medical Group, Inc. (“Globus”), NuVasive, Inc. (“NuVasive”) and Orthofix International NV (“Orthofix”).

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

In the United States, our allograft implants are regulated by the FDA under Title 21 of the Code of Federal Regulations (CFR), Parts 1270 and 1271, “Current Good Tissue Practice for Human Cell, Tissue, and Cellular and Tissue-Based Products” (“cGTPs”). Xenograft tissues and allograft bone paste are regulated as medical devices and subject to FDA 21 CFR, Part 820 Current Good Manufacturing Practices (GMPs) for Medical Devices and related statutes from the FDA. In addition, our U.S. operation is subject to certain state and local regulations, as well as compliance to the standards of the tissue bank industry’s accrediting organization, the American Association of Tissue Banks (“AATB”).

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

The FDA may regulate certain allografts as medical devices, drugs, or biologics, which would require that we obtain approval or product licensure from the FDA. This would occur in those cases where the allograft is deemed to have been “more than minimally manipulated or indicated for non-homologous use.” In general, “homologous use” occurs when tissue is used for the same basic function that it fulfilled in the donor. The definitional criteria for making these determinations appear in the FDA’s rules. If the FDA decides that certain of our current or future allografts are more than minimally manipulated or indicated for non-homologous use, it would require licensure, approval or clearances of those allografts. Allografts requiring such approval are subject to pervasive and continuing regulation by the FDA. We would be required to list these allografts as a drug, as a medical device, or as a biologic, and to manufacture them in specifically registered or licensed facilities in accordance with FDA regulation “Current Good Manufacturing Practices.” We would also be subject to post-marketing surveillance and reporting requirements. In addition, our manufacturing facilities and processes would be subject to periodic inspection to assess compliance with Current GMPs. Our labeling and promotional activities would be subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of drugs, devices and biologics is also subject to more intensive regulation than is the case for human tissue implants.

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

Our products may be reimbursed by third-party payers, such as government programs, including Medicare, Medicaid, and Tricare or private insurance plans and healthcare networks. Third-party payers may deny reimbursement if they determine that a device provided to a patient or used in a procedure does not meet applicable payment criteria or if the policy holder’s healthcare insurance benefits are limited. Also, third-party payers are increasingly challenging the medical necessity and prices paid for our products and services.

Civil False Claims Act and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as well as numerous state laws, regulate healthcare and insurance. These laws are enforced by the Office of Inspector General within the U.S. Department of Health and Human Services, the U.S. Department of Justice, and other federal, state and local agencies. Among other things, these laws and others generally: (1) prohibit the provision of anything of value in exchange for the referral of patients for, or the purchase, order, or recommendation of, any item or service reimbursed by a federal healthcare program, (including Medicare and Medicaid); (2) require that claims for payment submitted to federal healthcare programs be truthful; (3) prohibit the transmission of protected healthcare information to persons not authorized to receive that information; and (4) require the maintenance of certain government licenses and permits.

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

On September 30, 2014, we received a letter from the FDA regarding our map3® cellular allogeneic bone graft. The letter addressed some technical aspects of the processing of the map3® allograft, as well as language included on our website. We have removed the relevant information from the website and submitted responses to the FDA letter including a comprehensive package of data to address the FDA’s comments and clarifying information regarding the technical components of the implant processing. We believe that in both developing and processing of map3®, we have properly considered the relevant regulatory requirements. We have worked with FDA throughout 2015 as it pertains to our map3® cellular allogeneic bone graft and are committed to resolving the concerns raised by the FDA. However, it is not possible to predict the specific outcome or timing of a resolution at this time.

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

The ACA specified that applicable manufacturers must report annually to the Secretary of Health and Human Services all payments or transfers of value (including gifts, consulting fees, research activities, speaking fees, meals, and travel) from applicable manufacturers to covered recipients. In addition to reporting on payments, applicable manufacturers, as well as applicable group purchasing organizations (“GPOs”), must report ownership and investment interests held by physicians (or the immediate family members of physicians) in such entities. The ACA requires CMS to provide applicable manufacturers, applicable GPOs, covered recipients, and physician owners and investors at least 45 days to review, dispute and correct their reported information before posting it on a publicly available website.

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

Environmental

Our allografts and xenografts, as well as the chemicals used in processing natural tissues and also in the manufacturing of metal and synthetic implants, are handled and disposed of in accordance with country-specific, federal, provincial, regional, state and/or local regulations, as applicable. We contract with independent, third parties to perform all gamma irradiation-terminal sterilization of our surgical implants. In view of the engagement of a third party to perform irradiation services, the requirements for compliance with radiation hazardous waste do not apply, and therefore we do not anticipate that having any material adverse effect upon our capital expenditures, results of operations or financial condition. However, we are responsible for assuring that the service is being performed in accordance with applicable regulations.

Employees

As of December 31, 2015, we had a total of 1,169 employees of which 195 were employed outside of the United States. Management believes its relations with its employees are good.

Available Information

Our Internet address is www.rtix.com. Information included on our website is not incorporated by reference in our Form 10-K. We make available, free of charge, on or through the investor relations portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at www.sec.gov. Also available on our website is our Corporate Governance Guidelines, our Code of Conduct, our Code of Ethics for Senior Financial Professionals, our California Compliance Program Declaration and the charters for our Audit Committee, Compensation Committee, Nominating and Governance Committee and Science and Technology Committee. Within the time period required by the SEC and Nasdaq, we will post any amendment to our Code of Ethics for our senior financial professionals and any waiver of our Code of Conduct applicable to our senior financial professionals, executive officers and directors.

Item 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider each of the risks and uncertainties described in this section and all of the other information in this document before deciding to invest in our common stock. Any of the risk factors we describe below could severely harm our business, financial condition and results of operations. The market price of our common stock could decline if any of these risks or uncertainties develops into actual events and you may lose all or part of your investment.

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

We rely on donor recovery groups for their human tissue supplies and we have relationships with tissue donor recovery groups across the country. We also have relationships outside the United States. Donor recovery groups are part of relatively complex relationships. They provide support to donor families, are regulated by the FDA, and are often affiliated with hospitals, universities or organ procurement organizations. Our relationships with donor recovery groups, which are critical to our supply of tissue, could be affected by relationships recovery groups have with other organizations. Any negative impact arising from potential regulatory and disease transmission issues facing the industry, as well as the negative publicity that these issues could create, could adversely affect our ability to negotiate contracts with recovery groups.

We cannot be sure that the supply of human tissue will continue to be available at current levels or will be sufficient to meet our needs. If we are not able to obtain tissue from current sources sufficient to meet our needs, we may not be able to locate additional replacement sources of tissue on commercially reasonable terms, if at all. Any interruption of our business caused by the need to locate additional sources of tissue could significantly impact our revenues. We expect that our revenues from allografts would decline in proportion to any decline in tissue supply.

We depend on various third-party suppliers, and in one case a single third-party supplier, for key raw materials used in our manufacturing processes and the loss of any of these third-party suppliers, or their inability to supply us with adequate raw materials, could harm our business.

We use a number of raw materials in addition to human tissue, including titanium, titanium alloys, stainless steel, PEEK, and animal tissue. We rely from time to time on a number of suppliers and, in the case of PEEK, on a single source vendor, Invibio, Inc. (“Invibio”). Invibio is one of a limited number of companies that is currently approved in the U.S. to distribute PEEK for use in implantable devices. Our dependence on a single third-party PEEK supplier creates several risks, including limited control over pricing, availability, quality and delivery schedules. In addition, any supply interruption in a limited or sole sourced component or raw material, such as PEEK, could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have an adverse effect on our business, financial condition and results of operations.

Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or results of operations.

Numerous intitiatives and reforms initiated by legislators, regulators and third-party payers to curb rising healthcare costs have resulted in a consolidation trend in the healthcare industry to create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services to industry participants has become, and will continue to become, more intense. This in turn has resulted, and will likely continue to result in, greater pricing pressures and the exclusion of certain suppliers from various market segments as GPOs, independent delivery networks (“IDNs”), and large single accounts continue to use their market power to consolidate purchasing decisions for some of our existing and prospective customers. We expect the market demand, government regulation, and third-party reimbursement policies will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and prospective customers, which may reduce competition, exert further downward pressure on the prices of our implants and may adversely impact our business, financial condition or results of operations.

Our administrative headquarters and a majority of all of our allograft processing facilities are currently conducted in locations that may be at risk of damage from hurricanes, fire, or other natural disasters. If a natural disaster strikes, our operations may be interrupted and we may be unable to manufacture certain products for a substantial amount of time.

Our administrative headquarters and a majority of all of our allograft processing facilities are located in Alachua, Florida, in an area with historical occurrences of hurricane damage and wild fires. We have taken precautions to safeguard our facilities, including obtaining property, casualty and business interruption insurance. We have developed an information technology disaster recovery plan. However, any future natural disaster could cause substantial delays in our operations, damage or destroy our equipment or inventory and cause us to incur additional expenses. A disaster could seriously harm our business, financial condition and results of operations. Our facilities would be difficult to replace and would require substantial lead time to repair or replace. The insurance we maintain may not be adequate to cover our losses in any particular case and may not continue to be available to us on acceptable terms, or at all.

If we fail to maintain existing strategic relationships or are unable to identify distributors of our implants, revenues may decrease.

We currently derive a significant amount of our revenues through distributors such as Zimmer, Medtronic and Davol. In addition, our spine distributors provide nearly all of the instrumentation, surgeon training, distribution assistance and marketing materials for the lines of spinal allografts that we produce and they distribute.

Variations in the timing and volume of orders by our distributors, particularly those who distribute a significant amount of our implants, may have a material effect upon our revenues. If our relationships with our distributors are terminated or reduced for any reason and we are unable to replace these relationships with other means of distribution, we could suffer a material decrease in revenues.

We may need, or decide it is otherwise advantageous to us, to obtain the assistance of additional distributors to market and distribute our new allografts and technologies, as well as to market and distribute our existing allografts and technologies, to new markets or geographical areas. We may not be able to find additional distributors who could successfully market and distribute our allografts and technologies on commercially reasonable terms, if at all. If we are unable to establish additional distribution relationships on favorable terms, our revenues may decline.

Also, our financial results are dependent upon the sales and marketing efforts of our distributors. If our distributors are unsuccessful in adequately promoting, marketing and selling our products, our sales could significantly decrease.

If third-party payers fail to provide appropriate levels of reimbursement for the use of our implants, revenues could be adversely affected.

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

Further, to be successful, we will need to manage our human tissue processing capacity related to tissue recovery and demand for our allografts. It may be difficult for us to match our processing capacity to demand due to problems related to the amount of suitable tissue, quality control and assurance, tissue availability, adequacy of control policies and procedures and lack of skilled personnel. If we are unable to process and produce our implants on a timely basis, at acceptable quality and costs, and in sufficient quantities, or if we experience unanticipated technological problems or delays in processing, it may reduce revenues, increase our cost per allograft processed or both.

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

The FDA and several states have statutory authority to regulate allograft processing, including our BioCleanse® and TUTOPLAST® processes, and allograft-based materials. We must register our facilities, whether located in the United States or elsewhere, with the FDA as well as regulators outside the U.S., and our implants must be made in a manner consistent with current good tissue practices (“cGTP”) or similar standards in each jurisdiction in which we manufacture. In addition, the FDA and other agencies perform periodic audits to ensure that our facilities remain in compliance with all appropriate regulations, including primarily the quality system regulations and medical device reporting regulations. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGTP or other regulations (such as a FDA report on Form 483, Notice of Observations), or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected. For example, in Summer 2012, the FDA performed a cGTP inspection not related to a specific implant of our processing facility in Alachua, Florida to audit our compliance with cGTP requirements. At the conclusion of the audit, the FDA inspectors issued a Form FD483, primarily related to environmental monitoring activities in certain areas of our Alachua facility, for which we have subsequently received a final close out letter from the FDA to formally resolve its concerns. The FDA could identify other deficiencies in future inspections of our facilities or those of our suppliers.

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

Many of our competitors have much greater financial, technical, research, marketing, distribution, service and other resources than we do. Moreover, our competitors may offer a broader array of tissue repair treatment products and technologies or may have greater name recognition in the marketplace. We compete with a number of companies with significantly greater resources and brand recognition than ours. Our competitors, including several development stage companies, may develop or market technologies that are more effective or commercially attractive than our technologies, or that may render our technologies obsolete. For example, the development of a synthetic tissue implant that permits remodeling of bones could reduce the demand for allograft and xenograft-based implants and technologies.

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

Because patent applications remain secret until published (typically 18 months after first filing) and the publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that our patent application was the first application filed disclosing or potentially covering a particular invention. If another party’s rights to an invention are superior to ours, we may not be able to obtain a license to use that party’s invention on commercially reasonable terms, if at all. In addition, our competitors, many of which have greater resources than ours, could obtain patents that will prevent, limit or interfere with our ability to make use of our inventions either in the United States or in international markets. Further, the laws of some foreign countries do not always protect our intellectual property rights to the same extent as the laws of the United States. Litigation or regulatory proceedings in the United States or foreign countries also may be necessary to enforce our patent or other intellectual property rights or to determine the scope and validity of the proprietary rights of our competitors. These proceedings may prove unsuccessful and may also be costly, result in development delays, and divert the attention of our management.

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

Our international distribution strategies vary by market, as well as within each country in which we operate. For example, we distribute only a portion of our line of allograft and xenograft implants within each country. Our international operations will be subject to a number of risks which may vary from the risks we face in the United States, including the need to obtain regulatory approvals in additional foreign countries before we can offer our implants and technologies for use; the potential burdens of complying with a variety of foreign laws; longer distribution-to-collection cycles, as well as difficulty in collecting accounts receivable; dependence on local distributors; limited protection of intellectual property rights; fluctuations in the values of foreign currencies; and political and economic instability.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect and store sensitive data, including patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site and off-site systems. These applications and data encompass a wide variety of business critical information including research and development information, commercial information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attaches by hackers; viruses, breaches or interruptions due to employee error or malfeasance, terrorist attacks, hurricanes, fire, flood, other natural disasters, power loss, computer systems failure, data network failure, internet failure, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to receive and ship orders from customers, bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could adversely impact our business, financial condition or results of operations.

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business. For example, we were named as a party, along with a number of other recovery and processor defendants, in lawsuits relating to the tissue recovery practices of Biomedical Tissue Service, Ltd. (“BTS”), an unaffiliated recovery agency. We settled the BTS cases in 2012 and 2013 for payments totaling $2.4 million and $3.0 million, respectively. Accordingly, we recorded a litigation settlement charge of $3.0 million in the second quarter of 2013.

As an additional example, Lanx, Inc., a subsidiary of Zimmer Biomet Holdings, Inc. (“Lanx”), filed suit in the second quarter of 2013 against Pioneer in the U.S. District Court, District of Colorado, alleging that one of our medical devices infringed certain of Lanx’s U.S. intellectual property rights, and sought monetary damages and threatened injunctive relief. In the second quarter of 2014, the parties resolved the claim with no material financial impact to us or our operations. As part of the resolution of the claim, a settlement payment of $325,000 was made to Lanx from the indemnification escrow account in connection with the Pioneer transaction.

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

We issued 50,000 shares of Series A convertible preferred stock (“Preferred Stock”) to WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners, a leading healthcare-focused private equity firm (“Water Street”), in connection with the closing of the Pioneer acquisition. As holders of this Preferred Stock, Water Street is entitled to vote on an as-converted basis upon all matters upon which holders of our common stock have the right to vote. The shares of Preferred Stock owned by Water Street currently represent approximately 18% of the voting rights in respect of our share capital on an as-converted basis; accordingly, Water Street has the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders (also, Water Street is not prohibited from buying shares of our common stock). In addition, to the extent dividends are not paid in cash in any quarter for any reason, including any restriction on making such distributions under the terms of our credit agreement with TD Bank (as discussed below), the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period are accumulated and are added to the liquidation value with respect to such share of Preferred Stock. We did not pay dividends on the Preferred Stock in the fourth quarter of 2013 and throughout 2014 and 2015. Consequently we have accrued $7.2 million in preferred dividends payable as of December 31, 2015. To the extent dividends continue to accrue on the Preferred Stock, Water Street’s voting rights in respect of our share capital on an as-converted basis will continue to increase.

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

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations.

In connection with the closing of the acquisition of Pioneer, we obtained from our lenders a 5-year, $80 million senior secured facility, which includes a $60 million term loan and a $20 million revolving credit facility (which was increased to $30 million in June 2015). Our level of indebtedness may limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the agreements relating to our indebtedness.

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

Provisions in our credit agreement impose restrictions on our ability to, among other things:

•	merge or consolidate;

•	make strategic acquisitions;

•	make dispositions of property;

•	create liens;

•	enter into transactions with affiliates;

•	become a guarantor;

•	pay dividends and make distributions;

•	incur more debt; and

•	make investments.

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

Processing, Manufacturing and Laboratory Facilities

In Alachua, Florida, we own a 65,500 square foot processing facility and lease a 8,000 square foot facility for the processing of natural tissues utilizing our BioCleanse® and TUTOPLAST® and CANCELLE® SP sterilization processes. In addition, we also own a 42,000 square foot logistics and technology center.

In Marquette, Michigan, we own a 106,000 square foot facility for manufacturing metal and synthetic implants and instruments that also houses laboratory facilities.

In Greenville, North Carolina, we lease a 15,500 square foot facility for manufacturing synthetic implants.

Our processing and manufacturing facilities meet the FDA’s Current Good Manufacturing Practices requirements and allows us to meet the requirements of an FDA approved medical device manufacturer.

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

GERMANY

Our facility in Neunkirchen consists of six buildings totaling approximately 60,000 square feet on approximately two acres of land, including 11,000 square feet of area for processing natural tissues utilizing the TUTOPLAST sterilization process.

FRANCE

Our facility in Metz consists of a small leased distribution and tissue procurement office.

THE NETHERLANDS

Our facility in Houten consists of approximately 10,000 square feet of a sales and distribution office.

SINGAPORE

Our facility in Singapore consists of a small leased administrative and sales office.

We believe that we have sufficient space and facilities to meet our current and foreseeable future needs.

Item 3.	LEGAL PROCEEDINGS.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2015 will have a material adverse impact on its financial position or results of operations. Please see Note 22, Legal and Regulatory Actions, to the consolidated financial statements contained in Part II, Item 8 of this report for additional information.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on the Nasdaq Stock Market under the symbol “RTIX.” The following table sets forth the range of high and low sales prices for our common stock for each quarterly period in the last two fiscal years.

2014	High	Low
First Quarter	$4.46	$3.00
Second Quarter	$5.00	$3.61
Third Quarter	$5.58	$4.09
Fourth Quarter	$5.67	$3.50

2015	High	Low
First Quarter	$5.74	$4.36
Second Quarter	$7.11	$4.90
Third Quarter	$7.48	$5.30
Fourth Quarter	$5.74	$3.56

As of February 29, 2016, we had 318 stockholders of record of our common stock. The closing sale price of our common stock on February 29, 2016 was $3.50 per share.

Stock Performance Graph

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of: (1) a broad equity market index and (2) a published industry or line-of-business index. We selected the Standard & Poor’s 500 Health Care Equipment Index based on our good faith determination that this index fairly represents the companies which compete in the same industry or line-of-business as we do. The chart below compares our common stock with the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index and assumes an investment of $100.00 on December 31, 2010 in each of the common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Standard & Poor’s 500 Health Care Equipment Index.

Total Return Analysis	12/10	12/11	12/12	12/13	12/14	12/15
RTI Surgical, Inc.	$100.00	$166.29	$159.93	$132.58	$194.76	$148.69
NASDAQ Composite	100.00	99.17	116.48	163.21	187.27	200.31
S&P 500 Health Care Equipment Index	100.00	99.20	116.33	148.54	187.58	198.78

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

The statement of operations data set forth below for the years ended December 31, 2015, 2014 and 2013, and selected balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2015 and 2014 and for the three years ended December 31, 2015 are included elsewhere in this Form 10-K. The selected consolidated financial data set forth below should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and accompanying notes included elsewhere in this document.

The statement of operations data set forth below for the years ended December 31, 2012 and 2011, and the balance sheet data set forth as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements and accompanying notes which are not included elsewhere in this Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except share and per share data)
Statements of Operations Data:
Revenues	$282,293	$262,810	$197,979	$178,113	$169,316
Costs of processing and distribution	132,551	129,013	117,874	92,896	92,102

Gross profit	149,742	133,797	80,105	85,217	77,214

Expenses:
Marketing, general and administrative	107,439	107,653	81,635	58,376	55,576
Research and development	15,065	15,536	15,241	12,231	9,806
Asset abandonments	814	—	—	20	61
Litigation and settlement charges	804	185	3,000	2,350	—
Restructuring charges	—	—	2,881	—	—
Acquisition expenses	—	—	6,004	—	—
Severance charges	995	4,798	—	—	—

Total operating expenses	125,117	128,172	108,761	72,977	65,443

Operating income (loss)	24,625	5,625	(28,656)	12,240	11,771

Other (expense) income:
Interest expense	(1,492)	(1,357)	(542)	—	(201)
Interest income	3	9	23	185	193
Foreign exchange gain (loss)	78	(88)	251	19	(159)

Total other (expense) income - net	(1,411)	(1,436)	(268)	204	(167)

Income (loss) before income tax (provision) benefit	23,214	4,189	(28,924)	12,444	11,604
Income tax (provision) benefit	(8,299)	(1,493)	11,110	(4,042)	(3,226)

Net income (loss)	14,915	2,696	(17,814)	8,402	8,378

Convertible preferred dividend	(3,305)	(3,113)	(1,375)	—	—

Net income (loss) applicable to common shares	$11,610	$(417)	$(19,189)	$8,402	$8,378

Net income (loss) per common share - basic	$0.20	$(0.01)	$(0.34)	$0.15	$0.15

Net income (loss) per common share - diluted	$0.20	$(0.01)	$(0.34)	$0.15	$0.15

Weighted average shares outstanding - basic	57,611,231	56,735,924	56,258,624	55,861,957	55,150,886

Weighted average shares outstanding - diluted	58,590,494	56,735,924	56,258,624	56,068,795	55,354,675

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$12,614	$15,703	$18,721	$49,696	$46,178
Working capital	131,785	133,510	134,302	129,110	124,064
Total assets	381,065	378,135	369,854	241,409	230,027
Long-term obligations - less current portion	73,631	69,413	67,706	4	143
Redeemable preferred stock	56,323	52,834	49,537	—	—
Total stockholders’ equity	181,356	167,835	168,053	183,992	172,419

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Executive Level Overview:

RTI Surgical, Inc. together with its subsidiaries, designs, develops, manufactures and distributes surgical implants for use in a variety of surgical procedures. We are a leader in providing natural tissue implants as well as metal and synthetic implants for the benefit of surgeons and patients worldwide. We process donated human musculoskeletal and other tissues including bone, cartilage, tendons, ligaments, fascia lata, pericardium, sclera, cornea and dermal tissues, as well as bovine and porcine animal tissues to produce allograft and xenograft implants. We process the majority of our natural tissue implants using our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. In addition, we manufacture, market and distribute metal and synthetic implants for treatment of spinal and other orthopedic disorders. Our implants are used in the fields of spine, ortho fixation, sports medicine, bone graft substitutes and general orthopedic, dental and surgical specialties. We distribute our implants to hospitals and surgeons in the United States and internationally through a direct distribution organization, as well as through a network of independent distributors. We were founded in 1997 and are headquartered in Alachua, Florida.

Domestic distributions and services accounted for 92% of total revenues in 2015. Most of our implants are distributed directly to doctors, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 8% of total revenues in 2015. Our implants are distributed in over 45 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the United States.

Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months.

Our principal goals are to honor the gift of donated tissue, donor families and patients while building our competitive strength in the marketplace to increase revenues, profitability and cash flow as we focus on improved operational efficiency, productivity and asset management. We are making investments in new implant and product development and our U.S. direct distribution network to promote growth in 2016 and beyond.

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

Mergers and Acquisitions

On July 16, 2013, we completed our acquisition of Pioneer. Under the terms of the merger agreement dated June 12, 2013, we acquired Pioneer for $126.3 million in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity. We obtained from Toronto-Dominion Bank, N.A., TD Securities “USA” LLC (“TD Bank”) and Regions Bank, a 5-year, $80.0 million senior secured facility, which includes a $60.0 million term loan and a $20.0 million revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 300 basis points in excess of the one month LIBOR rate. The $20.0 million revolving credit facility was increased to $30.0 million on June 29, 2015. Additionally, we received $50.0 million in gross proceeds from a private placement of convertible preferred equity to Water Street Healthcare Partners, a leading healthcare-focused private equity firm. The convertible preferred stock is convertible into shares of our common stock. The convertible preferred stock also accrues dividends at a rate of 6% per year.

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

Off Balance-Sheet Arrangements

As of December 31, 2015, we had no off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K.

Regulatory Approvals in 2015

AMERICAS

•	US 510(k) Clearance of Tritium SCP System (extension)

•	US 510(k) Clearance of C-Plus IBF (extension)

•	US 510(k) Clearance of Nerve Monitoring Cable System and Disposable Dilators

•	US 510(k) Clearance of Streamline OCT Occipito-Cervico-Thoracic System (extension)

•	Panama Approval of BioSet

EUROPE

•	Portugal Registration of Sternal Cable System

•	Portugal Registration of Tutobone, Tutomesh Bovine Pericardium, and Tutopatch Bovine Pericardium

•	Portugal Registration of Fortiva Porcine Dermis

ASIA-PACIFIC / MIDDLE EAST

•	Australia Spine Implant Registrations of:

•	Streamline TL

•	Streamline MIS

•	Quantum Rods

•	C-Plus

•	T-Plus

•	Bullet-Tip

•	Rotate

•	CrossFuse II

•	PAC Plate

•	NuNec

•	Australia Registrations of fifteen spine instrument types

•	China Approval for Streamline TL System expansion

•	Egypt Registration of Tutobone, Tutomesh Bovine Pericardium, and Tutopatch Bovine Pericardium

•	Korea Registration of Allograft Tendons

•	New Zealand Listing of Matrix HD

•	New Zealand Listing of Fortiva Porcine Dermis

•	New Zealand Listing of Allograft Bone

•	Singapore Licenses for Allograft Tendons,Bone, Meniscus, Fascia Lata, and Dermis

•	Singapore Licenses for BioSet, BioReady, and BioAdapt

•	Singapore Licenses for Tutoplast Allografts (Tutoplast Fascia lata, T. Fascia temp., T. Pericardium, T. Dermis, T. Cancellous, T. Illiac Crest, T. shaft bones, T. ATT, T. cartilage)

•	Singapore License for Fortiva Porcine Dermis

•	Singapore License for Tutopatch Bovine Pericardium

•	Singapore Approval on six products for a commercial partner

Certifications, Accreditations and Inspections in 2015

AMERICAS

•	SGS ISO 13485 surveillance audit at the Alachua, Florida and Allendale, New Jersey facilities

•	American Association of Tissue Banks reaccreditation inspections at the Alachua, Florida facility for RTI Surgical and RTI Donor Services

•	BSI ISO 13485 surveillance audit at the Marquette, Michigan; Austin, Texas; and Greenville, North Carolina facilities

•	State of New York inspection of the Alachua, Florida facility

EUROPE

•	German authorities (PEI & ROF) inspections of Tutogen Medical facility located in Neunkirchen, Germany

•	U.S. Food and Drug Administration (FDA) inspection of Tutogen Medical facility located in Neunkirchen, Germany

•	Houten Netherlands facility received their BSI ISO 13485 certification in 06/2015

All registrations, licensures, certifications and accreditations were renewed or continued for all locations.

Implant and Product Recalls

In 2015, there were two voluntary recalls with the Center for Devices and Radiological Health (CDRH) of the Food and Drug Administration (FDA).

•	May 2015 – One recall was filed with CDRH involving three lots of Bullet Tip and T-Plus VBR devices. These device lots were recalled due to incorrect color ID labels. This recall has been considered closed by RTI Surgical and the FDA since November 4, 2015.

•	June 2015 – One recall was filed with CDRH involving one lot of DePuy Songer Cable System Stainless Steel Cable. This device lot was recalled due to the label incorrectly stating that the devices were made from Titanium when they were made from Stainless Steel. This recall has been considered closed by RTI Surgical since November 17, 2015. The closure letter is still pending from the FDA.

Results of Operations

The following tables set forth, in both dollars and as a percentage of revenues, the results of our operations for the years indicated:

	Year Ended December 31,
	2015		2014		2013
	(Dollars in thousands)
Statement of Operations Data:
Revenues	$282,293	100.0%	$262,810	100.0%	$197,979	100.0%
Costs of processing and distribution	132,551	47.0	129,013	49.1	117,874	59.5

Gross profit	149,742	53.0	133,797	50.9	80,105	40.5

Expenses:
Marketing, general and administrative	107,439	38.1	107,653	41.0	81,635	41.2
Research and development	15,065	5.3	15,536	5.9	15,241	7.7
Asset abandonments	814	0.3	—	—	—	—
Litigation settlement charges	804	0.3	185	0.1	3,000	1.5
Restructuring charges	—	—	—	—	2,881	1.5
Acquisition expenses	—	—	—	—	6,004	3.0
Severance charges	995	0.4	4,798	1.8	—	—

Total operating expenses	125,117	44.3	128,172	48.8	108,761	54.9

Operating income (loss)	24,625	8.7	5,625	2.1	(28,656)	(14.4)

Other (expense) income:
Interest expense	(1,492)	(0.5)	(1,357)	(0.5)	(542)	(0.3)
Interest income	3	0.0	9	0.0	23	0.0
Foreign exchange gain (loss)	78	0.0	(88)	(0.0)	251	0.1

Total other expense - net	(1,411)	(0.5)	(1,436)	(0.5)	(268)	(0.2)

Income (loss) before income tax (provision) benefit	23,214	8.2	4,189	1.6	(28,924)	(14.6)
Income tax (provision) benefit	(8,299)	(2.9)	(1,493)	(0.6)	11,110	5.6

Net income (loss)	14,915	5.3	2,696	1.0	(17,814)	(9.0)

Convertible preferred dividend	(3,305)	(1.2)	(3,113)	(1.2)	(1,375)	(0.7)

Net income (loss) applicable to common shares	$11,610	4.1%	$(417)	(0.2%)	$(19,189)	(9.7%)

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015/2014	2014/2013
Revenues:
Spine	$76,968	$82,663	$57,334	-6.9%	44.2%
Ortho fixation	55,585	37,133	14,525	49.7%	155.6%
Sports medicine	46,735	46,758	42,594	0.0%	9.8%
BGS and general orthopedic	42,283	36,747	27,864	15.1%	31.9%
Dental	23,621	20,810	19,779	13.5%	5.2%
Surgical specialties	23,499	26,999	27,666	-13.0%	-2.4%
Other revenues	13,602	11,700	8,217	16.3%	42.4%

Total revenues	$282,293	$262,810	$197,979	7.4%	32.7%

Domestic revenues	$260,387	$238,936	$177,207	9.0%	34.8%
International revenues	21,906	23,874	20,772	-8.2%	14.9%

Total revenues	$282,293	$262,810	$197,979	7.4%	32.7%

2015 Compared to 2014

Revenues. Our total revenues increased $19.5 million, or 7.4%, to $282.3 million for the year ended December 31, 2015 compared to $262.8 million for the year ended December 31, 2014. Our year over year revenue comparisons were impacted due to a significant amount of our revenue being derived from large commercial stocking distributors, whose timing of orders can vary from year to year. These ordering patterns can result in significant unit volume variations, which can result in significant variation in period over period comparisons.

Spine - Revenues from spinal implants decreased $5.7 million, or 6.9%, to $77.0 million for the year ended December 31, 2015 compared to $82.7 million for the year ended December 31, 2014. Spine revenues decreased primarily as a result of lower unit volumes of 2.3% and lower average revenue per unit of 4.8% due to timing of stocking orders and unfavorable changes in distribution mix from our commercial stocking distributors.

Ortho Fixation – Revenues from ortho fixation increased $18.5 million, or 49.7%, to $55.6 million for the year ended December 31, 2015 compared to $37.1 million for the year ended December 31, 2014. Ortho fixation revenues increased primarily as a result of higher unit volumes of 39.0% and higher average revenue per unit of 7.7%. The higher unit volumes were primarily due to the timing of orders from our commercial stocking distributors and the higher average revenue per unit was primarily due to favorable changes in distribution mix.

Sports Medicine - Revenues from sports medicine allografts of $46.7 million for the year ended December 31, 2015 were comparable to the year ended December 31, 2014. Sports medicine revenues were comparable year over year as a result of higher unit volumes of 5.1%, partially offset by lower average revenue per unit of 4.9%. The lower average revenue per unit was primarily due to unfavorable changes in distribution mix and increased price pressures in the marketplace.

Bone Graft Substitutes (BGS) and General Orthopedic - Revenues from BGS and general orthopedic allografts increased $5.5 million, or 15.1%, to $42.3 million for the year ended December 31, 2015 compared to $36.7 million for the year ended December 31, 2014. BGS and general orthopedic revenues increased primarily as a result of higher unit volumes of 9.4% and higher average revenue per unit of 5.3%. This increase in average revenue per unit was primarily due to significant changes in distribution mix toward units with higher revenue per unit and new product launches, generally with higher revenue per unit.

Dental – Revenues from dental allografts increased $2.8 million, or 13.5%, to $23.6 million for the year ended December 31, 2015 compared to $20.8 million for the year ended December 31, 2014. Dental revenues increased primarily as a result of higher unit volumes of 18.3%, partially offset by lower average revenue per unit of 4.0%. The lower average revenue per unit was primarily due to unfavorable changes in distribution mix.

Surgical Specialties – Revenues from surgical specialty allografts decreased $3.5 million, or 13.0%, to $23.5 million for the year ended December 31, 2015 compared to $27.0 million for the year ended December 31, 2014. Surgical Specialties revenues decreased primarily as a result of lower unit volumes of 3.3% and lower average revenue per unit of 10.0%. The lower average revenue per unit was primarily due to unfavorable changes in distribution mix from our commercial stocking distributors.

Other Revenues - Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees, increased $1.9 million, or 16.3%, to $13.6 million for the year ended December 31, 2015 compared to $11.7 million for the year ended December 31, 2014. The increase was primarily due to increased service processing fees and the acceleration of deferred revenue recognition of $1.5 million relating to Davol relinquishing its exclusive distribution rights in the breast market.

International Revenues – International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues decreased $2.0 million, or 8.2% to $21.9 million for the year ended December 31, 2015 compared to $23.9 million for the year ended December 31, 2014. On a constant currency basis, international revenues increased $1.0 million, or 4.4% due to increased distributions in Europe.

Costs of Processing and Distribution. Costs of processing and distribution increased by $3.5 million, or 2.7%, to $132.6 million for the year ended December 31, 2015 from $129.0 million for the year ended December 31, 2014. The increase was primarily due to higher costs of processing and distribution arising from higher revenue levels. Costs of processing and distribution decreased as a percentage of revenues from 49.1% for the year ended December 31, 2014 to 47.0% for the year ended December 31, 2015. The decrease was primarily due to changes in distribution mix.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses of $107.4 million for the year ended December 31, 2015 were comparable to the year ended December 31, 2014. Marketing, general and administrative expenses decreased as a percentage of revenues from 41.0% for the year ended December 31, 2014 to 38.1% for the year ended December 31, 2015 due to lower compensation expenses as a result of us flattening our organizational structure in 2014.

Research and Development Expenses. Research and development expenses decreased by $471,000, or 3.0%, to $15.1 million for the year ended December 31, 2015 compared to $15.5 million for the year ended December 31, 2014. As a percentage of revenues, research and development expenses decreased from 5.9% for the year ended December 31, 2014 to 5.3% for the year ended December 31, 2015. The decrease was primarily due to lower research study related expenses.

Asset Abandonments. Asset abandonments related to abandonment of certain long-term assets at our German facility was $814,000 for the year ended December 31, 2015. There were no asset abandonments in the year ended December 31, 2014.

Litigation and Settlement Charges. Litigation and settlement charges relating to the settlement of domestic and international distributor disputes resulted in $804,000 of expenses for the year ended December 31, 2015 compared to $185,000 for the year ended December 31, 2014.

Severance Charges. Severance charges related to the termination of former employees as a result of us reorganizing our distribution force resulted in $995,000 of expenses for the year ended December 31, 2015 compared to $4.8 million for the year ended December 31, 2014 as a result of us flattening our organizational structure.

Net Other (Expense) Income. Net other expense was $1.4 million for both the year ended December 31, 2015 and the year ended December 31, 2014.

Income Tax Provision. Income tax provision for the year ended December 31, 2015 was $8.3 million compared to $1.5 million for the year ended December 31, 2014. Our effective tax rate for the year ended December 31, 2015 and 2014 was 35.7% and 35.6% respectively.

Convertible Preferred Dividend. As a result of the acquisition of Pioneer and pursuant to the terms of the investment agreement with Water Street, we recorded a convertible preferred dividend of $3.3 million for the year ended December 31, 2015 compared to $3.1 million for the year ended December 31, 2014.

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

Spine - Revenues from spinal implants increased $25.3 million, or 44.2%, to $82.7 million for the year ended December 31, 2014 compared to $57.3 million for the year ended December 31, 2013. Spine revenues increased primarily as a result of higher unit volumes of 59.9%, partially offset by lower average revenue per unit of 9.8%. The increase was primarily due to the recognition of a full year of current period Pioneer spine revenues as compared to the prior stub period.

Ortho Fixation – Revenues from ortho fixation increased $22.6 million, or 155.6%, to $37.1 million for the year ended December 31, 2014 compared to $14.5 million for the year ended December 31, 2013. We did not offer ortho fixation implants prior to July 16, 2013.

Sports Medicine - Revenues from sports medicine allografts increased $4.2 million, or 9.8%, to $46.8 million for the year ended December 31, 2014 compared to $42.6 million for the year ended December 31, 2013. Sports medicine revenues increased primarily as a result of higher unit volumes of 9.9% and slightly lower average revenue per unit of 0.1%, primarily due to changes in distribution mix.

Bone Graft Substitutes (BGS) and General Orthopedic - Revenues from BGS and general orthopedic allografts increased $8.9 million, or 31.9%, to $36.7 million for the year ended December 31, 2014 compared to $27.9 million for the year ended December 31, 2013. BGS and general orthopedic revenues increased primarily as a result of higher average revenue per unit of 35.7%, partially offset by lower unit volumes of 3.0%. This increase was primarily due to significant changes in distribution mix toward units with higher revenue per unit and new product launches, generally with higher revenue per unit.

Dental – Revenues from dental allografts increased $1.0 million, or 5.2%, to $20.8 million for the year ended December 31, 2014 compared to $19.8 million for the year ended December 31, 2013. Dental revenues increased primarily as a result of higher unit volumes of 4.9% and higher average revenue per unit of 0.3%, primarily due to changes in distribution mix.

Surgical Specialties – Revenues from surgical specialty allografts decreased $667,000, or 2.4%, to $27.0 million for the year ended December 31, 2014 compared to $27.7 million for the year ended December 31, 2013. Surgical specialties revenues decreased primarily as a result of lower average revenue per unit of 4.5%, primarily due to changes in distribution mix, partially offset by higher unit volumes of 2.1%.

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

Income Tax (Provision) Benefit. Income tax provision for the year ended December 31, 2014 was $1.5 million compared to an income tax benefit of $11.1 million for the year ended December 31, 2013. Our effective tax rate for the year ended December 31, 2014 and 2013 was 35.6% expense and 38.4% benefit respectively. For the year ended December 31, 2014, our comparative income tax rate was favorably impacted due to the inclusion of the 2014 research tax credit. The favorable impact from the research tax credit was partially offset by a valuation allowance charge recorded on a portion of foreign losses incurred during 2014.

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

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income (loss) applicable to common shares, as reported	$11,610	$(417)	$(19,189)
Asset abandonments, net of tax effect	584	—	—
Litigation and settlement charges, net of tax effect	543	133	1,822
Severance charges, net of tax effect	615	3,007	—
Inventory purchase price adjustment, net of tax effect	—	3,467	9,949
Restructuring charges, net of tax effect	—	—	1,750
Acquisition expenses, net of tax effect	—	—	4,923
Integration expenses, net of tax effect	—	—	671

Non-GAAP net income (loss) applicable to common shares, adjusted	$13,352	$6,190	$(74)

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the years ended December 31, 2015 and 2014 as well as the reasons for excluding the individual item:

2015 Asset abandonments – This adjustment represents an abandonment of certain long-term assets at our German facility. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

2015 and 2014 Litigation and settlement charges – This adjustment represents charges relating to settlements of domestic and international distributor disputes. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

2015 and 2014 Severance charges – This adjustment represents charges relating to the termination of former employees. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

2014 Inventory purchase price adjustment – This adjustment represents the purchase price effects of acquired Pioneer inventory that was sold in 2014 and which has been included in costs of processing and distribution. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Liquidity and Capital Resources

Our working capital at December 31, 2015 decreased $1.7 million to $131.8 million from $133.5 million at December 31, 2014 primarily as a result of a change in the classification of deferred tax assets from current to long-term primarily offset by increases in accounts receivable and inventory.

At December 31, 2015, we had 61 days of revenues outstanding in trade accounts receivable, an increase of 7 days compared to December 31, 2014. The increase was due to lower cash receipts from customers than shipments and corresponding billings to customers during 2015.

At December 31, 2015, we had 320 days of inventory on hand, a decrease of 9 days compared to December 31, 2014. The decrease was primarily due to higher product distributions in the fourth quarter of 2015. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $12.6 million of cash and cash equivalents at December 31, 2015. At December 31, 2015, our foreign subsidiaries held $888,000 in cash which is not available for use in the U.S. without incurring U.S. taxes. U.S. income taxes have not been paid or accrued for on the undistributed earnings of our foreign subsidiaries. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. We do not believe that our policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short-term and long-term obligations at December 31, 2015 increased $3.7 million to $79.6 million from $75.9 million at December 31, 2014. The increase in short- and long-term obligations was primarily due to planned additional borrowings to reduce current liabilities partially offset by principal payments on long-term obligations. On June 29, 2015, we entered into a third amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $20 million to $30 million. At December 31, 2015, we have $6.4 million of borrowing capacity available under our revolving credit facilities.

As of December 31, 2015, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our ongoing operations for the next twelve months.

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

The Preferred Stock accrues dividends at a rate of 6% per annum or $3.0 million payable in cash on a quarterly basis for each outstanding share of Preferred Stock. The payments of the dividends are subject to certain bank covenant restrictions. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period are accumulated and remain accumulated dividends with respect to such share of Preferred Stock until paid in cash or converted to common stock. We accrued $3.3 million, $3.1 million and $1.4 million in preferred dividends payable for the years ended December 31, 2015, 2014 and 2013, respectively, and paid the third quarter 2013 dividend of $625,000 in October 2013.

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

On September 3, 2010, we entered into an exclusive distribution agreement with Zimmer Dental Inc. (“Zimmer Dental”), a subsidiary of Zimmer, with an effective date of September 30, 2010. The Agreement has an initial term of ten years. Under the terms of this distribution agreement, we agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer Dental has agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except the Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer Dental’s exclusive distribution rights, Zimmer Dental agreed to the following: 1) payment to us of $13.0 million within ten days of the effective date (the “Upfront Payment”); 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year; and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer Dental’s ability to distribute the implants, Zimmer Dental may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in this agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by us to the satisfaction of Zimmer Dental. The Upfront Payment, the Annual Exclusivity Fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the Upfront Payment and the Annual Exclusivity Fees are deferred as received and are being recognized as other revenues over the term of this distribution agreement based on the expected contractual escalating annual purchase minimums relative to the total contractual minimum purchase requirements in this distribution agreement. Additionally, we considered the potential impact of this distribution agreement’s contractual refund provisions and do not expect these provisions to impact future expected revenue related to this distribution agreement.

On July 13, 2009, we and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement: 1) Davol paid us $8.0 million in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019; 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019; and 3) Davol agreed to pay us certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3.5 million. The non-refundable fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the $8.0 million and $3.5 million exclusivity payments were deferred and were being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013 and in the breast reconstruction market effective January 1, 2015. As a result, the Company recognized additional deferred revenue as other revenues during the three months ended March 31, 2013 and 2015, of $1.7 million and $1.5 million, respectively, due to the acceleration of deferred revenue recognition relating to Davol relinquishing its exclusive distribution rights in the hernia and the breast reconstruction markets. The remaining balance is being recognized as other revenues on a straight-line basis over the remaining term of the amended contract.

Our debt obligations and availability of credit as of December 31, 2015 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Term loan	$54,125	$—
Credit facilities	25,477	6,377
Capital leases	38	—

Total	$79,640	$6,377

We obtained from TD Bank and Regions Bank, a 5-year, $80.0 million senior secured facility, which includes a $60.0 million term loan and a $20.0 million revolving credit facility that matures on July 16, 2018, with a variable interest rate between 100 and 175 basis points in excess of the one month LIBOR rate. On October 15, 2014, we entered into a second amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which amended the loan agreement to remove certain financial covenants. On June 29, 2015, we entered into a third amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $20.0 million to $30.0 million. At December 31, 2015, the interest rate for the term loan and revolving credit facility is 1.86%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTIDS. As of December 31, 2015, there was $24.0 million outstanding on the revolving credit facility. The term loan facility requires aggregate principal payments of $12.8 million from March 31, 2016 through June 30, 2018, with a final balloon principal payment of $41.4 million on July 2, 2018. The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, as well as payment of dividends, while requiring a minimum cash balance on hand of $10.0 million and certain financial covenant ratios. We were in compliance with all financial covenants related to our senior secured credit facility as of December 31, 2015.

In addition to the credit facility with TD Bank and Regions Bank, we have through our German subsidiary, three credit facilities with three German banks as of December 31, 2015. Under the terms of the revolving credit facilities, we may borrow up to 1.7 million Euro, or approximately $1.9 million, for working capital needs. The 1.0 million Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500,000 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200,000 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 2.55% to 8.50%. As of December 31, 2015, there was $1.5 million outstanding on revolving credit facilities with German banks.

The total available credit on our four revolving credit facilities at December 31, 2015 was $6.4 million. We were in compliance with all financial covenants related to our revolving credit facilities as of December 31, 2015.

We have capital leases with interest rates ranging from 1.49% to 2.85% and maturity dates through 2017.

The following table provides a summary of our debt obligations, operating lease obligations and other significant obligations as of December 31, 2015.

	Contractual Obligations Due by Period
	Total	2016	2017	2018	2019	2020 and Beyond
	(In thousands)
Short and long-term debt obligations	$79,640	$6,009	$5,256	$68,375	$—	$—
Operating lease obligations	4,018	1,874	1,121	560	319	144
Purchase obligations (1)	5,301	5,301	—	—	—	—
Unrecognized tax benefits	110	—	—	110	—	—

Total	$89,069	$13,184	$6,377	$69,045	$319	$144

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

Impact of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and processing tools and supplies. We do not believe that the relatively low rates of inflation experienced in the United States since the time we began operations have had any material effect on our business.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2016. However, we cannot assure that interest rates will not significantly change in the future.

In the United States and Germany, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facilities expose us to market risk related to changes in interest rates. As of December 31, 2015, our outstanding floating rate indebtedness totaled $79.6 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease net income and cash flow by approximately $0.5 million. Other outstanding debt consists of fixed rate instruments, including capital leases. Accordingly, we are subject to changes in interest rates. Based on December 31, 2015 outstanding intercompany balances, a 1% change in interest rates would have had a de-minimis impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on December 31, 2015 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

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

Changes in Internal Controls

The Company is in the process of expanding the use of the enterprise resource system, SAP. On July 1, 2015, the Company completed a phase of its implementation of SAP. The Company continues to evaluate the impact to its internal control over financial reporting due to the continuing implementation of SAP. There have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. This report appears on page 44.

Item 9B.	OTHER INFORMATION.

On March 7, 2016, the Company’s board of directors, approved, effective immediately, the Amended and Restated Bylaws attached as Exhibit 3.2 to this Annual Report on Form 10-K. The only change made in these Amended and Restated Bylaws was to update the Company’s name in the title from “RTI Biologics, Inc.” (the Company’s prior name) to “RTI Surgical, Inc.”

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information set forth under the caption “Directors and Executive Officers” in our definitive proxy statement for 2016 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2015 is incorporated by reference. Information relating to our Code of Ethics that applies to our senior financial professionals is available on our website http://www.rtix.com/investors/corporate-governance. Any amendments to, or waiver of, any provision of the Code of Ethics will be posted on our website.

Item 11.	EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2015 is incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the captions “Beneficial Ownership of Common Stock by Certain Stockholders and Management” and “Securities Authorized For Issuance Under Equity Compensation Plans” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2015 is incorporated by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2015 is incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information set forth under the caption “Audit Matters” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2015 is incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)             (1)      Financial Statements:

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 43, the Independent Registered Public Accounting Firm’s Report on page 44 and the Consolidated Financial Statements on pages 46 to 49, all of which are incorporated herein by reference.

(2)	Financial Statement Schedule:

The following Financial Statement Schedule is filed as part of this Report:

Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013 is included in the Consolidated Financial Statements of RTI Surgical, Inc. on page 71. All other financial statement schedules are omitted because they are inapplicable, not required or the information is indicated elsewhere in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RTI Surgical, Inc.

Alachua, Florida

We have audited the accompanying consolidated balance sheets of RTI Surgical, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Effectiveness of Internal Controls. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTI Surgical, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for income taxes effective December 31, 2015 due to the early adoption of Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes” on a prospective basis.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

March 7, 2016

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$12,614	$15,703
Accounts receivable - less allowances of $1,454 at December 31, 2015 and $818 at December 31, 2014	47,243	38,833
Inventories - net	118,673	113,464
Prepaid and other current assets	13,184	6,668
Deferred tax assets - net	—	22,828

Total current assets	191,714	197,496

Property, plant and equipment - net	84,992	77,028
Deferred tax assets - net	22,385	6,193
Goodwill	54,887	54,887
Other intangible assets - net	26,213	30,261
Other assets - net	874	12,270

Total assets	$381,065	$378,135

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$20,446	$26,834
Accrued expenses	28,609	24,689
Current portion of deferred revenue	4,865	5,984
Current portion of short and long-term obligations	6,009	6,479

Total current liabilities	59,929	63,986

Long-term obligations - less current portion	73,631	69,413
Other long-term liabilities	472	11,607
Deferred revenue	9,354	12,460

Total liabilities	143,386	157,466

Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	56,323	52,834

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 57,803,111 and 56,917,414 shares issued and outstanding, respectively	58	57
Additional paid-in capital	417,725	415,702
Accumulated other comprehensive loss	(7,042)	(3,881)
Accumulated deficit	(228,939)	(243,854)
Less treasury stock, 230,352 and 180,898 shares, respectively, at cost	(446)	(189)

Total stockholders’ equity	181,356	167,835

Total liabilities and stockholders’ equity	$381,065	$378,135

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues	$282,293	$262,810	$197,979
Costs of processing and distribution	132,551	129,013	117,874

Gross profit	149,742	133,797	80,105

Expenses:
Marketing, general and administrative	107,439	107,653	81,635
Research and development	15,065	15,536	15,241
Asset abandonments	814	—	—
Litigation and settlement charges	804	185	3,000
Restructuring charges	—	—	2,881
Acquisition expenses	—	—	6,004
Severance charges	995	4,798	—

Total operating expenses	125,117	128,172	108,761

Operating income (loss)	24,625	5,625	(28,656)

Other (expense) income:
Interest expense	(1,492)	(1,357)	(542)
Interest income	3	9	23
Foreign exchange gain (loss)	78	(88)	251

Total other expense - net	(1,411)	(1,436)	(268)

Income (loss) before income tax (provision) benefit	23,214	4,189	(28,924)
Income tax (provision) benefit	(8,299)	(1,493)	11,110

Net income (loss)	14,915	2,696	(17,814)

Convertible preferred dividend	(3,305)	(3,113)	(1,375)

Net income (loss) applicable to common shares	$11,610	$(417)	$(19,189)

Other comprehensive (loss) gain:
Unrealized foreign currency translation (loss) gain	(3,161)	(3,069)	964

Comprehensive income (loss)	$8,449	$(3,486)	$(18,225)

Net income (loss) per common share - basic	$0.20	$(0.01)	$(0.34)

Net income (loss) per common share - diluted	$0.20	$(0.01)	$(0.34)

Weighted average shares outstanding - basic	57,611,231	56,735,924	56,258,624

Weighted average shares outstanding - diluted	58,590,494	56,735,924	56,258,624

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2013	$56	$414,482	$(1,776)	$(228,736)	$(34)	$183,992
Net loss	—	—	—	(17,814)	—	(17,814)
Foreign currency translation adjustment	—	—	964	—	—	964
Exercise of common stock options	—	332	—	—	—	332
Stock-based compensation	—	2,220	—	—	—	2,220
Purchase of treasury stock	—	—	—	—	(33)	(33)
Amortization of preferred stock Series A issuance costs	—	(77)	—	—	—	(77)
Preferred stock Series A dividend	—	(1,375)	—	—	—	(1,375)
Change in income tax benefit from stock-based compensation	—	(156)	—	—	—	(156)

Balance, December 31, 2013	56	415,426	(812)	(246,550)	(67)	168,053

Net income	—	—	—	2,696	—	2,696
Foreign currency translation adjustment	—	—	(3,069)	—	—	(3,069)
Exercise of common stock options	1	888	—	—	—	889
Stock-based compensation	—	3,032	—	—	—	3,032
Purchase of treasury stock	—	—	—	—	(122)	(122)
Amortization of preferred stock Series A issuance costs	—	(184)	—	—	—	(184)
Preferred stock Series A dividend	—	(3,113)	—	—	—	(3,113)
Change in income tax benefit from stock-based compensation	—	(347)	—	—	—	(347)

Balance, December 31, 2014	57	415,702	(3,881)	(243,854)	(189)	167,835

Net income	—	—	—	14,915	—	14,915
Foreign currency translation adjustment	—	—	(3,161)	—	—	(3,161)
Exercise of common stock options	1	2,504	—	—	—	2,505
Stock-based compensation	—	2,858	—	—	—	2,858
Purchase of treasury stock	—	—	—	—	(257)	(257)
Amortization of preferred stock Series A issuance costs	—	(186)	—	—	—	(186)
Preferred stock Series A dividend	—	(3,305)	—	—	—	(3,305)
Change in income tax benefit from stock-based compensation	—	152	—	—	—	152

Balance, December 31, 2015	$58	$417,725	$(7,042)	$(228,939)	$(446)	$181,356

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$14,915	$2,696	$(17,814)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	16,522	15,395	12,202
Provision for bad debts and product returns	1,568	891	435
Provision for inventory write-downs	5,390	3,763	1,785
Amortization of deferred revenue	(6,225)	(5,420)	(6,451)
Deferred income tax provision (benefit)	5,543	502	(11,544)
Stock-based compensation	2,548	3,032	2,220
Other	2,280	958	227
Change in assets and liabilities:
Accounts receivable	(10,435)	(8,058)	(50)
Inventories	(11,990)	(11,244)	5,231
Accounts payable	(12,660)	4,087	5,276
Accrued expenses	5,532	1,375	(3,247)
Deferred revenue	2,000	—	6,000
Other operating assets and liabilities	(5,992)	(1,083)	1,276

Net cash provided by (used in) operating activities	8,996	6,894	(4,454)

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,740)	(15,577)	(15,011)
Patent and acquired intangible asset costs	(498)	(737)	(915)
Acquisition of Pioneer Surgical Technology	—	—	(126,307)

Net cash used in investing activities	(18,238)	(16,314)	(142,233)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,505	889	332
Proceeds from long-term obligations	8,750	7,000	68,250
Net proceeds from short-term obligations	422	658	638
Payment of debt issuance costs	—	—	(699)
Proceeds from preferred stock issuance	—	—	50,000
Payment of preferred stock issuance costs	—	—	(1,290)
Payment of preferred stock dividend	—	—	(625)
Payments on long-term obligations	(5,294)	(682)	(142)
Other financing activities	(109)	5	(841)

Net cash provided by financing activities	6,274	7,870	115,623

Effect of exchange rate changes on cash and cash equivalents	(121)	(1,468)	89

Net decrease in cash	(3,089)	(3,018)	(30,975)
Cash and cash equivalents, beginning of period	15,703	18,721	49,696

Cash and cash equivalents, end of period	$12,614	$15,703	$18,721

Supplemental cash flow disclosure:
Cash paid for interest	$1,425	$1,624	$570
Cash paid for income taxes, net of refunds	3,667	578	2,819
Non-cash acquisition of property, plant and equipment	3,795	1,947	1,557
Stock-based compensation related to severance	310	—	—
Change in accrual for dividend payable	3,305	3,113	750

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

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

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries is the Euro. Assets and liabilities of the foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. The resulting translation adjustments, representing unrealized, noncash gains and losses are recorded and presented as a component of comprehensive income (loss). Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income or loss as they occur and are included in other (expense) income in the consolidated statements of comprehensive income (loss).

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

Cash and Cash Equivalents— The Company considers all funds in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents comprise overnight repurchase agreements. Cash balances are held at a few financial institutions and usually exceed insurable amounts. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 101% collateralized by U.S. Government backed securities with the Company’s bank. At December 31, 2015 and 2014, the Company had no cash equivalents.

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

Implant and Product Recalls—The Company accrues the estimated cost of recalls at the date the recall is initiated. The cost of recalls is primarily comprised of implant replacement costs. The Company incurred immaterial costs related to all of the recalls for the years ended December 31, 2015, 2014 and 2013.

Surgical Instruments—Surgical instruments which are included in property, plant and equipment are handheld devices used by surgeons during implant procedures. The Company retains title to the surgical instruments. Depreciation for surgical instruments is included in selling and marketing expenses in the accompanying consolidated statements of comprehensive income (loss).

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

Debt Issuance Costs—Debt issuance costs include costs incurred to obtain financing and are amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt. Debt issuance costs are included in prepaid and other current assets and other assets - net in the accompanying consolidated balance sheets.

Long-Lived Assets— The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results. The Company abandoned $814 of certain long-term assets at our German facility for the year ended December 31, 2015.

Goodwill— FASB Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets (“FASB ASC 350”), requires companies to test goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company has one reporting unit and the annual impairment test is performed at each year-end unless indicators of impairment are present and require more frequent testing. The Company did not have any other identifiable intangible assets with indefinite useful lives as of December 31, 2015 and 2014.

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

Other Intangible Assets —Other intangible assets, which constitutes finite lives assets, generally consist of patents, acquired exclusivity rights, licensing rights, trademarks, customer lists, non-compete agreements, distribution agreements, and procurement contracts. Patents and trademarks are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful lives of between 8 and 16 years. The acquired exclusivity rights are being amortized over eight years, the remaining term of the amended distribution agreement. Licensing rights, customer lists, non-compete agreements, distribution agreements, and procurement contracts are amortized over estimated useful lives of between 5 to 25 years.

Other intangible assets are tested for impairment annually (if indefinite lived) or whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company had one asset group for the year ended December 31, 2014 and 2015. The recoverability test is described in the Company’s accounting policy for long-lived assets set forth above.

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

	Year Ended December 31,
	2015	2014	2013
Basic shares	57,611,231	56,735,924	56,258,624
Effect of dilutive securities:
Stock options	979,263	—	—

Diluted shares	58,590,494	56,735,924	56,258,624

Options to purchase 5,661,514 shares of common stock at prices ranging from $2.69 to $9.57 per share which were outstanding as of December 31, 2015, were included in the computation of diluted EPS because dilutive shares are factored into the calculation of EPS when income applicable to common shares is reported.

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

For the years ended December 31, 2015, 2014 and 2013, 50,000 shares of convertible preferred stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net income (loss) per common share.

3. Recently Issued Accounting Standards.

Leases — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. The Company is currently evaluating the effect that this ASU will have on its consolidated financial statements.

Income Taxes — On November 20, 2015, the FASB issued ASU Update No. 2015-17, “Income Taxes (Topic 740)”. Update No. 2015-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax assets to net non-current deferred tax assets in its consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted as allowed by this ASU.

Simplifying the Measurement of Inventory — In July 2015, the FASB issued ASU Update No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. Update No. 2015-11 more closely aligns the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value, where net realizable value is the estimated distribution prices of the inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Update No. 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Update No. 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of this ASU on its financial position, results of operations, and cash flows and has not yet determined if it will early adopt the ASU.

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

4. Merger with Pioneer Surgical Technology, Inc.

On July 16, 2013, the Company completed its acquisition of Pioneer. Under the terms of the merger agreement dated June 12, 2013, the Company acquired Pioneer for $126,307 in cash. The transaction was funded through a combination of cash on hand, a new credit facility and a concurrent private placement of convertible preferred equity. The Company obtained from Toronto-Dominion Bank, N.A., TD Securities “USA” LLC (“TD Bank”) and Regions Bank, a 5-year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility, that matures on July 16, 2018 with a variable interest rate between 100 and 300 basis points in excess of the one month LIBOR rate. On June 29, 2015, the Company entered into a third amendment to the second amended and restated loan agreement with TD Bank and Regions Bank, which increased the maximum revolving credit amount from $20,000 to $30,000.

Additionally, the Company received $50,000 in gross proceeds from a private placement of convertible preferred equity to WSHP Biologics Holdings, LLC, (“WSHP”), a leading healthcare-focused private equity firm. The convertible preferred stock is convertible into shares of the Company’s common stock. The convertible preferred stock will also accrue dividends at a rate of 6% per year. In 2013, the Company capitalized $1,989 in financing costs associated with the preferred stock issuance and the debt issuance and expensed $6,004 of acquisition costs. The acquisition costs are reflected separately in the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

(In thousands)
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

These potential benefits resulted in the Company paying a premium for Pioneer resulting in the recognition of goodwill. The $52,825 of goodwill was assigned to the Company’s only operating segment and reporting unit.

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

The following unaudited pro forma information shows the results of the Company’s operations as though the acquisition had occurred as of the beginning of that period (in thousands, except per share data):

December 31, 2013
Revenues	$243,001
Net loss applicable to common shares	(5,597)
Basic net loss per share	(0.10)
Diluted net loss per share	(0.10)

The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the merger taken place as of the beginning of the periods presented, or the results that may occur in the future.

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

5. Stock-Based Compensation

The Company has six stock-based compensation plans (although it may currently issue awards only under one of such plans). The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s stock options generally have ten-year contractual terms and vest over a one to five year period from the date of grant. The Company’s policy is to grant restricted stock awards at a fair value equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s restricted stock awards generally vest over one to three year periods.

2015 Incentive Compensation Plan – On April 14, 2015, the Company’s stockholders approved and adopted the 2015 Incentive Compensation Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company and consultants and advisors. The 2015 Plan allows for up to 4,656,587 shares of common stock to be issued with respect to awards granted.

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

The following weighted-average assumptions were used to determine the fair value of options under FASB ASC 718:

	Year Ended December 31,
	2015	2014	2013
Expected term (years)	6.50	6.50	6.50
Risk free interest rate	1.67%	2.29%	1.30%
Volatility factor	46.29%	46.53%	47.50%
Dividend yield	—	—	—

Stock Options

Stock options outstanding, exercisable and available for grant at December 31, 2015, are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	5,735,784	$4.34
Granted	950,000	5.27
Exercised	(858,130)	4.30
Forfeited or expired	(166,140)	4.82

Outstanding at December 31, 2015	5,661,514	$4.49	5.75	$1,544

Vested or expected to vest at December 31, 2015	5,394,566	$4.48	5.61	$1,517

Exercisable at December 31, 2015	3,435,614	$4.56	4.21	$1,188

Available for grant at December 31, 2015	4,530,421

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation:
Costs of processing and distribution	$132	$132	$132
Marketing, general and administrative	2,356	2,840	2,028
Research and development	60	60	60

Total	$2,548	$3,032	$2,220

For the years ended December 31, 2015, 2014, and 2013, the Company recognized total income tax benefits from stock-based compensation of $1,022, $1,198, and $883, respectively.

As of December 31, 2015, there was $3,241 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.12 years.

Other information concerning stock options are as follows:

	Year Ended December 31,
	2015	2014	2013
Weighted average fair value of stock options granted	$2.50	$1.87	$1.66
Aggregate intrinsic value of stock options exercised	1,584	295	117

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference between the fair market value of the underlying common stock and the stock option exercise prices, of the stock options exercised during the period.

Restricted Stock Awards

During 2015, the Company granted 201,166 shares of restricted stock with a weighted-average grant date fair value of $5.43 per share. As of December 31, 2015, there was $705 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.12 years.

6. Inventories

Inventories by stage of completion are as follows:

	December 31,
	2015	2014
Unprocessed tissue, raw materials and supplies	$33,028	$31,626
Tissue and work in process	36,614	44,688
Implantable tissue and finished goods	49,031	37,150

	$118,673	$113,464

For the years ended December 31, 2015, 2014, and 2013, the Company had inventory write-downs of $5,390, $3,763 and $1,785, respectively, relating primarily to product obsolescence.

7. Property, Plant and Equipment

Property, plant and equipment are as follows:

	December 31,
	2015	2014
Land	$2,319	$2,474
Buildings and improvements	63,699	49,483
Processing equipment	41,831	45,878
Surgical instruments	15,702	9,428
Office equipment, furniture and fixtures	4,657	3,863
Computer equipment and software	11,804	7,674
Construction in process	10,850	20,957
Office equipment under capital leases	152	152

	151,014	139,909
Less accumulated depreciation	(66,022)	(62,881)

	$84,992	$77,028

For the years ended December 31, 2015, 2014, and 2013, the Company had depreciation expense in connection with property, plant and equipment of $12,240, $11,010, and $8,267, respectively.

8. Goodwill

Goodwill for both years ended December 31, 2015 and 2014 was $54,887. The Company performed its annual goodwill impairment test as of December 31, 2015, and concluded that there was no impairment of goodwill.

9. Other Intangible Assets

Other intangible assets are as follows:

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$11,532	$3,448	$11,420	$2,727
Acquired licensing rights	10,850	7,691	10,850	6,538
Marketing and procurement intangible assets	22,179	7,209	22,342	5,086

Total	$44,561	$18,348	$44,612	$14,351

For the years ended December 31, 2015, 2014, and 2013, the Company had amortization expense of other intangible assets of $4,282, $4,385, and $3,935, respectively. At December 31, 2015, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense
2016	$3,400
2017	3,300
2018	3,300
2019	3,300
2020	3,300

$16,600

10. Other Assets

Other assets are as follows:

	December 31,
	2015	2014
Indemnification asset	$—	$11,394
Other	874	876

	$874	$12,270

Under the Pioneer acquisition agreement as described in Note 4, Pioneer deposited $13,000 in an escrow account and indemnified the Company for up to $13,000 for various outstanding and potential legal issues. At acquisition, the Company recorded a $13,000 indemnification asset and a corresponding $13,000 indemnification liability. Under the acquisition agreement, the Company submitted claims against the escrow account during the initial escrow period which ended on October 16, 2014. Under certain provisions of the agreement, the claims period for certain claims may be extended to 30 months after the closing date. Claims made against the escrow that remain unresolved at the end of the claims period will be retained in escrow until resolved. During the fourth quarter of 2015, the Company successfully resolved certain claims. The Company expects to resolve the remaining claims within the next 12 months, and as such has reclassified the remaining indemnification asset and liability to prepaid and other current assets and accrued expenses, respectively.

Interest expense associated with the amortization of debt issuance costs for the years ended December 31, 2015, 2014 and 2013 was $148, $142 and $57, respectively. The remaining unamortized debt issuance costs are included in Other in the table above.

11. Accrued Expenses

Accrued expenses are as follows:

	December 31,
	2015	2014
Accrued compensation	$4,740	$6,220
Accrued severance charges	717	2,771
Accrued distributor commissions	3,835	3,159
Accrued donor recovery fees	7,144	3,249
Accrued taxes	514	1,249
Accrued restructuring charges	—	13
Accrued indemnification liability	6,579	—
Other	5,080	8,028

	$28,609	$24,689

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

12. Short and Long-Term Obligations

Short and long-term obligations are as follows:

	December 31,
	2015	2014
Term loan	$54,125	$59,375
Credit facilities	25,477	16,435
Capital leases	38	82

Total	79,640	75,892
Less current portion	(6,009)	(6,479)

Long-term portion	$73,631	$69,413

The Company obtained from TD Bank and Regions Bank, a 5-year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility that matures on July 16, 2018, with a variable interest rate between 100 and 175 basis points in excess of the one month LIBOR rate. On October 15, 2014, the Company entered into a second amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which amended the loan agreement to remove certain financial covenants. On June 29, 2015, the Company entered into a third amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $20,000 to $30,000. At December 31, 2015, the interest rate for the term loan and revolving credit facility is 1.86%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTIDS. As of December 31, 2015, there was $24,000 outstanding on the revolving credit facility. The term loan facility requires aggregate principal payments of $18,000 from January 1, 2015 through June 30, 2018, with a final balloon principal payment at the end of the loan agreement. The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, as well as payment of dividends, while requiring a minimum cash balance on hand of $10,000 and certain financial covenant ratios. The Company was in compliance with all financial covenants related to its senior secured credit facility as of December 31, 2015.

In addition to the credit facility with TD Bank and Regions Bank, the Company has through its German subsidiary, three credit facilities with three German banks as of December 31, 2015. Under the terms of the revolving credit facilities, the Company may borrow up to 1,700 Euro, or approximately $1,854, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 2.55% to 8.50%. As of December 31, 2015, there was $1,477 outstanding on revolving credit facilities with German banks.

The total available credit on the Company’s four revolving credit facilities at December 31, 2015 was $6,377. The Company was in compliance with all financial covenants related to its revolving credit facilities as of December 31, 2015.

The Company has capital leases with interest rates ranging from 1.49% to 2.85% and maturity dates through 2017. The $38 representing future maturities of capital leases includes immaterial interest at December 31, 2015. The present value of minimum lease payments as of December 31, 2015 was $38.

As of December 31, 2015, contractual maturities of short and long-term obligations are as follows:

	Term Loan	Credit Facilities	Capital Leases	Total
2016	$4,500	$1,477	$32	$6,009
2017	5,250	—	6	5,256
2018	44,375	24,000	—	68,375

	$54,125	$25,477	$38	$79,640

13. Other Long-Term Liabilities

Other long-term liabilities are as follows:

	December 31,
	2015	2014
Indemnification liability	$—	$11,394
Other	472	213

	$472	$11,607

As described in Note 10, the Company has reclassified the remaining indemnification liability to accrued expenses.

14. Income Taxes

The Company’s income tax (provision) benefit consists of the following components:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(988)	$(1,062)	$127
State	(159)	(150)	167
International	(544)	(86)	219

Total current	(1,691)	(1,298)	513

Deferred:
Federal	(5,695)	(1,118)	8,017
State	68	(76)	1,675
International	(981)	999	905

Total deferred	(6,608)	(195)	10,597

Total income tax (provision) benefit	$(8,299)	$(1,493)	$11,110

The components of the deferred tax assets and liabilities consisted of the following at:

	December 31, 2015		December 31, 2014
	Deferred Income Tax		Deferred Income Tax
	Assets	Liabilities	Assets	Liabilities
Current:
Allowance for bad debts	$—	$—	$415	$—
Inventory	—	—	11,513	—
Net operating losses	—	—	340	—
Tax credits	—	—	2,370	—
Deferred compensation	—	—	3,912	—
Deferred revenue	—	—	1,969	—
Accrued liabilities	—	—	2,517
Other	—	—	—	(208)

Total current	—	—	23,036	(208)

Noncurrent:
Allowance for bad debts	376	—	—	—
Deferred compensation	4,013	—	—	—
Inventory	10,604	—	—	—
Fixed assets and intangibles	—	(7,667)	—	(6,485)
Investments	2,133	—	2,073	—
Net operating losses	2,830	—	3,293	—
Tax credits	4,645	—	2,596	—
Deferred revenue	4,968	—	5,318	—
Accrued liabilities	1,847	—	357	—
Other	—	(258)	—	—
Valuation allowance	(1,106)	—	(959)	—

Total noncurrent	30,310	(7,925)	12,678	(6,485)

Total	$30,310	$(7,925)	$35,714	$(6,693)

The Company expects its deferred tax assets of $22,385, net of the valuation allowance at December 31, 2015 of $1,106, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences, see Note 3.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $1,106 and $959 have been established at December 31, 2015 and December 31, 2014, respectively, against a portion of the deferred tax assets relating to certain net operating loss carryforwards.

The Company recorded a tax benefit from the exercise of stock options in the amount of $1,139, $539, and $315 for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company has U.S. federal net operating loss carryforwards of $1,978 that will expire in 2027.

As of December 31, 2015, the Company has U.S. state net operating loss carryforwards of $20,766 that will expire in the years 2018 through 2035.

As of December 31, 2015, the Company has foreign net operating loss carryforwards of $4,447 that will carryfoward indefinitely.

As of December 31, 2015, the Company has research tax credit carryforwards of $5,693 that will expire in years 2027 through 2035. As of December 31, 2015, the Company has alternative minimum tax credit carryforwards of $827 that will carryfoward indefinitely.

On December 18, 2015, the Protecting Americans from Tax Hikes (“PATH”) Act was signed into law. The PATH retroactively extended the research tax credit to the beginning of 2015. In addition, under PATH the research tax credit is made permanent. Under ASC 740, Accounting for Income Taxes, the effects of the tax legislation are recognized upon enactment. Therefore, the Company recognized the tax benefit associated with the 2015 research tax credit in 2015.

U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to indefinitely reinvest earnings of its foreign subsidiaries outside of the U.S. As of December 31, 2015 and 2014, the amount of undistributed earnings related to the Company’s foreign subsidiaries considered to be indefinitely reinvested was $11,227 and $7,238, respectively.

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

On a rolling three years, the Company’s U.S. operations are in a cumulative income position. The Company considers this objectively verifiable evidence that its current U.S. operations existing on December 31, 2015, have consistently demonstrated the ability to operate at a profit. The Company has a history of utilizing 100 percent of its U.S. deferred taxes assets before they expire and the forecasts of taxable earnings project a complete realization of all U.S. deferred tax assets before they expire, including under stressed scenarios.

The Company’s German and French operations are in a cumulative loss position. However, after adjusting projections of profitability for items not indicative of its ability to generate taxable income in future years its German operations are in a cumulative income position. The Company considers this objectively verifiable evidence that its current German operations existing on December 31, 2015, have consistently demonstrated the ability to operate at a profit. As of December 31, 2015, the Company’s German deferred tax assets primarily relate to net operating loss carryforwards. In general, the Company’s foreign net operating loss carryforwards can be carried forward indefinitely. As a result, the Company has not recorded an additional valuation allowance charge on its German deferred tax assets. The Company has recorded additional valuation allowances on its French deferred tax assets.

The Company has evaluated all available positive and negative evidence, including the extent to which that evidence was objectively verifiable. The Company has concluded, for those jurisdictions where valuation allowances have not been established, the positive evidence outweighed the negative evidence and the deferred tax assets are more likely than not realizable as of December 31, 2015.

The Company will continue to regularly assess the realizability of our deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

As of December 31, 2015, the Company has $1,986 of unrecognized tax benefits, of which $110 were recorded in other liabilities and $1,876 of unrecognized tax benefits were recorded net against deferred tax assets in the accompanying consolidated balance sheet.

The Company’s unrecognized tax benefits are summarized as follows:

	Year Ended December 31,
	2015	2014	2013
Opening balance	$1,787	$2,825	$1,797
Reductions based on tax positions related to the current year	—	(136)	(174)
Additions for tax positions of prior years	199	—	1,337
Reductions for tax positions of prior years	—	(902)	(135)

	$1,986	$1,787	$2,825

The unrecognized tax benefits if recognized, would favorably impact the Company’s effective tax rate.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. There were no interest and penalties recorded in 2015, 2014 and 2013 and no interest and penalties accrued at December 31, 2015 and 2014.

One of the Company’s foreign subsidiaries is undergoing an examination by the German tax authorities. The German examination covers the foreign subsidiary’s 2010 through 2013 tax years.

The effective tax rate differs from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2015	2014	2013
Statutory federal rate	35.00%	35.00%	35.00%
State income taxes—net of federal tax benefit	0.25%	3.51%	4.14%
Foreign rate differential	(2.18%)	4.99%	(0.46%)
Other permanent expenses	0.56%	(1.25%)	(4.27%)
Research tax credits	(0.28%)	(7.52%)	3.56%
Domestic production activities deduction	—	(4.33%)	—
Unrecognized tax benefits	—		0.86%
Valuation allowance	0.85%	5.26%	—
Other reconciling items, net	1.55%	(0.02%)	(0.42%)

Effective tax rate	35.75%	35.64%	38.41%

For the years ended December 31, 2015, 2014 and 2013, the Company had no individually significant other reconciling items.

15. Preferred Stock

Preferred stock is as follows:

	Preferred Stock Liquidation Value	Preferred Stock Issuance Costs	Net Total
Balance at July 16, 2013	$50,000	$(1,290)	$48,710
Accrued dividend payable	1,375	—	1,375
Dividend paid	(625)	—	(625)
Amortization of preferred stock issuance costs	—	77	77

Balance at December 31, 2013	50,750	(1,213)	49,537
Accrued dividend payable	3,113	—	3,113
Amortization of preferred stock issuance costs	—	184	184

Balance at December 31, 2014	53,863	(1,029)	52,834
Accrued dividend payable	3,305	—	3,305
Amortization of preferred stock issuance costs	—	184	184

Balance at December 31, 2015	$57,168	$(845)	$56,323

On June 12, 2013, the Company and WSHP entered into an investment agreement. Pursuant to the terms of the investment agreement, the Company agreed to a $50,000 private placement of convertible preferred equity with WSHP. In connection with the closing of the transactions contemplated by the investment agreement, the Company and WSHP amended the investment agreement on July 15, 2013, and the Company filed a Certificate of Designation of Series A Convertible Preferred Stock creating the Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), and establishing the designations, preferences, and other rights of the Preferred Stock. The Preferred Stock accrues dividends at a rate of 6% per annum. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period will accumulate until paid in cash or converted to common stock. The payments of dividends may be restricted by various covenants under our credit agreement with TD Bank and Regions Bank.

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

17. Restructuring Charges

The Company instituted a restructuring plan primarily related to termination of employees and a location closure as a result of the integration activities following the acquisition of Pioneer, which resulted in $2,881 of expenses for the year ended December 31, 2013. The total restructuring charges were paid in full by February 28, 2015. Severance payments were made to terminated employees over periods ranging from one month to twelve months and did not have a material impact on cash flows of the Company in any quarterly period. The following table includes a rollforward of restructuring charges included in accrued expenses, see Note 11.

Accrued restructuring charges at January 1, 2015	$13
Cash payments	(13)

Accrued restructuring charges at December 31, 2015	$—

18. Severance Charges

The Company recorded severance charges related to the termination of former employees as a result of the Company flattening its organizational structure, which resulted in $4,798 of expenses for the year ended December 31, 2014. The total severance charges were paid in full by December 31, 2015. Severance payments were made to terminated employees over periods ranging from one month to twelve months and did not have a material impact on cash flows of the Company in any quarterly period.

The Company recorded additional severance charges related to the termination of former employees as a result of the Company reorganizing its distribution force, which resulted in $995 of expenses for the year ended December 31, 2015. The total severance charges are expected to be paid in full prior to December 31, 2016. Severance payments are made to terminated employees over periods ranging from one month to twelve months and will not have a material impact on cash flows of the Company in any quarterly period. The following table includes a rollforward of severance charges included in accrued expenses, see Note 11.

Accrued severance charges at January 1, 2015	$2,771
Severance cash payments	(2,591)
Stock based compensation	(310)
Employee separation expenses accrued in 2015	995

Accrued severance charges at December 31, 2015	$865

19. Retirement Benefits

The Company has a qualified 401(k) plan available to all U.S. employees who meet certain eligibility requirements. The 401(k) plan allows each employee to contribute up to the annual maximum allowed under the Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee’s earnings. For the years ended December 31, 2015, 2014 and 2013, the amounts expensed under the plan were $3,034, $2,663 and $1,964, respectively.

20. Concentrations of Risk

Distribution—The Company’s principal concentration of risk is related to its limited distribution channels. The Company’s revenues include the distribution efforts of thirteen independent companies with significant revenues coming from three of the distribution companies, Zimmer Biomet Holdings Inc. (“Zimmer”), Medtronic, PLC (“Medtronic”) and Davol Inc (“Davol”). The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	Year Ended December 31,
	2015	2014	2013
Percent of revenues derived from:
Distributor
Zimmer Biomet Holdings, Inc.	24%	18%	17%
Medtronic, PLC	10%	12%	16%
Davol, Inc.	3%	5%	9%
International	8%	9%	10%

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

21. Commitments and Contingencies

Distribution Agreement with Medtronic – On October 12, 2013, the Company entered into a replacement distribution agreement with Medtronic, plc. (“Medtronic”), pursuant to which Medtronic will distribute certain allograft implants for use in spinal, general orthopedic and trauma surgery. Under the terms of this distribution agreement, Medtronic will be a non-exclusive distributor except for certain specified implants for which Medtronic will be the exclusive distributor. Medtronic will maintain its exclusivity with respect to these specified implants unless the cumulative fees received by us from Medtronic for these specified implants decline by a certain amount during any trailing 12-month period. The initial term of this distribution agreement will continue through December 31, 2017, unless earlier terminated in accordance with this distribution agreement. This initial term will automatically renew for successive five-year periods, unless either party provides written notice of its intent not to renew at least one year prior to the expiration of the initial term or the applicable renewal period. This distribution agreement superseded and replaced our prior distribution agreement with Medtronic which would have expired in accordance with its terms in June 2014.

Exclusive License Agreement with Athersys - On September 10, 2010, the Company entered into an Exclusive License Agreement with Athersys, pursuant to which Athersys will provide the Company access to its MAPC technologies to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications. In consideration for the Exclusive License, the Company agreed to pay Athersys the following: 1) a non-refundable $3,000 license fee, payable in three time-based $1,000 installments, the last of which was paid in the first quarter of 2011, 2) payment of $2,000 contingent upon successful achievement of certain development milestones which the Company paid in 2012, and 3) up to $32,500 contingent upon achievement of certain cumulative revenue milestones in future years. In addition, the Company pays Athersys royalties from the distribution of implants under a tiered royalty structure based on achievement of certain cumulative revenue milestones. The term of this license agreement is the remaining life of any applicable patent or trade secret. These acquired licensing rights are being amortized to expense on a straight-line basis over the expected life of the asset.

Distribution Agreement with Zimmer Dental Inc. - On September 3, 2010, the Company and Zimmer Dental Inc. (“Zimmer Dental”), a subsidiary of Zimmer, entered into an exclusive distribution agreement, with an effective date of September 30, 2010. This distribution agreement has an initial term of ten years. Under the terms of this distribution agreement, the Company has agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer Dental has agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer Dental’s exclusive distribution rights, Zimmer Dental agreed to the following: 1) payment to the Company of $13,000 within ten days of the effective date (the “Upfront Payment”); 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year; and, 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer Dental’s ability to distribute the implants, Zimmer Dental may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in this distribution agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by the Company to the satisfaction of Zimmer Dental. The Upfront Payment, the Annual Exclusivity Fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the Upfront Payment and the Annual Exclusivity Fees are deferred as received and are being recognized as other revenues over the term of this distribution agreement based on the expected contractual escalating annual purchase minimums relative to the total contractual minimum purchase requirements in this distribution agreement. Additionally, the Company has considered the potential impact of this distribution agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to this distribution agreement.

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

Leases—The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2019. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. Rent expense for the years ended December 31, 2015, 2014, and 2013 was $1,443, $1,609 and $1,529, respectively, and is included as a component of marketing, general and administrative expenses.

Future minimum lease commitments under non-cancelable operating leases as of December 31, 2015 are as follows:

Operating Leases
2016	$1,874
2017	1,121
2018	560
2019	319
2020 and beyond	144

$4,018

22. Legal and Regulatory Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2015 will have a material adverse impact on its financial position or results of operations.

Litigation and Settlement Charges. — In the fourth quarter of 2015, the Company reached agreements with three separate entities for the resolution of various claims asserted by these entities for breach of contract. The Company recorded cumulative litigation and settlement charges of $804 pertaining to the aforementioned agreements.

Lanx, Inc. — Lanx, a subsidiary of Biomet, Inc. filed suit in the second quarter of 2013 against Pioneer in the U.S. District Court, District of Colorado, alleging that one of the Company’s medical devices infringed certain of Lanx’s U.S. intellectual property rights, and sought monetary damages and threatened injunctive relief. In the second quarter of 2014, the parties resolved the claim with no material financial impact to the Company or its operations. As part of the resolution of the claim, a settlement payment of $325 was made to Lanx from the indemnification escrow account, see Note 10 Other Assets.

Coloplast — The Company is presently named as co-defendant along with other companies in a small percentage of the transvaginal surgical mesh (“TSM”) mass tort claims being brought in various state and federal courts. The TSM litigation has as its catalyst various Public Health Notifications issued by the U.S. Food and Drug Administration (“FDA”) with respect to the placement of certain TSM implants that were the subject of 510k regulatory clearance prior to their distribution. The Company does not process or otherwise manufacture for distribution in the U.S. any implants that were the subject of these FDA Public Health Notifications. The Company denies any allegations against it and intends to continue to vigorously defend itself.

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”). There are presently 435 Tissue Only Claims and 443 Tissue-Non-Coloplast Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

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

23. Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment composed of six lines of business. The Company’s lines of business are composed primarily of six categories: spine, ortho fixation, sports medicine, BGS and general orthopedic, dental and surgical specialties. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues and their respective percentages of the Company’s total revenues for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	(In thousands)
Revenues:
Spine	$76,968	27.3%	$82,663	31.5%	$57,334	28.9%
Ortho fixation	55,585	19.7%	37,133	14.1%	14,525	7.3%
Sports medicine	46,735	16.5%	46,758	17.8%	42,594	21.5%
BGS and general orthopedic	42,283	15.0%	36,747	14.0%	27,864	14.1%
Dental	23,621	8.4%	20,810	7.9%	19,779	10.0%
Surgical specialties	23,499	8.3%	26,999	10.3%	27,666	14.0%
Other revenues	13,602	4.8%	11,700	4.5%	8,217	4.2%

Total revenues	$282,293	100.0%	$262,810	100.0%	$197,979	100.0%

Domestic revenues	$260,387	92.2%	$238,936	90.9%	$177,207	89.5%
International revenues	21,906	7.8%	23,874	9.1%	20,772	10.5%

Total revenues	$282,293	100.0%	$262,810	100.0%	$197,979	100.0%

The following table presents property, plant and equipment - net by significant geographic location:

	December 31,
	2015	2014
Property, plant and equipment - net:
Domestic	$72,901	$63,009
International	12,091	14,019

Total	$84,992	$77,028

24. Quarterly Results of Operations (Unaudited)

The following table sets forth the results of operations for the periods indicated:

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Quarter Ended:
Revenues	$68,034	$71,609	$66,529	$76,121
Gross profit	36,999	37,203	35,233	40,307
Net income applicable to common shares	2,934	2,685	2,670	3,321

Net income per common share:
Basic	$0.05	$0.05	$0.05	$0.06
Diluted	0.05	0.05	0.05	0.06

The Company’s acquisition of Pioneer added diversification of our implant portfolio, expanded our direct distribution and marketing organizations and enhanced our international business. The Company continues to maintain its commitment to research and development and the introduction of new strategically targeted allograft, xenograft, metal and synthetic implants as well as focused clinical efforts to support their acceptance in the marketplace. In the fourth quarter of 2015, the Company’s net income was negatively impacted by asset abandonments of $814, litigation and settlement charges of $804 and severance charges of $995.

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

The Company’s acquisition of Pioneer added diversification to our implant portfolio, expanded our direct distribution and marketing organizations and enhanced our international business. The Company continues to maintain its commitment to research and development and the introduction of new strategically targeted allograft, xenograft, metal and synthetic implants as well as focused clinical efforts to support their acceptance in the marketplace. In 2014, the Company’s net income was negatively impacted by an inventory purchase accounting adjustment of $5,708, a severance charge of $4,798 and a litigation settlement charge of $185.

25. Subsequent Events

The Company evaluated subsequent events as of the issuance date of the consolidated financial statements as defined by FASB ASC 855 Subsequent Events, and identified no subsequent events that require adjustment to, or disclosure of, in these consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions- Write-offs, Payments	Balance at End of Period
For the year ended December 31, 2015:
Allowance for doubtful accounts	$818	$1,037	$401	$1,454
Allowance for product returns	525	531	342	714
Allowance for obsolescence	5,112	5,390	3,419	7,083
Deferred tax asset valuation allowance	959	197	50	1,106

For the year ended December 31, 2014:
Allowance for doubtful accounts	492	709	383	818
Allowance for product returns	343	182	—	525
Allowance for obsolescence	5,399	3,763	4,050	5,112
Deferred tax asset valuation allowance	469	490	—	959

For the year ended December 31, 2013:
Allowance for doubtful accounts	346	180	34	492
Allowance for product returns	283	255	195	343
Allowance for obsolescence	7,735	1,785	4,121	5,399
Deferred tax asset valuation allowance	469	—	—	469

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 7, 2016	RTI SURGICAL, INC.

	By:	/s/ Brian K. Hutchison
Brian K. Hutchison
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian K. Hutchison Brian K. Hutchison	President and Chief Executive Officer (Principal Executive Officer) and Director	March 7, 2016

/s/ Robert P. Jordheim Robert P. Jordheim	Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)	March 7, 2016

/s/ Curt M. Selquist Curt M. Selquist	Chairman	March 7, 2016

/s/ Peter F. Gearen Peter F. Gearen	Vice Chairman	March 7, 2016

/s/ Dean H. Bergy Dean H. Bergy	Director	March 7, 2016

/s/ Philip R. Chapman Philip R. Chapman	Director	March 7, 2016

/s/ Thomas A. McEachin Thomas A. McEachin	Director	March 7, 2016

/s/ Adrian J.R. Smith Adrian J.R. Smith	Director	March 7, 2016

/s/ Christopher R. Sweeney Christopher R. Sweeney	Director	March 7, 2016

/s/ Shirley A. Weis Shirley A. Weis	Director	March 7, 2016

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Date Filed

3.1*	Amended and Restated Certificate of Incorporation of RTI Surgical, Inc.

3.2*	Amended and Restated Bylaws of RTI Surgical, Inc..

3.3	Certificate of Designation of Series A Convertible Preferred Stock of RTI Surgical, Inc., dated July 16, 2013.	8-K	000-31271	7/19/2013

3.4	Certificate of Ownership and Merger dated July 16, 2013.	8-K	000-31271	7/19/2013

4.3	Specimen Stock Certificate.	S-1	333-35756	8/02/2000

10.1‡	Omnibus Stock Option Plan.	S-1	333-35756	4/27/2000

10.2‡	Year 2000 Compensation Plan.	S-1	333-35756	4/27/2000

10.3‡	RTI Regeneration Technologies, Inc. 2004 Equity Incentive Plan.	10-Q	000-31271	6/30/2004

10.4‡	Form of Nonqualified Stock Option Grant Agreement.	10-K (2004)	000-31271	3/16/2005

10.5‡	Form of Incentive Stock Option Grant Agreement.	10-K (2004)	000-31271	3/16/2005

10.6‡	RTI Surgical, Inc. 2010 Equity Incentive Plan.	DEF 14A	000-31271	3/19/2010

10.7†	Exclusive Distribution Agreement between RTI Biologics, Inc. and Zimmer Dental Inc., dated as of September 3, 2010 and effective as of September 30, 2010.	10-Q (Q3 2010)	000-31271	11/08/2010

10.8‡	RTI Biologics, Inc. Executive Nonqualified Excess Plan.	10-K (2011)	000-31271	2/15/2012

10.9‡	Form of Executive Transition Agreement.	8-K	000-31271	9/4/2012

10.10‡	Executive Transition Agreement with Brian K. Hutchison, dated August 29, 2012.	8-K	000-31271	9/4/2012

10.11‡	Extension Letter with Brian K. Hutchison, dated August 28, 2015, extending Executive Transition Agreement through December 31, 2015.	8-K	000-31271	8/31/2015

10.12‡	Extension Letter with Robert P. Jordheim, dated August 28, 2015, extending Executive Transition Agreement through December 31, 2015.	8-K	000-31271	8/31/2015

10.13‡	Extension Letter with Roger W. Rose, dated August 28, 2015, extending Executive Transition Agreement through December 31, 2015.	8-K	000-31271	8/31/2015

10.14‡	Extension Letter with Caroline A. Hartill, dated August 28, 2015, extending Executive Transition Agreement through December 31, 2015.	8-K	000-31271	8/31/2015

10.15‡	Extension Letter with Brian K. Hutchison, dated December 3, 2015, extending Executive Transition Agreement through December 31, 2018.	8-K	000-31271	12/4/2015

10.16‡	Extension Letter with Robert P. Jordheim, dated December 3, 2015, extending Executive Transition Agreement through December 31, 2018.	8-K	000-31271	12/4/2015

10.17‡	Extension Letter with Roger W. Rose, dated December 3, 2015, extending Executive Transition Agreement through December 31, 2018.	8-K	000-31271	12/4/2015

10.18‡	Extension Letter with Caroline A. Hartill, dated December 3, 2015, extending Executive Transition Agreement through December 31, 2018.	8-K	000-31271	12/4/2015

10.19	Second Amended and Restated Loan Agreement dated July 16, 2013 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	8-K	000-31271	7/19/2013

10.20	First Amendment to the Second Amended and Restated Loan Agreement dated December 30, 2013 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	8-K	000-31271	12/30/2013

10.21	Investment Agreement, dated as of June 12, 2013, by and between RTI Biologics, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	6/13/2013

10.22	Amendment to Investment Agreement, dated as of July 15, 2013 by and among RTI Biologics, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	7/19/2013

10.23	Investor Rights Agreement dated as of July 16, 2013 by and between RTI Surgical, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	7/19/2013

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Date Filed

10.24	Form of Water Street Director Indemnification Agreement.	8-K	000-31271	7/19/2013

10.25	Form of Director Indemnification Agreement.	8-K	000-31271	7/19/2013

10.26*†	2013 Distribution Agreement, effective as of October 12, 2013, between RTI Surgical, Inc. and Medtronic Sofamor Danek USA, Inc.	10-K (2013)	000-31271	3/10/2014

10.27*	Second Amendment to the Second Amended and Restated Loan Agreement dated October 15, 2014 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	10-K (2014)	000-31271	3/4/2015

10.28	Third Amendment to the Second Amended and Restated Loan Agreement dated June 29, 2015 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	8-K	000-31271	7/2/2015

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.
‡	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	Filed herewith.