Form 10-Q
period 2016-03-31
RTI SURGICAL, INC.
filed 2016-05-04
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Shares of common stock, $0.001 par value, outstanding on April 27, 2016: 58,026,674

RTI SURGICAL, INC.

FORM 10-Q For the Quarter Ended March 31, 2016

Part I Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$11,728	$12,614
Accounts receivable - less allowances of $1,651 at March 31, 2016 and $1,454 at December 31, 2015	42,000	47,243
Inventories - net	122,459	118,673
Prepaid and other current assets	13,157	13,184

Total current assets	189,344	191,714

Property, plant and equipment - net	87,538	84,992
Deferred tax assets - net	21,847	22,385
Goodwill	54,887	54,887
Other intangible assets - net	26,277	26,213
Other assets - net	432	471

Total assets	$380,325	$380,662

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$24,301	$20,446
Accrued expenses	21,642	28,609
Current portion of deferred revenue	4,922	4,865
Current portion of short and long-term obligations	5,658	5,853

Total current liabilities	56,523	59,773

Long-term obligations - less current portion	72,290	73,384
Other long-term liabilities	510	472
Deferred revenue	10,081	9,354

Total liabilities	139,404	142,983

Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	57,227	56,323

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 58,026,674 and 57,803,111 shares issued and outstanding, respectively	58	58
Additional paid-in capital	417,308	417,725
Accumulated other comprehensive loss	(6,580)	(7,042)
Accumulated deficit	(226,538)	(228,939)
Less treasury stock, 259,443 and 230,352 shares, respectively, at cost	(554)	(446)

Total stockholders’ equity	183,694	181,356

Total liabilities and stockholders’ equity	$380,325	$380,662

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2016	2015
Revenues	$67,351	$68,034
Costs of processing and distribution	31,326	31,035

Gross profit	36,025	36,999

Expenses:
Marketing, general and administrative	27,860	27,255
Research and development	4,161	3,580

Total operating expenses	32,021	30,835

Operating income	4,004	6,164

Other (expense) income:
Interest expense	(361)	(318)
Interest income	1	2
Foreign exchange gain	46	22

Total other expense - net	(314)	(294)

Income before income tax provision	3,690	5,870
Income tax provision	(1,289)	(2,128)

Net income	2,401	3,742

Convertible preferred dividend	(858)	(808)

Net income applicable to common shares	1,543	2,934

Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	462	(3,475)

Comprehensive income (loss)	$2,005	$(541)

Net income per common share - basic	$0.03	$0.05

Net income per common share - diluted	$0.03	$0.05

Weighted average shares outstanding - basic	57,914,893	57,087,497

Weighted average shares outstanding - diluted	58,211,644	57,949,224

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2016

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2015	$58	$417,725	$(7,042)	$(228,939)	$(446)	$181,356

Net income	—	—	—	2,401	—	2,401
Foreign currency translation adjustment	—	—	462	—	—	462
Exercise of common stock options	—	—	—	—	—	—
Stock-based compensation	—	500	—	—	—	500
Purchase of treasury stock	—	—	—	—	(108)	(108)
Amortization of preferred stock Series A issuance costs	—	(46)	—	—	—	(46)
Preferred stock Series A dividend	—	(858)	—	—	—	(858)
Change in tax benefit from stock-based compensation	—	(13)	—	—	—	(13)

Balance, March 31, 2016	$58	$417,308	$(6,580)	$(226,538)	$(554)	$183,694

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,401	$3,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,310	3,966
Provision for bad debts and product returns	304	615
Provision for inventory write-downs	945	1,196
Amortization of deferred revenue	(1,217)	(2,746)
Deferred income tax provision	413	258
Stock-based compensation	500	573
Other	168	525
Change in assets and liabilities:
Accounts receivable	5,073	(1,924)
Inventories	(4,331)	(4,283)
Accounts payable	2,764	171
Accrued expenses	(7,076)	(3,864)
Deferred revenue	2,000	2,000
Other operating assets and liabilities	169	777

Net cash provided by operating activities	6,423	1,006

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,637)	(4,265)
Patent and acquired intangible asset costs	(1,196)	(22)

Net cash used in investing activities	(5,833)	(4,287)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	714
Proceeds from long-term obligations	3,000	—
Net (payments) proceeds from short-term obligations	(249)	510
Payments on long-term obligations	(4,133)	(1,513)
Other financing activities	(108)	(160)

Net cash used in financing activities	(1,490)	(449)

Effect of exchange rate changes on cash and cash equivalents	14	(69)

Net decrease in cash and cash equivalents	(886)	(3,799)
Cash and cash equivalents, beginning of period	12,614	15,703

Cash and cash equivalents, end of period	$11,728	$11,904

Supplemental cash flow disclosure:
Cash paid for interest	$393	$389
Cash paid for income taxes, net of refunds	38	754
Non-cash acquisition of property, plant and equipment	1,586	30
Stock-based compensation related to severance	—	310
Increase in accrual for dividend payable	858	808

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	Operations and Organization

The Company is a leader in the use of natural tissues, metals and synthetics to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. The Company processes donated human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue, and bovine and porcine animal tissue in producing allograft and xenograft implants utilizing proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes, and manufactures metal and synthetic implants for distribution to hospitals and surgeons. The Company processes tissue at two facilities in Alachua, Florida and one facility in Neunkirchen, Germany, and manufactures metal and synthetic implants in Marquette, Michigan and Greenville, North Carolina. The Company distributes its implants and services in all 50 states and in over 45 countries worldwide.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, comprehensive income (loss) and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Compensation – Stock Compensation — In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation” (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact that adopting this new accounting standard will have on its condensed consolidated financial statements and footnote disclosures.

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

In March and April 2016, the FASB issued two updates to the revenue recognition guidance (Topic 606), ASU 2016-08 “Principal Versus Agent Considerations” (Reporting Revenue Gross Versus Net) and ASU 2016-10 “Identifying Performance Obligations and Licensing”. The Company has not yet selected a transition method and is evaluating the accounting and disclosure requirements on its condensed consolidated financial statements; however, the Company is in the process of evaluating the effect these ASU’s will have on the classification of revenue and related disclosures.

Simplifying the Presentation of Debt Issuance Costs — In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs”. This ASU simplifies the accounting for debt issuance costs by requiring such costs to be presented as a direct deduction from the related debt liability rather than as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The ASU requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. The Company’s adoption of this ASU resulted in a reclassification of the Company’s debt issuance costs at March 31, 2016 and December 31, 2015.

4.	Stock-Based Compensation

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

Stock Options

As of March 31, 2016, there was $3,611 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.61 years.

Stock options outstanding, exercisable and available for grant at March 31, 2016 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	5,661,514	$4.49
Granted	619,352	3.31
Exercised	—	—
Forfeited or expired	(253,076)	6.02

Outstanding at March 31, 2016	6,027,790	$4.30	5.94	$2,035

Vested or expected to vest at March 31, 2016	5,714,790	$4.31	5.78	$1,926

Exercisable at March 31, 2016	3,840,338	$4.38	4.59	$1,411

Available for grant at March 31, 2016	3,463,943

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price.

Other information concerning stock options are as follows:

	For the Three Months Ended March 31,
	2016	2015
Weighted average fair value of stock options granted	$1.55	$2.48
Aggregate intrinsic value of stock options exercised	—	510

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference between the fair market value of the underlying common stock and the stock option exercise prices, of the stock options exercised during the period.

Restricted Stock Awards

During the first quarter of 2016, the Company granted 223,563 shares of time-based restricted stock and 223,563 shares of performance-based restricted stock of which both awards vest over a three year period, with a weighted-average grant date fair value of $3.31 per share. As of March 31, 2016, there was $1,638 of total unrecognized stock-based compensation related to time-based and performance-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.22 years.

For the three months ended March 31, 2016 and 2015, the Company recognized stock-based compensation as follows:

	For the Three Months Ended March 31,
	2016	2015
Stock-based compensation:
Costs of processing and distribution	$33	$33
Marketing, general and administrative	452	525
Research and development	15	15

Total	$500	$573

5.	Net Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Months Ended March 31,
	2016	2015
Basic shares	57,914,893	57,087,497
Effect of dilutive securities:
Stock options	296,751	861,727

Diluted shares	58,211,644	57,949,224

For the three months ended March 31, 2016 and 2015, approximately 4,722,517 and 1,695,436, respectively, of issued stock options were not included in the computation of diluted net income per common share because they were anti-dilutive since their exercise price exceeded the market price.

For the three months ended March 31, 2016 and 2015, 50,000 shares of convertible preferred stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net income per common share.

6.	Inventories

Inventories by stage of completion are as follows:

	March 31, 2016	December 31, 2015
Unprocessed tissue, raw materials and supplies	$31,736	$33,028
Tissue and work in process	38,653	36,614
Implantable tissue and finished goods	52,070	49,031

	$122,459	$118,673

For the three months ended March 31, 2016 and 2015, the Company had inventory write-downs of $945 and $1,196, respectively, relating primarily to product obsolescence.

7.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	March 31, 2016	December 31, 2015
Land	$2,369	$2,319
Buildings and improvements	63,969	63,699
Processing equipment	43,033	41,831
Surgical instruments	17,111	15,702
Office equipment, furniture and fixtures	4,914	4,657
Computer equipment and software	12,342	11,804
Construction in process	13,375	10,850
Office equipment under capital leases	152	152

	157,265	151,014
Less accumulated depreciation	(69,727)	(66,022)

	$87,538	$84,992

For the three months ended March 31, 2016 and 2015, the Company had depreciation expense in connection with property, plant and equipment of $3,382 and $2,944, respectively.

8.	Other Intangible Assets

Other intangible assets are as follows:

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$11,498	$3,641	$11,532	$3,448
Acquired licensing rights	11,850	7,844	10,850	7,691
Marketing and procurement intangible assets	22,223	7,809	22,179	7,209

Total	$45,571	$19,294	$44,561	$18,348

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists and non-compete agreements.

For the three months ended March 31, 2016 and 2015, the Company had amortization expense of other intangible assets of $928 and $1,022, respectively. At March 31, 2016, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense
2016	$2,550
2017	3,300
2018	3,300
2019	3,300
2020	3,300

$15,750

9.	Accrued Expenses

Accrued expenses are as follows:

	March 31, 2016	December 31, 2015
Accrued compensation	$3,152	$4,740
Accrued severance charges	252	865
Accrued distributor commissions	3,711	3,835
Accrued donor recovery fees	4,115	7,144
Accrued taxes	499	514
Accrued indemnification liability	6,289	6,579
Other	3,624	4,932

	$21,642	$28,609

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

10.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	March 31, 2016	December 31, 2015
Term loan	$52,636	$53,722
Credit facilities	25,281	25,477
Capital leases	31	38

Total	77,948	79,237
Less current portion	(5,658)	(5,853)

Long-term portion	$72,290	$73,384

The Company obtained from TD Bank and Regions Bank, a 5-year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility that matures on July 16, 2018, with a variable interest rate between 100 and 175 basis points in excess of the one month LIBOR rate. On October 15, 2014, the Company entered into a second amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which amended the loan agreement to remove certain financial covenants. On June 29, 2015, the Company entered into a third amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $20,000 to $30,000. At March 31, 2016, the interest rate for the term loan and revolving credit facility is 1.94%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTIDS. As of March 31, 2016, there was $24,000 outstanding on the revolving credit facility. The term loan facility requires aggregate principal payments of $11,625 from April 1, 2016 through June 30, 2018, with a final balloon principal payment at the end of the loan agreement. The credit agreement limits indebtedness and liens, restricts payment of dividends, requires the Company to maintain a minimum cash balance on hand of $10,000 and prescribes certain financial covenant ratios. The Company was in compliance with these financial covenants related to its senior secured credit facility as of March 31, 2016.

In addition to the credit facility with TD Bank and Regions Bank, the Company has through its German subsidiary, three credit facilities with three German banks as of March 31, 2016. Under the terms of the revolving credit facilities, the Company may borrow up to 1,700 Euro, or approximately $1,924, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 2.55% to 8.50%. As of March 31, 2016, there was $1,281 outstanding on revolving credit facilities with German banks.

The total available credit on the Company’s four revolving credit facilities at March 31, 2016 was $6,643. The Company was in compliance with the financial covenants related to its revolving credit facilities as of March 31, 2016.

The Company has capital leases with interest rates ranging from 1.49% to 2.85% and maturity dates through 2017. The $31 representing future maturities of capital leases includes immaterial interest at March 31, 2016. The present value of minimum lease payments as of March 31, 2016 was $31.

As of March 31, 2016, contractual maturities of long-term obligations are as follows:

	Term Loan	Credit Facilities	Capital Leases	Total
2016	$3,258	$1,281	$25	$4,564
2017	5,094	—	6	5,100
2018	44,284	24,000	—	68,284

	$52,636	$25,281	$31	$77,948

11.	Income Taxes

The Company expects its deferred tax assets of $21,847, net of the valuation allowance at March 31, 2016 of $1,172, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $1,172 and $1,106 have been established at March 31, 2016 and December 31, 2015, respectively, against a portion of the deferred tax assets relating to certain net operating loss carryforwards.

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

On a rolling three years, the Company’s U.S. operations are in a cumulative income position. The Company considers this objectively verifiable evidence that its current U.S. operations existing on March 31, 2016, have consistently demonstrated the ability to operate at a profit. The Company has a history of utilizing 100 percent of its U.S. deferred taxes assets before they expire and the forecasts of taxable earnings project a complete realization of all U.S. deferred tax assets before they expire, including under stressed scenarios.

The Company’s German operations are also in a cumulative income position. The Company considers this objectively verifiable evidence that its current German operations existing on March 31, 2016, have consistently demonstrated the ability to operate at a profit. As of March 31, 2016, the Company’s German deferred tax assets primarily relate to net operating loss carryforwards. In general, the Company’s foreign net operating loss carryforwards can be carried forward indefinitely.

The Company’s French operations are in a cumulative loss position. The Company has recorded a full valuation allowance on its French deferred tax assets.

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

12.	Preferred Stock

On June 12, 2013, the Company and WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners, a leading healthcare-focused private equity firm (“Water Street”), entered into an investment agreement. Pursuant to the terms of the investment agreement, the Company issued $50,000 of convertible preferred equity to Water Street in a private placement which closed on July 16, 2013, with preferred stock issuance costs of $1,290. The Preferred Stock accrues dividends at a rate of 6% per annum. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period will accumulate until paid in cash or converted to common stock. The payments of dividends may be restricted by various covenants under our credit agreement with TD Bank and Regions Bank.

Preferred stock is as follows:

	Preferred Stock Liquidation Value	Preferred Stock Issuance Costs	Net Total
Balance at December 31, 2015	$57,168	$(845)	$56,323
Accrued dividend payable	858	—	858
Amortization of preferred stock issuance costs	—	46	46

Balance at March 31, 2016	$58,026	$(799)	$57,227

13.	Severance Charges

The Company recorded severance charges related to the termination of former employees as a result of the Company reorganizing its distribution force, which resulted in $995 of expenses for the year ended December 31, 2015. The total severance charges are expected to be paid in full prior to December 31, 2016. Severance payments are made to terminated employees over periods ranging from one month to twelve months and will not have a material impact on cash flows of the Company in any quarterly period. The following table includes a rollforward of severance charges included in accrued expenses, see Note 9.

Accrued severance charges at January 1, 2016	$865
Severance cash payments	(613)

Accrued severance charges at March 31, 2016	$252

14.	Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2016 will have a material adverse impact on its financial position or results of operations.

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

In addition to claims made directly against the Company, Coloplast, a manufacturer and distributor of TSM’s and a distributor of certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”). There are presently 480 Tissue Only Claims and 483 Tissue-Non-Coloplast Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, it is not possible to evaluate and estimate with reasonable certainty the impact that current or any future TSM litigation may have on the Company.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

15.	Regulatory Actions

In the quarter ended September 30, 2014, the Company received a letter from the FDA regarding the Company’s map3® cellular allogeneic bone graft. The letter addresses some technical aspects of the processing of the map3® allograft, as well as language included on the Company’s website. The Company has submitted an initial response to the FDA letter and a comprehensive package of data to address the FDA’s comments and provide clarifying information regarding the technical components of the implant processing. The Company believes that in both developing and processing of map3®, the Company has properly considered the relevant regulatory requirements. Additionally, the Company has removed the relevant information from the website pending thorough review and revisions as needed. The Company is committed to resolving the concerns raised by the FDA. However, it is not possible to predict the specific outcome or timing of a resolution at this time.

16.	Commitments and Contingencies

Distribution Agreement with Davol - On July 13, 2009, the Company and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement: 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019; 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019; and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The non-refundable fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the $8,000 and $3,500 exclusivity payments were deferred and were being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013 and in the breast reconstruction market effective January 1, 2015. As a result, the Company recognized additional deferred revenue as other revenues during the three months ended March 31, 2015, of $1,500, due to the acceleration of deferred revenue recognition relating to Davol relinquishing its exclusive distribution rights in the breast reconstruction markets. The remaining balance is being recognized as other revenues on a straight-line basis over the remaining term of the amended contract.

17.	Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment composed of six lines of business. Effective January 1, 2016, the reporting of the Company’s lines of business are composed primarily of six categories: spine; sports medicine and orthopedics; surgical specialties; cardiothoracic; international; and global commercial. The Company’s previous lines of business were composed of: spine; ortho fixation; sports medicine; bone graft substitutes and general orthopedic; dental; and surgical specialties. The prior year comparable revenue information has been restated to conform to the current year presentation. The Company believes that the change in the reporting of the Company’s lines of business will facilitate a better understanding of our lines of business and align more closely with the end markets in which the Company competes. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues for the three months ended March 31, 2016 and 2015, respectively:

	For the Three Months Ended March 31,
	2016	2015
	(In Thousands)
Revenues:
Spine	$17,094	$14,640
Sports medicine and orthopedics	12,520	12,976
Surgical specialties	1,015	650
Cardiothoracic	2,534	1,961
International	5,517	4,671

Subtotal direct	38,680	34,898
Global commercial	25,330	28,919
Other revenues	3,341	4,217

Total revenues	$67,351	$68,034

Domestic revenues	61,184	62,688
International revenues	6,167	5,346

Total revenues	$67,351	$68,034

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	For the Three Months Ended March 31,
	2016	2015
Percent of revenues derived from:
Distributor
Zimmer Biomet Holdings, Inc.	17%	20%
Medtronic, PLC	7%	9%
International	9%	8%

The following table presents property, plant and equipment - net by significant geographic location:

	March 31, 2016	December 31, 2015
Property, plant and equipment - net:
Domestic	$75,119	$72,901
International	12,419	12,091

Total	$87,538	$84,992

18.	Subsequent Events

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

Cautionary Statement Relating to Forward Looking Statements

Information contained in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “requires,” “hopes,” “assumes” or comparable terminology, or by discussions of strategy. There can be no assurance that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 constitute cautionary statements which identify some of the factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Management Overview

RTI Surgical, Inc. together with its subsidiaries, designs, develops, manufactures and distributes surgical implants for use in a variety of surgical procedures. We are a leader in providing tissue implants as well as metal and synthetic implants for the benefit of surgeons and patients worldwide. We process donated human musculoskeletal and other tissues including bone, cartilage, tendons, ligaments, fascia lata, pericardium, sclera, cornea and dermal tissues, as well as bovine and porcine animal tissues to produce allograft and xenograft implants. We process the majority of our tissue implants using our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. In addition, we manufacture, market and distribute metal and synthetic implants for treatment of spinal and other orthopedic disorders. Our implants are used in the fields of spine, ortho fixation, sports medicine, bone graft substitutes and general orthopedic, surgical specialties, cardiothoracic and dental. We distribute our implants to hospitals and surgeons in the United States and internationally through a direct distribution organization, as well as through a network of independent distributors. We were founded in 1997 and are headquartered in Alachua, Florida.

Domestic distributions and services accounted for 91% of total revenues in the first three months of 2016. Most of our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 9% of total revenues in the first three months of 2016. Our implants are distributed in over 45 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months.

Our principal goals are to honor the gift of donated tissue, donor families and patients while building our competitive strength in the marketplace to increase revenues, profitability and cash flow as we focus on improved operational efficiency, productivity and asset management. We are making investments in new implant and product development and our direct distribution network in an effort to promote growth in 2016 and beyond.

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

Results of Operations

Consolidated Financial Results

The following table reflects revenues for the three months ended March 31, 2016 and 2015, respectively.

	For the Three Months Ended
	March 31,
	2016	2015
	(In Thousands)
Revenues:
Spine	$17,094	$14,640
Sports medicine and orthopedics	12,520	12,976
Surgical specialties	1,015	650
Cardiothoracic	2,534	1,961
International	5,517	4,671

Subtotal direct	38,680	34,898
Global commercial	25,330	28,919
Other revenues	3,341	4,217

Total revenues	$67,351	$68,034

Domestic revenues	61,184	62,688
International revenues	6,167	5,346

Total revenues	$67,351	$68,034

Three Months Ended March 31, 2016 Compared With Three Months Ended March 31, 2015

Total Revenues. Effective January 1, 2016, the reporting of our lines of business are composed primarily of six categories: spine; sports medicine and orthopedics; surgical specialties; cardiothoracic; international; and global commercial. Our previous lines of business were composed of: spine; ortho fixation; sports medicine; bone graft substitutes and general orthopedic; dental; and surgical specialties. The prior year comparable revenue information has been restated to conform to the current year presentation. We believe that the change in the reporting of our lines of business will facilitate a better understanding of our lines of business and align more closely with the end markets in which we compete.

Our total revenues decreased by $683,000, or 1.0%, to $67.4 million for the three months ended March 31, 2016 compared to $68.0 million for the three months ended March 31, 2015. Our global commercial revenue comparisons are impacted due to a significant amount of our revenue being derived from large global commercial stocking distributors, whose timing of orders can vary from quarter to quarter. These ordering patterns can result in significant unit volume variations, which can result in significant variation in quarter over quarter comparisons.

Direct Revenues

Spine - Revenues from spinal implants increased $2.5 million, or 16.8%, to $17.1 million for the three months ended March 31, 2016 compared to $14.6 million for the three months ended March 31, 2015. Spine revenues increased primarily as a result of higher unit volumes of 32.0%, partially offset by lower average revenue per unit of 11.6%, primarily due to changes in distribution mix and increased price pressures in the marketplace.

Sports Medicine and Orthopedics - Revenues from sports medicine and orthopedics allografts decreased $456,000, or 3.5%, to $12.5 million for the three months ended March 31, 2016 compared to $13.0 million for the three months ended March 31, 2015. Sports medicine and orthopedics revenues decreased primarily as a result of lower unit volumes of 2.3% and lower average revenue per unit of 1.3%, primarily due to changes in distribution mix and increased price pressures in the marketplace.

Surgical Specialties - Revenues from surgical specialty allografts increased $365,000, or 56.2%, to $1.0 million for the three months ended March 31, 2016 compared to $650,000 for the three months ended March 31, 2015. Surgical Specialties revenues increased primarily as a result of higher unit volumes of 66.9%, partially offset by lower average revenue per unit of 6.5%, primarily due to changes in distribution mix.

Cardiothoracic - Revenues from cardiothoracic implants increased $573,000, or 29.2%, to $2.5 million for the three months ended March 31, 2016 compared to $2.0 million for the three months ended March 31, 2015. Cardiothoracic revenues increased primarily as a result of higher unit volumes of 35.8%, partially offset by lower average revenue per unit of 4.8%, primarily due to changes in distribution mix.

International Revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $846,000, or 18.1%, to $5.5 million for the three months ended March 31, 2016 compared to $4.7 million for the three months ended March 31, 2015. On a constant currency basis, international revenues increased $946,000, or 20.3% due to increased distributions in Europe.

Global Commercial

Revenues from global commercial decreased $3.6 million, or 12.4%, to $25.3 million for the three months ended March 31, 2016 compared to $28.9 million for the three months ended March 31, 2015. Global commercial revenues decreased primarily as a result of lower unit volumes of 7.0% and lower average revenue per unit of 5.9%. The lower average revenue per unit was primarily due to lower stocking orders and changes in distribution mix from our global commercial stocking distributors.

Other Revenues

Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees decreased $876,000, or 20.8%, to $3.3 million for the three months ended March 31, 2016 compared to $4.2 million for the three months ended March 31, 2015. The decrease was primarily due to the acceleration of deferred revenue recognition of $1.5 million relating to Davol relinquishing its exclusive distribution rights in the breast reconstruction market for the three months ended March 31, 2015, partially offset by increased revenues from service processing.

Costs of Processing and Distribution

Costs of processing and distribution of $31.3 million for the three months ended March 31, 2016 were comparable to the three months ended March 31, 2015. Costs of processing and distribution increased as a percentage of revenues from 45.6% for the three months ended March 31, 2015 to 46.5% for the three months ended March 31, 2016. The increase of costs of processing and distribution as a percentage of revenues was primarily due to the acceleration of deferred revenue recognition of $1.5 million relating to Davol relinquishing its exclusive distribution rights in the breast reconstruction market for the three months ended March 31, 2015 with no associated costs of processing.

Marketing, General and Administrative Expenses

Marketing, general and administrative increased $605,000, or 2.2%, to $27.9 million for the three months ended March 31, 2016 from $27.3 million for the three months ended March 31, 2015. The increase was primarily due to higher variable compensation and distributor commission expenses. Marketing, general and administrative expenses increased as a percentage of revenues from 40.1% for the three months ended March 31, 2015 to 41.4% for the three months ended March 31, 2016.

Research and Development Expenses

Research and development expenses increased $581,000, or 16.2%, to $4.2 million for the three months ended March 31, 2016 from $3.6 million for the three months ended March 31, 2015. The increase was primarily due to higher research study related expenses. As a percentage of revenues, research and development expenses increased from 5.3% for the three months ended March 31, 2015 to 6.2% for the three months ended March 31, 2016.

Net Other Expense

Net other expense of $314,000 for the three months ended March 31, 2016 were comparable to the three months ended March 31, 2015.

Income Tax Provision

Income tax provision for the three months ended March 31, 2016 was $1.3 million compared to $2.1 million for the three months ended March 31, 2015. Our effective tax rate for the three months ended March 31, 2016 was 34.9% compared to 36.3% for the three months ended March 31, 2015. For the three months ended March 31, 2016, our comparative income tax rate was positively impacted due to recognizing a portion of the 2016 research tax credit in the three months ended March 31, 2016 with no comparable credit being recognized in the prior year period.

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

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures that exclude certain amounts, including non-GAAP net income applicable to common shares, adjusted. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliation below:

	For the Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Net income applicable to common shares, as reported	$1,543	$2,934
Contested proxy expenses	308	—
Tax effect on adjustment	(125)	—

Net income applicable to common shares, adjusted	$1,726	$2,934

The following is an explanation of the adjustment that management excluded as part of the non-GAAP measures for the three months ended March 31, 2016 as well as the reason for excluding the individual item:

Contested proxy expenses – This adjustment represent charges relating to contested proxy expenses. Management removes the amount of these expenses from our operating results to supplement a comparison to our past operating performance.

Liquidity and Capital Resources

Our working capital at March 31, 2016 increased $880,000 to $132.8 million from $131.9 million at December 31, 2015. The increase in working capital was primarily due to a planned investment in inventory and a planned decrease in current liabilities primarily due to payments to vendors during the three months ended March 31, 2016.

At March 31, 2016, we had 54 days of revenues outstanding in trade accounts receivable, a decrease of 7 days compared to December 31, 2015. The decrease was due to higher cash receipts from customers than shipments and corresponding billings to customers during the three months ended March 31, 2016.

At March 31, 2016, we had 336 days of inventory on hand, an increase of 16 days compared to December 31, 2015. The increase in inventory days is primarily due to a planned investment in inventory for future growth of direct distributions. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $11.7 million of cash and cash equivalents at March 31, 2016. At March 31, 2016, our foreign subsidiaries held $658,000 in cash which is not available for use in the U.S. without incurring U.S taxes. U.S. income taxes have not been paid or accrued for on the undistributed earnings of our foreign subsidiaries. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at March 31, 2016 decreased $1.3 million to $77.9 million from $79.2 million at December 31, 2015. The decrease in short and long-term obligations was primarily due to principal payments on long-term obligations. On June 29, 2015, we entered into a third amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $20 million to $30 million. At March 31, 2016, we have $6.6 million of borrowing capacity available under our revolving credit facilities.

As of March 31, 2016, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

As of March 31, 2016, we have no material off-balance sheet arrangements.

Certain Commitments.

Our short and long-term debt obligations and availability of credit as of March 31, 2016 are as follows:

	Outstanding	Available
	Balance	Credit
	(In thousands)
Term loan	$52,636	$—
Credit facilities	25,281	6,643
Capital leases	31	—

Total	$77,948	$6,643

The following table provides a summary of our debt obligations, operating lease obligations and other significant obligations as of March 31, 2016.

	Contractual Obligations Due by Period
	Total	2016	2017	2018	2019	2020 and Beyond
	(In thousands)
Short and long-term obligations	$77,948	$4,564	$5,100	$68,284	$—	$—
Operating leases	3,655	1,528	1,118	552	308	149
Other significant obligations (1)	10,106	10,106	—	—	—	—
Unrecognized tax benefits	110	—	—	110	—	—

Total	$91,819	$16,198	$6,218	$68,946	$308	$149

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

We were in compliance with the financial covenants related to our senior secured credit facility as of March 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facilities expose us to market risk related to changes in interest rates. As of March 31, 2016, our outstanding floating rate indebtedness totaled $77.9 million. The primary base interest rate is LIBOR. Other outstanding debt consists of fixed rate instruments, including capital leases. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2016. However, we can give no assurance that interest rates will not significantly change in the future.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows for the remainder of 2016. However, we can give no assurance that exchange rates will not significantly change in the future.

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

We are in the process of expanding the use of the enterprise resource system, SAP. On July 1, 2015, we completed a phase of our implementation of SAP. We continue to evaluate the impact to our internal control over financial reporting due to the continuing implementation of SAP. There have been no changes in the Company’s internal control during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2016 will have a material adverse impact on its financial position or results of operations.

For a further description, we refer you to Part I, Item 1, Note 14 entitled “Legal Actions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

Item 1A.	Risk Factors

There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 7, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of our common stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	—	—	—	—
February 1, 2016 to February 29, 2016	29,091	$3.71	—	—
March 1, 2016 to March 31, 2016	—	—	—	—

Total	29,091	$3.71	—	—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of RTI Surgical, Inc.

3.2(1)	Amended and Restated Bylaws of RTI Surgical, Inc.

10.1	Form of Executive Indemnification Agreement.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31271) filed by the Registrant on March 7, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTI SURGICAL, INC. (Registrant)

By:	/s/ Brian K. Hutchison
Brian K. Hutchison President and Chief Executive Officer

By:	/s/ Robert P. Jordheim
Robert P. Jordheim Executive Vice President and Chief Financial Officer

Date: May 4, 2016

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Executive Indemnification Agreement.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document