Form 10-Q
period 2016-06-30
RTI SURGICAL, INC.
filed 2016-08-04
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Shares of common stock, $0.001 par value, outstanding on July 29, 2016: 58,417,397

RTI SURGICAL, INC.

FORM 10-Q For the Quarter Ended June 30, 2016

Part I Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$12,754	$12,614
Accounts receivable - less allowances of $1,470 at June 30, 2016 and $1,454 at December 31, 2015	37,263	47,243
Inventories - net	121,035	118,673
Prepaid and other current assets	13,777	13,184

Total current assets	184,829	191,714
Property, plant and equipment - net	88,201	84,992
Deferred tax assets - net	22,240	22,385
Goodwill	54,887	54,887
Other intangible assets - net	25,714	26,213
Other assets - net	405	471

Total assets	$376,276	$380,662

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$25,760	$20,446
Accrued expenses	20,354	28,609
Current portion of deferred revenue	4,891	4,865
Current portion of short and long-term obligations	4,995	5,853

Total current liabilities	56,000	59,773
Long-term obligations - less current portion	72,173	73,384
Other long-term liabilities	527	472
Deferred revenue	8,896	9,354

Total liabilities	137,596	142,983
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	58,143	56,323
Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 58,031,674 and 57,803,111 shares issued and outstanding, respectively	58	58
Additional paid-in capital	416,999	417,725
Accumulated other comprehensive loss	(7,136)	(7,042)
Accumulated deficit	(228,830)	(228,939)
Less treasury stock, 259,443 and 230,352 shares, respectively, at cost	(554)	(446)

Total stockholders’ equity	180,537	181,356

Total liabilities and stockholders’ equity	$376,276	$380,662

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$67,620	$71,609	$134,971	$139,643
Costs of processing and distribution	33,671	34,406	64,997	65,441

Gross profit	33,949	37,203	69,974	74,202

Expenses:
Marketing, general and administrative	28,402	27,369	55,954	54,624
Research and development	4,084	4,119	8,245	7,699
Restructuring charges	1,107	—	1,107	—
Contested proxy expenses	2,372	—	2,680	—
Severance charges	711	—	711	—

Total operating expenses	36,676	31,488	68,697	62,323

Operating (loss) income	(2,727)	5,715	1,277	11,879

Other (expense) income:
Interest expense	(392)	(327)	(753)	(645)
Interest income	6	1	7	3
Foreign exchange (loss) gain	(38)	39	8	61

Total other expense - net	(424)	(287)	(738)	(581)

(Loss) income before income tax provision	(3,151)	5,428	539	11,298
Income tax benefit (provision)	859	(1,923)	(430)	(4,051)

Net (loss) income	(2,292)	3,505	109	7,247

Convertible preferred dividend	(870)	(820)	(1,728)	(1,628)

Net (loss) income applicable to common shares	(3,162)	2,685	(1,619)	5,619

Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) gain	(556)	923	(94)	(2,552)

Comprehensive (loss) income	$(3,718)	$3,608	$(1,713)	$3,067

Net (loss) income per common share - basic	$(0.05)	$0.05	$(0.03)	$0.10

Net (loss) income per common share - diluted	$(0.05)	$0.05	$(0.03)	$0.10

Weighted average shares outstanding - basic	58,215,477	57,523,447	58,065,185	57,301,204

Weighted average shares outstanding - diluted	58,215,477	58,755,954	58,065,185	58,342,045

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2016

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2015	$58	$417,725	$(7,042)	$(228,939)	$(446)	$181,356
Net income	—	—	—	109	—	109
Foreign currency translation adjustment	—	—	(94)	—	—	(94)
Exercise of common stock options	—	14	—	—	—	14
Stock-based compensation	—	1,100	—	—	—	1,100
Purchase of treasury stock	—	—	—	—	(108)	(108)
Amortization of preferred stock Series A issuance costs	—	(92)	—	—	—	(92)
Preferred stock Series A dividend	—	(1,728)	—	—	—	(1,728)
Change in tax benefit from stock - based compensation	—	(20)	—	—	—	(20)

Balance, June 30, 2016	$58	$416,999	$(7,136)	$(228,830)	$(554)	$180,537

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Cash flows from operating activities:
Net (loss) income	$(2,292)	$3,505	$109	$7,247
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	4,384	4,380	8,694	8,346
Provision for bad debts and product returns	191	213	495	828
Provision for inventory write-downs	1,425	1,859	2,370	3,055
Amortization of deferred revenue	(1,217)	(1,159)	(2,434)	(3,905)
Deferred income tax provision	(532)	421	(119)	679
Stock-based compensation	600	680	1,100	1,253
Other	96	354	264	879
Change in assets and liabilities:
Accounts receivable	4,467	(683)	9,540	(2,607)
Inventories	(241)	(3,724)	(4,572)	(8,007)
Accounts payable	1,731	(933)	4,495	(762)
Accrued expenses	(1,242)	(132)	(8,318)	(3,996)
Deferred revenue	—	—	2,000	2,000
Other operating assets and liabilities	(584)	930	(415)	1,707

Net cash provided by operating activities	6,786	5,711	13,209	6,717

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,766)	(4,312)	(9,403)	(8,577)
Patent and acquired intangible asset costs	(195)	(94)	(1,391)	(116)

Net cash used in investing activities	(4,961)	(4,406)	(10,794)	(8,693)

Cash flows from financing activities:
Proceeds from exercise of common stock options	14	1,193	14	1,907
Proceeds from long-term obligations	4,000	—	7,000	—
Net (payments) proceeds from short-term obligations	(600)	(162)	(849)	348
Payments on long-term obligations	(4,166)	(1,513)	(8,299)	(3,026)
Other financing activities	—	(51)	(108)	(211)

Net cash used in financing activities	(752)	(533)	(2,242)	(982)

Effect of exchange rate changes on cash and cash equivalents	(47)	23	(33)	(46)

Net increase (decrease) in cash and cash equivalents	1,026	795	140	(3,004)
Cash and cash equivalents, beginning of period	11,728	11,904	12,614	15,703

Cash and cash equivalents, end of period	$12,754	$12,699	$12,754	$12,699

Supplemental cash flow disclosure:
Cash paid for interest	$396	$80	$789	$469
Cash paid for income taxes, net of refunds	138	767	176	1,521
Non-cash acquisition of property, plant and equipment	1,128	1,165	1,257	1,760
Stock-based compensation related to severance	—	—	—	310
Increase in accrual for dividend payable	870	820	1,728	1,628

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

3. Recently Issued Accounting Standards

Compensation – Stock Compensation — In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation” (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of adopting ASU 2016-09 on its condensed consolidated financial statements and footnote disclosures.

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

In May 2016, the FASB issued Accounting Standards Update No. 2016-12 (“ASU 2016-12”) which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition.

The Company has not determined the impact ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 will have on its condensed consolidated financial statements and footnote disclosures. However, an implementation project team has been identified and the Company plans to complete its preliminary assessment, which includes a subset of representative contracts, in 2016. Once the initial evaluation is complete, the Company will expand the scope of its assessment to include all contracts with customers.

Simplifying the Presentation of Debt Issuance Costs — In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs”. This ASU simplifies the accounting for debt issuance costs by requiring such costs to be presented as a direct deduction from the related debt liability rather than as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The ASU requires retrospective application and represents a change in accounting principle. The Company adopted this ASU effective January 1, 2016 and has presented debt issuance costs of $387 and $403 as of June 30, 2016 and December 31, 2015, respectively, as a direct deduction from the carrying amounts of its debt liabilities. The December 31, 2015 amount was previously recorded in other assets-net.

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

1998 Stock Option Plan, 2004 Equity Incentive Plan, 2010 Equity Incentive Plan, TMI 1996 Stock Option Plan and TMI 2006 Incentive and Non-Statutory Stock Option Plan –The Company adopted equity incentive plans in 1998 (the “1998 Plan”), 2004 (the “2004 Plan”) and 2010 (the “2010 Plan”) and in connection with the merger with TMI in 2008, the Company assumed the TMI 1996 Stock Option Plan (the “1996 Plan”) and the TMI 2006 Incentive and Non-Statutory Stock Option Plan (the “2006 Plan”), which provided for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company and consultants and advisors. With the adoption of the 2015 Plan, new stock options and restricted stock may no longer be awarded under the 1998 Plan, 2004 Plan, 2010 Plan, 1996 Plan or the 2006 Plan.

Stock Options

As of June 30, 2016, there was $3,234 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.36 years.

Stock options outstanding, exercisable and available for grant at June 30, 2016 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at January 1, 2016	5,661,514	$4.49
Granted	619,352	3.31
Exercised	(5,000)	2.81
Forfeited or expired	(372,279)	5.76

Outstanding at June 30, 2016	5,903,587	$4.28	5.81	$880

Vested or expected to vest at June 30, 2016	5,630,859	$4.29	5.66	$845

Exercisable at June 30, 2016	3,793,838	$4.36	4.39	$708

Available for grant at June 30, 2016	3,476,846

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price.

Other information concerning stock options are as follows:

	For the Six Months Ended
	June 30,
	2016	2015
Weighted average fair value of stock options granted	$1.55	$2.48
Aggregate intrinsic value of stock options exercised	6	973

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference between the fair market value of the underlying common stock and the stock option exercise prices, of the stock options exercised during the period.

Restricted Stock Awards

During the first quarter of 2016, the Company granted 223,563 shares of time-based restricted stock and 223,563 shares of performance-based restricted stock. Both sets of awards vest over a three year period, with a weighted-average grant date fair value of $3.31 per share. As of June 30, 2016, there was $1,465 of total unrecognized stock-based compensation related to time-based and performance-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.33 years.

For the three and six months ended June 30, 2016 and 2015, the Company recognized stock-based compensation as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation:
Costs of processing and distribution	$33	$33	$66	$66
Marketing, general and administrative	552	632	1,004	1,157
Research and development	15	15	30	30

Total	$600	$680	$1,100	$1,253

5. Net Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic shares	58,215,477	57,523,447	58,065,185	57,301,204
Effect of dilutive securities:
Stock options	—	1,232,507	—	1,040,841

Diluted shares	58,215,477	58,755,954	58,065,185	58,342,045

For the three months ended June 30, 2016 and 2015, approximately 4,073,600 and 1,769,477, respectively, and for the six months ended June 30, 2016 and 2015, approximately 4,144,433 and 1,791,572, respectively, of issued stock options were not included in the computation of diluted net income per common share because they were anti-dilutive since their exercise price exceeded the market price. For the three and six months ended June 30, 2016, options to purchase 417,311 and 347,038, respectively, of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into this calculation when a net loss is reported.

For the three months ended June 30, 2016 and 2015, 50,000 shares of convertible preferred stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net (loss) income per common share.

6. Inventories

Inventories by stage of completion are as follows:

	June 30,	December 31,
	2016	2015
Unprocessed tissue, raw materials and supplies	$28,518	$33,028
Tissue and work in process	38,338	36,614
Implantable tissue and finished goods	54,179	49,031

	$121,035	$118,673

For the three months ended June 30, 2016 and 2015, the Company had inventory write-downs of $1,425 and $1,859, respectively, and for the six months ended June 30, 2016 and 2015, the Company had inventory write-downs of $2,370 and $3,055, respectively, relating primarily to product obsolescence.

7. Property, Plant and Equipment

Property, plant and equipment are as follows:

	June 30,	December 31,
	2016	2015
Land	$2,340	$2,319
Buildings and improvements	63,765	63,699
Processing equipment	43,607	41,831
Surgical instruments	17,675	15,702
Office equipment, furniture and fixtures	4,976	4,657
Computer equipment and software	14,675	11,804
Construction in process	13,519	10,850
Office equipment under capital leases	152	152

	160,709	151,014
Less accumulated depreciation	(72,508)	(66,022)

	$88,201	$84,992

For the three months ended June 30, 2016 and 2015, the Company had depreciation expense in connection with property, plant and equipment of $3,454 and $3,257, respectively, and for the six months ended June 30, 2016 and 2015, the Company had depreciation expense of property, plant and equipment of $6,836 and $6,201, respectively.

8. Other Intangible Assets

Other intangible assets are as follows:

	June 30, 2016		December 31, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$11,834	$3,834	$11,532	$3,448
Acquired licensing rights	11,850	7,996	10,850	7,691
Marketing and procurement intangible assets	22,181	8,321	22,179	7,209

Total	$45,865	$20,151	$44,561	$18,348

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists and non-compete agreements.

For the three months ended June 30, 2016 and 2015, the Company had amortization expense of other intangible assets of $930 and $1,123, respectively, and for the six months ended June 30, 2016 and 2015, the Company had amortization expense of other intangible assets of $1,858 and $2,145, respectively. At June 30, 2016, management’s estimates of future amortization expense for the next five years are as follows:

Amortization
Expense
2016	$1,700
2017	3,300
2018	3,300
2019	3,300
2020	3,300
2021	3,300

$18,200

9. Accrued Expenses

Accrued expenses are as follows:

	June 30,	December 31,
	2016	2015
Accrued compensation	$3,297	$4,740
Accrued severance charges	546	717
Accrued restructuring charges	430	—
Accrued distributor commissions	3,555	3,835
Accrued donor recovery fees	273	7,144
Accrued taxes	302	514
Accrued indemnification liability	6,173	6,579
Other	5,778	5,080

	$20,354	$28,609

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

10. Short and Long-Term Obligations

Short and long-term obligations are as follows:

	June 30,	December 31,
	2016	2015
Term loan	$51,487	$53,722
Credit facilities	25,659	25,477
Capital leases	22	38

Total	77,168	79,237
Less current portion	(4,995)	(5,853)

Long-term portion	$72,173	$73,384

The Company obtained from TD Bank and Regions Bank, a 5-year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility that matures on July 16, 2018, with a variable interest rate between 100 and 175 basis points in excess of the one month LIBOR rate. On October 15, 2014, the Company entered into a second amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which amended the loan agreement to remove certain financial covenants. On June 29, 2015, the Company entered into a third amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $20,000 to $30,000. On June 29, 2016, the Company entered into a fourth amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $30,000 to $45,000. At

June 30, 2016, the interest rate for the term loan and revolving credit facility is 1.95%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTIDS. As of June 30, 2016, there was $25,000 outstanding on the revolving credit facility. The term loan facility requires aggregate principal payments of $10,500 from July 1, 2016 through June 30, 2018, with a final balloon principal payment at the end of the loan agreement. The credit agreement limits indebtedness and liens, restricts payment of dividends, requires the Company to maintain a minimum cash balance on hand of $10,000 and prescribes certain financial covenant ratios. The Company was in compliance with these financial covenants related to its senior secured credit facility as of June 30, 2016.

In addition to the credit facility with TD Bank and Regions Bank, the Company has through its German subsidiary, three credit facilities with three German banks as of June 30, 2016. Under the terms of the revolving credit facilities, the Company may borrow up to 1,700 Euro, or approximately $1,885, for working capital needs. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company’s German facility. The 500 Euro revolving credit facility is secured by accounts receivable of the Company’s German subsidiary. The 200 Euro revolving credit facility is unsecured. The current interest rates for these lines of credit vary from 2.55% to 8.50%. As of June 30, 2016, there was $659 outstanding on revolving credit facilities with German banks.

The total available credit on the Company’s four revolving credit facilities at June 30, 2016 was $21,226. The Company was in compliance with the financial covenants related to its revolving credit facilities as of June 30, 2016.

The Company has capital leases with interest rates ranging from 1.49% to 2.85% and maturity dates through 2017. The $22 representing future maturities of capital leases includes immaterial interest at June 30, 2016. The present value of minimum lease payments as of June 30, 2016 was $22.

As of June 30, 2016, contractual maturities of long-term obligations are as follows:

	Term Loan	Credit Facilities	Capital Leases	Total
2016	$2,160	$659	$16	$2,835
2017	5,070	—	6	5,076
2018	44,257	25,000	—	69,257

	$51,487	$25,659	$22	$77,168

11. Income Taxes

The Company expects its deferred tax assets of $22,240, net of the valuation allowance at June 30, 2016 of $1,353, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $1,353 and $1,106 have been established at June 30, 2016 and December 31, 2015, respectively, against a portion of the deferred tax assets relating to certain net operating loss carryforwards.

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

On a rolling three year basis, the Company’s U.S. operations are in a cumulative income position. The Company considers this objectively verifiable evidence that its current U.S. operations existing on June 30, 2016, have consistently demonstrated the ability to operate at a profit. The Company has a history of utilizing 100 percent of its U.S. deferred taxes assets before they expire and the forecasts of taxable earnings project a complete realization of all U.S. deferred tax assets before they expire, including under stressed scenarios.

The Company’s German operations are also in a cumulative income position. The Company considers this objectively verifiable evidence that its current German operations existing on June 30, 2016, have consistently demonstrated the ability to operate at a profit. As of June 30, 2016, the Company’s German deferred tax assets primarily relate to net operating loss carryforwards. In general, the Company’s foreign net operating loss carryforwards can be carried forward indefinitely.

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

During the quarter ended June 30, 2016, the Company’s German subsidiary completed an examination by the German tax authorities. The examination covered the German subsidiary’s 2010 through 2013 tax years. No material adjustments were recorded as a result of the German examination.

12. Preferred Stock

On June 12, 2013, the Company and WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners, a leading healthcare-focused private equity firm (“Water Street”), entered into an investment agreement. Pursuant to the terms of the investment agreement, the Company issued $50,000 of convertible preferred equity to Water Street in a private placement which closed on July 16, 2013, with preferred stock issuance costs of $1,290. The Preferred Stock accrues dividends at a rate of 6% per annum. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period will accumulate until paid in cash or converted to common stock. Our credit agreement with TD Bank and Regions Bank contains various covenants of financial conditions which, if not met, would restrict the Company from paying dividends.

Preferred stock is as follows:

	Preferred Stock	Preferred Stock	Net
	Liquidation Value	Issuance Costs	Total
Balance at December 31, 2015	$57,168	$(845)	$56,323
Accrued dividend payable	1,728	—	1,728
Amortization of preferred stock issuance costs	—	92	92

Balance at June 30, 2016	$58,896	$(753)	$58,143

13. Restructuring Charges

The Company instituted a restructuring plan primarily related to closure of our French distribution and tissue procurement office, which resulted in $1,107 of expenses for the six months ended June 30, 2016.

Accrued restructuring charges at January 1, 2016	$—
French distribution and tissue procurement office closure costs	1,107
Asset abandonments	(640)
Cash payments	(37)

Accrued restructuring charges at June 30, 2016	$430

14. Contested Proxy Expenses

The Company recorded contested proxy expenses related to the contested proxy between the Company and Krensavage Partners, LP, which resulted in $2,372 and $2,680 of expenses for the three and six months ended June 30, 2016, respectively.

15. Severance Charges

The Company recorded severance charges related to the termination of former employees as a result of the Company reorganizing its distribution force, which resulted in $995 of expenses for the year ended December 31, 2015. The Company recorded additional severance charges to reduce headcount and improve operational efficiencies, which resulted in $711 of expenses for the six months ended June 30, 2016. The total severance charges are expected to be paid in full prior to June 30, 2017. Severance payments are made to terminated employees over periods ranging from one month to twelve months and are not expected to have a material impact on cash flows of the Company in any quarterly period. The following table includes a rollforward of severance charges included in accrued expenses, see Note 9.

Accrued severance charges at January 1, 2016	$865
Employee separation expenses accrued in second quarter 2016	711

Subtotal severance charges	1,576
Severance cash payments	(1,030)

Accrued severance charges at June 30, 2016	$546

16. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2016 will have a material adverse impact on its financial position or results of operations.

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

In addition to claims made directly against the Company, Coloplast, a manufacturer and distributor of TSM’s and a distributor of certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified), and (2) tissue plus non-Coloplast synthetic mesh (“collectively, the Claims”). There are presently a combined total of 1,170 Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

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

19. Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment composed of six lines of business. Effective January 1, 2016, the reporting of the Company’s lines of business is composed primarily of six categories: spine; sports medicine and orthopedics; surgical specialties; cardiothoracic; international; and global commercial. The Company’s previous lines of business were composed of: spine; ortho fixation; sports medicine; bone graft substitutes and general orthopedic; dental; and surgical specialties. The prior year comparable revenue information has been restated to conform to the current year presentation. The Company believes that the change in the reporting of the Company’s lines of business will facilitate a better understanding of our lines of business and align more closely with the end markets in which the Company competes. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues for the three and six months ended June 30, 2016 and 2015, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In Thousands)
Revenues:
Spine	$17,645	$14,061	$34,739	$28,701
Sports medicine and orthopedics	12,562	12,796	25,082	25,772
Surgical specialties	802	684	1,817	1,334
Cardiothoracic	2,905	2,217	5,439	4,178
International	5,663	4,474	11,180	9,145

Subtotal direct	39,577	34,232	78,257	69,130
Global commercial	24,769	33,960	50,099	62,879
Other revenues	3,274	3,417	6,615	7,634

Total revenues	$67,620	$71,609	$134,971	$139,643

Domestic revenues	61,049	66,017	122,233	128,705
International revenues	6,571	5,592	12,738	10,938

Total revenues	$67,620	$71,609	$134,971	$139,643

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Percent of revenues derived from:
Distributor
Zimmer Biomet Holdings, Inc.	14%	23%	15%	22%
Medtronic, PLC	7%	11%	10%	10%
International	10%	8%	9%	8%

The following table presents property, plant and equipment - net by significant geographic location:

	June 30,	December 31,
	2016	2015
Property, plant and equipment - net:
Domestic	$76,451	$72,901
International	11,750	12,091

Total	$88,201	$84,992

20. Subsequent Events

The Company evaluated subsequent events as of the issuance date of the condensed consolidated financial statements as defined by FASB ASC 855 Subsequent Events, and identified no subsequent events that require adjustment to, or disclosure of, in these condensed consolidated financial statements, except for on July 11, 2016, the Company resolved all final claims on the indemnification escrow fund regarding the Pioneer acquisition under the terms of the acquisition agreement. The resolution of the final claims will result in a reduction in prepaid and other current assets and accrued expenses of $6,694 and $6,173 respectively with no impact on the Statement of Comprehensive Income.

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

Domestic distributions and services accounted for 91% of total revenues in the first six months of 2016. Most of our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 9% of total revenues in the first six months of 2016. Our implants are distributed in over 45 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

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

Results of Operations

Consolidated Financial Results

The following table reflects revenues for the three and six months ended June 30, 2016 and 2015, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In Thousands)
Revenues:
Spine	$17,645	$14,061	$34,739	$28,701
Sports medicine and orthopedics	12,562	12,796	25,082	25,772
Surgical specialties	802	684	1,817	1,334
Cardiothoracic	2,905	2,217	5,439	4,178
International	5,663	4,474	11,180	9,145

Subtotal direct	39,577	34,232	78,257	69,130
Global commercial	24,769	33,960	50,099	62,879
Other revenues	3,274	3,417	6,615	7,634

Total revenues	$67,620	$71,609	$134,971	$139,643

Domestic revenues	61,049	66,017	122,233	128,705
International revenues	6,571	5,592	12,738	10,938

Total revenues	$67,620	$71,609	$134,971	$139,643

Three Months Ended June 30, 2016 Compared With Three Months Ended June 30, 2015

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

Our total revenues decreased by $4.0 million, or 5.6%, to $67.6 million for the three months ended June 30, 2016 compared to $71.6 million for the three months ended June 30, 2015. Our direct revenues increased by $5.3 million, or 15.6%, to $39.6 million, offset by our global commercial revenues which decreased by $9.2 million, or 27.1%, to $24.8 million. Our global commercial revenue comparisons are impacted due to a significant amount of our revenue being derived from large global commercial stocking distributors, whose timing of orders can vary from quarter to quarter. These ordering patterns can result in significant unit volume variations, which can result in significant variation in quarter over quarter comparisons.

Direct Revenues

Spine - Revenues from spinal implants increased $3.6 million, or 25.5%, to $17.6 million for the three months ended June 30, 2016 compared to $14.1 million for the three months ended June 30, 2015. Spine revenues increased primarily as a result of new surgeon customers.

Sports Medicine and Orthopedics - Revenues from sports medicine and orthopedics allografts decreased $234,000, or 1.8%, to $12.6 million for the three months ended June 30, 2016 compared to $12.8 million for the three months ended June 30, 2015. Sports medicine and orthopedics revenues decreased primarily as a result of lower unit volumes and a procedural shift to autograft in the marketplace.

Surgical Specialties - Revenues from surgical specialty allografts increased $118,000, or 17.3%, to $802,000 for the three months ended June 30, 2016 compared to $684,000 for the three months ended June 30, 2015. Surgical Specialties revenues increased primarily as a result of new accounts.

Cardiothoracic - Revenues from cardiothoracic implants increased $688,000, or 31.0%, to $2.9 million for the three months ended June 30, 2016 compared to $2.2 million for the three months ended June 30, 2015. Cardiothoracic revenues increased primarily as a result of increased sales of sternal cables and sternal closure plates.

International Revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $1.2 million, or 26.6%, to $5.7 million for the three months ended June 30, 2016 compared to $4.5 million for the three months ended June 30, 2015. On a constant currency basis, international revenues increased $1.1 million, or 24.7% due to increased distributions in Europe.

Global Commercial

Revenues from global commercial decreased $9.2 million, or 27.1%, to $24.8 million for the three months ended June 30, 2016 compared to $34.0 million for the three months ended June 30, 2015. Global commercial revenues decreased primarily as a result of lower orders from certain commercial distributors, primarily in the dental and trauma markets.

Other Revenues

Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees decreased $136,000, or 4.0%, to $3.3 million for the three months ended June 30, 2016 compared to $3.4 million for the three months ended June 30, 2015. The decrease was primarily due to decreased revenues from service processing.

Costs of Processing and Distribution

Costs of processing and distribution decreased $735,000, or 2.1%, to $33.7 million for the three months ended June 30, 2016 compared to $34.4 million for the three months ended June 30, 2015. Costs of processing and distribution increased as a percentage of revenues from 48.0% for the three months ended June 30, 2015 to 49.8% for the three months ended June 30, 2016. Gross margin percent was negatively impacted by a decrease in manufacturing processing activities as a result of lower global commercial revenue distributions.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased $1.0 million, or 3.8%, to $28.4 million for the three months ended June 30, 2016 from $27.4 million for the three months ended June 30, 2015. The increase was primarily due to higher variable compensation and distributor commission expenses on direct revenue distributions. Marketing, general and administrative expenses increased as a percentage of revenues from 38.2% for the three months ended June 30, 2015 to 42.0% for the three months ended June 30, 2016.

Research and Development Expenses

Research and development expenses of $4.1 million for the three months ended June 30, 2016 was comparable to the three months ended June 30, 2015. As a percentage of revenues, research and development expenses increased from 5.8% for the three months ended June 30, 2015 to 6.0% for the three months ended June 30, 2016.

Restructuring Charges

Restructuring charges related to the closure of our French distribution and tissue procurement office was $1.1 million for the three months ended June 30, 2016. There were no restructuring charges for the three months ended June 30, 2015.

Contested Proxy Expenses

Contested proxy expenses for the three months ended June 30, 2016 of $2.4 million was the result of the contested proxy between us and Krensavage Partners, LP. There were no contested proxy expenses for the three months ended June 30, 2015.

Severance Charges

Severance charges related to the termination of former employees resulted in $711,000 of expenses for the three months ended June 30, 2016. There were no severance charges for the three months ended June 30, 2015.

Net Other Expense

Net other expense increased $137,000 to $424,000 for the three months ended June 30, 2016 from $287,000 for the three months ended June 30, 2015. The increase in net other expense is primarily attributable to higher interest expense of $65,000 as a result of higher average debt balance as compared to the prior year period and due to a foreign currency exchange transaction loss of $38,000 for the three months ended June 30, 2016 compared to a foreign currency exchange transaction gain of $39,000 for the three months ended June 30, 2015 resulting from changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Benefit (Provision)

Income tax benefit for the three months ended June 30, 2016 was $859,000 compared to income tax provision of $1.9 million for the three months ended June 30, 2015. Our effective tax rate for the three months ended June 30, 2016 was 27.3% compared to 35.4% for the three months ended June 30, 2015. For the three months ended June 30, 2016, restructuring charges were recorded relating to the closure of our French distribution and tissue procurement office. A full valuation allowance was recorded on the deferred tax assets associated with the restructuring charges. For the three months ended June 30, 2016, our income tax rate was lower due to the recording of the restructuring charges with no realized tax benefit as compared to the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared With Six Months Ended June 30, 2015

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

Our total revenues decreased by $4.7 million, or 3.3%, to $135.0 million for the six months ended June 30, 2016 compared to $139.6 million for the six months ended June 30, 2015. Our direct revenues increased by $9.1 million, or 13.2%, to $78.3 million, offset by our global commercial revenues which decreased by $12.8 million, or 20.3%, to $50.1 million. Our global commercial revenue comparisons are impacted due to a significant amount of our revenue being derived from large global commercial stocking distributors, whose timing of orders can vary from quarter to quarter. These ordering patterns can result in significant unit volume variations, which can result in significant variation in quarter over quarter comparisons.

Direct Revenues

Spine - Revenues from spinal implants increased $6.0 million, or 21.0%, to $34.7 million for the six months ended June 30, 2016 compared to $28.7 million for the six months ended June 30, 2015. Spine revenues increased primarily as a result of new surgeon customers.

Sports Medicine and Orthopedics - Revenues from sports medicine and orthopedics allografts decreased $690,000, or 2.7%, to $25.1 million for the six months ended June 30, 2016 compared to $25.8 million for the six months ended June 30, 2015. Sports medicine and orthopedics revenues decreased primarily as a result of lower unit volumes and a procedural shift to autograft in the marketplace.

Surgical Specialties - Revenues from surgical specialty allografts increased $483,000, or 36.2%, to $1.8 million for the six months ended June 30, 2016 compared to $1.3 million for the six months ended June 30, 2015. Surgical Specialties revenues increased primarily as a result of new accounts.

Cardiothoracic - Revenues from cardiothoracic implants increased $1.3 million, or 30.2%, to $5.4 million for the six months ended June 30, 2016 compared to $4.2 million for the six months ended June 30, 2015. Cardiothoracic revenues increased primarily as a result of increased sales of sternal cables and sternal closure plates.

International Revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $2.0 million, or 22.3%, to $11.2 million for the six months ended June 30, 2016 compared to $9.1 million for the six months ended June 30, 2015. On a constant currency basis, international revenues increased $2.1 million, or 22.4% due to increased distributions in Europe.

Global Commercial

Revenues from global commercial decreased $12.8 million, or 20.3%, to $50.1 million for the six months ended June 30, 2016 compared to $62.9 million for the six months ended June 30, 2015. Global commercial revenues decreased primarily as a result of lower orders from certain commercial distributors, primarily in the dental and trauma markets.

Other Revenues

Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees decreased $1.0 million, or 13.3%, to $6.6 million for the six months ended June 30, 2016 compared to $7.6 million for the six months ended June 30, 2015. The decrease was primarily due to the acceleration of deferred revenue recognition of $1.5 million relating to Davol relinquishing its exclusive distribution rights in the breast reconstruction market for the six months ended June 30, 2015.

Costs of Processing and Distribution

Costs of processing and distribution decreased $444,000, or 0.7%, to $65.0 million for the six months ended June 30, 2016 compared to $65.4 million for the six months ended June 30, 2015. Costs of processing and distribution increased as a percentage of revenues from 46.9% for the six months ended June 30, 2015 to 48.2% for the six months ended June 30, 2016. Gross margin percent was negatively impacted by a decrease in manufacturing processing activities as a result of lower global commercial revenue distributions.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased $1.3 million, or 2.4%, to $56.0 million for the six months ended June 30, 2016 from $54.6 million for the six months ended June 30, 2015. The increase was primarily due to higher variable compensation and distributor commission expenses on direct revenue distributions. Marketing, general and administrative expenses increased as a percentage of revenues from 39.1% for the six months ended June 30, 2015 to 41.5% for the six months ended June 30, 2016.

Research and Development Expenses

Research and development expenses increased $546,000, or 7.1%, to $8.2 million for the six months ended June 30, 2016 from $7.7 million for the six months ended June 30, 2015. The increase was primarily due to higher research study related expenses. As a percentage of revenues, research and development expenses increased from 5.5% for the six months ended June 30, 2015 to 6.1% for the six months ended June 30, 2016.

Restructuring Charges

Restructuring charges related to the closure of our French distribution and tissue procurement office was $1.1 million for the six months ended June 30, 2016. There were no restructuring charges for the six months ended June 30, 2015.

Contested Proxy Expenses

Contested proxy expenses for the six months ended June 30, 2016 of $2.7 million was the result of the contested proxy between us and Krensavage Partners, LP. There were no contested proxy expenses for the six months ended June 30, 2015.

Severance Charges

Severance charges related to the termination of former employees resulted in $711,000 of expenses for the six months ended June 30, 2016. There were no severance charges for the six months ended June 30, 2015.

Net Other Expense

Net other expense increased $157,000 to $738,000 for the six months ended June 30, 2016 from $581,000 for the six months ended June 30, 2015. The increase in net other expense is primarily attributable to higher interest expense of $108,000 as a result of higher average debt balance as compared to the prior year period and due to a foreign currency exchange transaction gain of $8,000 for the six months ended June 30, 2016 compared to $61,000 for the six months ended June 30, 2015 resulting from changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision

Income tax provision for the six months ended June 30, 2016 was $430,000 compared to $4.1 million for the six months ended June 30, 2015. Our effective tax rate for the six months ended June 30, 2016 was 79.8% compared to 35.9% for the six months ended June 30, 2015. For the six months ended June 30, 2016, restructuring charges were recorded relating to the closure of our French distribution and tissue procurement office. A full valuation allowance was recorded on the deferred tax assets associated with the restructuring charges. For the six months ended June 30, 2016, our income tax rate was higher due to the recording of the restructuring charges with no realized tax benefit as compared to the six months ended June 30, 2015.

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

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures that exclude certain amounts, including non-GAAP net income applicable to common shares, adjusted. The calculation of the tax effect on the adjustments between GAAP net (loss) income applicable to common shares and non-GAAP net (loss) income applicable to common shares is based upon our estimated annual GAAP tax rate, adjusted to account for items excluded from GAAP net (loss) income applicable to common shares in calculating non-GAAP net (loss) income applicable to common shares. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliation below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Net (loss) income applicable to common shares, as reported	$(3,162)	$2,685	$(1,619)	$5,619
Restructuring charges	1,107	—	1,107	—
Contested proxy expenses	2,372	—	2,680	—
Severance charges	711	—	711	—
Tax effect on adjustment	(1,237)	—	(1,355)	—

Net (loss) income applicable to common shares, adjusted	$(209)	$2,685	$1,524	$5,619

The following is an explanation of the adjustment that management excluded as part of the non-GAAP measures for the three and six months ended June 30, 2016 as well as the reasons for excluding the individual items:

Restructuring charges – This adjustment represents the closure of our French distribution and tissue procurement office. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

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

Liquidity and Capital Resources

Our working capital at June 30, 2016 decreased $3.1 million to $128.8 million from $131.9 million at December 31, 2015. The decrease in working capital was primarily due to the use of cash to acquire patents, intangible assets, property, and equipment during the six months ended June 30, 2016.

At June 30, 2016, we had 49 days of revenues outstanding in trade accounts receivable, a decrease of 12 days compared to December 31, 2015. The decrease was due to higher cash receipts from customers than shipments and corresponding billings to customers during the six months ended June 30, 2016.

At June 30, 2016, we had 334 days of inventory on hand, an increase of 14 days compared to December 31, 2015. The increase in inventory days is primarily due to a planned investment in inventory for planned future growth of direct distributions. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $12.8 million of cash and cash equivalents at June 30, 2016. At June 30, 2016, our foreign subsidiaries held $768,000 in cash, which is not available for use in the U.S. without incurring U.S. taxes. U.S. income taxes have not been paid or accrued for on the undistributed earnings of our foreign subsidiaries. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at June 30, 2016 decreased $2.1 million to $77.2 million from $79.2 million at December 31, 2015. The decrease in short and long-term obligations was primarily due to principal payments on long-term obligations. On June 29, 2016, the Company entered into a fourth amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $30.0 million to $45.0 million. At June 30, 2016, we have $21.2 million of borrowing capacity available under our revolving credit facilities.

As of June 30, 2016, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our on-going operations for the next twelve months.

As of June 30, 2016, we have no material off-balance sheet arrangements.

Certain Commitments.

Our short and long-term debt obligations and availability of credit as of June 30, 2016 are as follows:

	Outstanding	Available
	Balance	Credit
	(In thousands)
Term loan	$51,487	$—
Credit facilities	25,659	21,226
Capital leases	22	—

Total	$77,168	$21,226

The following table provides a summary of our debt obligations, operating lease obligations and other significant obligations as of June 30, 2016.

	Contractual Obligations Due by Period
	Total	2016	2017	2018	2019	2020 and Beyond
	(In thousands)
Short and long-term obligations	$77,168	$2,835	$5,076	$69,257	$—	$—
Operating leases	3,322	1,070	1,204	593	309	146
Other significant obligations (1)	8,154	8,154	—	—	—	—
Unrecognized tax benefits	130	—	—	110	—	20

Total	$88,774	$12,059	$6,280	$69,960	$309	$166

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

We were in compliance with the financial covenants related to our senior secured credit facility as of June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facilities expose us to market risk related to changes in interest rates. As of June 30, 2016, our outstanding floating rate indebtedness totaled $77.2 million. The primary base interest rate is LIBOR. Other outstanding debt consists of fixed rate instruments, including capital leases. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2016. However, we can give no assurance that interest rates will not significantly change in the future.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows for the remainder of 2016. However, we can give no assurance that exchange rates will not significantly change in the future.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2016 will have a material adverse impact on its financial position or results of operations.

For a further description, we refer you to Part I, Item 1, Note 16 entitled “Legal Actions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

Item 1A. Risk Factors

There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 7, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As reported in a Current Report on Form 8-K, filed with the SEC on July 11, 2016, the Company’s board of directors amended the Company’s bylaws effective as of July 6, 2016, to provide for “advance notice” procedures. These procedures, as specified in the bylaws, require advance notice of stockholder nominations for election to the board of directors and stockholder requests for business to be brought before an annual meeting or special meeting of stockholders. Such advance notice must include certain information about the director nominee or business proposed to be brought before the meeting. This information must be submitted in writing to the Company not more than 120 days and not less than 90 calendar days prior to the first anniversary of the date of the proxy statement for the prior annual meeting of stockholders.

This summary is not complete and is subject to and qualified in its entirety by reference to the text of the bylaws, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 11, 2016, and incorporated herein by reference.

Item 6. Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of RTI Surgical, Inc.

3.2(2)	Amended and Restated Bylaws of RTI Surgical, Inc.

10.1(3)	Fourth Amendment to the Second Amended and Restated Loan Agreement dated June 29, 2016, by and among the Company, TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31271) filed by the Registrant on March 7, 2016.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31271) filed by the Registrant on July 11, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31271) filed by the Registrant on July 5, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTI SURGICAL, INC. (Registrant)

By:	/s/ Brian K. Hutchison
Brian K. Hutchison President and Chief Executive Officer

By:	/s/ Robert P. Jordheim
Robert P. Jordheim Executive Vice President and Chief Financial Officer

Date: August 4, 2016

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document