Form 10-Q
period 2016-09-30
RTI SURGICAL, INC.
filed 2016-11-07
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-31271

RTI Surgical, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-3466543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11621 Research Circle Alachua, Florida	32615
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (386) 418-8888

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

Shares of common stock, $0.001 par value, outstanding on November 1, 2016: 58,425,397

RTI SURGICAL, INC.

FORM 10-Q For the Quarter Ended September 30, 2016

Part I      Financial Information

Item 1.    Unaudited Condensed Consolidated Financial Statements

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$11,624	$12,614
Accounts receivable - less allowances of $1,721 at September 30, 2016 and $1,454 at December 31, 2015	38,512	47,243
Inventories - net	125,250	118,673
Prepaid and other current assets	7,437	13,184

Total current assets	182,823	191,714
Property, plant and equipment - net	89,070	84,992
Deferred tax assets - net	21,555	22,385
Goodwill	54,887	54,887
Other intangible assets - net	25,682	26,213
Other assets - net	393	471

Total assets	$374,410	$380,662

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$23,287	$20,446
Accrued expenses	17,337	28,609
Current portion of deferred revenue	4,816	4,865
Current portion of short and long-term obligations	4,689	5,853

Total current liabilities	50,129	59,773
Long-term obligations - less current portion	78,720	73,384
Other long-term liabilities	395	472
Deferred revenue	7,754	9,354

Total liabilities	136,998	142,983
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	59,073	56,323
Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 58,417,397 and 57,803,111 shares issued and outstanding, respectively	58	58
Additional paid-in capital	418,166	417,725
Accumulated other comprehensive loss	(6,895)	(7,042)
Accumulated deficit	(232,436)	(228,939)
Less treasury stock, 259,443 and 230,352 shares, respectively, at cost	(554)	(446)

Total stockholders’ equity	178,339	181,356

Total liabilities and stockholders’ equity	$374,410	$380,662

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$66,547	$66,529	$201,518	$206,172
Costs of processing and distribution	32,273	31,296	97,270	96,737

Gross profit	34,274	35,233	104,248	109,435

Expenses:
Marketing, general and administrative	28,724	25,464	84,678	80,088
Research and development	3,789	3,793	12,034	11,492
Restructuring charges	—	—	1,107	—
Strategic review costs	650	—	650	—
CEO Retirement and transition costs	4,107	—	4,107	—
Contested proxy expenses	—	—	2,680	—
Severance costs	328	—	1,039	—

Total operating expenses	37,598	29,257	106,295	91,580

Operating (loss) income	(3,324)	5,976	(2,047)	17,855

Other (expense) income:
Interest expense	(308)	(336)	(1,061)	(981)
Interest income	1	—	8	3
Foreign exchange loss	(67)	(69)	(59)	(8)

Total other expense - net	(374)	(405)	(1,112)	(986)

(Loss) income before income tax provision	(3,698)	5,571	(3,159)	16,869
Income tax benefit (provision)	92	(2,069)	(338)	(6,120)

Net (loss) income	(3,606)	3,502	(3,497)	10,749

Convertible preferred dividend	(883)	(832)	(2,611)	(2,460)

Net (loss) income applicable to common shares	(4,489)	2,670	(6,108)	8,289

Other comprehensive (loss) income:
Unrealized foreign currency translation gain (loss)	241	340	147	(2,212)

Comprehensive (loss) income	$(4,248)	$3,010	$(5,961)	$6,077

Net (loss) income per common share - basic	$(0.08)	$0.05	$(0.10)	$0.14

Net (loss) income per common share - diluted	$(0.08)	$0.05	$(0.10)	$0.14

Weighted average shares outstanding - basic	58,353,110	57,701,810	58,173,580	57,492,606

Weighted average shares outstanding - diluted	58,353,110	58,922,423	58,173,580	58,591,303

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2016

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2015	$58	$417,725	$(7,042)	$(228,939)	$(446)	$181,356
Net loss	—	—	—	(3,497)	—	(3,497)
Foreign currency translation adjustment	—	—	147	—	—	147
Exercise of common stock options	—	14	—	—	—	14
Stock-based compensation	—	3,075	—	—	—	3,075
Purchase of treasury stock	—	—	—	—	(108)	(108)
Amortization of preferred stock Series A issuance costs	—	(139)	—	—	—	(139)
Preferred stock Series A dividend	—	(2,611)	—	—	—	(2,611)
Change in tax benefit from stock- based compensation	—	102	—	—	—	102

Balance, September 30, 2016	$58	$418,166	$(6,895)	$(232,436)	$(554)	$178,339

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Cash flows from operating activities:
Net (loss) income	$(3,606)	$3,502	$(3,497)	$10,749
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	4,393	4,111	13,087	12,457
Provision for bad debts and product returns	451	155	946	983
Provision for inventory write-downs	2,052	1,418	4,422	4,473
Amortization of deferred revenue	(1,216)	(1,160)	(3,650)	(5,065)
Deferred income tax provision	485	2,226	366	2,905
Stock-based compensation	1,975	662	3,075	1,915
Other	316	264	580	1,143
Change in assets and liabilities:
Accounts receivable	(1,668)	(3,902)	7,872	(6,509)
Inventories	(6,164)	(2,664)	(10,736)	(10,671)
Accounts payable	(3,400)	(7,910)	1,095	(8,672)
Accrued expenses	(3,042)	(276)	(11,360)	(4,272)
Deferred revenue	—	—	2,000	2,000
Other operating assets and liabilities	6,249	(720)	5,834	987

Net cash (used in) provided by operating activities	(3,175)	(4,294)	10,034	2,423

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,371)	(4,392)	(12,774)	(12,969)
Patent and acquired intangible asset costs	(804)	(133)	(2,195)	(249)

Net cash used in investing activities	(4,175)	(4,525)	(14,969)	(13,218)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	570	14	2,477
Proceeds from long-term obligations	8,000	6,750	15,000	6,750
Net (payments) proceeds from short-term obligations	(662)	160	(1,511)	508
Payments on long-term obligations	(1,125)	(1,135)	(9,424)	(4,161)
Other financing activities	—	42	(108)	(169)

Net cash provided by financing activities	6,213	6,387	3,971	5,405

Effect of exchange rate changes on cash and cash equivalents	7	41	(26)	(5)

Net decrease in cash and cash equivalents	(1,130)	(2,391)	(990)	(5,395)
Cash and cash equivalents, beginning of period	12,754	12,699	12,614	15,703

Cash and cash equivalents, end of period	$11,624	$10,308	$11,624	$10,308

Supplemental cash flow disclosure:
Cash paid for interest	$435	$602	$1,224	$1,071
Cash paid for income taxes, net of refunds	106	1,110	282	2,631
Non-cash acquisition of property, plant and equipment	1,212	1,743	1,445	17
Stock-based compensation related to severance	—	—	—	310
Increase in accrual for dividend payable	883	832	2,611	2,460

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, comprehensive (loss) income and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Revenue from Contracts with Customers — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. As updated in August 2015, the effective date of ASU 2014-09 will be annual reporting periods beginning after December 15, 2017, using one of two retrospective application methods.

In March and April 2016, the FASB issued two updates to the revenue recognition guidance: ASU 2016-08 “Principal Versus Agent Considerations” (Topic 606) (Reporting Revenue Gross Versus Net), and ASU 2016-10, “Identifying Performance Obligations and Licensing” (Topic 606).

In May 2016, the FASB issued ASU Update No. 2016-12 (“ASU 2016-12”) which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition.

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

Simplifying the Presentation of Debt Issuance Costs — In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (Topic 835) (“ASU No. 2015-03”). ASU No. 2015-03 simplifies the accounting for debt issuance costs by requiring such costs to be presented as a direct deduction from the related debt liability rather than as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. ASU No. 2015-03 requires retrospective application and represents a change in accounting principle. The Company adopted ASU No. 2015-03 effective January 1, 2016 and has presented debt issuance costs of $341 and $403 as of September 30, 2016 and December 31, 2015, respectively, as a direct deduction from the carrying amounts of its debt liabilities. The December 31, 2015 amount was previously recorded in “Other assets-net”.

4.	Stock-Based Compensation

The Company has six stock-based compensation plans (although it may currently issue awards only under one of such plans). The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s stock options generally have ten-year contractual terms and vest over a one to five-year period from the date of grant. The Company’s policy is to grant restricted stock awards at a fair value equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s restricted stock awards generally vest over one to three-year periods.

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

Stock Options

As of September 30, 2016, there was $2,974 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3.12 years.

Stock options outstanding, exercisable and available for grant at September 30, 2016 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at January 1, 2016	5,661,514	$4.49
Granted	619,352	3.31
Exercised	(5,000)	2.81
Forfeited or expired	(419,979)	5.67

Outstanding at September 30, 2016	5,855,887	$4.28	5.60	$249

Vested or expected to vest at September 30, 2016	5,614,949	$4.29	5.46	$249

Exercisable at September 30, 2016	3,772,138	$4.35	4.20	$249

Available for grant at September 30, 2016	3,314,686

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price.

Other information concerning stock options are as follows:

	For the Nine Months Ended
	September 30,
	2016	2015
Weighted average fair value of stock options granted	$1.55	$2.49
Aggregate intrinsic value of stock options exercised	6	1,572

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.

Restricted Stock Awards

During the first quarter of 2016, the Company granted 223,563 shares of time-based restricted stock and 223,563 shares of performance-based restricted stock. Both sets of awards vest over a three-year period, with a weighted-average grant date fair value of $3.31 per share. During the third quarter of 2016, the Company granted 162,160 shares of restricted stock with a weighted-average grant date fair value of $3.70 per share which vest over a one-year period. As of September 30, 2016, there was $1,735 of total unrecognized stock-based compensation related to time-based and performance-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.78 years.

For the three and nine months ended September 30, 2016 and 2015, the Company recognized stock-based compensation as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock-based compensation:
Costs of processing and distribution	$33	$33	$99	$99
Marketing, general and administrative	1,927	614	2,931	1,771
Research and development	15	15	45	45

Total	$1,975	$662	$3,075	$1,915

5.	Net Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic shares	58,353,110	57,701,810	58,173,580	57,492,606
Effect of dilutive securities:
Stock options	—	1,220,613	—	1,098,697

Diluted shares	58,353,110	58,922,423	58,173,580	58,591,303

For the three months ended September 30, 2016 and 2015, approximately 4,854,771 and 1,736,119, respectively, and for the nine months ended September 30, 2016 and 2015, approximately 4,787,572 and 1,767,376, respectively, of issued stock options were not included in the computation of diluted net income per common share because they were anti-dilutive since their exercise price exceeded the market price. For the three and nine months ended September 30, 2016, options to purchase 278,766 and 306,527, respectively, of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into this calculation when a net loss is reported.

For the three and nine months ended September 30, 2016 and 2015, 50,000 shares of convertible preferred stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net (loss) income per common share.

6.	Inventories

Inventories by stage of completion are as follows:

	September 30,	December 31,
	2016	2015
Unprocessed tissue, raw materials and supplies	$28,775	$33,028
Tissue and work in process	39,564	36,614
Implantable tissue and finished goods	56,911	49,031

	$125,250	$118,673

For the three months ended September 30, 2016 and 2015, the Company had inventory write-downs of $2,052 and $1,418, respectively, and for the nine months ended September 30, 2016 and 2015, the Company had inventory write-downs of $4,422 and $4,473, respectively, relating primarily to product obsolescence.

7.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	September 30,	December 31,
	2016	2015
Land	$2,353	$2,319
Buildings and improvements	63,816	63,699
Processing equipment	47,003	41,831
Surgical instruments	18,168	15,702
Office equipment, furniture and fixtures	2,736	4,657
Computer equipment and software	14,716	11,804
Construction in process	15,914	10,850
Office equipment under capital leases	—	152

	164,706	151,014
Less accumulated depreciation	(75,636)	(66,022)

	$89,070	$84,992

For the three months ended September 30, 2016 and 2015, the Company had depreciation expense in connection with property, plant and equipment of $3,459 and $3,011, respectively, and for the nine months ended September 30, 2016 and 2015, the Company had depreciation expense of property, plant and equipment of $10,295 and $9,212, respectively.

8.	Other Intangible Assets

Other intangible assets are as follows:

	September 30, 2016		December 31, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$11,783	$4,028	$11,532	$3,448
Acquired licensing rights	12,204	8,149	10,850	7,691
Marketing and procurement intangible assets	22,756	8,884	22,179	7,209

Total	$46,743	$21,061	$44,561	$18,348

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists and non-compete agreements.

For the three months ended September 30, 2016 and 2015, the Company had amortization expense of other intangible assets of $934 and $1,100, respectively, and for the nine months ended September 30, 2016 and 2015, the Company had amortization expense of other intangible assets of $2,792 and $3,245, respectively. At September 30, 2016, management’s estimates of future amortization expense for the next five years are as follows:

Amortization
Expense
2016	$875
2017	3,400
2018	3,400
2019	3,400
2020	3,400
2021	3,400

$17,875

9.	Accrued Expenses

Accrued expenses are as follows:

	September 30,	December 31,
	2016	2015
Accrued compensation	$3,032	$4,740
Accrued severance charges	639	717
Accrued restructuring charges	150	—
Accrued CEO retirement and transition costs	2,572	—
Accrued distributor commissions	3,757	3,835
Accrued donor recovery fees	2,584	7,144
Accrued taxes	—	514
Accrued indemnification liability	—	6,579
Other	4,603	5,080

	$17,337	$28,609

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

10.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	September 30,	December 31,
	2016	2015
Term loan	$50,409	$53,722
Credit facilities	33,000	25,477
Capital leases	—	38

Total	83,409	79,237
Less current portion	(4,689)	(5,853)

Long-term portion	$78,720	$73,384

On July 16, 2013, the Company obtained from TD Bank and Regions Bank a five-year $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility that matures on July 16, 2018, with a variable interest rate between 100 and 175 basis points in excess of the one month LIBOR rate. On October 15, 2014, the Company entered into a Second Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which amended the loan agreement to remove certain financial covenants. On June 29, 2015, the Company entered into a Third Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $20,000 to $30,000. On June 29, 2016, the Company entered into a Fourth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $30,000 to $45,000.

At September 30, 2016, the interest rate for the term loan and revolving credit facility is 2.03%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTIDS. As of September 30, 2016, there was $33,000 outstanding on the revolving credit facility. The term loan facility requires aggregate principal payments of $9,375 from October 1, 2016 through June 30, 2018, with a final balloon principal payment at the end of the loan agreement. The credit agreement limits indebtedness and liens, restricts payment of dividends on common stock, requires the Company to maintain a minimum cash balance on hand of $10,000 and prescribes certain financial covenant ratios. The Company was in compliance with these financial covenants related to its senior secured credit facility as of September 30, 2016.

In addition to the credit facility with TD Bank and Regions Bank, the Company had through its German subsidiary, three credit facilities with three German banks. As of September 30, 2016, the three credit facilities with the three German banks were paid off and terminated.

The total available credit on the Company’s one revolving credit facility at September 30, 2016 was $12,000. The Company’s ability to access its revolving credit facility is subject to and can be limited by its compliance with its financial and other covenants. The Company was in compliance with the financial covenants related to its revolving credit facility as of September 30, 2016.

As of September 30, 2016, the Company paid off all remaining capital leases.

On November 7, 2016, as a result of the Company’s uncertainty regarding its ability to comply on a quarterly basis with its leverage to consolidated trailing 12-month earnings before interest, taxes, depreciation, and amortization ratio (the “Leverage to EBITDA Ratio”) covenant in the fourth quarter of 2016, the Company entered into a Fifth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank. The amendment increased the Company’s Leverage to EBITDA Ratio from 2.5 to 1.00 to 3.25 to 1.00 through March 31, 2017, and 3.0 to 1.00 after March 31, 2017. As of September 30, 2016, the Company’s leverage ratio was approximately 2.33. The amendment also decreased the Company’s maximum revolving credit amount from $45,000 to $42,500 and placed certain restrictions on the payment of preferred dividends.

As of September 30, 2016, contractual maturities of long-term obligations are as follows:

	Term Loan	Credit Facility	Total
2016	$1,082	$—	$1,082
2017	5,070	—	5,070
2018	44,257	33,000	77,257

	$50,409	$33,000	$83,409

11.	Income Taxes

The Company expects its deferred tax assets of $21,555, net of the valuation allowance at September 30, 2016 of $2,587, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $2,587 and $1,106 have been established at September 30, 2016 and December 31, 2015, respectively, against a portion of the deferred tax assets relating to certain net operating loss carryforwards.

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

On a rolling three year basis, the Company’s U.S. operations are in a cumulative income position. The Company considers this objectively verifiable evidence that its current U.S. operations existing on September 30, 2016, have consistently demonstrated the ability to operate at a profit. The Company has a history of utilizing 100 percent of its U.S. deferred taxes assets before they expire and the forecasts of taxable earnings project a complete realization of all U.S. deferred tax assets before they expire, including under stressed scenarios.

The Company’s German and French operations are in cumulative loss positions. Since inception, the Company’s French operations have generated losses. As a result, the Company has historically recorded a full valuation allowance on its French subsidiary’s deferred tax assets. During the quarter ended September 30, 2016, the Company’s German operations entered into a cumulative loss position. As a result, the Company recorded a full valuation allowance on its German subsidiary’s deferred tax assets.

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

Preferred stock is as follows:

	Preferred Stock	Preferred Stock	Net
	Liquidation Value	Issuance Costs	Total
Balance at December 31, 2015	$57,168	$(845)	$56,323
Accrued dividend payable	2,611	—	2,611
Amortization of preferred stock issuance costs	—	139	139

Balance at September 30, 2016	$59,779	$(706)	$59,073

13.	Restructuring Charges

The Company instituted a restructuring plan primarily related to closure of our French distribution and tissue procurement office, which resulted in $1,107 of expenses for the nine months ended September 30, 2016.

Accrued restructuring charges at January 1, 2016	$—
French distribution and tissue procurement office closure costs	1,107
Asset abandonments	(640)
Cash payments	(317)

Accrued restructuring charges at September 30, 2016	$150

14.	Strategic Review Costs

The Company recorded strategic review costs related to the comprehensive strategic review of the Company’s business lines and operations to leverage the Company’s expertise, technology and products and identify opportunities to increase stockholder value, which resulted in $650 of expenses for the nine months ended September 30, 2016.

15.	CEO Retirement and Transition Costs

The Company recorded Chief Executive Officer retirement and transition costs related to the retirement of our Chief Executive Officer, Brian K. Hutchison, pursuant to the Executive Transition Agreement dated August 29, 2012, which resulted in $4,107 of expenses for the nine months ended September 30, 2016.

16.	Contested Proxy Expenses

The Company recorded contested proxy expenses related to the contested proxy between the Company and Krensavage Partners, LP, which resulted in $2,680 of expenses for the nine months ended September 30, 2016.

17.	Severance Charges

The Company recorded severance charges related to the termination of former employees as a result of the Company reorganizing its distribution force, which resulted in $995 of expenses for the quarter ended December 31, 2015.

The Company recorded additional severance charges to reduce headcount and improve operational efficiencies, which resulted in $1,039 of expenses for the nine months ended September 30, 2016. The total severance charges are expected to be paid in full prior to the fourth quarter of 2018. Severance payments are made to terminated employees over periods ranging from one month to twenty-four months and are not expected to have a material impact on cash flows of the Company in any quarterly period. The following table includes a rollforward of severance charges included in accrued expenses, see Note 9.

Accrued severance charges at January 1, 2016	$865
Employee separation expenses accrued in 2016	1,039

Subtotal severance charges	1,904
Severance cash payments	(1,265)

Accrued severance charges at September 30, 2016	$639

18.	Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of September 30, 2016 will have a material adverse impact on its financial position or results of operations.

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

In addition to claims made directly against the Company, Coloplast, a manufacturer and distributor of TSM’s and a distributor of certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified), and (2) tissue plus non-Coloplast synthetic mesh (“collectively, the Claims”). There are presently a combined total of 1,126 Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

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

20. Commitments and Contingencies

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

21. Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment composed of six lines of business. Effective January 1, 2016, the reporting of the Company’s lines of business is composed primarily of six categories: spine; sports medicine and orthopedics; surgical specialties; cardiothoracic; international; and global commercial. The Company’s previous lines of business were composed of: spine; ortho fixation; sports medicine; bone graft substitutes and general orthopedic; dental; and surgical specialties. The prior year comparable revenue information has been restated to conform to the current year presentation. The Company believes that the change in the reporting of the Company’s lines of business will facilitate a better understanding of our lines of business and align more closely with the end markets in which the Company competes. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues for the three and nine months ended September 30, 2016 and 2015, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In Thousands)
Revenues:
Spine	$17,775	$13,674	$52,514	$42,375
Sports medicine and orthopedics	11,874	11,882	36,956	37,654
Surgical specialties	1,168	670	2,985	2,004
Cardiothoracic	2,893	2,225	8,332	6,403
International	4,352	4,793	15,532	13,938

Subtotal direct	38,062	33,244	116,319	102,374
Global commercial	25,297	30,182	75,396	93,061
Other revenues	3,188	3,103	9,803	10,737

Total revenues	$66,547	$66,529	$201,518	$206,172

Domestic revenues	60,959	61,046	183,192	189,751
International revenues	5,588	5,483	18,326	16,421

Total revenues	$66,547	$66,529	$201,518	$206,172

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Percent of revenues derived from:
Distributor
Zimmer Biomet Holdings, Inc.	18%	24%	16%	22%
Medtronic, PLC	8%	9%	9%	9%
International	8%	8%	9%	8%

The following table presents property, plant and equipment - net by significant geographic location:

	September 30,	December 31,
	2016	2015
Property, plant and equipment - net:
Domestic	$77,784	$72,901
International	12,072	12,091

Total	$89,856	$84,992

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Relating to Forward Looking Statements

Information contained in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “requires,” “hopes,” “assumes” or comparable terminology, or by discussions of strategy. There can be no assurance that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, as may have been in subsequent Quarterly Reports on Form 10-Q (including this one), constitute cautionary statements which identify some of the factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

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

Domestic distributions and services accounted for 91% of total revenues in the first nine months of 2016. Most of our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 9% of total revenues in the first nine months of 2016. Our implants are distributed in over 45 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

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

Critical Accounting Policies

Intangible Assets and Goodwill. Our cash flow projections were a significant input into the December 31, 2015 reporting unit fair value. Our revenues of $201.5 million for the nine month period ended September 30, 2016 declined by 2.3% as compared to the prior year period, in which we generated revenues of $206.2 million. Despite the lower level of revenues in the current nine month period as compared with the prior year revenues, we generated cash from operations totaling $10.0 million, which increased by $7.6 million, or 314.1% despite the 2.3% year over year decrease in revenues. We update our financial projections on a regular basis as business conditions and our expectation of financial performance change. In addition, we are conducting a strategic review of our business lines and operations which could result in a change in our strategic focus and impact our financial projections. Should our cash flow projections decline to levels inconsistent with our previously projected results, long-term projections may be adjusted downward. A downward adjustment could negatively impact future valuations of our single reporting unit which could result in an impairment charge, and depending on the specific changes, could be material to us.

Results of Operations

Consolidated Financial Results

The following table reflects revenues for the three and nine months ended September 30, 2016 and 2015, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In Thousands)
Revenues:
Spine	$17,775	$13,674	$52,514	$42,375
Sports medicine and orthopedics	11,874	11,882	36,956	37,654
Surgical specialties	1,168	670	2,985	2,004
Cardiothoracic	2,893	2,225	8,332	6,403
International	4,352	4,793	15,532	13,938

Subtotal direct	38,062	33,244	116,319	102,374
Global commercial	25,297	30,182	75,396	93,061
Other revenues	3,188	3,103	9,803	10,737

Total revenues	$66,547	$66,529	$201,518	$206,172

Domestic revenues	60,959	61,046	183,192	189,751
International revenues	5,588	5,483	18,326	16,421

Total revenues	$66,547	$66,529	$201,518	$206,172

Three Months Ended September 30, 2016 Compared With Three Months Ended September 30, 2015

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

Our total revenues of $66.5 million for the three months ended September 30, 2016 were comparable to the three months ended September 30, 2015. Our direct revenues increased by $4.8 million, or 14.5%, to $38.1 million, offset by our global commercial revenues which decreased by $4.9 million, or 16.2%, to $25.3 million. Our global commercial revenue comparisons are impacted due to a significant amount of our revenue being derived from large global commercial stocking distributors, whose timing of orders can vary from quarter to quarter. These ordering patterns can result in significant unit volume variations, which can result in significant variation in quarter over quarter comparisons. In addition, global commercial revenues decreased primarily as a result of lower orders from certain commercial distributors, primarily in the spinal and trauma markets.

Direct Revenues

Spine - Revenues from spinal implants increased $4.1 million, or 30.0%, to $17.8 million for the three months ended September 30, 2016 compared to $13.7 million for the three months ended September 30, 2015. Spine revenues increased primarily as a result of new surgeon customers.

Sports Medicine and Orthopedics - Revenues from sports medicine and orthopedics allografts of $11.9 million for the three months ended September 30, 2016 were comparable to the three months ended September 30, 2015.

Surgical Specialties - Revenues from surgical specialty allografts increased $498,000, or 74.3%, to $1.2 million for the three months ended September 30, 2016 compared to $670,000 for the three months ended September 30, 2015. Surgical Specialties revenues increased primarily as a result of new accounts.

Cardiothoracic - Revenues from cardiothoracic implants increased $668,000, or 30.0%, to $2.9 million for the three months ended September 30, 2016 compared to $2.2 million for the three months ended September 30, 2015. Cardiothoracic revenues increased primarily as a result of increased sales of sternal cables and sternal closure plates.

International Revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues decreased $441,000, or 9.2%, to $4.4 million for the three months ended September 30, 2016 compared to $4.8 million for the three months ended September 30, 2015. International revenues decreased primarily as a result of decreased distributions in Europe. On a constant currency basis, international revenues decreased $451,000, or 9.4%.

Global Commercial

Revenues from global commercial decreased $4.9 million, or 16.2%, to $25.3 million for the three months ended September 30, 2016 compared to $30.2 million for the three months ended September 30, 2015. Global commercial revenues decreased primarily as a result of lower orders from certain commercial distributors, primarily in the spinal and trauma markets.

Other Revenues

Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees of $3.2 million for the three months ended September 30, 2016 were comparable to the three months ended September 30, 2015.

Costs of Processing and Distribution

Costs of processing and distribution increased $1.0 million, or 3.1%, to $32.3 million for the three months ended September 30, 2016 compared to $31.3 million for the three months ended September 30, 2015. Costs of processing and distribution increased as a percentage of revenues from 47.0% for the three months ended September 30, 2015 to 48.5% for the three months ended September 30, 2016. Costs of processing and distribution as a percentage was negatively impacted by a decrease in manufacturing processing activities as a result of lower global commercial revenue distributions.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased $3.3 million, or 12.8%, to $28.7 million for the three months ended September 30, 2016 from $25.5 million for the three months ended September 30, 2015. The increase was primarily due to higher variable compensation and distributor commission expenses on direct revenue distributions. Marketing, general and administrative expenses increased as a percentage of revenues from 38.3% for the three months ended September 30, 2015 to 43.2% for the three months ended September 30, 2016.

Research and Development Expenses

Research and development expenses of $3.8 million for the three months ended September 30, 2016 were comparable to the three months ended September 30, 2015. As a percentage of revenues, research and development expenses of 5.7% were comparable to the three months ended September 30, 2016.

Strategic Review Costs

Strategic review costs related to the comprehensive strategic review of the Company’s business lines and operations to leverage the Company’s expertise, technology and products and identify opportunities to increase stockholder values, resulted in $650,000 of expenses for the three months ended September 30, 2016. There were no strategic review costs for the three months ended September 30, 2015.

CEO Retirement and Transition Costs

Chief Executive Officer retirement and transition costs related to the retirement of our Chief Executive Officer, Brian K. Hutchison, pursuant to the Executive Transition Agreement dated August 29, 2012, and Executive Separation Agreement dated August 15, 2016, resulted in $4.1 million of severance, stock-based compensation and other retirement related expenses for the three months ended September 30, 2016. There were no Chief Executive Officer retirement and transition costs for the three months ended September 30, 2015.

Severance Charges

Severance charges related to the termination of other former employees resulted in $328,000 of expenses for the three months ended September 30, 2016. There were no severance charges for the three months ended September 30, 2015.

Net Other Expense

Net other expense, which includes interest expense, interest income and foreign exchange loss, of $374,000 for the three months ended September 30, 2016 were comparable to the three months ended September 30, 2015.

Income Tax Benefit (Provision)

Income tax benefit for the three months ended September 30, 2016 was $92,000 compared to income tax provision of $2.1 million for the three months ended September 30, 2015. Our effective tax rate for the three months ended September 30, 2016 was 2.5% compared to 37.1% for the three months ended September 30, 2015. During the three months ending September 30, 2016, the Company’s German operations entered into a cumulative loss position. As a result, the Company recorded a full valuation allowance of $1.2 million on its German subsidiary’s deferred tax assets with no comparable charge recorded in the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared With Nine Months Ended September 30, 2015

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

Our total revenues decreased by $4.7 million, or 2.3%, to $201.5 million for the nine months ended September 30, 2016 compared to $206.2 million for the nine months ended September 30, 2015. Our direct revenues increased by $13.9 million, or 13.6%, to $116.3 million, offset by our global commercial revenues which decreased by $17.7 million, or 19.0%, to $75.4 million. Our global commercial revenue comparisons are impacted due to a significant amount of our revenue being derived from large global commercial stocking distributors, whose timing of orders can vary from quarter to quarter. These ordering patterns can result in significant unit volume variations, which can result in significant variation in quarter over quarter comparisons. In addition, global commercial revenues decreased primarily as a result of lower orders from certain commercial distributors, primarily in the spinal, dental and trauma markets.

Direct Revenues

Spine - Revenues from spinal implants increased $10.1 million, or 23.9%, to $52.5 million for the nine months ended September 30, 2016 compared to $42.4 million for the nine months ended September 30, 2015. Spine revenues increased primarily as a result of new surgeon customers.

Sports Medicine and Orthopedics - Revenues from sports medicine and orthopedics allografts decreased $698,000, or 1.9%, to $37.0 million for the nine months ended September 30, 2016 compared to $37.7 million for the nine months ended September 30, 2015. Sports medicine and orthopedics revenues decreased primarily as a result of lower unit volumes and due in part to a procedural shift to autograft in the marketplace.

Surgical Specialties - Revenues from surgical specialty allografts increased $1.0 million, or 49.0%, to $3.0 million for the nine months ended September 30, 2016 compared to $2.0 million for the nine months ended September 30, 2015. Surgical Specialties revenues increased primarily as a result of new accounts.

Cardiothoracic - Revenues from cardiothoracic implants increased $1.9 million, or 30.1%, to $8.3 million for the nine months ended September 30, 2016 compared to $6.4 million for the nine months ended September 30, 2015. Cardiothoracic revenues increased primarily as a result of increased sales of sternal cables and sternal closure plates.

International Revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $1.6 million, or 11.4%, to $15.5 million for the nine months ended September 30, 2016 compared to $13.9 million for the nine months ended September 30, 2015. International revenues increased primarily as a result of increased distributions in Europe. On a constant currency basis, international revenues increased $1.6 million, or 11.5%.

Global Commercial

Revenues from global commercial decreased $17.7 million, or 19.0%, to $75.4 million for the nine months ended September 30, 2016 compared to $93.1 million for the nine months ended September 30, 2015. Global commercial revenues decreased primarily as a result of lower orders from certain commercial distributors, primarily in the spinal, dental and trauma markets.

Other Revenues

Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees decreased $934,000, or 8.7%, to $9.8 million for the nine months ended September 30, 2016 compared to $10.7 million for the nine months ended September 30, 2015. The decrease was primarily due to the acceleration of deferred revenue recognition of $1.5 million relating to Davol relinquishing its exclusive distribution rights in the breast reconstruction market for the nine months ended September 30, 2015.

Costs of Processing and Distribution

Costs of processing and distribution of $97.3 million for the nine months ended September 30, 2016 were comparable to the nine months ended September 30, 2015. Costs of processing and distribution increased as a percentage of revenues from 46.9% for the nine months ended September 30, 2015 to 48.3% for the nine months ended September 30, 2016. Costs of processing and distribution as a percentage was negatively impacted by a decrease in manufacturing processing activities as a result of lower global commercial revenue distributions.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased $4.6 million, or 5.7%, to $84.7 million for the nine months ended September 30, 2016 from $80.1 million for the nine months ended September 30, 2015. The increase was primarily due to higher variable compensation and distributor commission expenses on direct revenue distributions. Marketing, general and administrative expenses increased as a percentage of revenues from 38.8% for the nine months ended September 30, 2015 to 42.0% for the nine months ended September 30, 2016.

Research and Development Expenses

Research and development expenses increased $542,000, or 4.7%, to $12.0 million for the nine months ended September 30, 2016 from $11.5 million for the nine months ended September 30, 2015. The increase was primarily due to higher research study related expenses. As a percentage of revenues, research and development expenses increased from 5.6% for the nine months ended September 30, 2015 to 6.0% for the nine months ended September 30, 2016.

Restructuring Charges

Restructuring charges related to the closure of our French distribution and tissue procurement office was $1.1 million for the nine months ended September 30, 2016. There were no restructuring charges for the nine months ended September 30, 2015.

Strategic Review Costs

Strategic review costs related to the comprehensive strategic review of the Company’s business lines and operations to leverage the Company’s expertise, technology and products and identify opportunities to increase stockholder values, resulted in $650,000 of expenses for the nine months ended September 30, 2016. There were no strategic review costs for the nine months ended September 30, 2015.

CEO Retirement and Transition Costs

Chief Executive Officer retirement and transition costs related to the retirement of our Chief Executive Officer, Brian K. Hutchison, pursuant to the Executive Transition Agreement dated August 29, 2012, and Executive Separation Agreement dated August 15, 2016, resulted in $4.1 million of severance, stock-based compensation and other retirement related expenses for the nine months ended September 30, 2016. There were no Chief Executive Officer retirement and transition costs for the nine months ended September 30, 2015.

Contested Proxy Expenses

Contested proxy expenses for the nine months ended September 30, 2016 of $2.7 million was the result of the contested proxy between us and Krensavage Partners, LP. There were no contested proxy expenses for the nine months ended September 30, 2015.

Severance Charges

Severance charges related to the termination of other former employees resulted in $1.0 million of expenses for the nine months ended September 30, 2016. There were no severance charges for the nine months ended September 30, 2015.

Net Other Expense

Net other expense, which includes interest expense, interest income and foreign exchange loss, increased $126,000 to $1.1 million for the nine months ended September 30, 2016 from $1.0 million for the nine months ended September 30, 2015. The increase in net other expense is primarily attributable to higher interest expense of $80,000 as a result of higher average debt balance as compared to the nine months ended September 30, 2015 and due to a foreign currency exchange transaction loss of $59,000 for the nine months ended September 30, 2016, compared to $8,000 for the nine months ended September 30, 2015, resulting from changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Provision

Income tax provision for the nine months ended September 30, 2016 was $338,000 compared to $6.1 million for the nine months ended September 30, 2015. Our effective tax rate for the nine months ended September 30, 2016 was 10.7% compared to 36.3% for the nine months ended September 30, 2015. During the nine months ending September 30, 2016, the Company’s German operations entered into a cumulative loss position. As a result, the Company recorded a full valuation allowance of $1.2 million on its German subsidiary’s deferred tax assets with no comparable charge recorded in the nine months ended September 30, 2015.

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

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures that exclude certain amounts, including non-GAAP net income applicable to common shares, adjusted. The calculation of the tax effect on the adjustments between GAAP net (loss) income applicable to common shares and non-GAAP net income applicable to common shares is based upon our estimated annual GAAP tax rate, adjusted to account for items excluded from GAAP net (loss) income applicable to common shares in calculating non-GAAP net income applicable to common shares. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliation below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Net (loss) income applicable to common shares, as reported	$(4,489)	$2,670	$(6,108)	$8,289
Restructuring charges	—	—	1,107	—
Contested proxy expenses	—	—	2,680	—
Severance charges	328	—	1,039	—
Strategic review costs	650	—	650	—
CEO Retirement and transition costs	4,107	—	4,107	—
European net operating loss valuation reserve	1,224	—	1,224	—
Tax effect on adjustments	(1,773)	—	(3,128)	—

Net income applicable to common shares, adjusted	$47	$2,670	$1,571	$8,289

The following is an explanation of the adjustment that management excluded as part of the non-GAAP measures for the three and nine months ended September 30, 2016 as well as the reasons for excluding the individual items:

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

Strategic review costs – This adjustment represents charges relating to a comprehensive strategic review of the Company’s business lines and operations to leverage the Company’s expertise, technology and products and identify opportunities to increase stockholder value. Management removes the amount of these expenses from our operating results to supplement a comparison to our past operating performance.

CEO Retirement and transition costs – This adjustment represents charges relating to the retirement of our Chief Executive Officer, Brian K. Hutchison, pursuant to the Executive Transition Agreement dated August 29, 2012 and Executive Separation Agreement dated August 15, 2016. Management removes the amount of these expenses from our operating results to supplement a comparison to our past operating performance.

Liquidity and Capital Resources

Our working capital at September 30, 2016 of $132.7 million was comparable to our working capital at December 31, 2015.

At September 30, 2016, we had 51 days of revenues outstanding in trade accounts receivable, a decrease of 10 days compared to December 31, 2015. The decrease was due to higher cash receipts from customers than shipments and corresponding billings to customers during the nine months ended September 30, 2016.

At September 30, 2016, we had 344 days of inventory on hand, an increase of 24 days compared to December 31, 2015. The increase in inventory days is primarily due to a planned investment in inventory for planned future growth of direct distributions and lower than anticipated commercial distributions. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $11.6 million of cash and cash equivalents at September 30, 2016. At September 30, 2016, our foreign subsidiaries held $1.1 million in cash, which is not available for use in the U.S. without incurring U.S. taxes. U.S. income taxes have not been paid or accrued for on the undistributed earnings of our foreign subsidiaries. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at September 30, 2016 increased $4.2 million to $83.4 million from $79.2 million at December 31, 2015. The increase in short and long-term obligations was primarily due to planned additional borrowings to reduce current liabilities partially offset by principal payments on long-term obligations. On June 29, 2016, the Company entered into a Fourth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $30.0 million to $45.0 million. At September 30, 2016, our three credit facilities with three German banks were paid off and terminated and we have $12.0 million of borrowing capacity available under our one remaining revolving credit facility with TD Bank, N.A. and Regions Bank.

We have access to liquidity through our working capital and revolving credit facility with TD Bank, N.A. and Regions Bank. Our debt agreement contains certain financial covenants including a maximum leverage to trailing 12-month earnings before interest, taxes, depreciation, and amortization ratio (the “Leverage to EBITDA Ratio”) of 3.25 to 1.00 through March 31, 2017 and 3.00 to 1.00 thereafter. The debt agreement also requires us to maintain a minimum of $10 million of cash. Therefore, our ability to access liquidity could be limited by the covenants in the debt agreement. As of September 30, 2016, our Leverage to EBITDA Ratio is approximately 2.33 to 1.00. We update our financial projections on a regular basis as business conditions and our expectation of financial performance change. In addition, we are conducting a strategic review of our business lines and operations which could result in a change in our strategic focus and impact our financial projections; however as of September 30, 2016, we believe that our working capital, together with our borrowing ability under our one remaining revolving credit facility, will be adequate to fund our on-going operations for the next twelve months.

As of September 30, 2016, we have no material off-balance sheet arrangements.

Certain Commitments.

Our short and long-term debt obligations and availability of credit as of September 30, 2016 are as follows:

	Outstanding	Available
	Balance	Credit
	(In thousands)
Term loan	$50,409	$—
Credit facility	33,000	12,000

Total	$83,409	$12,000

The following table provides a summary of our debt obligations, operating lease obligations and other significant obligations as of September 30, 2016.

	Contractual Obligations Due by Period
	Total	2016	2017	2018	2019	2020 and Beyond
	(In thousands)
Short and long-term obligations	$83,409	$1,082	$5,070	$77,257	$—	$—
Operating leases	3,255	526	1,371	728	414	216
Other significant obligations (1)	10,129	10,129	—	—	—	—

Total	$96,793	$11,737	$6,441	$77,985	$414	$216

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

We were in compliance with the financial covenants related to our senior secured credit facility as of September 30, 2016.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facility expose us to market risk related to changes in interest rates. As of September 30, 2016, our outstanding floating rate indebtedness totaled $83.4 million. The primary base interest rate is LIBOR. Other outstanding debt consists of fixed rate instruments, including capital leases. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2016. However, we can give no assurance that interest rates will not significantly change in the future.

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

We are in the process of expanding the use of the enterprise resource system, SAP. On August 31, 2016, we completed a phase of our implementation of SAP. We continue to evaluate the impact to our internal control over financial reporting due to the continuing implementation of SAP. There have been no changes in the Company’s internal control during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of September 30, 2016 will have a material adverse impact on its financial position or results of operations.

For a further description, we refer you to Part I, Item 1, Note 18 entitled “Legal Actions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

Item 1A.    Risk Factors

Our health insurance and prescription drug coverage, along with our self-insurance reserves, may not cover future claims.

For the health insurance year beginning January 1, 2016, we began to self-insure for our U.S. employees’ medical and prescription drug insurance coverage. We are responsible for losses up to certain retention limits on both a per-claim and aggregate basis.

For policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances. Fluctuating healthcare costs, severity of claims, increases in the employee population, and deviations from our expectations could affect the accuracy of estimates based on historical experience. If actual claims are greater in number and/or severity compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and we may be required to record additional expense. Unanticipated changes may produce materially different amounts of expense than that reported under these programs, which could adversely impact our operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of RTI Surgical, Inc.

3.2(2)	Amended and Restated Bylaws of RTI Surgical, Inc.

10.1(3)	Fourth Amendment to the Second Amended and Restated Loan Agreement dated June 29, 2016, by and among the Company, TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.

10.2(4)	Executive Separation Agreement, dated August 15, 2016.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31271) filed by the Registrant on March 7, 2016.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31271) filed by the Registrant on July 11, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31271) filed by the Registrant on July 5, 2016.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 8-K (File No. 000-31271) filed by the Registrant on August 16, 2016.

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

Date: November 7, 2016

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