Form 10-K
period 2016-12-31
RTI SURGICAL, INC.
filed 2017-03-13
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016), was approximately $208.3 million.

The number of shares of Common Stock outstanding as of March 3, 2017 was 58,462,397.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

RTI SURGICAL, INC.

FORM 10-K Annual Report

PART I

This Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “requires,” “hopes,” “may,” “will,” ”assumes,” variations of such words and similar expressions are intended to identify such forward-looking statements. Do not unduly rely on forward-looking statements. These statements give our expectations about future performance, but are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Some of the matters described below in the “Risk Factors” section constitute cautionary statements which identify factors regarding these forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. Forward-looking statements speak only as of the date they are made, and unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We distribute human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. We operate in one reportable segment composed of six lines of business. Effective January 1, 2016, the reporting of our lines of business is composed primarily of six categories: spine; sports medicine and orthopedics; surgical specialties; cardiothoracic; international; and global commercial. Our previous lines of business were: spine; ortho fixation; sports medicine; bone graft substitutes and general orthopedic; dental; and surgical specialties. The prior year comparable revenue information has been restated to conform to the current year presentation. We believe that the change in the reporting of our lines of business will facilitate a better understanding of our lines of business and align more closely with the end markets in which we compete. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues and their respective percentages of our total revenues for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	(In thousands)
Revenues:
Spine	$73,907	27.1%	$57,983	20.5%	$52,270	19.9%
Sports medicine and orthopedics	50,143	18.4%	50,712	18.0%	48,975	18.6%
Surgical specialties	4,466	1.6%	3,029	1.1%	1,631	0.6%
Cardiothoracic	11,147	4.1%	8,699	3.1%	6,997	2.7%
International	21,185	7.8%	18,338	6.5%	20,327	7.7%

Subtotal direct	160,848	59.0%	138,761	49.2%	130,200	49.5%
Global commercial	99,127	36.3%	129,930	46.0%	120,910	46.0%
Other revenues	12,890	4.7%	13,602	4.8%	11,700	4.5%

Total revenues	$272,865	100.0%	$282,293	100.0%	$262,810	100.0%

Domestic revenues	$247,756	90.8%	$260,387	92.2%	$238,936	90.9%
International revenues	25,109	9.2%	21,906	7.8%	23,874	9.1%

Total revenues	$272,865	100.0%	$282,293	100.0%	$262,810	100.0%

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

Marketing and Distribution

We market and distribute our implants through direct sales channels and non-exclusive commercial distributors. Our implants are used in the following markets: spine, sports medicine, orthobiologics, trauma, dental, and surgical specialties. Our implants range from metals, synthetics, allografts and xenografts that are precision machined for specific surgical applications to grafts conventionally processed for general surgical uses.

Direct Channels

Spine

The human spine consists of four regions: cervical (neck region), thoracic (back region attached to the ribs), Lumbar (lower back), and sacral (tail bone). We design, manufacture, and distribute surgical implants, instruments, and biologics used in the treatment of conditions affecting the spine caused by degenerative conditions, deformities or traumatic injury. Our principle implant offering includes a wide variety of systems comprised of components such as spine screws and rods, spinal spacers, plates, and various biologics offerings all designed to enhance and promote spinal fusion. Our principal implant offering by market segment are as follows:

•	Thoracolumbar: Streamline® TL Spinal Fixation System, Quantum® Spinal Fixation System, Streamline® MIS Spinal Fixation System, MIS FusionTM Instrumentation, Contact® Anterior Lumbar Plate System

•	Cervical: Streamline® Posterior Cervical Spinal Fixation System, Slimfuse® Anterior Cervical Plate System, Aspect® Anterior Cervical Plate System

•	Lateral: Clarity® Retractor System, Lat-FuseTM Lateral Plate System

•	Interbody: C PlusTM PEEK IBF System, BulletTM PEEK IBF System, Cross-Fuse II® PEEK VBR/IBF System

•	Biologics: map3® cellular allogeneic bone graft and the BioSet® DBM, BioReady® DBM, and BioAdapt® DBM families of paste implants

•	Synthetics: nanOss® advanced bone graft substitute

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

Sports medicine and orthopedics

Many repetitive use and sports-related injuries can be addressed with allograft implants. The most prevalent surgeries in the knee include repairs to the anterior cruciate ligament (“ACL”), articular cartilage repair, and meniscus transplantation. The most prevalent surgeries in the shoulder include rotator cuff repair and articular cartilage repair. Our principal sports medicine allografts are tendons for ligament reconstruction, fresh osteochondral grafts for cartilage repair, and our meniscal allografts for advanced meniscus injuries. Many of our sports medicine tendon allografts utilize our patented pre-shaped technology, which greatly reduces preparation time in the operating room and are generally easier to implant as compared to non pre-shaped allografts. We also distribute Matrix HD human dermis implants for wound repair and soft tissue augmentation and map3® cellular allogeneic bone graft for foot and ankle repair.

Surgical Specialties

We market and distribute implants for abdominal wall repair, and plastic and reconstructive surgery. These implants are processed through our validated Tutoplast tissue sterilization process, which has a proven track record of safety and performance. Principal products include Cortiva human dermis, Fortiva porcine dermis and Tutopatch and Tutomesh bovine pericardium.

Cardiothoracic

We provide surgeons cardiothoracic cable, plating systems and a biologic implant. Cardiothoracic hardware implants offer increased stability and rigidity for sternal closures, ranging from routine closures to complex, high-risk closures. The cardiothoracic biologic implant reinforces soft tissue where weakness exists in general, as well as for repair of pericardial structures.

International

Internationally we market and distribute our products through a direct distribution organization and a network of independent distributors.

Commercial Channels

We also market and distribute our implants through relationships with commercial distributors.

Our spine interbody allograft impants are marketed and distributed domestically through our non-exclusive relationships with Aesculap Implant Systems, Inc. (“Aesculap”), Integra Life Sciences Corporation (“Integra”), Medtronic, PLC (“Medtronic”), Orthofix International NV (“Orthofix”), Stryker Spine, a division of Stryker Corporation (“Stryker”), and Zimmer Biomet Holdings, Inc. (“Zimmer”).

Our allograft paste implants are marketed and distributed under Puros® DBM by Zimmer, the Opteform® brand with Exactech, Inc. (“Exactech”). DBM Boat implants are marketed under BIO DBM by Stryker.

Our surgical specialty implants are marketed and distributed through distributors including: Integra for dural repair applications; Davol, Inc., a subsidiary of C. R. Bard, Inc. (“Davol”) for hernia repair and breast reconstruction; IOP, Inc. (“IOP”) for ophthalmology and Coloplast A/S of Denmark (“Coloplast”) for urology.

Our allograft dental implants including cancellous and cortical bone and human and bovine membranes primarily for dental procedures related to augmenting ridge restoration are distributed exclusively by Zimmer.

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

Tissue Recovery

Tissue recovery is the actual removal of tissue from a donor after legal authorization has been obtained. Authorization is obtained by the tissue recovery group. We operate certain tissue recovery groups directly, and contract with other independent FDA registered tissue recovery groups which specialize in this activity. Tissue recovery personnel aseptically recover musculoskeletal tissue within 24 hours following a donor’s death, using surgical instruments and sterile techniques similar to those used in hospitals for routine surgery. Recovered tissue is placed on wet or dry ice and then transported by the donor recovery agency to the tissue processor or possibly a research institution.

Under U.S. law, human tissue cannot be bought and sold. However, the law permits the recovery of reasonable payments for the provision of certain services, such as those involved in recovering, processing and storing tissue and related to the advancement of tissue processing technologies; all types of activities in which we are involved.

Donor recovery groups recover a variety of tissue types from donors including the fibula, femur, tibia, humerus, ilium, pericardium, fascia lata, dermis, bone marrow, sclera, tendons and ligaments. In addition to tissue received from recovery groups we control, we also receive donated tissue through contractual relationships with other FDA registered tissue recovery organizations. These contracted tissue recovery organizations are responsible for obtaining appropriate authorization and conducting federally-mandated donor screening, such as a medical and social history interview with the next of kin with each donor evaluated against current acceptance criteria prior to donor tissue being sent to our processing facility. Upon receipt of the tissue, we conduct pre-processing donor screening to determine its medical suitability for transplantation. Pre-processing screening performed by us includes laboratory testing and a donor eligibility assessment. With respect to laboratory testing, we perform an extensive panel of serological and microbiological tests using Clinical Laboratory Improvements Amendment (“CLIA”) approved laboratories and FDA test kits. These results are subject to stringent criteria in order to release the donor tissue to the processing stage.

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

Research and Development

Our research and development (“R&D”) costs for the years ended December 31, 2016, 2015 and 2014 were $16.1 million, $15.1 million and $15.5 million, respectively. In 2016, we continued to invest in our R&D efforts by funding new projects including research and development projects at our facilities in our US locations and in Neunkirchen, Germany.

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

In 2016, we launched 11 new implants and product enhancements in spine, ortho fixation, and BGS and general orthopedics developed by our research and development teams.

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

Our principal competitors in the conventional allograft market include the Musculoskeletal Transplant Foundation (“MTF”), AlloSource Inc., LifeCell, Inc., a subsidiary of Allergan PLC and LifeNet Health, Inc. (“LifeNet”). Among our competitors in precision machined allograft are MTF, LifeNet and AlloSource. Other companies who process and distribute allograft pastes include Medtronic, AlloSource, Integra LifeSciences Holdings Corp. (“Integra”), Wright Medical Inc. and MTF. Companies who process and distribute xenograft tissue include Baxter, Inc., LifeCell, Cook Surgical and Medtronic.

We consider our principal competitors in the metal and synthetic markets to include Alphatec Holdings Inc. (“Alphatec”), Globus Medical Group, Inc. (“Globus”), K2M Group Holdings Inc. (“K2”), NuVasive, Inc. (“NuVasive”) and Orthofix International NV (“Orthofix”).

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

The FDA may regulate certain allografts as medical devices, drugs, or biologics, which would require that we obtain approval or product licensure from the FDA. This would occur in those cases where the allograft is deemed to have been “more than minimally manipulated or indicated for non-homologous use.” In general, “homologous use” occurs when tissue is used for the same basic function that it fulfilled in the donor. The definitional criteria for making these determinations appear in the FDA’s rules. If the FDA decides that certain of our current or future allografts are more than minimally manipulated or indicated for non-homologous use, it would require licensure, approval or clearances of those allografts. Allografts requiring such pre-market review are subject to pervasive and continuing regulation by the FDA. We would be required to list these allografts as a drug, as a medical device, or as a biologic, and to manufacture them in specifically registered or licensed facilities in accordance with FDA regulation “Current Good Manufacturing Practices”. We would also be subject to post-marketing surveillance and reporting requirements. In addition, our manufacturing facilities and processes would be subject to periodic inspection to assess compliance with cGMPs. Our labeling and promotional activities would be subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of drugs, devices and biologics is also subject to more intensive regulation than is the case for human tissue implants.

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

The medical devices that we develop, manufacture, distribute and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining FDA clearance and other regulatory approvals to develop and market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all. While we believe that we have obtained all necessary clearances and approvals for the manufacture and sale of our implants and that they are in material compliance with applicable FDA and other material regulatory requirements, there can be no assurance that we will be able to continue such compliance. After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include: product listing and establishment registration; Quality System Regulation (“QSR”) which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process; labeling regulations (including unique device identification (“UDI”) requirements) and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses or indications; clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices; approval of product modifications that affect the safety or effectiveness of one of our PMA approved devices; Medical Device Reporting regulations, which require that manufacturers report to FDA if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations; regulations pertaining to voluntary recalls; and notices of corrections or removals.

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. Moreover, governmental authorities outside the United States have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations. The European Union has nationally transposed regulations based on the European Commission (“EC”) Medical Device Directives for the control of medical devices with which manufacturers must comply. Under these directives, manufacturing plants must have received CE certification from a “notified body” in order to be able to sell products within the member states of the European Union. Certification allows manufacturers to stamp the products of certified plants with a “CE” mark. Products covered by the EC directives that do not bear the CE mark cannot be sold or distributed within the European Union. We have received certification for all currently existing manufacturing facilities and products.

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

On September 30, 2014, we received a letter from the FDA regarding our map3® cellular allogeneic bone graft. The letter addresses some technical aspects of the processing of the map3® allograft, as well as language included on our website. We have ongoing dialogue with the FDA where comprehensive packages of data have been provided to address the FDA’s comments and provide clarifying information regarding the technical components of the implant processing. We believe that in both developing and processing of map3®, we have properly considered the relevant regulatory requirements. Additionally, we have removed the relevant information from our website. We are committed to resolving the concerns raised by the FDA. However, it is not possible to predict the specific outcome or timing of a resolution at this time.

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

Key elements of our compliance program include:

•	Organizational oversight by senior-level personnel responsible for the compliance functions within our company.

•	Written standards and procedures, including a Code of Business Conduct.

•	Methods for communicating compliance concerns, including anonymous reporting mechanisms.

•	Investigation and remediation measures to ensure prompt response to reported matters and timely corrective action.

•	Compliance education and training for employees and contracted business associates such as distributors.

•	Auditing and monitoring controls to promote compliance with applicable laws and assess program effectiveness.

•	Oversight of interactions with healthcare professionals to ensure compliance with healthcare fraud & abuse laws, including mandated reporting of transfers of value to healthcare professionals under the Affordable Care Act.

•	Disciplinary guidelines to enforce compliance and address violations.

•	Screening of employees and contracted business associates.

•	Risk assessments to identify areas of regulatory compliance risk.

Environmental

Our allografts and xenografts, as well as the chemicals used in processing natural tissues and also in the manufacturing of metal and synthetic implants, are handled and disposed of in accordance with country-specific, federal, provincial, regional, state and/or local regulations, as applicable. We contract with independent, third parties to perform all gamma irradiation of our surgical implants. In view of the engagement of a third party to perform irradiation services, the requirements for compliance with radiation hazardous waste do not apply, and therefore we do not anticipate that having any material adverse effect upon our capital expenditures, results of operations or financial condition. However, we are responsible for assuring that the service is being performed in accordance with applicable regulations.

Employees

As of December 31, 2016, we had a total of 1,140 employees of which 208 were employed outside of the United States. Management believes its relations with its employees are good.

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

We rely on donor recovery groups for their human tissue supplies and we have relationships with tissue donor recovery groups across the country. We also have relationships outside the United States. Donor recovery groups are part of relatively complex relationships. They provide support to donor families, are regulated by the FDA and applicable foreign equivalents, and are often affiliated with hospitals, universities or organ procurement organizations. Our relationships with donor recovery groups, which are critical to our supply of tissue, could be affected by relationships recovery groups have with other organizations. Any negative impact arising from potential regulatory and disease transmission issues facing the industry, as well as the negative publicity that these issues could create, could adversely affect our ability to negotiate contracts with recovery groups.

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

We depend on various third-party suppliers and, in some cases, a single third-party supplier for key raw materials and component parts, apart from human tissue, used in our tissue processing and manufacturing processes, and the loss of any of these third-party suppliers, or their inability to supply us with adequate raw materials, could harm our business.

We use a number of raw materials in addition to human tissue, including titanium, titanium alloys, stainless steel, PEEK, PEKK, and animal tissue. We rely from time to time on a number of suppliers and, in some cases, on a single source vendor. Our dependence on single third-party suppliers, or even a limited number of third-party suppliers in certain instances, creates several risks, including limited control over pricing, availability, quality and delivery schedules. In addition, any supply interruption or cancellation in a limited or sole sourced component or raw material could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have an adverse effect on our business, financial condition and results of operations. In addition, a change in manufactures will require qualification of the new supplier to ensure they comply with or quality standards. Delays in qualifying a new supplier or re-qualifying an existing supplier could have an adverse effect on our business, financial condition and results of operations.

Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or results of operations.

Numerous initiatives and reforms initiated by legislators, regulators and third-party payers to curb rising healthcare costs, in addition to other economic factors, have resulted in a consolidation trend in the healthcare industry to create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services to industry participants has become, and will likely continue to become, more intense. This in turn has resulted, and will likely continue to result in, greater pricing pressures and the exclusion of certain suppliers from various market segments as GPOs, independent delivery networks (“IDNs”), and large single accounts continue to use their market power to consolidate purchasing decisions for some of our existing and prospective customers. We expect the market demand, government regulation, and third-party reimbursement policies, among other potential factors, will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and prospective customers, which may reduce competition among our existing and prospective customers, exert further downward pressure on the prices of our implants and may adversely impact our business, financial condition or results of operations.

Our administrative headquarters and a majority of all of our allograft processing facilities are currently conducted in locations that may be at risk of damage from hurricanes, fire, or other natural disasters. If a natural disaster strikes our administrative headquarters or any of our other processing or manufacturing facilities, our operations may be interrupted and we may be unable to process or manufacture certain products for a substantial amount of time.

Our administrative headquarters and a majority of all of our allograft processing facilities are located in Alachua, Florida, in an area with historical occurrences of hurricane damage and wild fires. We have taken precautions to safeguard our facilities, including obtaining property, casualty and business interruption insurance. We have also developed an information technology disaster recovery plan. However, any future natural disaster at this or our other locations could cause substantial delays in our operations, damage or destroy our facilities, equipment or inventory, and cause us to incur additional expenses. A disaster could seriously harm our business, financial condition and results of operations. Our facilities would be difficult to replace and would require substantial lead time to repair or replace. The insurance we maintain may not be adequate to cover our losses in any particular case and may not continue to be available to us on acceptable terms, or at all.

If we fail to maintain existing strategic relationships or are unable to identify distributors of our implants, revenues may decrease.

We currently derive a significant amount of our revenues through distributors such as Zimmer, Medtronic and Davol. In addition, our spine distributors provide nearly all of the instrumentation, surgeon training, distribution assistance and marketing materials for the lines of spinal implants that we produce and they distribute.

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

We may need, or decide it is otherwise advantageous to us, to obtain the assistance of additional distributors to market and distribute our new implants and technologies, as well as to market and distribute our existing implants and technologies, to new markets or geographical areas. We may not be able to find additional distributors who will agree to and are able to successfully market and distribute our implants and technologies on commercially reasonable terms, if at all. If we are unable to establish additional distribution relationships on favorable terms, our revenues may decline.

Also, our financial results are dependent upon the service efforts of our distributors. If our distributors are unsuccessful in adequately servicing our products, our sales could significantly decrease.

If third-party payers fail to provide appropriate levels of reimbursement for the use of our implants, revenues could be adversely affected.

The impact of United States healthcare reform legislation on our business remains uncertain. In 2010 federal legislation to reform the United States healthcare system was enacted into law. The impact of this far-reaching legislation, including Medicare provisions purportedly aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is designed and delivered. With the arrival of a new presidential administration and control of both the U.S. Senate and House of Representatives, all of which are under control of the same political party, as of yet undetermined aspects of currently enacted legislation may change. The extent of any such changes and the impact on our business is uncertain. We therefore cannot predict what other healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the United States. Amendments to, or rescissions of, existing laws and regulations, or the implementation of new ones, could meaningfully change the way healthcare is designed and delivered. Any change that lowers reimbursement for an implant, our services, or our other technologies, or that reduces medical procedure volumes, would likely adversely impact our business and results of operations.

If we fail to maintain the high processing standards that implants require or if we are unable to develop processing capacity as required, our commercial opportunity will be reduced or eliminated.

Implants require careful calibration and precise, high-quality processing and/or manufacturing. Achieving precision and quality control requires skill and diligence by our personnel. If we fail to achieve and maintain these high standards, including avoiding processing and manufacturing errors, and, depending on the nature of the complaint, design defects or component failures; we could be forced to recall, withdraw or suspend distribution of our implants; our implants and technologies could fail quality assurance and performance tests; production and deliveries of our implants could be delayed or cancelled and our processing and/or manufacturing costs could increase.

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

The FDA and several states have statutory authority to regulate allograft processing, including our BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP processes, and allograft-based materials. We must register our facilities, whether located in the United States or elsewhere, with the FDA as well as regulators outside the U.S., and our implants must be made in a manner consistent with current good tissue practices (“cGTP”) or similar standards in each jurisdiction in which we manufacture. In addition, the FDA and other agencies perform periodic audits to ensure that our facilities remain in compliance with all appropriate regulations, including primarily the quality system regulations and medical device reporting regulations. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGTP or other regulations (such as a FDA report on Form 483, Notice of Observations), or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected.

Since 2009, the FDA has significantly increased its oversight of companies subject to its regulations, including medical device companies, by hiring new investigators and stepping up inspections of manufacturing facilities. In recent years, the FDA has also significantly increased the number of warning and untitled letters issued to companies. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our implants are ineffective or pose an unreasonable health risk, the FDA could ban such implants, detain or seize adulterated or misbranded implants, order a recall, repair, replacement, or refund of such implants, refuse to grant pending premarket approval applications or require certificates of foreign governments for exports and/or require us to notify health professionals and others that the implants present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our implants. Any inability to meet current or future regulatory requirements in the United States or foreign jurisdictions, or any deficiencies with our manufacturing or quality systems and processes identified by regulatory agencies would likely disrupt our business, subject us to regulatory action and costly litigation, damage our reputation for high quality production, cause a loss of confidence in the company and our implants and negatively impact our financial position and operating results.

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

Furthermore, we believe that even if the medical community generally accepts our implants and technologies, acceptance and recommendations by influential surgeons will be important to the broad commercial success of our implants and technologies. If our implants and technologies are not broadly accepted in the marketplace, we may not remain competitive in the market.

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

The development of implants and technologies for human tissue repair and treatment entails an inherent risk of product or professional liability claims, and substantial product or professional liability claims may be asserted against us. We are party to a number of legal proceedings relating to professional liability. The prevailing view among the states throughout the United States is that providing allografts is a service and not the sale of a product. As such, allografts are not typically subject to product liability causes of action. However, the law of a particular state could change in response to legislative changes or by judicial interpretation in a state where such issue has either not been previously addressed or prior precedent is overturned or subject to different interpretations by a court of higher precedential authority. In addition, due to the international scope of our activities we are subject to the laws of foreign jurisdictions which may treat allografts as products in those jurisdictions.

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

We currently have $15 million of product and $25 million of professional liability insurance to cover claims. This amount of insurance may not be adequate for potential claims if we are not successful in our defenses. Moreover, insurance covering our business may not always be available in the future on commercially reasonable terms, if at all. If our insurance proves to be inadequate to pay a damage award, we may not have sufficient funds to do so, which would harm our financial condition and liquidity. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Claims against us, regardless of their merit or potential outcome, may also hurt our ability to obtain surgeon acceptance of our implants or to expand our business.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, viruses, breaches or interruptions due to employee error or malfeasance, terrorist attacks, hurricanes, fire, flood, other natural disasters, power loss, computer systems failure, data network failure, internet failure, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to receive and ship orders from customers, bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

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

Any acquisitions, strategic investments, divestures, mergers or joint ventures we make may require the issuance of a significant amount of equity or debt securities and may not be scientifically or commercially successful.

Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, divesting of certain business lines or activities or entering into joint ventures. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate such activities. Mergers, acquisitions and divestitures include a number of risks and present financial, managerial and operational challenges, including but not limited to:

Further, acquisitions involve a number of operational risks, such as:

•	difficulty and expense of assimilating the operations, technology and personnel of the acquired business;

•	our inability to retain the management, key personnel and other employees of the acquired business;

•	our inability to maintain the acquired company’s relationship with customers and key third parties, such as alliance partners;

•	exposure to legal claims for activities of the acquired business prior to the acquisition;

•	the potential need to implement financial and other systems and add management resources;

•	the potential for internal control deficiencies in the internal controls of the acquired operations;

•	potential inexperience in a business area that is either new to us or more significant to us than prior to the acquisition;

•	the diversion of our management’s attention from our core business;

•	the potential impairment of goodwill and write-off of in-process research and development costs, adversely affecting our reported results of operations; and

•	increased costs to integrate or, in the case of a divestiture or joint venture, separate the technology, personnel, customer base and business practices of the acquired or divested business or assets.

Any one of these risks could prevent an acquisition, strategic investment, divesture, merger or joint venture from being scientifically or commercially successful, which could have a material impact on our results of operations, and financial condition.

Water Street may exercise significant influence over us, including through its ability to elect up to two members of our Board of Directors.

We issued 50,000 shares of Series A convertible preferred stock (“Preferred Stock”) to WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners, a leading healthcare-focused private equity firm (“Water Street”), in connection with the closing of the Pioneer acquisition. As holders of this Preferred Stock, Water Street is entitled to vote on an as-converted basis upon all matters upon which holders of our common stock have the right to vote. The shares of Preferred Stock owned by Water Street currently represent approximately 19% of the voting rights in respect of our share capital on an as-converted basis; accordingly, Water Street has the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders (also, Water Street is not prohibited from buying shares of our common stock). In addition, to the extent dividends are not paid in cash in any quarter for any reason, including any restriction on making such distributions under the terms of our credit agreement with TD Bank (as discussed below), the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period are accumulated and are added to the liquidation value with respect to such share of Preferred Stock. We did not pay dividends on the Preferred Stock from the fourth quarter of 2013 through 2016. Consequently we have accrued $10.7 million in preferred dividends payable as of December 31, 2016. To the extent dividends continue to accrue on the Preferred Stock, Water Street’s voting rights in respect of our share capital on an as-converted basis will continue to increase.

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

In connection with the closing of the acquisition of Pioneer, we obtained from our lenders a 5-year, $80 million senior secured facility, which includes a $60 million term loan and a $20 million revolving credit facility (which was increased to $45 million in June 2016 and decreased to $42.5 million in November 2016). Our level of indebtedness may limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the agreements relating to our indebtedness.

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

We may not be able to comply with the financial covenants in the future. In the absence of a waiver from our lenders, any failure by us to comply with these covenants in the future may result in the declaration of an event of default, which could prevent us from borrowing under our credit agreement. In addition to preventing additional borrowings under our credit agreement, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding, if any, under the agreement, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we then may not have sufficient funds available for repayment or the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. For example, in December 2013, we entered into an amendment to the credit agreement which, in part, modified certain financial covenants so that we could maintain compliance with the financial ratios. In October 2014, we entered into a second amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which amended the loan agreement to remove certain financial covenants. In June 2015, we entered into a Third Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $20.0 million to $30.0 million. In June 2016, we entered into a Fourth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $30.0 million to $45.0 million. In November 2016, we entered into a Fifth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which provided for: (i) a decrease in the maximum revolving credit amount from $45.0 million to $42.5 million; (ii) an increase in our leverage to EBITDA ratio from 2.50 to 1.00 to (A) 3.25 to 1.00 through March 31, 2017 and (B) 3.00 to 1.00 after March 31, 2017 and (iii) certain corresponding amendments. In February 2017, we entered into a Sixth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which modified the definition of “Extraordinary Expenses” and to increase to 300 basis points the LIBOR Spread applicable when our financial performance under its Leverage Ratio is greater than 3.0x.

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

We may be subject to suit under a state or federal whistleblower statute.

Those who engage in business with the federal government, directly or indirectly, may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. These lawsuits, known as qui tam suits, are authorized under certain circumstances by the False Claims Act and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were to be brought against us, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on our financial condition and operations.

The Affordable Care Act has sought to link the violations of the Anti-Kickback Statute with violations of the False Claims Act, making it arguably easier for the government or for whistleblowers, acting in the name of the government, to sue medical manufactures under the False Claims Act.

In addition to federal whistleblower laws, various states in which we operate also have separate whistleblower laws to which we may be subject.

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.

Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. In addition, a proxy contest for the election of directors at our annual meeting would likely require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

The tax treatment of corporations could be subject to potential legislative, administrative or judicial changes or interpretations.

The present federal income tax treatment of corporations may be modified by legislative, administrative or judicial changes or interpretations at any time. For example, the current administration has indicated it will propose reductions to the corporate statutory tax rate. A decline in the federal corporate tax rate may lower our tax provision expense. However, it may also significantly decrease the value of our deferred tax assets (“DTAs”), which would result in a reduction of net income in the period in which the tax change is enacted. At December 31, 2016, our net DTAs were approximately $25 million.

We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could materially adversely affect us.

We are dependent on our key management and technical personnel for continued success.

Our senior management team is concentrated in a small number of key members, and our future success depends to a meaningful extent on the services of our executive officers and other key team members, including members of our scientific staff. Generally, our executive officers and employees can terminate their employment relationship at any time. The loss of any key employees or our inability to attract or retain other qualified personnel could materially harm our business and prospects.

Effective succession planning is important to our long-term success. In December 2016, Brian K. Hutchison retired consistent with the transition plan previously announced by us and Robert Jordheim assumed the position of interim Chief Executive Officer. In January 2017, we announced that Camille Farhat would be appointed Chief Executive Officer effective March 15, 2017. Additionally, we are in the process of the reorganization of our business, as part of our ongoing business transformation, which has resulted in a number of additional leadership changes. Disruptions in the transition or reorganization could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our ability to attract and retain other key executives.

Competition for qualified leadership and scientific personnel in our industry is intense, and we compete for leadership and scientific personnel with other companies that have greater financial and other resources than we do. Our future success will depend in large part on our ability to attract, retain, and motivate highly qualified leadership and scientific personnel, and there can be no assurance that we are able to do so. Any difficulty in hiring or retaining needed personnel, or increased costs related thereto, could have a material adverse effect on our business, results of operations, and financial condition.

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

GERMANY

In Neunkirchen, Germany we own six buildings totaling approximately 60,000 square feet on approximately two acres of land, including 11,000 square feet of area for processing natural tissues utilizing the TUTOPLAST sterilization process.

THE NETHERLANDS

Our facility in Houten consists of approximately 10,000 square feet of a sales and distribution office.

SINGAPORE

Our facility in Singapore consists of a small leased administrative and sales office.

We believe that we have sufficient space and facilities to meet our current and foreseeable future needs.

Item 3.	LEGAL PROCEEDINGS.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2016 will have a material adverse impact on its financial position or results of operations. Please see Note 23, Legal and Regulatory Actions, to the consolidated financial statements contained in Part II, Item 8 of this report for additional information.

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

2015	High	Low

First Quarter	$5.74	$4.36
Second Quarter	$7.11	$4.90
Third Quarter	$7.48	$5.30
Fourth Quarter	$5.74	$3.56

2016	High	Low

First Quarter	$4.16	$2.81
Second Quarter	$4.65	$3.50
Third Quarter	$3.91	$2.98
Fourth Quarter	$3.50	$2.50

As of March 3, 2017, we had 304 stockholders of record of our common stock. The closing sale price of our common stock on March 3, 2017 was $3.75 per share.

The following table presents information with respect to our repurchases of our common stock during the year ended December 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	—	—	—	—
February 1, 2016 to February 29, 2016	29,091	$3.36	—	—
March 1, 2016 to March 31, 2016	—	—	—	—
April 1, 2016 to April 30, 2016	—	—	—	—
May 1, 2016 to May 31, 2016	—	—	—	—
June 1, 2016 to June 30, 2016	—	—	—	—
July 1, 2016 to July 31, 2016	—	—	—	—
August 1, 2016 to August 31, 2016	109,506	$3.31	—	—
September 1, 2016 to September 30, 2016	—	—	—	—
October 1, 2016 to October 31, 2016	—	—	—	—
November 1, 2016 to November 30, 2016	—	—	—	—
December 1, 2016 to December 31, 2016	—	—	—	—

Total	138,597	$3.32	—	—

(1)	The purchases reflect amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.

Stock Performance Graph

The SEC requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of: (1) a broad equity market index and (2) a published industry or line-of-business index. We selected the Standard & Poor’s 500 Health Care Equipment Index based on our good faith determination that this index fairly represents the companies which compete in the same industry or line-of-business as we do. The chart below compares our common stock with the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index and assumes an investment of $100.00 on December 31, 2011 in each of the common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Standard & Poor’s 500 Health Care Equipment Index.

5-YEAR CUMULATIVE TOTAL RETURNS

Total Return Analysis	2011	2012	2013	2014	2015	2016
RTI Surgical, Inc.	$100.00	$96.17	$79.73	$117.12	$89.41	$73.20
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
S&P 500 Health Care Equipment Index	100.00	117.27	149.74	189.09	200.39	213.38

Dividend Policy

We have never paid cash dividends to holders of our common stock. We do not expect to declare or pay any dividends on our common stock in the foreseeable future. Other than the possibility that we may pay dividends on our preferred stock, we intend to retain all earnings, if any, to invest in our operations. The payment of future dividends, if any, will depend upon our future earnings, if any, our capital requirements, financial condition, debt covenant terms, our ability to do so under applicable laws, and other relevant factors. Under our current credit agreement with TD Bank, we are restricted from paying dividends on our common stock without the prior written consent of the administrative agent. In addition, pursuant to the terms of the Certificate of Designation of Series A Convertible Preferred Stock, so long as any shares of the Preferred Stock remain outstanding, we may not pay any dividend or make any distribution upon any junior securities (including the common stock) without the prior written consent of the holders of a majority of the Preferred Stock.

Item 6.	SELECTED FINANCIAL DATA.

The statement of operations data set forth below for the years ended December 31, 2016, 2015 and 2014, and selected balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2016 and 2015 and for the three years ended December 31, 2016 are included elsewhere in this Form 10-K. The selected consolidated financial data set forth below should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and accompanying notes included elsewhere in this document.

The statement of operations data set forth below for the years ended December 31, 2013 and 2012, and the balance sheet data set forth as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements and accompanying notes which are not included elsewhere in this Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share data)
Statements of Operations Data:
Revenues	$272,865	$282,293	$262,810	$197,979	$178,113
Costs of processing and distribution	140,516	132,551	129,013	117,874	92,896

Gross profit	132,349	149,742	133,797	80,105	85,217

Expenses:
Marketing, general and administrative	116,125	107,439	107,653	81,635	58,376
Research and development	16,090	15,065	15,536	15,241	12,231
Strategic review costs	1,150	—	—	—	—
CEO Retirement and transition costs	4,404	—	—	—	—
Contested proxy expenses	2,680	—	—	—	—
Asset impairment and abandonments	5,435	814	—	—	20
Litigation settlement and settlement charges	—	804	185	3,000	2,350
Restructuring charges	1,107	—	—	2,881	—
Acquisition expenses	—	—	—	6,004	—
Severance costs	1,039	995	4,798	—	—

Total operating expenses	148,030	125,117	128,172	108,761	72,977

Operating (loss) income	(15,681)	24,625	5,625	(28,656)	12,240

Other (expense) income:
Interest expense	(1,655)	(1,492)	(1,357)	(542)	0
Interest income	8	3	9	23	185
Foreign exchange (loss) gain	(132)	78	(88)	251	19

Total other (expense) income - net	(1,779)	(1,411)	(1,436)	(268)	204

(Loss) income before income tax benefit (provision)	(17,460)	23,214	4,189	(28,924)	12,444
Income tax benefit (provision)	3,061	(8,299)	(1,493)	11,110	(4,042)

Net (loss) income	(14,399)	14,915	2,696	(17,814)	8,402

Convertible preferred dividend	(3,508)	(3,305)	(3,113)	(1,375)	—

Net (loss) income applicable to common shares	$(17,907)	$11,610	$(417)	$(19,189)	$8,402

Net (loss) income per common share - basic	$(0.31)	$0.20	$(0.01)	$(0.34)	$0.15

Net (loss) income per common share - diluted	$(0.31)	$0.20	$(0.01)	$(0.34)	$0.15

Weighted average shares outstanding - basic	58,236,745	57,611,231	56,735,924	56,258,624	55,861,957

Weighted average shares outstanding - diluted	58,236,745	58,590,494	56,735,924	56,258,624	56,068,795

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$13,849	$12,614	$15,703	$18,721	$49,696
Working capital	121,329	131,941	133,510	134,302	129,110
Total assets	368,031	380,662	378,135	369,854	241,409
Long-term obligations - less current portion	77,267	73,384	69,413	67,706	4
Redeemable preferred stock	60,016	56,323	52,834	49,537	—
Total stockholders' equity	164,916	181,356	167,835	168,053	183,992

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Management Overview:

RTI Surgical, Inc. together with its subsidiaries, designs, develops, manufactures and distributes surgical implants for use in a variety of surgical procedures. We are a leader in providing tissue implants as well as metal and synthetic implants for the benefit of surgeons and patients worldwide. We process donated human musculoskeletal and other tissues including bone, cartilage, tendons, ligaments, fascia lata, pericardium, sclera, cornea and dermal tissues, as well as bovine and porcine animal tissues to produce allograft and xenograft implants. We process the majority of our tissue implants using our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. In addition, we manufacture, market and distribute metal and synthetic implants for treatment of spinal and other orthopedic disorders. Our implants are used in the following markets: spine, sports medicine, orthobiologics, trauma, dental, and surgical specialties. We distribute our implants to hospitals and surgeons in the United States and internationally through a direct distribution organization, as well as through a network of independent distributors. We were founded in 1997 and are headquartered in Alachua, Florida.

Domestic distributions and services accounted for 91% of total revenues in 2016. Our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities through direct distribution force, independent distributors and through various strategic relationships.

International distributions and services accounted for 9% of total revenues in 2016. Our implants are distributed in over 45 countries through a direct distribution force in Germany and through independent distributors in the rest of the world outside of Germany and the U.S.

Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months.

Our principal goals are to reach as many patients as possible while building our competitive strength in the marketplace to increase revenues, profitability and cash flow as we focus on improved operational efficiency, productivity and asset management. We are making investments in new product development and in our direct distribution network in an effort to promote growth in 2017 and beyond.

We continue to maintain our commitment to research and development and the introduction of new strategically targeted allograft, xenograft, metal and synthetic implants as well as focused clinical efforts to support their acceptance in the marketplace. In addition, we consider strategic acquisitions from time to time for new technologies intended to augment our existing product offerings.

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

Long-Lived Assets. We periodically evaluate the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. We review our property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results. Past estimates by management of the fair values and useful lives of long-lived assets and investments have periodically been impacted by one-time events. During the fourth quarter of 2016, we concluded a strategic review of our business lines and operations, and updated our financial projections. As a result, our financial projections related to our hernia business line were adjusted downward. This business line is a significant driver of revenue for the Tutogen Germany asset group. As a result, during the fourth quarter of 2016, we completed an asset group impairment test and determined the carrying value was not recoverable as of December 31, 2016. We used a market approach to determine the fair value of the Tutogen Germany asset group’s long lived assets and recognized impairment charges related to identified intangibles and property and equipment of $5.4 million. During 2015 we incurred asset abandonments of certain long-term assets at our German facility of $814,000.

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

The fair value of these long-term investments is dependent on their performance, as well as volatility inherent in the external markets for these investments. These determinations require complex calculations based on estimated future benefit and fair value. We have often made investments for which the expected future benefit has not been easily estimated. Examples of such investments include, but are not limited to, our acquisition of Pioneer and our acquisition of Tutogen Medical, Inc., (“TMI”), our investment in equipment; and our investment in obtaining patents. In assessing potential impairment for these investments, we consider these factors as well as forecasted financial performance. If forecasts are not met, impairment charges may be required.

Revenue Recognition. We recognize revenue upon shipping, or receipt by our customers of our products and implants, depending on our distribution agreements with our customers or distributors. We recognize our other revenues when all appropriate contractual obligations have been satisfied.

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

Stock-Based Compensation Plans. We account for our stock-based compensation plans in accordance with FASB ASC 718, Accounting for Stock Compensation. FASB ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of FASB ASC 718, and SEC Staff Accounting Bulletin No. 107, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award).

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

Off Balance-Sheet Arrangements

As of December 31, 2016, we had no off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K.

Regulatory Approvals in 2016

AMERICAS

•	US 510(k) Clearance of Unison-C Anterior Cervical Fixation System

•	US 510(k) Clearance of Release Laminoplasty Fixation System

•	US 510(k) Clearance of Tritium Sternal Cable Plate System (extension)

•	US 510(k) Clearance of Streamline OCT Occipito-Cervico-Thoracic System (extension)

•	Mexico Approval for a commercial partner product

EUROPE, MIDDLE EAST, AFRICA

•	European Union (EU) Approval of nanOss Bioactive Loaded

•	European Union (EU) Approval of nanOss Bioactive 3D

•	European Union (EU) Approval of Fortiva (extension)

•	Portugal Registrations of Streamline TL, Streamline MIS, Quantum, BacFuse, PAC Plate

•	Russia Clearance of Tutobone

•	Switzerland Registrations for four commercial partner products

ASIA-PACIFIC

•	Australia Registration of nanOss Bioactive

•	Australia Registrations of Streamline TL Instruments, MIS Fusion Instrument Set

•	Australia Registration of Fortiva Porcine Dermis

•	New Zealand Listing of nanOss ABGS, nanOss Loaded ABGS, nanOss 3D ABGS

•	New Zealand Listing of Elemax Cortical Cancellous Allograft and Instruments

•	New Zealand Listing of BioCleanse Allograft Tendon

•	New Zealand Listing of BioSet, BioReady DBM Putty, BioReady DBM Putty with Chips, BioAdapt DBM Strips, and BioAdapt Bridge

•	New Zealand Listing of map3 Cellular Allogenic Bone Graft, Chips and Strips

•	New Zealand Listing for a commercial partner product

•	Singapore Licenses for Cortiva Allograft Dermis

•	Singapore License for Unicortical Bone Dowell

•	South Korea Registration of Sternal Cable

Certifications, Accreditations and Inspections in 2016

AMERICAS

•	BSI ISO 13485 re-accreditation audit at the Alachua, Florida and Allendale, New Jersey facilities

•	American Association of Tissue Banks re-inspection as a follow up to the 2015 inspection was performed at the Alachua, Florida facility for RTI Donor Services

•	U.S. Food and Drug Administration (FDA) routine inspections of the RTI Surgical and RTI Donor Services located in Alachua, FL, Marquette, MI, Greenville, NC, and off-site locations for RTI Donor Services in Melbourne, FL and Middleton, Wisconsin

•	BSI ISO 13485 surveillance audit of the Marquette, Michigan; Austin, Texas; and Greenville, North Carolina facilities

•	Australia authority of Therapeutic Goods Administration (TGA) inspection performed of the RTI Surgical Alachua, FL facility

•	German Authorities (PEI & ROF) inspection performed of the RTI Surgical Alachua, FL Facility

•	Korean authority of Ministry of Food and Drug Safety (MFDS) inspection performed of the RTI Surgical Alachua, FL facility

EUROPE

•	German authority (ROF) inspection of Tutogen Medical facility located in Neunkirchen, Germany

•	BSI ISO 13485 re-certification audit of the Tutogen Medical facility located in Neunkirchen, Germany

•	BSI ISO 13485 surveillance audit of the Houten, Netherlands facility

•	Australia authority of Therapeutic Goods Administration (TGA) inspection performed of the Neunkirchen, Germany facility

All registrations, licensures, certifications and accreditations were renewed or continued for all locations.

Implant and Product Recalls

In 2016, there were seven voluntary recalls with the Center for Devices and Radiological Health (CDRH) of the Food and Drug Administration (FDA).

•	March 2016 (RES-73659) – One recall was filed involving eleven lots of Streamline OCP Final Drivers. These drivers had their material weakened as a result of the TiN-1 coating process. This recall has been considered closed by RTI Surgical and the FDA since September 14, 2016.

•	April 2016 (RES-74031) – One recall was filed involving one lot of Streamline OCT Crosslink Counter Torque Sleeve instrument. This lot of instruments may have a weld obstruction in the cannula not allowing the driver to pass through them. This recall has been considered closed by RTI Surgical on June 22, 2016. This recall remains open with the FDA. Last correspondence with them was on January 5, 2017.

•	September 16, 2016 (RES-75242) – One recall was filed involving two lots of Streamline OCT, Straight Rod, CoCr, 3.2mm (D) x 240 mm (L). These lots of implants were suspected to have cracks in them that were created by the supplier of these rods. All returned rods were inspected and no cracks were found. This recall is still open. The last correspondence with the FDA was on January 9, 2017.

Reportable to the National Competent Authorities in the UK and Poland:

•	May 2016 (2016(005/005/601/006) – One Field Safety Corrective Action (FSCA) was filed involving one lot of Nunec Cervical Arthroplasty System, Implant, Medium-Deep, 7mm. This lot of implants were missing a feature that allowed them to connect to the inserter for implantation. This FSCA has been considered closed by RTI Surgical, MHRA and the Office of Registration of Medicinal Products, Poland as of October 28, 2016.

Reportable to the China Food and Drug Administration (CFDA):

•	December 14, 2016 – One recall involving 9 lots of Vertebral Body Replacement implants from RTI Surgical’s product lines C-Plus and T-Plus. These lots were incorrectly labeled with the wrong expiration date. All of the recalled devices that were not implanted have been removed from the field and corrected. Currently this recall is considered still open by RTI Surgical and the CFDA.

•	December 21, 2016 – One recall involving 1 lot of Quantum Spinal Rods, 400mm. It was found in a local CFDA inspection of one of RTI Surgical’s distributors that one rod was out of specification for length. Currently this recall is considered still open by RTI Surgical and the CFDA.

•	December 21, 2016 – One recall involving 1 lot of Anterior Cervical Plate, 355 mm, Standard. It was found in a local CFDA inspection of one of RTI Surgical’s distributors that this implant lot was out of specification for thickness. Currently this recall is considered still open by RTI Surgical and the CFDA.

Results of Operations

The following tables set forth, in both dollars and as a percentage of revenues, the results of our operations for the years indicated:

	Year Ended December 31,
	2016		2015		2014
	(Dollars in thousands)
Statement of Operations Data:
Revenues	$272,865	100.0%	$282,293	100.0%	$262,810	100.0%
Costs of processing and distribution	140,516	51.5	132,551	47.0	129,013	49.1

Gross profit	132,349	48.5	149,742	53.0	133,797	50.9

Expenses:
Marketing, general and administrative	116,125	42.6	107,439	38.1	107,653	41.0
Research and development	16,090	5.9	15,065	5.3	15,536	5.9
Strategic review costs	1,150	0.4	—	—	—	—
CEO Retirement and transition costs	4,404	1.6	—	—	—	—
Contested proxy expenses	2,680	1.0	—	—	—	—
Asset impairment and abandonments	5,435	2.0	814	0.3	—	—
Litigation settlement and settlement charges	—	—	804	0.3	185	0.1
Restructuring charges	1,107	0.4	—	—	—	—
Severance costs	1,039	0.4	995	0.4	4,798	1.8

Total operating expenses	148,030	54.3	125,117	44.3	128,172	48.8

Operating (loss) income	(15,681)	(5.8)	24,625	8.7	5,625	2.1

Other (expense) income:
Interest expense	(1,655)	(0.7)	(1,492)	(0.5)	(1,357)	(0.5)
Interest income	8	0.0	3	0.0	9	0.0
Foreign exchange (loss) gain	(132)	(0.0)	78	0.0	(88)	(0.0)

Total other expense - net	(1,779)	(0.7)	(1,411)	(0.5)	(1,436)	(0.5)

(Loss) income before income tax benefit (provision)	(17,460)	(6.5)	23,214	8.2	4,189	1.6
Income tax benefit (provision)	3,061	1.1	(8,299)	(2.9)	(1,493)	(0.6)

Net (loss) income	(14,399)	(5.4)	14,915	5.3	2,696	1.0

Convertible preferred dividend	(3,508)	(1.3)	(3,305)	(1.2)	(3,113)	(1.2)

Net (loss) income applicable to common shares	$(17,907)	(6.7%)	$11,610	4.1%	$(417)	(0.2%)

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016/2015	2015/2014

Revenues:
Spine	$73,907	$57,983	$52,270	27.5%	10.9%
Sports medicine and orthopedics	50,143	50,712	48,975	-1.1%	3.5%
Surgical specialties	4,466	3,029	1,631	47.4%	85.7%
Cardiothoracic	11,147	8,699	6,997	28.1%	24.3%
International	21,185	18,338	20,327	15.5%	-9.8%

Subtotal direct	160,848	138,761	130,200	15.9%	6.6%
Global commercial	99,127	129,930	120,910	-23.7%	7.5%
Other revenues	12,890	13,602	11,700	-5.2%	16.3%

Total revenues	$272,865	$282,293	$262,810	-3.3%	7.4%

Domestic revenues	$247,756	$260,387	$238,936	-4.9%	9.0%
International revenues	25,109	21,906	23,874	14.6%	-8.2%

Total revenues	$272,865	$282,293	$262,810	-3.3%	7.4%

2016 Compared to 2015

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

Our total revenues decreased $9.4 million, or 3.3%, to $272.9 million for the year ended December 31, 2016 compared to $282.3 million for the year ended December 31, 2015. Our direct revenues increased by $22.1 million, or 15.9%, to $160.8 million, offset by our global commercial revenues which decreased by $30.8 million, or 23.7%, to $99.1 million. The causes of the increase in our direct revenues are discussed below. Our global commercial revenue comparisons were impacted due to a significant amount of our revenue being derived from large global commercial stocking distributors, whose timing of orders can vary from year to year. These ordering patterns can result in significant unit volume variations, which can result in significant variation in year over year comparisons. In addition, global commercial revenues decreased primarily as a result of lower orders from certain commercial distributors, primarily in the spinal, dental and trauma markets.

Direct Revenues

Spine - Revenues from spinal implants increased $15.9 million, or 27.5%, to $73.9 million for the year ended December 31, 2016 compared to $58.0 million for the year ended December 31, 2015. Spine revenues increased primarily as a result of new surgeon customers and increased distributions of our map3® and nanOss® implants.

Sports Medicine and Orthopedics - Revenues from sports medicine and orthopedics allografts decreased $569,000, or 1.1%, to $50.1 million for the year ended December 31, 2016 compared to $50.7 million for the year ended December 31, 2015. Sports medicine and orthopedics revenues decreased primarily as a result of lower unit volumes and a procedural shift to autograft in the marketplace.

Surgical Specialties - Revenues from surgical specialty allografts increased $1.4 million, or 47.4%, to $4.5 million for the year ended December 31, 2016 compared to $3.0 million for the year ended December 31, 2015. Surgical Specialties revenues increased primarily as a result of new customers.

Cardiothoracic - Revenues from cardiothoracic implants increased $2.4 million, or 28.1%, to $11.1 million for the year ended December 31, 2016 compared to $8.7 million for the year ended December 31, 2015. Cardiothoracic revenues increased primarily as a result of increased sales of sternal cables and sternal closure plates resulting from expanded investment in distribution channels.

International Revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $2.8 million, or 15.5%, to $21.2 million for the year ended December 31, 2016 compared to $18.3 million for the year ended December 31, 2015. International revenues increased primarily as a result of higher distributions in Europe and Asia Pacific due to expanded distribution channels.

Global Commercial

Revenues from global commercial decreased $30.8 million, or 23.7%, to $99.1 million for the year ended December 31, 2016 compared to $129.9 million for the year ended December 31, 2015. Global commercial revenues decreased primarily as a result of significantly high orders in 2015 which did not repeat in 2016, primarily in the spinal, dental and trauma markets.

Other Revenues

Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees, decreased $712,000, or 5.2%, to $12.9 million for the year ended December 31, 2016 compared to $13.6 million for the year ended December 31, 2015. The decrease was primarily due to the acceleration of deferred revenue recognition of $1.5 million relating to Davol relinquishing its exclusive distribution rights in the breast reconstruction market for the year ended December 31, 2015, partially offset by increased service processing fees.

Costs of Processing and Distribution. Costs of processing and distribution increased $8.0 million, or 6.0%, to $140.5 million for the year ended December 31, 2016 from $132.6 million for the year ended December 31, 2015. Costs of processing and distribution increased as a percentage of revenues from 47.0% for the year ended December 31, 2015 to 51.5% for the year ended December 31, 2016. Costs of processing and distribution as a percentage was negatively impacted by a decrease in manufacturing processing levels as a result of lower global commercial revenue distributions and an inventory charge of $9.6 million as a result of writing-off certain excess quantities primarily of hernia and sports medicine inventory.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $8.7 million, or 8.1%, to $116.1 million for the year ended December 31, 2016 compared to $107.4 million for the year ended December 31, 2015. Marketing, general and administrative expenses increased as a percentage of revenues from 38.1% for the year ended December 31, 2015 to 42.6% for the year ended December 31, 2016 due to higher variable compensation and distributor commission expenses on increasing direct revenue distributions.

Research and Development Expenses. Research and development expenses increased $1.0 million, or 6.8%, to $16.1 million for the year ended December 31, 2016 compared to $15.1 million for the year ended December 31, 2015. As a percentage of revenues, research and development expenses increased from 5.3% for the year ended December 31, 2015 to 5.9% for the year ended December 31, 2016. The increase was primarily due to higher research study related expenses.

Strategic Review Costs. Strategic review costs related to the comprehensive strategic review of the Company’s business lines and operations to leverage the Company’s expertise, technology and products and identify opportunities to increase stockholder values, resulted in $1.2 million of expenses for the year ended December 31, 2016. There were no strategic review costs in the year ended December 31, 2015.

Chief Executive Officer Retirement and Transition Costs. Chief Executive Officer retirement and transition costs related to the retirement of our former Chief Executive Officer pursuant to the Executive Transition Agreement dated August 29, 2012 (as amended and extended to date), and Executive Separation Agreement dated August 15, 2016, resulted in $4.4 million of severance, stock-based compensation and other retirement related expenses for the year ended December 31, 2016. There were no Chief Executive Officer retirement and transition costs in the year ended December 31, 2015.

Contested Proxy Expenses. The Company incurred contested proxy expenses of $2.7 million for the year ended December 31, 2016. There were no contested proxy expenses for the year ended December 31, 2015.

Asset Impairment and Abandonments. Asset impairment and abandonments related to an asset impairment at our German facility of $5.4 million for the year ended December 31, 2016 compared to $814,000 asset abandonments of certain long-term assets at our German facility for the year ended December 31, 2015.

Restructuring Charges. Restructuring charges related to the closure of our French distribution and tissue procurement office was $1.1 million for the year ended December 31, 2016. There were no restructuring charges in the year ended December 31, 2015.

Severance Charges. Severance charges related to the termination of former employees resulted in $1.0 million of expenses for the year ended December 31, 2016 compared to $1.0 million for the year ended December 31, 2015 as a result of us reorganizing our distribution force.

Net Other (Expense) Income. Net other expense was $1.8 million for the year ended December 31, 2016 compared to $1.4 million for the year ended December 31, 2015. The increase in net other expense is primarily attributable to higher interest expense of $163,000 as a result of higher average debt balance as compared to the year ended December 31, 2015 and due to a foreign currency exchange transaction loss of $132,000 for the year ended December 31, 2016, compared to a foreign currency exchange transaction gain of $78,000 for the year ended December 31, 2015, resulting from changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax Benefit (Provision). Income tax benefit for the year ended December 31, 2016 was $3.1 million compared to an income tax provision of $8.3 million for the year ended December 31, 2015. Our effective tax rate for the year ended December 31, 2016 and 2015 was 17.5% and 35.7% respectively. During the year ending December 31, 2016, the Company’s German operations entered into a cumulative net loss position. As a result, the Company recorded a full valuation allowance on its German subsidiary’s deferred tax assets. For the year ended December 31, 2016, our income tax rate was impacted due to the full valuation allowance recorded.

Convertible Preferred Dividend. As a result of the acquisition of Pioneer and pursuant to the terms of the investment agreement with Water Street, we accrued a convertible preferred dividend of $3.5 million for the year ended December 31, 2016 compared to $3.3 million for the year ended December 31, 2015.

2015 Compared to 2014

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

Our total revenues increased $19.5 million, or 7.4%, to $282.3 million for the year ended December 31, 2015 compared to $262.8 million for the year ended December 31, 2014. Our direct revenues increased by $8.6 million, or 6.6%, to $138.8 million. Our global commercial revenues increased by $9.0 million, or 7.5%, to $129.9 million. Our global commercial revenue comparisons were impacted due to a significant amount of our revenue being derived from large global commercial stocking distributors, whose timing of orders can vary from year to year. These ordering patterns can result in significant unit volume variations, which can result in significant variation in year over year comparisons. In addition, global commercial revenues increased primarily as a result of higher orders from certain commercial distributors, primarily in the dental and trauma markets.

Direct Revenues

Spine - Revenues from spinal implants increased $5.7 million, or 10.9%, to $58.0 million for the year ended December 31, 2015 compared to $52.3 million for the year ended December 31, 2014. Spine revenues increased primarily as a result of new surgeon customers.

Sports Medicine and Orthopedics - Revenues from sports medicine and orthopedics allografts increased $1.7 million, or 3.5%, to $50.7 million for the year ended December 31, 2015 compared to $49.0 million for the year ended December 31, 2014. Sports medicine and orthopedics revenues increased primarily as a result of higher unit volumes.

Surgical Specialties - Revenues from surgical specialty allografts increased $1.4 million, or 85.7%, to $3.0 million for the year ended December 31, 2015 compared to $1.6 million for the year ended December 31, 2014. Surgical Specialties revenues increased primarily as a result of new customers.

Cardiothoracic - Revenues from cardiothoracic implants increased $1.7 million, or 24.3%, to $8.7 million for the year ended December 31, 2015 compared to $7.0 million for the year ended December 31, 2014. Cardiothoracic revenues increased primarily as a result of increased sales of sternal cables and sternal closure plates.

International Revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues decreased $2.0 million, or 9.8%, to $18.3 million for the year ended December 31, 2015 compared to $20.3 million for the year ended December 31, 2014. International revenues decreased primarily as a result of lower distributions in Europe.

Global Commercial

Revenues from global commercial increased $9.0 million, or 7.5%, to $129.9 million for the year ended December 31, 2015 compared to $120.9 million for the year ended December 31, 2014. Global commercial revenues increased primarily as a result of higher orders from certain commercial distributors, primarily in the dental and trauma markets.

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

Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated based on Generally Accepted Accounting Principles (“GAAP”). Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC. We believe that non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with the GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business. These non-GAAP financial measures are also used by our management to evaluate financial results and to plan and forecast future periods. However, non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP. Non-GAAP financial measures used by us may differ from the non-GAAP measures used by other companies, including our competitors.

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

	Year Ended December 31,
	2016	2015	2014
		(In thousands)

Net (loss) income applicable to common shares, as reported	$(17,907)	$11,610	$(417)
Excess inventory charge	9,556	—	—
Strategic review costs	1,150	—	—
CEO Retirement and transition costs	4,404	—	—
Contested proxy expenses	2,680	—	—
Asset impairment and abandonments	5,435	814	—
Litigation and settlement charges	—	804	185
Inventory purchase price adjustment	—	—	5,708
Restructuring charges	1,107	—	—
Severance charges	1,039	995	4,798
European net operating loss valuation reserve	1,224	—	—
Tax effect on adjustments	(6,602)	(871)	(4,084)

Non-GAAP net income applicable to common shares, adjusted	$2,086	$13,352	$6,190

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the years ended December 31, 2016 and 2015 as well as the reasons for excluding the individual items:

2016 Excess inventory charge – This adjustment represents an inventory charge as a result of writing-off certain excess quantities primarily of   hernia and sports medicine inventory. Management removes the amount of these expenses from our operating results to supplement a comparison to our past operating performance.

2016 Strategic review costs – This adjustment represents charges relating to a comprehensive strategic review of the Company’s business lines and operations to leverage the Company’s expertise, technology and products and identify opportunities to increase stockholder value. Management removes the amount of these expenses from our operating results to supplement a comparison to our past operating performance.

2016 CEO Retirement and transition costs – This adjustment represents charges relating to the retirement of our former Chief Executive Officer pursuant to the Executive Transition Agreement dated August 29, 2012 (as amended and extended to date) and Executive Separation Agreement dated August 15, 2016. Management removes the amount of these expenses from our operating results to supplement a comparison to our past operating performance.

2016 Contested proxy expenses – This adjustment represent charges relating to contested proxy expenses. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

2016 and 2015 Asset impairment and abandonments – This adjustment represents an asset impairment and abandonment of certain long-term assets at our German facility. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

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

2016 Restructuring charges – This adjustment represents the closure of our French distribution and tissue procurement office. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

2016, 2015 and 2014 Severance charges – This adjustment represents charges relating to the termination of former employees. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

2016 Foreign net operating loss valuation reserve – This adjustment represents charges relating to a foreign net operating loss valuation reserve. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Liquidity and Capital Resources

2016 Compared to 2015

Our working capital at December 31, 2016 decreased $10.6 million to $121.3 million from $131.9 million at December 31, 2015 primarily as a result of higher cash receipts from customers than shipments and corresponding billings to customers, partially offset by an increase in accounts payable and accrued expenses.

At December 31, 2016, we had 55 days of revenues outstanding in trade accounts receivable, a decrease of 6 days compared to December 31, 2015. The decrease was due to higher cash receipts from customers than shipments and corresponding billings to customers during 2016.

At December 31, 2016, we had 312 days of inventory on hand, a decrease of 8 days compared to December 31, 2015. The decrease was primarily due to an inventory write-off of excess inventory quantities on hand in the fourth quarter of 2016. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $13.8 million of cash and cash equivalents at December 31, 2016. At December 31, 2016, our foreign subsidiaries held $2.2 million in cash which is not available for use in the U.S. without incurring U.S. taxes. U.S. income taxes have not been paid or accrued for on the undistributed earnings of our foreign subsidiaries. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short-term and long-term obligations at December 31, 2016 increased $4.1 million to $83.3 million from $79.2 million at December 31, 2015. The increase in short- and long-term obligations was primarily due to planned additional borrowings to reduce current liabilities partially offset by principal payments on long-term obligations. In June 2016, we entered into a Fourth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $30.0 million to $45.0 million. In November 2016, we entered into a Fifth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which provided for: (i) a decrease in the maximum revolving credit amount from $45.0 million to $42.5 million; (ii) an increase in our leverage to EBITDA ratio from 2.50 to 1.00 to (A) 3.25 to 1.00 through March 31, 2017 and (B) 3.00 to 1.00 after March 31, 2017 and (iii) certain corresponding amendments. At December 31, 2016, we have $9.5 million of borrowing capacity available under our revolving credit facilities. In February 2017, we entered into a Sixth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which modified the definition of “Extraordinary Expenses” and to increase to 300 basis points the LIBOR Spread applicable when our financial performance under its Leverage Ratio is greater than 3.0x.

As of December 31, 2016, we believe that our working capital, together with our borrowing ability under our revolving credit facilities, will be adequate to fund our ongoing operations for the next twelve months.

2015 Compared to 2014

Our working capital at December 31, 2015 decreased $1.6 million to $131.9 million from $133.5 million at December 31, 2014 primarily as a result of a change in the classification of deferred tax assets from current to long-term primarily offset by increases in accounts receivable and inventory.

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

Our short-term and long-term obligations at December 31, 2015 increased $3.3 million to $79.2 million from $75.9 million at December 31, 2014. The increase in short- and long-term obligations was primarily due to planned additional borrowings to reduce current liabilities partially offset by principal payments on long-term obligations. On June 29, 2015, we entered into a third amendment to the second amended and restated loan agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $20 million to $30 million. At December 31, 2015, we have $6.4 million of borrowing capacity available under our revolving credit facilities.

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

Certain Commitments.

On October 12, 2013, we entered into a distribution agreement with Medtronic, pursuant to which Medtronic will distribute certain allograft implants for use in spinal, general orthopedic and trauma surgery. Under the terms of this distribution agreement, Medtronic will be a non-exclusive distributor except for certain specified implants for which Medtronic will be the exclusive distributor. Medtronic will maintain its exclusivity with respect to these specified implants unless the cumulative fees received by us from Medtronic in respect of these specified implants decline by a certain amount during any trailing 12-month period. The initial term of this distribution agreement was through December 31, 2017. The term automatically renews for successive five-year periods, unless either party provides written notice of its intent not to renew at least one year prior to the expiration of the initial term or the applicable renewal period. Neither party provided notice of non-renewal on or before December 31, 2016, thereby triggering the five-year automatic renewal period upon the expiration of the initial term. The distribution agreement will therefore continue at least through December 31, 2022.

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

Our debt obligations and availability of credit as of December 31, 2016 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)

Term loan	$50,347	$—
Credit facility	33,000	9,500

Total	$83,347	$9,500

We obtained from TD Bank and Regions Bank, a 5-year, $80.0 million senior secured facility, which includes a $60.0 million term loan and a $20.0 million revolving credit facility that matures on July 16, 2018, with a variable interest rate between 100 and 275 basis points in excess of the one month LIBOR rate. On October 15, 2014, we entered into a Second Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which amended the loan agreement to remove certain financial covenants. On June 29, 2015, we entered into a Third Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $20.0 million to $30.0 million. On June 29, 2016, we entered into a Fourth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $30.0 million to $45.0 million. On November 7, 2016, we entered into a Fifth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which provided for: (i) a decrease in the maximum revolving credit amount from $45.0 million to $42.5 million; (ii) an increase in our leverage to EBITDA ratio from 2.50 to 1.00 to (A) 3.25 to 1.00 through March 31, 2017 and (B) 3.00 to 1.00 after March 31, 2017 and (iii) certain corresponding amendments. On February 28, 2017, we entered into a Sixth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which modified the definition of “Extraordinary Expenses” and to increase to 300 basis points the LIBOR Spread applicable when our financial performance under its Leverage Ratio is greater than 3.0x. At December 31, 2016, the interest rate for the term loan and revolving credit facility is 3.37%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTI Donor Services, Inc. (“RTIDS”). As of December 31, 2016, there was $33.0 million outstanding on the revolving credit facility. The term loan facility requires aggregate principal payments of $8.3 million from March 31, 2017 through June 30, 2018, with a final balloon principal payment of $41.4 million on July 2, 2018. The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, as well as payment of dividends, while requiring a minimum cash balance on hand of $10.0 million and certain financial covenant ratios.

In addition to the credit facility with TD Bank and Regions Bank, we had through our German subsidiary, three credit facilities with three German banks. As of December 31, 2016, the three credit facilities with the three German banks were paid off and terminated.

The total available credit on our one revolving credit facility at December 31, 2016 was $9.5 million. Our ability to access our revolving credit facility is subject to and can be limited by our compliance with our financial and other covenants. We were in compliance with the financial covenants related to our revolving credit facility as of December 31, 2016.

As of December 31, 2016, we paid off all remaining capital leases.

The following table provides a summary of our debt obligations, operating lease obligations and other significant obligations as of December 31, 2016.

	Contractual Obligations Due by Period
	Total	2017	2018	2019	2020	2021 and Beyond
	(In thousands)

Short and long-term debt obligations	$83,347	$6,080	$77,267	$—	$—	$—
Operating lease obligations	4,992	1,936	1,347	1,007	587	115
Purchase obligations (1)	12,089	12,089	—	—	—	—
Unrecognized tax benefits	—	—	—	—	—	—

Total	$100,428	$20,105	$78,614	$1,007	$587	$115

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

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

We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facility expose us to market risk related to changes in interest rates. As of December 31, 2016, our outstanding floating rate indebtedness totaled $83.3 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease net income and cash flow by approximately $0.5 million. Other outstanding debt consists of fixed rate instruments. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2017. However, we can give no assurance that interest rates will not significantly change in the future.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on December 31, 2016 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2017. However, we can give no assurance that exchange rates will not significantly change in the future.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data required in this item are set forth at the pages indicated in Item 15(a)(1).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES.

Attached as exhibits to this Form 10-K are certifications of our Interim Chief Executive Officer and Interim Chief Financial Officer, which are required in accordance with Rule 13a-15 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer. Disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

We expanded the use of our enterprise resource system SAP in 2016. On August 31, 2016, we completed a phase of our implementation of SAP. We completed our evaluation on the impact to our internal control over financial reporting due to the completion of SAP. There have been no changes in our internal control over financial reporting during our last fiscal quarter that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. This report appears on page 47.

Item 9B.	OTHER INFORMATION.

As disclosed in the Company’s Current Report on 8-K filed with the SEC on January 24, 2017, the Company and Ms. Caroline A. Hartill, the Company’s former Executive Vice President and Chief Scientific Officer, agreed on January 18, 2017 to Ms. Hartill’s separation from the Company. The separation occurred on January 31, 2017. In connection with the separation, the Company and Ms. Hartill executed the following documents: a Consultant Agreement, dated February 1, 2017 (the “Consultant Agreement”); an Executive Separation Agreement, dated January 31, 2017 (the “Executive Separation Agreement”); and a Release Agreement, dated February 1, 2017 (the “Release Agreement”).

The Consultant Agreement’s term began on February 1, 2017 and will continue through September 30, 2017 (unless earlier terminated or mutually extended). For the first three months of the term, the Company will pay to Ms. Hartill $7,500 per month (with any hours above 20 per month compensated at an hourly rate of $375). After this initial three-month period, Ms. Hartill will provide services at the request of the Company at an hourly rate of $375 for the remainder of the term.

Under the Executive Separation Agreement, Ms. Hartill will receive certain benefits from the Company. These benefits include: (a) all of the unvested stock options and restricted stock awards held by Ms. Hartill became fully vested as of January 31, 2017 and (b) all of Ms. Hartill’s stock options are exercisable through the close of business on the 90th day following the end of her services under the Consultant Agreement (currently expected to be December 31, 2017) but if the Company terminates the Consultant Agreement before September 30, 2017 (other for breach of such Consultant Agreement), the date such options can be exercised will be extended to the close of business on December 31, 2017. In consideration for these benefits, Ms. Hartill agreed to a mutual non-disparagement covenant and entered into the Release Agreement.

The above description of the Consultant Agreement is qualified in its entirety by reference to the full text of the Consultant Agreement, which is filed as Exhibit 10.39 to this Annual Report on Form 10-K and incorporated by reference into this Item 9B. The above description of the Executive Separation Agreement is qualified in its entirety by reference to the full text of the Executive Separation Agreement, which is filed as Exhibit 10.40 to this Annual Report on Form 10-K and incorporated by reference into this Item 9B. The above description of the Release Agreement is qualified in its entirety by reference to the full text of the Release Agreement, which is filed as Exhibit 10.41 to this Annual Report on Form 10-K and incorporated by reference into this Item 9B.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference to our definitive proxy statement for 2017 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2016.

Information relating to our Code of Ethics that applies to our senior financial professionals is available on our website http://www.rtix.com/investors/corporate-governance. Any amendments to, or waiver of, any provision of the Code of Ethics will be posted on our website.

Item 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 relating to executive compensation is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2016.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 relating to security ownership of certain beneficial owners and management, securities authorized for issuance under equity compensation plans and related shareholders matters is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2016.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2016.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 relating to principal accounting fees and services is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2016.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements:

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 46, the Independent Registered Public Accounting Firm’s Report on page 47 and the Consolidated Financial Statements on pages 48 to 51, all of which are incorporated herein by reference.

(2)	Financial Statement Schedule:

The following Financial Statement Schedule is filed as part of this Report:

Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014 is included in the Consolidated Financial Statements of RTI Surgical, Inc. on page 72. All other financial statement schedules are omitted because they are inapplicable, not required or the information is indicated elsewhere in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RTI Surgical, Inc.

Alachua, Florida

We have audited the accompanying consolidated balance sheets of RTI Surgical, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive (loss) income stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Effectiveness of Internal Controls. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTI Surgical, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

March 13, 2017

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$13,849	$12,614
Accounts receivable - less allowances of $1,728 at December 31, 2016 and $1,454 at December 31, 2015	41,488	47,243
Inventories - net	119,743	118,673
Prepaid and other current assets	5,213	13,184

Total current assets	180,293	191,714

Property, plant and equipment - net	83,298	84,992
Deferred tax assets - net	24,968	22,385
Goodwill	54,887	54,887
Other intangible assets - net	23,994	26,213
Other assets - net	591	471

Total assets	$368,031	$380,662

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$26,112	$20,446
Accrued expenses	22,030	28,609
Current portion of deferred revenue	4,742	4,865
Current portion of short and long-term obligations	6,080	5,853

Total current liabilities	58,964	59,773

Long-term obligations - less current portion	77,267	73,384
Other long-term liabilities	256	472
Deferred revenue	6,612	9,354

Total liabilities	143,099	142,983

Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	60,016	56,323

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 58,433,397 and 57,803,111 shares issued and outstanding, respectively	58	58
Additional paid-in capital	417,428	417,725
Accumulated other comprehensive loss	(8,316)	(7,042)
Accumulated deficit	(243,338)	(228,939)
Less treasury stock, 368,949 and 230,352 shares, respectively, at cost	(916)	(446)

Total stockholders’ equity	164,916	181,356

Total liabilities and stockholders’ equity	$368,031	$380,662

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$272,865	$282,293	$262,810
Costs of processing and distribution	140,516	132,551	129,013

Gross profit	132,349	149,742	133,797

Expenses:
Marketing, general and administrative	116,125	107,439	107,653
Research and development	16,090	15,065	15,536
Strategic review costs	1,150	—	—
CEO Retirement and transition costs	4,404	—	—
Contested proxy expenses	2,680	—	—
Asset impairment and abandonments	5,435	814	—
Litigation settlement and settlement charges	—	804	185
Restructuring charges	1,107	—	—
Severance costs	1,039	995	4,798

Total operating expenses	148,030	125,117	128,172

Operating (loss) income	(15,681)	24,625	5,625

Other (expense) income:
Interest expense	(1,655)	(1,492)	(1,357)
Interest income	8	3	9
Foreign exchange (loss) gain	(132)	78	(88)

Total other expense - net	(1,779)	(1,411)	(1,436)

(Loss) income before income tax benefit (provision)	(17,460)	23,214	4,189
Income tax benefit (provision)	3,061	(8,299)	(1,493)

Net (loss) income	(14,399)	14,915	2,696

Convertible preferred dividend	(3,508)	(3,305)	(3,113)

Net (loss) income applicable to common shares	$(17,907)	$11,610	$(417)

Other comprehensive loss:
Unrealized foreign currency translation loss	(1,274)	(3,161)	(3,069)

Comprehensive (loss) income	$(19,181)	$8,449	$(3,486)

Net (loss) income per common share - basic	$(0.31)	$0.20	$(0.01)

Net (loss) income per common share - diluted	$(0.31)	$0.20	$(0.01)

Weighted average shares outstanding - basic	58,236,745	57,611,231	56,735,924

Weighted average shares outstanding - diluted	58,236,745	58,590,494	56,735,924

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Accumulated	Treasury
	Stock	Capital	Loss	Deficit	Stock	Total
Balance, January 1, 2014	$56	$415,426	$(812)	$(246,550)	$(67)	$168,053
Net income	—	—	—	2,696	—	2,696
Foreign currency translation adjustment	—	—	(3,069)	—	—	(3,069)
Exercise of common stock options	1	888	—	—	—	889
Stock-based compensation	—	3,032	—	—	—	3,032
Purchase of treasury stock	—	—	—	—	(122)	(122)
Amortization of preferred stock Series A issuance costs	—	(184)	—	—	—	(184)
Preferred stock Series A dividend	—	(3,113)	—	—	—	(3,113)
Change in income tax benefit from stock-based compensation	—	(347)	—	—	—	(347)

Balance, December 31, 2014	57	415,702	(3,881)	(243,854)	(189)	167,835

Net income	—	—	—	14,915	—	14,915
Foreign currency translation adjustment	—	—	(3,161)	—	—	(3,161)
Exercise of common stock options	1	2,504	—	—	—	2,505
Stock-based compensation	—	2,858	—	—	—	2,858
Purchase of treasury stock	—	—	—	—	(257)	(257)
Amortization of preferred stock Series A issuance costs	—	(186)	—	—	—	(186)
Preferred stock Series A dividend	—	(3,305)	—	—	—	(3,305)
Change in income tax benefit from stock-based compensation	—	152	—	—	—	152

Balance, December 31, 2015	58	417,725	(7,042)	(228,939)	(446)	181,356

Net loss	—	—	—	(14,399)	—	(14,399)
Foreign currency translation adjustment	—	—	(1,274)	—	—	(1,274)
Exercise of common stock options	—	57	—	—	—	57
Stock-based compensation	—	3,590	—	—	—	3,590
Purchase of treasury stock	—	—	—	—	(470)	(470)
Amortization of preferred stock Series A issuance costs	—	(185)	—	—	—	(185)
Preferred stock Series A dividend	—	(3,508)	—	—	—	(3,508)
Change in income tax benefit from stock-based compensation	—	(251)	—	—	—	(251)

Balance, December 31, 2016	$58	$417,428	$(8,316)	$(243,338)	$(916)	$164,916

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(14,399)	$14,915	$2,696
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	16,510	16,522	15,395
Provision for bad debts and product returns	895	1,568	891
Provision for inventory write-downs	13,880	5,390	3,763
Amortization of deferred revenue	(4,867)	(6,225)	(5,420)
Deferred income tax provision	(3,395)	5,543	502
Stock-based compensation	3,590	2,548	3,032
Asset impairment	5,435	—	—
Other	603	2,280	958
Change in assets and liabilities:
Accounts receivable	4,756	(10,435)	(8,058)
Inventories	(15,369)	(11,990)	(11,244)
Accounts payable	4,583	(12,660)	4,087
Accrued expenses	(6,536)	5,532	1,375
Deferred revenue	2,000	2,000	—
Other operating assets and liabilities	7,637	(5,992)	(1,083)

Net cash provided by operating activities	15,323	8,996	6,894

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,337)	(17,740)	(15,577)
Patent and acquired intangible asset costs	(2,615)	(498)	(737)

Net cash used in investing activities	(17,952)	(18,238)	(16,314)

Cash flows from financing activities:
Proceeds from exercise of common stock options	57	2,505	889
Proceeds from long-term obligations	17,000	8,750	7,000
Net (payments) proceeds from short-term obligations	(1,511)	422	658
Payments on long-term obligations	(11,424)	(5,294)	(682)
Other financing activities	(458)	(109)	5

Net cash provided by financing activities	3,664	6,274	7,870

Effect of exchange rate changes on cash and cash equivalents	200	(121)	(1,468)

Net increase (decrease) in cash and cash equivalents	1,235	(3,089)	(3,018)
Cash and cash equivalents, beginning of period	12,614	15,703	18,721

Cash and cash equivalents, end of period	$13,849	$12,614	$15,703

Supplemental cash flow disclosure:
Cash paid for interest	$1,224	$1,425	$1,624
Cash paid for income taxes, net of refunds	(238)	3,667	578
Non-cash acquisition of property, plant and equipment	952	3,795	1,947
Stock-based compensation related to severance	—	310	—
Change in accrual for dividend payable	3,508	3,305	3,113

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

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

2. Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pioneer Surgical Technology, Inc. (“Pioneer”), Tutogen Medical, Inc. (“TMI”), RTI Surgical, Inc. – Cardiovascular (inactive), Biological Recovery Group Inc. (inactive), and RTI Services, Inc. (inactive). The consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents— The Company considers all funds in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents comprise overnight repurchase agreements. Cash balances are held at a few financial institutions and usually exceed insurable amounts. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 101% collateralized by U.S. Government backed securities with the Company’s bank. At December 31, 2016 and 2015, the Company had no cash equivalents.

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

Inventories—Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Inventory write-downs for unprocessed donor tissue are recorded based on the estimated amount of inventory that will not pass the quality control process based on historical data, and the amount of inventory that is not readily distributable or is unusable. In addition, provisions for inventory write-downs are estimated for tissue in process inventory that is not readily distributable or is unusable. Any implantable donor tissue deemed to be obsolete is included in the write-down at the time the determination is made. Non-tissue inventory is evaluated for obsolescence and excess quantities by analyzing inventory levels, historical loss trends, expected product lives, product at risk of expiration, sales levels by product and projections of future sales demand.

Implant and Product Recalls—The Company accrues the estimated cost of recalls at the date the recall is initiated. The cost of recalls is primarily comprised of implant replacement costs. The Company incurred immaterial costs related to all of the recalls for the years ended December 31, 2016, 2015 and 2014.

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

Buildings	25 to 40 years
Building improvements and leasehold improvements	8 to 40 years
Processing equipment	7 to 10 years
Office equipment, furniture and fixtures	5 to 7 years
Computer hardware and software	3 to 7 years
Surgical instruments	3 to 5 years

Software Costs—Included in property, plant and equipment are costs related to purchased software that are capitalized.

Debt Issuance Costs—Debt issuance costs include costs incurred to obtain financing and are amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt. Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.

Long-Lived Assets— The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results. During the fourth quarter of 2016, the Company concluded a strategic review of its business lines and operations, and updated its financial projections. As a result, the Company’s financial projections related to its hernia business line were adjusted downward. This business line is a significant driver of revenue for the Tutogen Germany asset group. As a result, during the fourth quarter of 2016, the Company completed an asset group impairment test and determined the carrying value was not recoverable as of December 31, 2016. The Company used a market approach to determine the fair value of the Tutogen Germany asset group’s long lived assets and recognized impairment charges related to identified intangibles and property and equipment of $5.4 million. During 2015 the Company incurred asset abandonments of certain long-term assets at our German facility of $814,000.

Goodwill— Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets (“FASB ASC 350”), requires companies to test goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company has one reporting unit and the annual impairment test is performed at each year-end unless indicators of impairment are present and require more frequent testing. The Company did not have any other identifiable intangible assets with indefinite useful lives as of December 31, 2016 and 2015.

Goodwill is tested for impairment annually by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company adopted Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment, which permits the consideration of qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. If the Company determines the fair value is more-likely- than-not greater than its carrying amount, no additional testing is considered necessary. However, if the Company determines the fair value is more-likely-than-not below the carrying value of the reporting unit, the Company performs the two step goodwill impairment test. If the two step goodwill impairment test is required, an income approach and a market approach are utilized. The conclusion from these two approaches are generally weighted equally and then adjusted to incorporate a control premium or acquisition premium that reflects the additional amount a buyer is willing to pay for elements of control and for a premium that reflects the buyer’s perception of its ability to add value through synergies.

In general, the income approach employs a discounted cash flow model that considers: 1) assumptions that marketplace participants would use in their estimates of fair value, including the cash flow period, terminal values based on a terminal growth rate and the discount rate; 2) current period actual results; and 3) projected results for future periods that have been prepared and approved by senior management of the Company. The forecasted cash flows do not include synergies that a marketplace participant would be expecting to achieve.

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

Other revenues consists of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees which is included in revenues.

Stock-Based Compensation Plans—The Company accounts for its stock-based compensation plans in accordance with FASB ASC 718, Accounting for Stock Compensation (“FASB ASC 718”). FASB ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of FASB ASC 718, and U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 107, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). The Company uses the Black-Scholes model to value its stock option grants under FASB ASC 718 and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of stock options is determined on the grant date using assumptions for the expected term, expected volatility, dividend yield, and the risk free interest rate. The term assumption is primarily based on the contractual vesting term of the option and historic data related to exercise and post-vesting cancellation history experienced by the Company. The Company uses the simplified method for estimating the expected term used to determine the fair value of options under FASB ASC 718. The expected term is determined separately for options issued to the Company’s directors and to employees. The Company’s anticipated volatility level is primarily based on the historic volatility of the Company’s common stock. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The risk free interest rate approximates recent U.S. Treasury note auction results with a similar life to that of the option. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The period expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the recent historical experience of the Company, and is adjusted to reflect actual forfeitures as the options vest.

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

	Year Ended December 31,
	2016	2015	2014

Basic shares	58,236,745	57,611,231	56,735,924
Effect of dilutive securities:
Stock options	—	979,263	—

Diluted shares	58,236,745	58,590,494	56,735,924

Options to purchase 5,764,607 shares of common stock at prices ranging from $2.69 to $9.57 per share which were outstanding as of December 31, 2016, were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss applicable to common shares is reported as they would be anti-dilutive.

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

For the years ended December 31, 2016, 2015 and 2014, 50,000 shares of convertible preferred stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net (loss) income per common share.

3. Recently Issued Accounting Standards.

Simplifying the Test for Goodwill Impairment — In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (Topic 350) (“ASU No. 2017-04”). The amendments in ASU No. 2017-04 are intended to reduce the cost and complexity of the goodwill impairment test by eliminating Step 2 from the that impairment test. The amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Under the amendments in ASU No. 2017-04, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge should be recognized for the amount which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in ASU No. 2017-04 are effective for the Company’s annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact ASU No. 2017-04 will have on the Company’s results of operations, financial position and disclosures, but it is not expected to have a material impact.

Business Combinations – Clarifying the Definition of a Business — In January 2017, FASB issued ASU No. 2017-01, “Business Combinations – Clarifying the Definition of a Business” (Topic 805) (“ASU No. 2017-01”). ASU 2017-01 provides a framework to use in determining when a set of assets and activities is a business. ASU 2017-01 provides more consistency in applying the business combination guidance, reduces the costs of application, and makes the definition of a business more operable. ASU 2017-01 is effective for interim and annual periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact ASU 2017-01 will have on the Company’s results of operations, financial position and disclosures, but it is not expected to have a material impact.

Compensation – Stock Compensation — In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of adopting ASU 2016-09 on its consolidated financial statements and footnote disclosures.

Leases — In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. The Company is currently evaluating the effect that this ASU will have on its consolidated financial statements.

Income Taxes — On November 20, 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740)”. Update No. 2015-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax assets to net non-current deferred tax assets in its consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted as allowed by this ASU.

Simplifying the Measurement of Inventory — In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. Update No. 2015-11 more closely aligns the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value, where net realizable value is the estimated distribution prices of the inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Update No. 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Update No. 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of this ASU on its financial position, results of operations, and cash flows and has not yet determined if it will early adopt the ASU.

Presentation of Financial Statements - Going Concern — In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. The Company has adopted this standard and it did not have a material impact on the Company’s consolidated financial statements.

Simplifying the Presentation of Debt Issuance Costs — In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (Topic 835) (“ASU No. 2015-03”). ASU No. 2015-03 simplifies the accounting for debt issuance costs by requiring such costs to be presented as a direct deduction from the related debt liability rather than as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. ASU No. 2015-03 requires retrospective application and represents a change in accounting principle. The Company adopted ASU No. 2015-03 effective January 1, 2016 and has presented debt issuance costs of $403 as of both December 31, 2016 and 2015 as a direct deduction from the carrying amounts of its debt liabilities. The December 31, 2015 amount was previously recorded in “Other assets-net”.

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

In May 2016, the FASB issued ASU Update No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (Topic 606) (“ASU 2016-12”) which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition.

The Company has not determined the impact ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 will have on its consolidated financial statements and footnote disclosures. However, we have completed our preliminary assessment, which included a review of a subset of representative contracts. During 2017, we will expand the scope of our assessment to include all contracts with customers.

4. Stock-Based Compensation

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

The following weighted-average assumptions were used to determine the fair value of options under FASB ASC 718:

	Year Ended December 31,
	2016	2015	2014
Expected term (years)	6.50	6.50	6.50
Risk free interest rate	1.85%	1.67%	2.29%
Volatility factor	45.57%	46.29%	46.53%
Dividend yield	—	—	—

Stock Options

Stock options outstanding, exercisable and available for grant at December 31, 2016, are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	5,661,514	$4.49
Granted	619,352	3.31
Exercised	(21,000)	2.72
Forfeited or expired	(495,259)	5.54

Outstanding at December 31, 2016	5,764,607	$4.28	4.49	$348

Vested or expected to vest at December 31, 2016	5,590,546	$4.28	4.35	$348

Exercisable at December 31, 2016	4,082,632	$4.33	3.07	$348

Available for grant at December 31, 2016	3,314,686

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price.

For the years ended December 31, 2016, 2015 and 2014, the Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2016	2015	2014

Stock-based compensation:
Costs of processing and distribution	$140	$132	$132
Marketing, general and administrative	3,406	2,356	2,840
Research and development	44	60	60

Total	$3,590	$2,548	$3,032

For the years ended December 31, 2016, 2015, and 2014, the Company recognized total income tax benefits from stock-based compensation of $1,460, $1,022, and $1,198, respectively.

As of December 31, 2016, there was $2,212 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 2.92 years.

Other information concerning stock options are as follows:

	Year Ended December 31,
	2016	2015	2014

Weighted average fair value of stock options granted	$1.55	$2.50	$1.87
Aggregate intrinsic value of stock options exercised	12	1,584	295

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.

Restricted Stock Awards

During the first quarter of 2016, the Company granted 223,563 shares of time-based restricted stock and 223,563 shares of performance-based restricted stock. Both sets of awards vest over a three-year period, with a weighted-average grant date fair value of $3.31 per share. During the third quarter of 2016, the Company granted 162,160 shares of restricted stock with a weighted-average grant date fair value of $3.70 per share which vest over a one-year period. As of December 31, 2016, there was $961 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.40 years.

5. Inventories

Inventories by stage of completion are as follows:

	December 31,
	2016	2015

Unprocessed tissue, raw materials and supplies	$31,745	$33,028
Tissue and work in process	38,552	36,614
Implantable tissue and finished goods	49,446	49,031

	$119,743	$118,673

For the years ended December 31, 2016, 2015, and 2014, the Company had inventory write-downs of $13,880, $5,390 and $3,763, respectively, relating primarily to excess quantities and obsolescence of inventories. The increase in 2016 primarily relates to an inventory charge of $9,556 as a result of writing-off certain excess quantities primarily of hernia and sports medicine inventory.

6. Property, Plant and Equipment

Property, plant and equipment are as follows:

	December 31,
	2016	2015

Land	$2,324	$2,319
Buildings and improvements	59,187	63,699
Processing equipment	38,387	41,831
Surgical instruments	18,394	15,702
Office equipment, furniture and fixtures	1,701	4,657
Computer equipment and software	11,852	11,804
Construction in process	17,554	10,850
Office equipment under capital leases	—	152

	149,399	151,014
Less accumulated depreciation	(66,101)	(66,022)

	$83,298	$84,992

For the years ended December 31, 2016, 2015, and 2014, the Company had depreciation expense in connection with property, plant and equipment of $12,835, $12,240, and $11,010, respectively.

7. Goodwill

Goodwill for both years ended December 31, 2016 and 2015 was $54,887. The Company performed its annual goodwill impairment test as of December 31, 2016, and concluded that there was no impairment of goodwill.

8. Other Intangible Assets

Other intangible assets are as follows:

	December 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$11,559	$4,159	$11,532	$3,448
Acquired licensing rights	12,204	8,302	10,850	7,691
Marketing and procurement intangible assets	20,694	8,002	22,179	7,209

Total	$44,457	$20,463	$44,561	$18,348

For the years ended December 31, 2016, 2015, and 2014, the Company had amortization expense of other intangible assets of $3,675, $4,282, and $4,385, respectively. At December 31, 2016, management’s estimates of future amortization expense for the next five years are as follows:

Amortization
Expense
2017	$3,400
2018	3,400
2019	3,400
2020	3,400
2021	3,400

$17,000

9. Fair Value Information

Long-lived assets, including property and equipment and intangible assets subject to amortization were impaired and written down to their estimated fair values during the fourth quarter of 2016. Fair value is measured as of the impairment date using Level 3 inputs. Level 3 is defined as unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions. The long-lived asset level 3 fair value was determined using a market approach, which used inputs that included replacement costs (unobservable), physical deterioration estimates (unobservable), economic obsolescence (unobservable), and market sales data for comparable assets.

The following table summarizes impairments of long-lived assets and the related post impairment fair values of the corresponding assets for the year ended December 31, 2016:

	Year Ended December 31, 2016
	Impairment	Fair Value

Property, plant and equipment - net	$4,717	$4,708
Other intangible assets - net	718	150

	$5,435	$4,858

10. Accrued Expenses

Accrued expenses are as follows:

	December 31,
	2016	2015

Accrued compensation	$4,904	$4,740
Accrued severance charges	410	865
Accrued restructuring charges	95	—
Accrued CEO retirement and transition costs	2,406	—
Accrued distributor commissions	4,422	3,835
Accrued donor recovery fees	6,350	7,144
Accrued taxes	—	514
Accrued indemnification liability	—	6,579
Other	3,443	4,932

	$22,030	$28,609

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received. In addition, on July 11, 2016, the Company resolved all final claims on the indemnification escrow fund regarding the 2013 Pioneer acquisition under the terms of the acquisition agreement. The resolution of the final claims resulted in a reduction in prepaid and other current assets and accrued expenses of $6,694 and $6,579 respectively with no impact on the Statement of Comprehensive (Loss) Income.

11. Short and Long-Term Obligations

Short and long-term obligations are as follows:

	December 31,
	2016	2015
Term loan	$50,347	$53,722
Credit facilities	33,000	25,477
Capital leases	—	38

Total	83,347	79,237
Less current portion	(6,080)	(5,853)

Long-term portion	$77,267	$73,384

The Company obtained from TD Bank and Regions Bank, a 5-year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility that matures on July 16, 2018, with a variable interest rate between 100 and 275 basis points in excess of the one month LIBOR rate. On October 15, 2014, the Company entered into a Second Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which amended the loan agreement to remove certain financial covenants. On June 29, 2015, the Company entered into a Third Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $20,000 to $30,000. On June 29, 2016, the Company entered into a Fourth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $30,000 to $45,000. On November 7, 2016, the Company entered into a Fifth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which provided for: (i) a decrease in the maximum revolving credit amount from $45,000 to $42,500; (ii) an increase in the Company’s leverage to EBITDA ratio from 2.50 to 1.00 to (A) 3.25 to 1.00 through March 31, 2017 and (B) 3.00 to 1.00 after March 31, 2017 and (iii) certain corresponding amendments. On February 28, 2017, the Company entered into a Sixth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which modified the definition of “Extraordinary Expenses” and to increase to 300 basis points the LIBOR Spread applicable when the Company’s financial performance under its Leverage Ratio is greater than 3.0x. At December 31, 2016, the interest rate for the term loan and revolving credit facility is 3.37%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTIDS. As of December 31, 2016, there was $33,000 outstanding on the revolving credit facility. The term loan facility requires aggregate principal payments of $8,250 from March 31, 2017 through June 30, 2018, with a final balloon principal payment of $41,375 on July 2,

2018. The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, as well as payment of dividends, while requiring a minimum cash balance on hand of $10,000 and certain financial covenant ratios.

In addition to the credit facility with TD Bank and Regions Bank, the Company had through its German subsidiary, three credit facilities with three German banks. As of December 31, 2016, the three credit facilities with the three German banks were paid off and terminated.

The total available credit on the Company’s one revolving credit facility at December 31, 2016 was $9,500. The Company’s ability to access its revolving credit facility is subject to and can be limited by the Company’s compliance with the Company’s financial and other covenants. The Company was in compliance with the financial covenants related to its revolving credit facility as of December 31, 2016.

As of December 31, 2016, the Company paid off all remaining capital leases.

Interest expense associated with the amortization of debt issuance costs for the years ended December 31, 2016, 2015 and 2014 was $202, $148 and $142, respectively.

As of December 31, 2016, contractual maturities of short and long-term obligations are as follows:

	Term Loan	Credit Facilities	Total
2017	$6,080	$—	$6,080
2018	44,267	33,000	77,267

	$50,347	$33,000	$83,347

12. Income Taxes

The Company’s income tax benefit (provision) consists of the following components:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(150)	$(988)	$(1,062)
State	(92)	(159)	(150)
International	456	(544)	(86)

Total current	214	(1,691)	(1,298)

Deferred:
Federal	2,477	(5,695)	(1,118)
State	562	68	(76)
International	(192)	(981)	999

Total deferred	2,847	(6,608)	(195)

Total income tax benefit (provision)	$3,061	$(8,299)	$(1,493)

The components of the deferred tax assets and liabilities consisted of the following at:

	December 31, 2016		December 31, 2015
	Deferred Income Tax		Deferred Income Tax
	Assets	Liabilities	Assets	Liabilities
Allowance for bad debts	$485	$—	$376	$—
Deferred compensation	4,675	—	4,013	—
Inventory	12,811	—	10,604	—
Fixed assets and intangibles	—	(5,690)	—	(7,667)
Investments	2,133	—	2,133	—
Net operating losses	4,547	—	2,830	—
Tax credits	5,235	—	4,645	—
Deferred revenue	3,804	—	4,968	—
Accrued liabilities	2,004	—	1,847	—
Other	—	(120)	—	(258)
Valuation allowance	(4,916)	—	(1,106)	—

Total	$30,778	$(5,810)	$30,310	$(7,925)

The Company expects its deferred tax assets of $24,968, net of the valuation allowance at December 31, 2016 of $4,916, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences, see Note 3.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $4,916 and $1,106 have been established at December 31, 2016 and December 31, 2015, respectively, against a portion of the deferred tax assets.

The Company recorded a tax benefit from the exercise of stock options in the amount of $546, $1,139, and $539 for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company has U.S. federal net operating loss carryforwards of $1,978 that will expire in the years 2026 and 2027.

As of December 31, 2016, the Company has U.S. state net operating loss carryforwards of $22,799 that will expire in the years 2018 through 2036.

As of December 31, 2016, the Company has foreign net operating loss carryforwards of $10,194 that will carryfoward indefinitely.

As of December 31, 2016, the Company has research tax credit carryforwards of $6,002 that will expire in years 2028 through 2036. As of December 31, 2016, the Company has alternative minimum tax credit carryforwards of $827 that will carryfoward indefinitely.

U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to indefinitely reinvest earnings of its foreign subsidiaries outside of the U.S. As of December 31, 2016 and 2015, the amount of undistributed earnings related to the Company’s foreign subsidiaries considered to be indefinitely reinvested was $5,031 and $11,227, respectively.

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

On a rolling three years, the Company’s U.S. operations are in a cumulative income position. The Company considers this objectively verifiable evidence that its current U.S. operations existing on December 31, 2016, have consistently demonstrated the ability to operate at a profit. The Company has a history of utilizing 100 percent of its U.S. deferred taxes assets before they expire and the forecasts of taxable earnings project a complete realization of all U.S. deferred tax assets before they expire, including under stressed scenarios.

The Company’s French and German operations are in cumulative loss positions. Since inception, the Company’s French operations have generated losses. As a result, the Company has historically recorded a full valuation allowance on its French subsidiary’s deferred tax assets. During the quarter ended September 30, 2016, the Company’s German operations entered into a cumulative loss position. As a result, the Company recorded a full valuation allowance on its German subsidiary’s deferred tax assets.

The Company has evaluated all available positive and negative evidence, including the extent to which that evidence was objectively verifiable. The Company has concluded, for those jurisdictions where valuation allowances have not been established, the positive evidence outweighed the negative evidence and the deferred tax assets are more likely than not realizable as of December 31, 2016.

The Company will continue to regularly assess the realizability of our deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

As of December 31, 2016, the Company has $1,591 of unrecognized tax benefits, which was recorded net against deferred tax assets in the accompanying consolidated balance sheet.

The Company’s unrecognized tax benefits are summarized as follows:

	Year Ended December 31,
	2016	2015	2014
Opening balance	$1,986	$1,787	$2,825
Reductions based on tax positions related to the current year	—	—	(136)
Additions for tax positions of prior years	—	199	—
Reductions for tax positions of prior years	(60)	—	(902)
Reductions for expiration of statute of limitations	(335)	—	—

	$1,591	$1,986	$1,787

The unrecognized tax benefits if recognized, would favorably impact the Company’s effective tax rate.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. There were no interest and penalties recorded in 2016, 2015 and 2014 and no interest and penalties accrued at December 31, 2016 and 2015.

The Company is undergoing an examination by the Internal Revenue Service (“IRS”). The IRS examination covers the 2015 tax year. During the year ended December 31, 2016, the Company’s German subsidiary completed an examination by the German tax authorities. The examination covered the German subsidiary’s 2010 through 2013 tax years. No material adjustments were recorded as a result of the German examination.

The effective tax rate differs from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2016	2015	2014
Statutory federal rate	35.00%	35.00%	35.00%
State income taxes—net of federal tax benefit	1.73%	0.25%	3.51%
Foreign rate differential	(3.29%)	(2.18%)	4.99%
Other permanent items	(3.15%)	0.56%	(1.25%)
Research tax credits	7.02%	(0.28%)	(7.52%)
Domestic production activities deduction	1.38%	—	(4.33%)
Valuation allowance	(21.71%)	0.85%	5.26%
Other reconciling items, net	0.55%	1.55%	(0.02%)

Effective tax rate	17.53%	35.75%	35.64%

For the years ended December 31, 2016, 2015 and 2014, the Company had no individually significant other reconciling items.

13. Preferred Stock

Preferred stock is as follows:

	Preferred Stock	Preferred Stock	Net
	Liquidation Value	Issuance Costs	Total
Balance at January 1, 2014	$50,750	$(1,213)	$49,537
Accrued dividend payable	3,113	—	3,113
Amortization of preferred stock issuance costs	—	184	184

Balance at December 31, 2014	53,863	(1,029)	52,834
Accrued dividend payable	3,305	—	3,305
Amortization of preferred stock issuance costs	—	184	184

Balance at December 31, 2015	57,168	(845)	56,323
Accrued dividend payable	3,508	—	3,508
Amortization of preferred stock issuance costs	—	185	185

Balance at December 31, 2016	$60,676	$(660)	$60,016

On June 12, 2013, the Company and WSHP entered into an investment agreement. Pursuant to the terms of the investment agreement, the Company agreed to a $50,000 private placement of convertible preferred equity with WSHP. In connection with the closing of the transactions contemplated by the investment agreement, the Company and WSHP amended the investment agreement on July 15, 2013, and the Company filed a Certificate of Designation of Series A Convertible Preferred Stock creating the Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), and establishing the designations, preferences, and other rights of the Preferred Stock. The Preferred Stock accrues dividends at a rate of 6% per annum. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period will accumulate until paid in cash or converted to common stock. The Company’s credit agreement with TD Bank and Regions Bank contains various covenants of financial conditions which, if not met, would restrict the Company from paying dividends.

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

The Company may, upon 30 days’ notice, redeem the Preferred Stock, in whole or in part, five years after its issuance at the initial liquidation preference of $1,000 per share of the Preferred Stock plus an amount per share equal to accrued but unpaid dividends (collectively, the “Liquidation Value”). The holders of the Preferred Stock may require the Company to redeem their Preferred Stock, in whole or in part, at the Liquidation Value seven years after its issuance or upon the occurrence of a change of control.

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

15. Strategic Review Costs

The Company recorded strategic review costs related to the comprehensive strategic review of the Company’s business lines and operations to leverage the Company’s expertise, technology and products and identify opportunities to increase stockholder value, which resulted in $1,150 of expenses for the year ended December 31, 2016.

16. CEO Retirement and Transition Costs

The Company recorded Chief Executive Officer retirement and transition costs related to the retirement of our former Chief Executive Officer pursuant to the Executive Transition Agreement dated August 29, 2012 (as amended and extended to date), which resulted in $4,404 of expenses for the year ended December 31, 2016. The total Chief Executive Officer retirement and transition costs are expected to be paid in full prior to the first quarter of 2019. The following table includes a rollforward of CEO retirement and transition costs included in accrued expenses, see Note 10.

Accrued CEO retirement and transition costs at January 1, 2016	$—
CEO retirement and transition costs accured in 2016	4,404
Stock-based compensation	(1,535)
Cash payments	(463)

Accrued restructuring charges at December 31, 2016	$2,406

17. Contested Proxy Expenses

The Company recorded contested proxy expenses of $2,680 for the year ended December 31, 2016.

18. Restructuring Charges

The Company instituted a restructuring plan which was completed in 2016 primarily related to closure of our French distribution and tissue procurement office, which resulted in $1,107 of expenses for the year ended December 31, 2016. The following table includes a rollforward of restructuring charges included in accrued expenses, see Note 10.

Accrued restructuring charges at January 1, 2016	$—
French distribution and tissue procurement office closure costs	1,107
Asset abandonments	(640)
Cash payments	(372)

Accrued restructuring charges at December 31, 2016	$95

19. Severance Charges

The Company recorded severance charges related to the termination of former employees as a result of the Company reorganizing its distribution force, which resulted in $995 of expenses for the year ended December 31, 2015. The total severance charges were paid in full by December 31, 2016. Severance payments were made to terminated employees over periods ranging from one month to twelve months and did not have a material impact on cash flows of the Company in any quarterly period.

The Company recorded additional severance charges to reduce headcount and improve operational efficiencies, which resulted in $1,039 of expenses for the year ended December 31, 2016. The total severance charges are expected to be paid in full prior to the first quarter of 2018. Severance payments are made to terminated employees over periods ranging from one month to twelve months and are not expected to have a material impact on cash flows of the Company in any quarterly period. The following table includes a rollforward of severance charges included in accrued expenses, see Note 10.

Accrued severance charges at January 1, 2015	$2,771
Employee separation expenses accrued in 2015	995
Severance cash payments	(2,591)
Stock based compensation	(310)

Accrued severance charges at December 31, 2015	865

Employee separation expenses accrued in 2016	1,039
Severance cash payments	(1,494)

Accrued severance charges at December 31, 2016	$410

Subsequent to December 31, 2016, we have continued to execute on a restructuring plan, and have incurred additional severance related charges that will be recognized in 2017.

20. Retirement Benefits

The Company has a qualified 401(k) plan available to all U.S. employees who meet certain eligibility requirements. The 401(k) plan allows each employee to contribute up to the annual maximum allowed under the Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee’s earnings. For the years ended December 31, 2016, 2015 and 2014, the amounts expensed under the plan were $3,094, $3,034 and $2,663, respectively.

21. Concentrations of Risk

Distribution—The Company’s principal concentration of risk is related to its limited distribution channels. The Company’s revenues include the distribution efforts of twelve independent companies with significant revenues coming from three of the distribution companies, Zimmer Biomet Holdings Inc. (“Zimmer”), Medtronic, PLC (“Medtronic”) and Davol Inc. (“Davol”). The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	Year Ended December 31,
	2016	2015	2014
Percent of revenues derived from:
Distributor
Zimmer	16%	24%	18%
Medtronic	9%	10%	12%
Davol	3%	3%	5%
International	9%	8%	9%

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

22. Commitments and Contingencies

Distribution Agreement with Medtronic – On October 12, 2013, the Company entered into a replacement distribution agreement with Medtronic, plc. (“Medtronic”), pursuant to which Medtronic will distribute certain allograft implants for use in spinal, general orthopedic and trauma surgery. Under the terms of this distribution agreement, Medtronic will be a non-exclusive distributor except for certain specified implants for which Medtronic will be the exclusive distributor. Medtronic will maintain its exclusivity with respect to these specified implants unless the cumulative fees received by us from Medtronic for these specified implants decline by a certain amount during any trailing 12-month period. The initial term of this distribution agreement was to have been through December 31, 2017. The term automatically renews for successive five-year periods, unless either party provides written notice of its intent not to renew at least one year prior to the expiration of the initial term or the applicable renewal period. Neither party provided notice of non-renewal on or before December 31, 2016, thereby triggering the five-year automatic renewal period upon the expiration of the initial term. The distribution agreement will therefore continue at least through December 31, 2022. This distribution agreement superseded and replaced our prior distribution agreement with Medtronic which would have expired in accordance with its terms in June 2014.

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

Distribution Agreement with Zimmer Dental Inc. - On September 3, 2010, the Company and Zimmer Dental Inc. (“Zimmer Dental”), a subsidiary of Zimmer, entered into an exclusive distribution agreement, with an effective date of September 30, 2010. This distribution agreement has an initial term of ten years. Under the terms of this distribution agreement, the Company has agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Zimmer Dental has agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Zimmer Dental’s exclusive distribution rights, Zimmer Dental agreed to the following: 1) payment to the Company of $13,000 within ten days of the effective date (the “Upfront Payment”); 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually for the term of the contract to be paid at the beginning of each calendar year; and 3) escalating annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Zimmer Dental ‘s ability to distribute the implants, Zimmer Dental may be entitled to certain refund rights with respect to the Upfront Payment and the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in this distribution agreement that is based substantially on the number of days from the occurrence of such event to the date that it is cured by the Company to the satisfaction of Zimmer Dental. The Upfront Payment, the Annual Exclusivity Fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the Upfront Payment and the Annual Exclusivity Fees are deferred as received and are being recognized as other revenues over the term of this distribution agreement based on the expected contractual escalating annual purchase minimums relative to the total contractual minimum purchase requirements in this distribution agreement. Additionally, the Company has considered the potential impact of this distribution agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to this distribution agreement.

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

Leases—The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2019. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. Rent expense for the years ended December 31, 2016, 2015, and 2014 was $1,378, $1,443 and $1,609, respectively, and is included as a component of marketing, general and administrative expenses.

Future minimum lease commitments under non-cancelable operating leases as of December 31, 2016 are as follows:

Operating Leases
2017	$1,936
2018	1,347
2019	1,007
2020	587
2021 and beyond	115

$4,992

23. Legal and Regulatory Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2016 will have a material adverse impact on its financial position or results of operations.

Litigation and Settlement Charges. — In the fourth quarter of 2015, the Company reached agreements with three separate entities for the resolution of various claims asserted by these entities for breach of contract. Consequently, the Company recorded cumulative litigation and settlement charges of $804 pertaining to the aforementioned agreements in the fourth quarter of 2015.

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

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of December 31, 2016, there are a cumulative total of 1,445 Indemnified Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, it is not possible to evaluate and estimate with reasonable certainty the impact that current or any future TSM litigation may have on the Company.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

On September 30, 2014, the Company received a letter from the FDA regarding our map3® cellular allogeneic bone graft. The letter addresses some technical aspects of the processing of the map3® allograft, as well as language included on the Company’s website. The Company has ongoing dialogue with the FDA where comprehensive packages of data have been provided to address the FDA’s comments and provide clarifying information regarding the technical components of the implant processing. The Company believes that in both developing and processing of map3®, the Company has properly considered the relevant regulatory requirements. Additionally, the Company has removed the relevant information from the Company’s website. The Company is committed to resolving the concerns raised by the FDA. However, it is not possible to predict the specific outcome or timing of a resolution at this time.

24. Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment composed of six lines of business. Effective January 1, 2016, the reporting of the Company’s lines of business is composed primarily of six categories: spine; sports medicine and orthopedics; surgical specialties; cardiothoracic; international; and global commercial. The Company’s previous lines of business were composed of: spine; ortho fixation; sports medicine; bone graft substitutes and general orthopedic; dental; and surgical specialties. The prior year comparable revenue information has been restated to conform to the current year presentation. The Company believes that the change in the reporting of its lines of business will facilitate a better understanding of the Company’s lines of business and align more closely with the end markets in which the Company competes. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues and their respective percentages of the Company’s total revenues for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	(In thousands)
Revenues:
Spine	$73,907	27.1%	$57,983	20.5%	$52,270	19.9%
Sports medicine and orthopedics	50,143	18.4%	50,712	18.0%	48,975	18.6%
Surgical specialties	4,466	1.6%	3,029	1.1%	1,631	0.6%
Cardiothoracic	11,147	4.1%	8,699	3.1%	6,997	2.7%
International	21,185	7.8%	18,338	6.5%	20,327	7.7%

Subtotal direct	160,848	59.0%	138,761	49.2%	130,200	49.5%
Global commercial	99,127	36.3%	129,930	46.0%	120,910	46.0%
Other revenues	12,890	4.7%	13,602	4.8%	11,700	4.5%

Total revenues	$272,865	100.0%	$282,293	100.0%	$262,810	100.0%

Domestic revenues	$247,756	90.8%	$260,387	92.2%	$238,936	90.9%
International revenues	25,109	9.2%	21,906	7.8%	23,874	9.1%

Total revenues	$272,865	100.0%	$282,293	100.0%	$262,810	100.0%

The following table presents property, plant and equipment - net by significant geographic location:

	December 31,
	2016	2015
Property, plant and equipment - net:
Domestic	$77,596	$72,901
International	5,702	12,091

Total	$83,298	$84,992

25. Quarterly Results of Operations (Unaudited)

The following table sets forth the results of operations for the periods indicated:

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Quarter Ended:
Revenues	$67,351	$67,620	$66,547	$71,347
Gross profit	36,025	33,949	34,274	28,101
Net income (loss) applicable to common shares	1,543	(3,162)	(4,489)	(11,799)

Net income (loss) per common share:
Basic	$0.03	$(0.05)	$(0.08)	$(0.20)
Diluted	0.03	(0.05)	$(0.08)	$(0.20)

In 2016, the Company’s net income was negatively impacted by an excess inventory charge of $9,556, strategic review costs of $1,150, CEO retirement and transition costs of $4,404, contested proxy expenses of $2,680, asset impairment of $5,435, restructuring charges of $1,107 and severance charges of $1,039.

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

26. Subsequent Events

The Company evaluated subsequent events as of the issuance date of the consolidated financial statements as defined by FASB ASC 855 Subsequent Events, and identified no subsequent events that require adjustment to, or disclosure of, in these consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions- Write-offs, Payments	Balance at End of Period
For the year ended December 31, 2016:
Allowance for doubtful accounts	$1,454	$645	$371	$1,728
Allowance for product returns	714	250	335	629
Allowance for excess and obsolescence	7,083	13,880	6,165	14,798
Deferred tax asset valuation allowance	1,106	3,833	23	4,916

For the year ended December 31, 2015:
Allowance for doubtful accounts	818	1,037	401	1,454
Allowance for product returns	525	531	342	714
Allowance for excess and obsolescence	5,112	5,390	3,419	7,083
Deferred tax asset valuation allowance	959	197	50	1,106

For the year ended December 31, 2014:
Allowance for doubtful accounts	492	709	383	818
Allowance for product returns	343	182	—	525
Allowance for excess and obsolescence	5,399	3,763	4,050	5,112
Deferred tax asset valuation allowance	469	490	—	959

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2017	RTI SURGICAL, INC.

	By:	/s/ Robert P. Jordheim
Robert P. Jordheim
Interim President and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert P. Jordheim Robert P. Jordheim	Interim President and Interim Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2017

/s/ Johannes W. Louw Johannes W. Louw	Interim Chief Financial Officer (Principal Financial and Chief Accounting Officer)	March 13, 2017

/s/ Curt M. Selquist	Chairman	March 13, 2017
Curt M. Selquist

/s/ Peter F. Gearen	Vice Chairman	March 13, 2017
Peter F. Gearen

/s/ Thomas A. McEachin	Director	March 13, 2017
Thomas A. McEachin

/s/ Jonathon M. Singer	Director	March 13, 2017
Jonathon M. Singer

/s/ Christopher R. Sweeney	Director	March 13, 2017
Christopher R. Sweeney

/s/ Paul G. Thomas	Director	March 13, 2017
Paul G. Thomas

/s/ Nicholas J. Valeriani	Director	March 13, 2017
Nicholas J. Valeriani

/s/ Shirley A. Weis	Director	March 13, 2017
Shirley A. Weis

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation of RTI Surgical, Inc.	10-K (2015)	000-31271	3/7/2016

3.2	Amended and Restated Bylaws of RTI Surgical, Inc.	8-K	000-31271	7/11/2016

3.3	Certificate of Designation of Series A Convertible Preferred Stock of RTI Surgical, Inc., dated July 16, 2013.	8-K	000-31271	7/19/2013

3.4	Certificate of Ownership and Merger dated July 16, 2013.	8-K	000-31271	7/19/2013

4.3	Specimen Stock Certificate.	S-1/A	333-35756	8/02/2000

10.1‡	Omnibus Stock Option Plan.	S-1	333-35756	4/27/2000

10.2‡	Year 2000 Compensation Plan.	S-1	333-35756	4/27/2000

10.3‡	RTI Regeneration Technologies, Inc. 2004 Equity Incentive Plan.	10-Q	000-31271	8/6/2004

10.4‡	Form of Nonqualified Stock Option Grant Agreement.	10-K (2004)	000-31271	3/16/2005

10.5‡	Form of Incentive Stock Option Grant Agreement.	10-K (2004)	000-31271	3/16/2005

10.6‡	RTI Surgical, Inc. 2010 Equity Incentive Plan.	DEF 14A	000-31271	3/19/2010

10.7‡	RTI Surgical, Inc. 2015 Incentive Compensation Plan.	S-8	333-203861	5/5/2015

10.8‡	Form of Incentive Stock Option Agreement (under 2015 Plan).	S-8	333-203861	5/5/2015

10.9‡	Form of Nonqualified Stock Option Agreement (under 2015 Plan).	S-8	333-203861	5/5/2015

10.10‡	Form of Restricted Stock Agreement (under 2015 Plan).	S-8	333-203861	5/5/2015

10.11†	Exclusive Distribution Agreement between RTI Biologics, Inc. and Zimmer Dental Inc., dated as of September 3, 2010 and effective as of September 30, 2010.	10-Q (Q3 2010)	000-31271	11/08/2010

10.12‡	RTI Biologics, Inc. Executive Nonqualified Excess Plan.	10-K (2011)	000-31271	2/15/2012

10.13‡	Form of Executive Transition Agreement.	8-K	000-31271	9/4/2012

10.14‡	Executive Transition Agreement with Brian K. Hutchison, dated August 29, 2012.	8-K	000-31271	9/4/2012

10.15‡	Extension Letter with Brian K. Hutchison, dated August 28, 2015, extending Executive Transition Agreement through December 31, 2015.	8-K	000-31271	8/31/2015

10.16‡*	Executive Separation Agreement, effective August 15, 2016, by and between Brian K. Hutchison and RTI Surgical, Inc.	8-K	000-31271	8/16/2016

10.17‡*	Release Agreement, effective December 31, 2016, by and between Brian K. Hutchison and RTI Surgical, Inc.	8-K	000-31271	12/19/2016

10.18‡	Extension Letter with Robert P. Jordheim, dated August 28, 2015, extending Executive Transition Agreement through December 31, 2015.	8-K	000-31271	8/31/2015

10.19‡	Extension Letter with Roger W. Rose, dated August 28, 2015, extending Executive Transition Agreement through December 31, 2015.	8-K	000-31271	8/31/2015

10.20‡	Extension Letter with Caroline A. Hartill, dated August 28, 2015, extending Executive Transition Agreement through December 31, 2015.	8-K	000-31271	8/31/2015

10.21‡	Extension Letter with Brian K. Hutchison, dated December 3, 2015, extending Executive Transition Agreement through December 31, 2018.	8-K	000-31271	12/4/2015

10.22‡	Extension Letter with Robert P. Jordheim, dated December 3, 2015, extending Executive Transition Agreement through December 31, 2018.	8-K	000-31271	12/4/2015

10.23‡	Extension Letter with Roger W. Rose, dated December 3, 2015, extending Executive Transition Agreement through December 31, 2018.	8-K	000-31271	12/4/2015

10.24‡	Extension Letter with Caroline A. Hartill, dated December 3, 2015, extending Executive Transition Agreement through December 31, 2018.	8-K	000-31271	12/4/2015

10.25	Second Amended and Restated Loan Agreement dated July 16, 2013 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	8-K	000-31271	7/19/2013

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Date Filed

10.26	First Amendment to the Second Amended and Restated Loan Agreement dated December 30, 2013 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	8-K	000-31271	12/30/2013

10.27	Investment Agreement, dated as of June 12, 2013, by and between RTI Biologics, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	6/13/2013

10.28	Amendment to Investment Agreement, dated as of July 15, 2013 by and among RTI Biologics, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	7/19/2013

10.29	Investor Rights Agreement dated as of July 16, 2013 by and between RTI Surgical, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	7/19/2013

10.30‡	Form of Water Street Director Indemnification Agreement.	8-K	000-31271	7/19/2013

10.31‡	Form of Director Indemnification Agreement.	8-K	000-31271	7/19/2013

10.32†	2013 Distribution Agreement, effective as of October 12, 2013, between RTI Surgical, Inc. and Medtronic Sofamor Danek USA, Inc.	10-K (2013)	000-31271	3/10/2014

10.33	Second Amendment to the Second Amended and Restated Loan Agreement dated October 15, 2014 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	10-K (2014)	000-31271	3/4/2015

10.34	Third Amendment to the Second Amended and Restated Loan Agreement dated June 29, 2015 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	8-K	000-31271	7/2/2015

10.35	Form of Executive Indemnification Agreement.	10-Q (Q1 2016)	000-31271	5/4/2016

10.36	Fourth Amendment to the Second Amended and Restated Loan Agreement dated June 29, 2016 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	8-K	000-31271	7/5/2016

10.37	Fifth Amendment to the Second Amended and Restated Loan Agreement dated November 7, 2016 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	8-K	000-31271	11/8/2016

10.38*	Sixth Amendment to the Second Amended and Restated Loan Agreement dated February 28, 2017 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.

10.39*	Consultant Agreement, effective February 1, 2017, by and between Caroline A. Hartill and RTI Surgical, Inc.

10.40*	Executive Separation Agreement, effective January 31, 2017, by and between Caroline A. Hartill and RTI Surgical, Inc.

10.41*	Release Agreement, effective February 1, 2017, by and between Caroline A. Hartill and RTI Surgical, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Date Filed

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.
‡	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	Filed herewith.