Form 10-Q
period 2017-03-31
RTI SURGICAL, INC.
filed 2017-05-03
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Shares of common stock, $0.001 par value, outstanding on April 28, 2017: 58,557,016

RTI SURGICAL, INC.

FORM 10-Q For the Quarter Ended March 31, 2017

Part I Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$17,598	$13,849
Accounts receivable - less allowances of $1,791 at March 31, 2017 and $1,728 at December 31, 2016	36,294	41,488
Inventories - net	117,392	119,743
Prepaid and other current assets	5,888	5,213

Total current assets	177,172	180,293
Property, plant and equipment - net	85,118	83,298
Deferred tax assets - net	25,889	24,968
Goodwill	54,887	54,887
Other intangible assets - net	24,560	23,994
Other assets - net	1,023	591

Total assets	$368,649	$368,031

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$28,360	$26,112
Accrued expenses	22,659	22,030
Current portion of deferred revenue	4,686	4,742
Current portion of short and long-term obligations	5,301	6,080

Total current liabilities	61,006	58,964
Long-term obligations - less current portion	75,813	77,267
Other long-term liabilities	255	256
Deferred revenue	7,394	6,612

Total liabilities	144,468	143,099
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	60,972	60,016
Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 58,537,016 and 58,433,397 shares issued and outstanding, respectively	58	58
Additional paid-in capital	417,414	417,428
Accumulated other comprehensive loss	(7,996)	(8,316)
Accumulated deficit	(245,210)	(243,338)
Less treasury stock, 410,396 and 368,949 shares, respectively, at cost	(1,057)	(916)

Total stockholders’ equity	163,209	164,916

Total liabilities and stockholders’ equity	$368,649	$368,031

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2017	2016
Revenues	$69,939	$67,351
Costs of processing and distribution	34,160	31,326

Gross profit	35,779	36,025

Expenses:
Marketing, general and administrative	29,671	27,552
Research and development	3,688	4,161
Severance charges	4,403	—
Contested proxy expenses	—	308

Total operating expenses	37,762	32,021

Operating (loss) income	(1,983)	4,004

Other (expense) income:
Interest expense	(819)	(361)
Interest income	—	1
Foreign exchange gain	20	46

Total other expense - net	(799)	(314)

(Loss) income before income tax provision	(2,782)	3,690
Income tax benefit (provision)	910	(1,289)

Net (loss) income	(1,872)	2,401

Convertible preferred dividend	(910)	(858)

Net (loss) income applicable to common shares	(2,782)	1,543

Other comprehensive (loss) income:
Unrealized foreign currency translation gain	320	462

Comprehensive (loss) income	$(2,462)	$2,005

Net (loss) income per common share - basic	$(0.05)	$0.03

Net (loss) income per common share - diluted	$(0.05)	$0.03

Weighted average shares outstanding - basic	58,495,796	57,914,893

Weighted average shares outstanding - diluted	58,495,796	58,211,644

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2017

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2016	$58	$417,428	$(8,316)	$(243,338)	$(916)	$164,916
Net loss	—	—	—	(1,872)	—	(1,872)
Foreign currency translation adjustment	—	—	320	—	—	320
Exercise of common stock options	—	108	—	—	—	108
Stock-based compensation	—	834	—	—	—	834
Purchase of treasury stock	—	—	—	—	(141)	(141)
Amortization of preferred stock Series A issuance costs	—	(46)	—	—	—	(46)
Preferred stock Series A dividend	—	(910)	—	—	—	(910)

Balance, March 31, 2017	$58	$417,414	$(7,996)	$(245,210)	$(1,057)	$163,209

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months
	Ended March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(1,872)	$2,401
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	3,568	4,310
Provision for bad debts and product returns	344	304
Provision for inventory write-downs	1,789	945
Amortization of deferred revenue	(1,274)	(1,217)
Deferred income tax (benefit) provision	(1,085)	413
Stock-based compensation	834	500
Other	114	168
Change in assets and liabilities:
Accounts receivable	4,905	5,073
Inventories	734	(4,331)
Accounts payable	108	2,764
Accrued expenses	579	(7,076)
Deferred revenue	2,000	2,000
Other operating assets and liabilities	(1,167)	169

Net cash provided by operating activities	9,577	6,423

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,283)	(4,637)
Patent and acquired intangible asset costs	(319)	(1,196)

Net cash used in investing activities	(3,602)	(5,833)

Cash flows from financing activities:
Proceeds from exercise of common stock options	108	—
Proceeds from long-term obligations	2,000	3,000
Net payments from short-term obligations	—	(249)
Payments on long-term obligations	(4,250)	(4,133)
Other financing activities	(142)	(108)

Net cash used in financing activities	(2,284)	(1,490)

Effect of exchange rate changes on cash and cash equivalents	58	14

Net increase (decrease) in cash and cash equivalents	3,749	(886)
Cash and cash equivalents, beginning of period	13,849	12,614

Cash and cash equivalents, end of period	$17,598	$11,728

Supplemental cash flow disclosure:
Cash paid for interest	$1,458	$393
Cash paid for income taxes, net of refunds	—	38
Non-cash acquisition of property, plant and equipment	2,234	1,586
Increase in accrual for dividend payable	910	858

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Operations and Organization

The Company is a leader in the use of natural tissues, metals and synthetics to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. The Company processes donated human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue, and bovine and porcine animal tissue in producing allograft and xenograft implants utilizing proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes, and manufactures metal and synthetic implants for distribution to hospitals and surgeons. The Company processes tissue at two operating facilities in Alachua, Florida and one operating facility in Neunkirchen, Germany, and manufactures metal and synthetic implants in Marquette, Michigan and Greenville, North Carolina. The Company distributes its implants and services in all 50 states and in over 45 countries worldwide.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, comprehensive (loss) income and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

3. Recently Issued Accounting Standards

Simplifying the Test for Goodwill Impairment — In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Simplifying the Test for Goodwill Impairment” (Topic 350) (“ASU No. 2017-04”). The amendments in ASU No. 2017-04 are intended to reduce the cost and complexity of the goodwill impairment test by eliminating Step 2 from the impairment test. The amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Under the amendments in ASU No. 2017-04, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in ASU No. 2017-04 are effective for the Company’s annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU No. 2017-04 on January 1, 2017, and it did not have a material impact on the Company’s results of operations, financial position and disclosures.

Compensation – Stock Compensation — In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted ASU 2016-09 on January 1, 2017.

ASU 2016-09 requires recognition through opening retained earnings of any pre-adoption date net operating loss carryforwards from share-based payments, as well as recognition of all income tax effects from share based-payments in income tax expense. During the three months ended March 31, 2017, no adjustments were recorded to retained earnings, and income tax expense of $161,000 was recorded relating to tax deficiencies from share-based payment transactions.

In addition, under ASU 2016-09 excess tax benefits no longer represent financing activities, but instead represent operating activities in the statement of cash flow. ASU 2016-09 allows companies to recognize excess tax benefits as an operating activity on a prospective or retrospective basis. The Company has decided to recognize this requirement on a prospective basis and has not adjusted prior periods.

Simplifying the Measurement of Inventory — In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. Update No. 2015-11 more closely aligns the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value, where net realizable value is the estimated distribution prices of the inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Update No. 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Update No. 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11 effective January 1, 2017. Adoption of ASU 2015-11 had no material impact on the Company’s condensed consolidated financial statements.

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

The Company has not determined the impact ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 will have on its condensed consolidated financial statements and footnote disclosures. However, an implementation project team has been identified and the Company is in the process of completing its preliminary assessment, which includes a subset of representative contracts. During 2017, the Company plans to expand the scope of its assessment to include all contracts with customers and finalize its implementation method.

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

Stock Options

As of March 31, 2017, there was $1,726 of total unrecognized stock-based compensation related to nonvested stock options. The expense related to these stock options is expected to be recognized over a weighted-average period of 3.04 years.

Stock options outstanding, exercisable and available for grant at March 31, 2017, are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at January 1, 2017	5,764,607	$4.28
Granted	62,500	3.15
Exercised	(34,788)	3.09
Forfeited or expired	(417,206)	5.93

Outstanding at March 31, 2017	5,375,113	$4.14	5.33	$1,979

Vested or expected to vest at March 31, 2017	5,245,642	$4.15	5.26	$1,921

Exercisable at March 31, 2017	4,321,493	$4.15	4.68	$1,611

Available for grant at March 31, 2017	3,212,182

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price.

Other information concerning stock options are as follows:

	For the Three Months Ended
	March 31,
	2017	2016
Weighted average fair value of stock options granted	$1.51	$1.55
Aggregate intrinsic value of stock options exercised	23	—

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.

Restricted Stock Awards

During the first quarter of 2017, the Company granted 62,500 shares of time-based restricted stock, which vest over a three-year period, with a weighted-average grant date fair value of $3.15 per share. During the first quarter of 2017, the Company also granted 6,331 shares of restricted stock with a weighted-average grant date fair value of $3.70 per share which vest over a one-year period. As of March 31, 2017, there was $798 of total unrecognized stock-based compensation related to time-based and performance-based, nonvested restricted stock. The expense related to these restricted stock awards is expected to be recognized on a straight-line basis over a weighted-average period of 1.33 years.

For the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation as follows:

	For the Three Months Ended
	March 31,
	2017	2016
Stock-based compensation:
Costs of processing and distribution	$23	$33
Marketing, general and administrative	802	452
Research and development	9	15

Total	$834	$500

Inducement Grant

On January 26, 2017, the Company issued an inducement grant to its President and Chief Executive Officer, Mr. Camille Farhat. This grant was in the form of: (1) a restricted stock award agreement (the “Restricted Stock Agreement #1”); (2) another restricted stock award agreement (the “Restricted Stock Agreement #2”); and (3) a stock option agreement (the “Option Agreement”).

Under the Restricted Stock Agreement #1, the Company granted Mr. Farhat 850,000 shares of restricted common stock. On the first anniversary of the Grant Date, 170,000 shares will vest. The remaining shares will vest on the last day of each calendar quarter at a rate of 42,500 shares per calendar quarter commencing after the first anniversary of the Grant Date and continuing for four years after. Vesting of these shares may accelerate upon the occurrence of either of two performance conditions.

Under the Restricted Stock Agreement #2, the Company granted Mr. Farhat 150,000 shares of restricted common stock. These 150,000 restricted shares will become fully vested on the latest date (the “Purchase Date”) on which the fair market value of the cumulative amount of shares that Mr. Farhat purchases on the open market equals $500,000, so long as the Purchase Date is on or before March 15, 2018. After vesting, the shares will be non-transferable for a period of one year following the Purchase Date.

Under the Option Agreement, the Company granted Mr. Farhat the option to purchase 1,950,000 shares of common stock (the “Stock Options”). The exercise price for the Stock Options is $3.20. The Stock Options will expire on January 26, 2022, at 5 p.m. eastern time. The Stock Options will vest based on the Company’s attainment of three average stock price benchmarks. The first 650,000 shares will vest if the Company’s average publicly traded stock price is over $6.00 for a sixty-consecutive calendar day period. The next 650,000 shares will vest if the Company’s average publicly traded stock price is over $7.00 for a sixty-consecutive calendar day period. The final 650,000 shares will vest if the Company’s average publicly traded stock price is over $8.00 for a sixty-consecutive calendar day period. The vesting of the Stock Options is cumulative.

5. Net Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Months Ended
	March 31,
	2017	2016
Basic shares	58,495,796	57,914,893
Effect of dilutive securities:
Stock options	—	296,751

Diluted shares	58,495,796	58,211,644

For the three months ended March 31, 2017 and 2016, approximately 4,469,999 and 4,722,517, respectively, of issued stock options were not included in the computation of diluted net income per common share because they were anti-dilutive because their exercise price exceeded the market price. For the three months ended March 31, 2017, options to purchase 303,971 of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into this calculation when a net loss is reported.

For the three months ended March 31, 2017 and 2016, 50,000 shares of convertible preferred stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net income per common share.

6.	Inventories

Inventories by stage of completion are as follows:

	March 31,	December 31,
	2017	2016
Unprocessed tissue, raw materials and supplies	$28,549	$31,745
Tissue and work in process	39,623	38,552
Implantable tissue and finished goods	49,220	49,446

	$117,392	$119,743

For the three months ended March 31, 2017 and 2016, the Company had inventory write-downs of $1,789 and $945, respectively, relating primarily to product obsolescence.

7. Property, Plant and Equipment

Property, plant and equipment are as follows:

	March 31,	December 31,
	2017	2016
Land	$2,324	$2,324
Buildings and improvements	58,713	59,187
Processing equipment	40,974	38,387
Surgical instruments	20,145	18,394
Office equipment, furniture and fixtures	1,688	1,701
Computer equipment and software	18,702	11,852
Construction in process	10,417	17,554

	152,963	149,399
Less accumulated depreciation	(67,845)	(66,101)

	$85,118	$83,298

For the three months ended March 31, 2017 and 2016, the Company had depreciation expense in connection with property, plant and equipment of $2,672 and $3,382, respectively.

8. Other Intangible Assets

Other intangible assets are as follows:

	March 31, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$11,690	$4,362	$11,559	$4,159
Acquired licensing rights	13,386	8,455	12,204	8,302
Marketing and procurement intangible assets	20,824	8,523	20,694	8,002

Total	$45,900	$21,340	$44,457	$20,463

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists and non-compete agreements.

For the three months ended March 31, 2017 and 2016, the Company had amortization expense of other intangible assets of $896 and $928, respectively. At March 31, 2017, management’s estimates of future amortization expense for the next five years are as follows:

Amortization
Expense
2017	$2,550
2018	3,400
2019	3,400
2020	3,400
2021	3,400
2022	3,300

$19,450

9. Accrued Expenses

Accrued expenses are as follows:

	March 31,	December 31,
	2017	2016
Accrued compensation	$3,514	$4,904
Accrued severance charges	3,257	410
Accrued restructuring charges	50	95
Accrued CEO retirement and transition costs	1,953	2,406
Accrued distributor commissions	4,376	4,422
Accrued donor recovery fees	5,112	6,350
Other	4,397	3,443

	$22,659	$22,030

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

10. Short and Long-Term Obligations

Short and long-term obligations are as follows:

	March 31,	December 31,
	2017	2016
Term loan	$48,114	$50,347
Credit facilities	33,000	33,000

Total	81,114	83,347
Less current portion	(5,301)	(6,080)

Long-term portion	$75,813	$77,267

The Company obtained from TD Bank and Regions Bank, a 5-year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility that matures on July 16, 2018, with a variable interest rate between 100 and 275 basis points in excess of the one month LIBOR rate. On October 15, 2014, the Company entered into a Second Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which amended the loan agreement to remove certain financial covenants. On June 29, 2015, the Company entered into a Third Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $20,000 to $30,000. On June 29, 2016, the Company entered into a Fourth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $30,000 to $45,000. On November 7, 2016, the Company entered into a Fifth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which provided for: (i) a decrease in the maximum revolving credit amount from $45,000 to $42,500; (ii) an increase in the Company’s leverage to EBITDA ratio from 2.50 to 1.00 to (A) 3.25 to 1.00 through March 31, 2017 and (B) 3.00 to 1.00 after March 31, 2017 and (iii) certain corresponding amendments. On February 28, 2017, the Company entered into a Sixth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased to 300 basis points the LIBOR Spread applicable when the Company’s financial performance under its Leverage Ratio is greater than 3.0x. At March 31, 2017, the interest rate for the term loan and revolving credit facility is 3.78%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTIDS. As of March 31,

2017, there was $33,000 outstanding on the revolving credit facility. The term loan facility requires aggregate principal payments of $7,125 from June 30, 2017 through June 30, 2018, with a final balloon principal payment of $41,375 on July 2, 2018. The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, as well as payment of dividends, while requiring a minimum cash balance on hand of $10,000 and certain financial covenant ratios.

The total available credit on the Company’s revolving credit facility at March 31, 2017 was $9,500. The Company’s ability to access its revolving credit facility is subject to and can be limited by the Company’s compliance with the Company’s financial and other covenants. The Company was in compliance with the financial covenants related to its revolving credit facility as of March 31, 2017.

For the three months ended March 31, 2017 and 2016, interest expense associated with the amortization of debt issuance costs was $112 and $39, respectively.

As of March 31, 2017, contractual maturities of long-term obligations are as follows:

	Term Loan	Credit Facility	Total
2017	$3,848	$—	$3,848
2018	44,266	33,000	77,266

	$48,114	$33,000	$81,114

11. Income Taxes

The Company expects its deferred tax assets of $25,889, net of the valuation allowance at March 31, 2017 of $4,937, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $4,937 and $4,916 have been established at March 31, 2017 and December 31, 2016, respectively, against a portion of the deferred tax assets.

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

On a rolling three years, the Company’s U.S. operations are in a cumulative income position. The Company considers this objectively verifiable evidence that its current U.S. operations existing on March 31, 2017, have consistently demonstrated the ability to operate at a profit. The Company has a history of utilizing 100 percent of its U.S. deferred taxes assets before they expire and the forecasts of taxable earnings project a complete realization of all U.S. deferred tax assets before they expire, including under stressed scenarios.

The Company’s German and French operations are in cumulative loss positions. As a result, the Company has recorded a full valuation allowance on its German and French subsidiaries’ deferred tax assets.

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

Preferred stock is as follows:

	Preferred Stock	Preferred Stock	Net
	Liquidation Value	Issuance Costs	Total
Balance at January 1, 2017	$60,676	$(660)	$60,016
Accrued dividend payable	910	—	910
Amortization of preferred stock issuance costs	—	46	46

Balance at March 31, 2017	$61,586	$(614)	$60,972

13. Severance Charges

The Company recorded severance charges to reduce headcount and improve operational efficiencies, which resulted in $4,403 of expenses for the quarter ended March 31, 2017. The total severance charges are expected to be paid in full by the first quarter of 2018. Severance payments are made to terminated employees over periods ranging from one month to twelve months and are not expected to have a material impact on cash flows of the Company in any quarterly period. The following table includes a rollforward of severance charges included in accrued expenses, see Note 9.

Accrued severance charges at January 1, 2017	$410
Employee separation expenses accrued in 2017	4,403

Subtotal severance charges	4,813
Severance cash payments	(1,223)
Stock based compensation	(333)

Accrued severance charges at March 31, 2017	$3,257

14. CEO Retirement and Transition Costs

The Company recorded Chief Executive Officer retirement and transition costs related to the retirement of our former Chief Executive Officer pursuant to the Executive Transition Agreement dated August 29, 2012 (as amended and extended to date), which resulted in $4,404 of expenses for the year ended December 31, 2016. The total Chief Executive Officer retirement and transition costs are expected to be paid in full prior to the first quarter of 2019. The following table includes a rollforward of CEO retirement and transition costs included in accrued expenses, see Note 9.

Accrued CEO retirement and transition costs at January 1, 2017	$2,406
Cash payments	(453)

Accrued restructuring charges at March 31, 2017	$1,953

15. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2017 will have a material adverse impact on its financial position or results of operations.

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

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of March 31, 2017, there are a cumulative total of 1,404 Indemnified Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, it is not possible to evaluate and estimate with reasonable certainty the impact that current or any future TSM litigation may have on the Company.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

16. Regulatory Actions

On September 30, 2014, the Company received a letter from the FDA regarding our map3® cellular allogeneic bone graft. The letter addresses some technical aspects of the processing of the map3® allograft, as well as language included on the Company’s website. The Company has ongoing dialogue with the FDA where comprehensive packages of data have been provided to address the FDA’s comments and clarifying information has been provided regarding the technical components of the implant processing. The Company believes that in both the developing and processing of map3®, the Company has properly considered the relevant regulatory requirements. Additionally, the Company has removed certain information from the Company’s website. The Company is committed to resolving the concerns raised by the FDA. However, it is not possible to predict the specific outcome or timing of a resolution at this time.

17. Commitments and Contingencies

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

18. Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment composed of six lines of business. The reporting of the Company’s lines of business is composed primarily of six categories: spine; sports medicine and orthopedics; surgical specialties; cardiothoracic; international; and global commercial. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues for the three months ended March 31, 2017 and 2016, respectively:

	For the Three Months Ended
	March 31,
	2017	2016
	(In Thousands)
Revenues:
Spine	$20,338	$17,094
Sports medicine and orthopedics	12,896	12,520
Surgical specialties	1,780	1,015
Cardiothoracic	3,151	2,534
International	5,657	5,517

Subtotal direct	43,822	38,680
Global commercial	23,581	25,330
Other revenues	2,536	3,341

Total revenues	$69,939	$67,351

Domestic revenues	63,307	61,184
International revenues	6,632	6,167

Total revenues	$69,939	$67,351

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	For the Three Months Ended
	March 31,
	2017	2016
Percent of revenues derived from:
Distributor
Zimmer Biomet Holdings, Inc.	14%	17%
Medtronic, PLC	8%	7%
International	9%	9%

The following table presents property, plant and equipment—net by significant geographic location:

	March 31,	December 31,
	2017	2016
Property, plant and equipment—net:
Domestic	$79,219	$77,596
International	5,899	5,702

Total	$85,118	$83,298

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Relating to Forward Looking Statements

Information contained in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “requires,” “hopes,” “assumes” or comparable terminology, or by discussions of strategy. There can be no assurance that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016 or in subsequent Quarterly Reports on Form 10-Q (including this one), constitute cautionary statements which identify some of the factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

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

Domestic distributions and services accounted for 91% of total revenues in the first three months of 2017. Most of our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 9% of total revenues in the first three months of 2017. Our implants are distributed in over 45 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months.

Our principal goals are as follows: 1) provide safe, high quality, surgical implants to surgeons for the benefit of their patients, 2) invest in areas that provide the best opportunities for profitable growth and cash flow, 3) generate predictable, sustainable, operating results for the benefit of shareholders.

We continue to maintain our commitment to research and development and the introduction of new strategically targeted allograft, xenograft, metal and synthetic implants as well as focused clinical efforts to support their acceptance in the marketplace. In addition, we consider strategic acquisitions from time to time for new implants and technologies intended to augment our existing implant offerings, as well as strategic dispositions from time to time in response to market trends or industry developments.

Results of Operations

Consolidated Financial Results

The following table reflects revenues for the three months ended March 31, 2017 and 2016, respectively.

	For the Three Months Ended
	March 31,
	2017	2016
	(In Thousands)
Revenues:
Spine	$20,338	$17,094
Sports medicine and orthopedics	12,896	12,520
Surgical specialties	1,780	1,015
Cardiothoracic	3,151	2,534
International	5,657	5,517

Subtotal direct	43,822	38,680
Global commercial	23,581	25,330
Other revenues	2,536	3,341

Total revenues	$69,939	$67,351

Domestic revenues	63,307	61,184
International revenues	6,632	6,167

Total revenues	$69,939	$67,351

Three Months Ended March 31, 2017 Compared With Three Months Ended March 31, 2016

Total Revenues. Our total revenues of $69.9 million for the three months ended March 31, 2017, increased $2.6 million, or 3.8%, compared to $67.4 million for the three months ended March 31, 2016. Our direct revenues increased by $5.1 million, or 13.3%, to $43.8 million, offset by our global commercial revenues which decreased by $1.7 million, or 6.9%, to $23.6 million. Our global commercial revenue comparisons are impacted due to a significant amount of our revenue being derived from large global commercial stocking distributors, whose timing of orders can vary from quarter to quarter. These ordering patterns can result in significant unit volume variations, which can result in significant variation in quarter over quarter comparisons. In addition, global commercial revenues decreased primarily as a result of lower orders from certain commercial distributors, primarily in the orthopedics and trauma markets.

Direct Revenues

Spine - Revenues from spinal implants increased $3.2 million, or 19.0%, to $20.3 million for the three months ended March 31, 2017, compared to $17.1 million for the three months ended March 31, 2016. Spine revenues increased primarily as a result of new surgeon customers and increased distributions of our map3® and nanOss® implants.

Sports Medicine and Orthopedics—Revenues from sports medicine and orthopedics allografts increased $376,000, or 3.0%, to $12.9 million for the three months ended March 31, 2017, compared to $12.5 million for the three months ended March 31, 2016. Sports medicine and orthopedics revenues increased primarily as a result of increased distributions of our map3® implants.

Surgical Specialties - Revenues from surgical specialty allografts increased $765,000, or 75.4%, to $1.8 million for the three months ended March 31, 2017, compared to $1.0 million for the three months ended March 31, 2016. Surgical specialties revenues increased primarily as a result of new customers.

Cardiothoracic - Revenues from cardiothoracic implants increased $617,000, or 24.3%, to $3.2 million for the three months ended March 31, 2017, compared to $2.5 million for the three months ended March 31, 2016. Cardiothoracic revenues increased primarily as a result of increased sales of sternal cables and sternal closure plates resulting from expanded investment in distribution channels.

International Revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $140,000, or 2.5%, to $5.7 million for the three months ended March 31, 2017, compared to $5.5 million for the three months ended March 31, 2016. International revenues increased primarily as a result of higher distributions in Europe due to expanded distribution channels.

Global Commercial

Revenues from global commercial decreased $1.7 million, or 6.9%, to $23.6 million for the three months ended March 31, 2017, compared to $25.3 million for the three months ended March 31, 2016. Global commercial revenues decreased primarily as a result of lower orders from certain commercial distributors, primarily in the orthopedics and trauma markets.

Other Revenues

Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees decreased $805,000, or 24.1%, to $2.5 million for the three months ended March 31, 2017, compared to $3.3 million for the three months ended March 31, 2016. Other revenues decreased primarily as a result of lower service processing fees.

Costs of Processing and Distribution

Costs of processing and distribution increased $2.8 million, or 9.0%, to $34.2 million for the three months ended March 31, 2017, compared to $31.3 million for the three months ended March 31, 2016. Costs of processing and distribution increased as a percentage of revenues from 46.5% for the three months ended March 31, 2016 to 48.8% for the three months ended March 31, 2017. The increase was primarily due to lower production levels and changes in distribution mix.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased $2.1 million, or 7.7%, to $29.7 million for the three months ended March 31, 2017, from $27.6 million for the three months ended March 31, 2016. The increase was primarily due to higher variable compensation and distributor commission expenses on direct revenue distributions. Marketing, general and administrative expenses increased as a percentage of revenues from 40.9% for the three months ended March 31, 2016 to 42.4% for the three months ended March 31, 2017 for the same reasons as described in the previous sentence.

Research and Development Expenses

Research and development expenses decreased $473,000, or 11.4%, to $3.7 million for the three months ended March 31, 2017, from $4.2 million for the three months ended March 31, 2016. The decrease was primarily due to lower research study related expenses. Research and development expenses decreased as a percentage of revenues from 6.2% for the three months ended March 31, 2016 to 5.3% for the three months ended March 31, 2017.

Severance Charges

Severance charges related to a reduction in headcount and improvement in operational efficiencies resulted in $4.4 million of expenses for the three months ended March 31, 2017. There were no severance charges for the three months ended March 31, 2016.

Net Other Expense

Net other expense, which includes interest expense, interest income and foreign exchange income increased $485,000, or 154.5%, to $799,000 for the three months ended March 31, 2017 from $314,000 for the three months ended March 31, 2016. The increase in net other expense is primarily attributable to higher interest expense of $819,000 as a result of higher interest rate and higher amortization of debt issuance costs as compared to $361,000 for the three months ended March 31, 2016.

Income Tax Benefit (Provision)

Income tax benefit for the three months ended March 31, 2017, was $920,000 compared to income tax provision of $1.3 million for the three months ended March 31, 2016. Our effective tax rate for the three months ended March 31, 2017, was 33.0% compared to 34.9% for the three months ended March 31, 2016. On January 1, 2017, the Company adopted ASU 2016-09, “Compensation – Stock Compensation”. As a result, for the three months ended March 31, 2017, the Company recorded $161,000 of tax expense relating to tax deficiencies on share-based payment transactions which decreased our effective tax rate. No comparable tax expense was recorded for the three months ended March 31, 2016.

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

	For the Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Net (loss) income applicable to common shares, as reported	$(2,782)	$1,543
Severance charges	4,403	—
Contested proxy expenses	—	308
Tax effect on adjustments	(1,482)	(125)

Non-GAAP net income applicable to common shares, adjusted	$139	$1,726

The following is an explanation of the adjustment that management excluded as part of the non-GAAP measures for the three months ended March 31, 2017 and 2016 as well as the reasons for excluding the individual items:

Severance charges – This adjustment represents charges relating to the termination of former employees. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Contested proxy expenses – This adjustment represents charges relating to contested proxy expenses. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Liquidity and Capital Resources

Our working capital at March 31, 2017, decreased $5.2 million to $116.2 million from $121.3 million at December 31, 2016.

At March 31, 2017, we had 48 days of revenues outstanding in trade accounts receivable, a decrease of 7 days compared to December 31, 2016. The decrease was due to higher cash receipts from customers than shipments and corresponding billings to customers during the three months ended March 31, 2017.

At March 31, 2017, we had 299 days of inventory on hand, a decrease of 13 days compared to December 31, 2016. The decrease in inventory days is primarily due to higher distributions during the three months ended March 31, 2017. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $17.6 million of cash and cash equivalents at March 31, 2017. At March 31, 2017, our foreign subsidiaries held $2.0 million in cash which is not available for use in the U.S. without incurring U.S. taxes. U.S. income taxes have not been paid or accrued for on the undistributed earnings of our foreign subsidiaries. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at March 31, 2017, decreased $2.2 million to $81.1 million from $83.3 million at December 31, 2016. The decrease in short and long-term obligations was primarily due to principal payments on long-term obligations.

In June 2016, we entered into a Fourth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $30.0 million to $45.0 million. In November 2016, we entered into a Fifth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which provided for: (i) a decrease in the maximum revolving credit amount from $45.0 million to $42.5 million; (ii) an increase in our leverage to EBITDA ratio from 2.50 to 1.00 to (A) 3.25 to 1.00 through March 31, 2017 and (B) 3.00 to 1.00 after March 31, 2017 and (iii) certain corresponding amendments. At March 31, 2017, we have $9.5 million of borrowing capacity available under our revolving credit facilities. In February 2017, we entered into a Sixth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which modified the definition of “Extraordinary Expenses” and to increase to 300 basis points the LIBOR Spread, applicable when our financial performance under its Leverage Ratio is greater than 3.0x.

As of March 31, 2017, we believe that our working capital, together with our borrowing ability under our revolving credit facility, will be adequate to fund our ongoing operations for the next twelve months.

As of March 31, 2017, we have no material off-balance sheet arrangements.

Certain Commitments.

Our short and long-term debt obligations and availability of credit as of March 31, 2017 are as follows:

	Outstanding	Available
	Balance	Credit
	(In thousands)
Term loan	$48,114	$—
Credit facility	33,000	9,500

Total	$81,114	$9,500

The following table provides a summary of our debt obligations, operating lease obligations and other significant obligations as of March 31, 2017.

	Contractual Obligations Due by Period
	Total	2017	2018	2019	2020	2021 and Beyond
	(In thousands)
Short and long-term obligations	$81,114	$3,848	$77,266	$—	$—	$—
Operating leases	4,544	1,463	1,342	1,014	599	126
Other significant obligations (1)	11,778	11,778	—	—	—	—

Total	$97,436	$17,089	$78,608	$1,014	$599	$126

(1) These amounts consist of contractual obligations for capital expenditures and open purchase orders.

We were in compliance with the financial covenants related to our senior secured credit facility as of March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facility expose us to market risk related to changes in interest rates. As of March 31, 2017, our outstanding floating rate indebtedness totaled $81.1 million. The primary base interest rate is LIBOR. Other outstanding debt consists of fixed rate instruments. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2017. However, we can give no assurance that interest rates will not significantly change in the future.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows for the remainder of 2017. However, we can give no assurance that exchange rates will not significantly change in the future.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2017 will have a material adverse impact on its financial position or results of operations.

For a further description, we refer you to Part I, Item 1, Note 15 entitled “Legal Actions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

Item 1A. Risk Factors

There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 13, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of our common stock during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	25,834	3.25	—	—
February 1, 2017 to February 28, 2017	15613	3.65	—	—
March 1, 2017 to March 31, 2017	—	—	—	—

Total	41,447	$3.40	—	—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of RTI Surgical, Inc.

3.2(2)	Amended and Restated Bylaws of RTI Surgical, Inc.

10.1†	Employment Agreement, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.

10.2†	Stand Alone Restricted Stock Award Agreement #1, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.

10.3	Stand Alone Restricted Stock Award Agreement #2, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.

10.4	Stand Alone Stock Option Agreement, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.

10.5(3)	Settlement Agreement, effective March 14, 2017, by and among the Company and Krensavage Partners, LP and certain entities and persons associated with Krensavage Partners, LP.

10.6(4)	Sixth Amendment to the Second Amended and Restated Loan Agreement dated February 28, 2017 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.

10.7(4)	Consultant Agreement, effective February 1, 2017, by and between Caroline A. Hartill and RTI Surgical, Inc.

10.8(4)	Executive Separation Agreement, effective January 31, 2017, by and between Caroline A. Hartill and RTI Surgical, Inc.

10.9(4)	Release Agreement, effective February 1, 2017, by and between Caroline A. Hartill and RTI Surgical, Inc.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31271) filed by the Registrant on March 7, 2016.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31271) filed by the Registrant on July 11, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31271) filed by the Registrant on March 15, 2017.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31271) filed by the Registrant on March 13, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTI SURGICAL, INC. (Registrant)

By:	/s/ Camille Farhat
Camille Farhat President and Chief Executive Officer

By:	/s/ Robert P. Jordheim
Robert P. Jordheim Executive Vice President and Chief Financial Officer

Date: May 3, 2017

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.

10.2	Stand Alone Restricted Stock Award Agreement #1, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.

10.3	Stand Alone Restricted Stock Award Agreement #2, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.

10.4	Stand Alone Stock Option Agreement, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document