Form 10-Q
period 2017-06-30
RTI SURGICAL, INC.
filed 2017-08-09
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Shares of common stock, $0.001 par value, outstanding on August 4, 2017: 59,509,094

RTI SURGICAL, INC.

FORM 10-Q For the Quarter Ended June 30, 2017

Part I Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$13,675	$13,849
Accounts receivable - less allowances of $1,787 at June 30, 2017 and $1,728 at December 31, 2016	39,099	41,488
Inventories - net	116,773	119,743
Prepaid and other current assets	6,177	5,213
Assets held for sale	1,750	—

Total current assets	177,474	180,293
Property, plant and equipment - net	84,379	83,298
Deferred tax assets - net	24,868	24,968
Goodwill	54,887	54,887
Other intangible assets - net	23,995	23,994
Other assets - net	991	591

Total assets	$366,594	$368,031

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$27,745	$26,112
Accrued expenses	20,950	22,030
Current portion of deferred revenue	4,718	4,742
Current portion of short and long-term obligations	5,779	6,080

Total current liabilities	59,192	58,964
Long-term obligations—less current portion	74,360	77,267
Other long-term liabilities	841	256
Deferred revenue	6,176	6,612

Total liabilities	140,569	143,099
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	61,941	60,016
Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 59,445,223 and 58,433,397 shares issued and outstanding, respectively	59	58
Additional paid-in capital	418,884	417,428
Accumulated other comprehensive loss	(6,903)	(8,316)
Accumulated deficit	(246,899)	(243,338)
Less treasury stock, 410,396 and 368,949 shares, respectively, at cost	(1,057)	(916)

Total stockholders’ equity	164,084	164,916

Total liabilities and stockholders’ equity	$366,594	$368,031

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$72,120	$67,620	$142,059	$134,971
Costs of processing and distribution	35,157	33,671	69,317	64,997

Gross profit	36,963	33,949	72,742	69,974

Expenses:
Marketing, general and administrative	29,496	28,402	59,167	55,954
Research and development	3,740	4,084	7,428	8,245
Severance charges	3,400	711	7,803	711
Restructuring charges	—	1,107	—	1,107
Contested proxy expenses	—	2,372	—	2,680

Total operating expenses	36,636	36,676	74,398	68,697

Operating income (loss)	327	(2,727)	(1,656)	1,277

Other (expense) income:
Interest expense	(915)	(392)	(1,734)	(753)
Interest income	—	6	—	7
Foreign exchange (loss) gain	(75)	(38)	(55)	8

Total other expense - net	(990)	(424)	(1,789)	(738)

(Loss) income before income tax (provision) benefit	(663)	(3,151)	(3,445)	539
Income tax (provision) benefit	(1,026)	859	(116)	(430)

Net (loss) income	(1,689)	(2,292)	(3,561)	109

Convertible preferred dividend	(924)	(870)	(1,834)	(1,728)

Net loss applicable to common shares	(2,613)	(3,162)	(5,395)	(1,619)

Other comprehensive loss:
Unrealized foreign currency translation gain (loss)	1,093	(556)	1,413	(94)

Comprehensive loss	$(1,520)	$(3,718)	$(3,982)	$(1,713)

Net loss per common share - basic	$(0.04)	$(0.05)	$(0.09)	$(0.03)

Net loss per common share - diluted	$(0.04)	$(0.05)	$(0.09)	$(0.03)

Weighted average shares outstanding - basic	58,935,786	58,215,477	58,715,791	58,065,185

Weighted average shares outstanding - diluted	58,935,786	58,215,477	58,715,791	58,065,185

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2017

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2016	$58	$417,428	$(8,316)	$(243,338)	$(916)	$164,916
Net loss	—	—	—	(3,561)	—	(3,561)
Foreign currency translation adjustment	—	—	1,413	—	—	1,413
Exercise of common stock options	1	1,574	—	—	—	1,575
Stock-based compensation	—	1,808	—	—	—	1,808
Purchase of treasury stock	—	—	—	—	(141)	(141)
Amortization of preferred stock Series A issuance costs	—	(92)	—	—	—	(92)
Preferred stock Series A dividend	—	(1,834)	—	—	—	(1,834)

Balance, June 30, 2017	$59	$418,884	$(6,903)	$(246,899)	$(1,057)	$164,084

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Cash flows from operating activities:
Net (loss) income	$(1,689)	$(2,292)	$(3,561)	$109
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	3,561	4,384	7,129	8,694
Provision for bad debts and product returns	216	191	560	495
Provision for inventory write-downs	1,964	1,425	3,753	2,370
Amortization of deferred revenue	(1,186)	(1,217)	(2,460)	(2,434)
Deferred income tax provision (benefit)	524	(532)	(561)	(119)
Stock-based compensation	974	600	1,808	1,100
Other	759	96	873	264
Change in assets and liabilities:
Accounts receivable	(2,777)	4,467	2,128	9,540
Inventories	(567)	(241)	167	(4,572)
Accounts payable	890	1,731	998	4,495
Accrued expenses	(1,963)	(1,242)	(1,384)	(8,318)
Deferred revenue	—	—	2,000	2,000
Other operating assets and liabilities	330	(584)	(837)	(415)

Net cash provided by operating activities	1,036	6,786	10,613	13,209

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,877)	(4,766)	(7,160)	(9,403)
Patent and acquired intangible asset costs	(1,526)	(195)	(1,845)	(1,391)

Net cash used in investing activities	(5,403)	(4,961)	(9,005)	(10,794)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,467	14	1,575	14
Proceeds from long-term obligations	2,000	4,000	4,000	7,000
Net payments from short-term obligations	—	(600)	—	(849)
Payments on long-term obligations	(3,125)	(4,166)	(7,375)	(8,299)
Other financing activities	—	—	(142)	(108)

Net cash provided by (used in) financing activities	342	(752)	(1,942)	(2,242)

Effect of exchange rate changes on cash and cash equivalents	102	(47)	160	(33)

Net (decrease) increase in cash and cash equivalents	(3,923)	1,026	(174)	140
Cash and cash equivalents, beginning of period	17,598	11,728	13,849	12,614

Cash and cash equivalents, end of period	$13,675	$12,754	$13,675	$12,754

Supplemental cash flow disclosure:
Cash paid for interest	$845	$396	$2,303	$789
Cash paid for income taxes, net of refunds	32	138	32	176
Non-cash acquisition of property, plant and equipment	566	1,128	879	1,257
Increase in accrual for dividend payable	924	870	1,834	1,728

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

3. Recently Issued Accounting Standards

Compensation—Stock Compensation — In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation—Stock Compensation” (Topic 718): Scope of Modification Accounting. The requirement provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. For public business entities, this ASU should be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company is evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements.

Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets — In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets” (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU requires all entities to derecognize a business or nonprofit activity in accordance with Topic 810, and also requires all entities derecognize an equity method investment in accordance with Topic 860. The amendments in this ASU eliminate the scope exceptions, and simplifies GAAP. This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements.

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

In addition, under ASU 2016-09 excess tax benefits no longer represent financing activities, but instead represent operating activities in the statement of cash flow. ASU 2016-09 allows companies to recognize excess tax benefits as an operating activity on a prospective or retrospective basis. The Company has decided to recognize this requirement on a prospective basis and has not adjusted prior periods. For the six months ended June 30, 2017, there was no material impact on the Company’s condensed consolidated financial statements.

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

The Company has not determined the impact ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 will have on its condensed consolidated financial statements and footnote disclosures. However, an implementation project team has been identified, and has developed a plan to adopt the ASUs and assess the impact on the Company’s condensed consolidated financial statements and footnote disclosures. Currently, the Company has analyzed its global revenue and categorized its revenue contracts based on distribution channel. Based on this analysis, the Company has identified revenue contracts that it will individually assess. The Company has begun assessing the selected revenue contracts.

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

Stock Options

As of June 30, 2017, there was $2,140 of total unrecognized stock-based compensation related to nonvested stock options. The expense related to these stock options is expected to be recognized over a weighted-average period of 3.39 years.

Stock options outstanding, exercisable and available for grant at June 30, 2017, are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at January 1, 2017	5,764,607	$4.28
Granted	456,038	4.53
Exercised	(426,639)	3.69
Forfeited or expired	(647,661)	5.98

Outstanding at June 30, 2017	5,146,345	$4.13	5.63	$9,383

Vested or expected to vest at June 30, 2017	4,891,474	$4.12	5.47	$8,992

Exercisable at June 30, 2017	3,771,493	$4.07	4.63	$7,235

Available for grant at June 30, 2017	5,281,115

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price.

Other information concerning stock options are as follows:

	For the Six Months Ended
	June 30,
	2017	2016
Weighted average fair value of stock options granted	$2.24	$1.55
Aggregate intrinsic value of stock options exercised	533	6

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.

Restricted Stock Awards

During the first quarter of 2017, the Company granted 62,500 shares of time-based restricted stock, which vest over a three-year period, with a weighted-average grant date fair value of $3.15 per share and the Company granted 6,331 shares of time-based restricted stock with a weighted-average grant date fair value of $3.70 per share which vest over a one-year period. During the second quarter of 2017, the Company granted 218,000 shares of time-based restricted stock, which vest over a three-year period, with a weighted-average grant date fair value of $4.60 per share and the Company granted 148,356 shares of time-based restricted stock with a weighted-average grant date fair value of $4.55 per share which vest over a one-year period. As of June 30, 2017, there was $1,876 of total unrecognized stock-based compensation related to time-based and performance-based, nonvested restricted stock. The expense related to these restricted stock awards is expected to be recognized on a straight-line basis over a weighted-average period of 1.52 years.

For the three and six months ended June 30, 2017 and 2016, the Company recognized stock-based compensation as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock-based compensation:
Costs of processing and distribution	$22	$33	$45	$66
Marketing, general and administrative	942	552	1,744	1,004
Research and development	10	15	19	30

Total	$974	$600	$1,808	$1,100

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

Under the Restricted Stock Agreement #2, the Company granted Mr. Farhat 150,000 shares of restricted common stock. These 150,000 restricted shares will become fully vested on the latest date (the “Purchase Date”) on which the fair market value of the cumulative amount of shares that Mr. Farhat purchases on the open market equals $500,000, so long as the Purchase Date is on or before March 15, 2018. After vesting, the shares will be non-transferable for a period of one year following the Purchase Date. During the second quarter of 2017, Mr. Farhat purchased $572,313 worth of the Company’s shares on the open market. Accordingly, the 150,000 restricted shares of common stock granted to Mr. Farhat pursuant to the Restricted Stock Award #2 became fully vested, effective May 18, 2017.

Under the Option Agreement, the Company granted Mr. Farhat the option to purchase 1,950,000 shares of common stock (the “Stock Options”). The exercise price for the Stock Options is $3.20. The Stock Options will expire on January 26, 2022. The Stock Options will vest based on the Company’s attainment of three average stock price benchmarks. The first 650,000 shares will vest if the Company’s average publicly traded stock price is over $6.00 for a sixty-consecutive calendar day period. The next 650,000 shares will vest if the Company’s average publicly traded stock price is over $7.00 for a sixty-consecutive calendar day period. The final 650,000 shares will vest if the Company’s average publicly traded stock price is over $8.00 for a sixty-consecutive calendar day period. The vesting of the Stock Options is cumulative.

5. Net Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Basic shares	58,935,786	58,215,477	58,715,791	58,065,185
Effect of dilutive securities:
Stock options	—	—	—	—

Diluted shares	58,935,786	58,215,477	58,715,791	58,065,185

For the three months ended June 30, 2017 and 2016, approximately 1,350,051 and 4,073,600, respectively, and for the six months ended June 30, 2017 and 2016, approximately 2,422,661 and 4,144,433, respectively, of issued stock options were not included in the computation of diluted net income per common share because they were anti-dilutive because their exercise price exceeded the market price. For the three months ended June 30, 2017 and 2016, options to purchase 1,005,138 and 417,311, respectively, and for the six months ended June 30, 2017 and 2016, options to purchase 687,268 and 347,038, respectively, of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into this calculation when a net loss is reported.

For the three and six months ended June 30, 2017 and 2016, 50,000 shares of convertible preferred stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net loss per common share.

6. Inventories

Inventories by stage of completion are as follows:

	June 30, 2017	December 31, 2016
Unprocessed tissue, raw materials and supplies	$24,959	$31,745
Tissue and work in process	42,420	38,552
Implantable tissue and finished goods	49,394	49,446

	$116,773	$119,743

For the three months ended June 30, 2017 and 2016, the Company had inventory write-downs of $1,964 and $1,425, respectively, and for the six months ended June 30, 2017 and 2016, the Company had inventory write-downs of $3,753 and $2,370, respectively, relating primarily to product obsolescence.

7. Property, Plant and Equipment

Property, plant and equipment are as follows:

	June 30, 2017	December 31, 2016
Land	$2,378	$2,324
Buildings and improvements	57,092	59,187
Processing equipment	41,843	38,387
Surgical instruments	21,573	18,394
Office equipment, furniture and fixtures	1,704	1,701
Computer equipment and software	18,931	11,852
Construction in process	11,124	17,554

	154,645	149,399
Less accumulated depreciation	(70,266)	(66,101)

	$84,379	$83,298

For the three months ended June 30, 2017 and 2016, the Company had depreciation expense in connection with property, plant and equipment of $2,652 and $3,454, respectively, and for the six months ended June 30, 2017 and 2016, the Company had depreciation expense in connection with property, plant and equipment of $5,324 and $6,836, respectively.

Owned property previously used for administrative, distribution and marketing functions with a cost basis of $1,750 are to be disposed of as a result of improving operational efficiencies were included in “Assets held for sale” on the Condensed Consolidated Balance Sheet as of June 30, 2017, are not included in the table above. On July 21, 2017, the Company entered into a sale agreement with a third party for the owned property. The transaction is expected to close in the fourth quarter 2017.

8. Other Intangible Assets

Other intangible assets are as follows:

	June 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$11,727	$4,565	$11,559	$4,159
Acquired licensing rights	13,685	8,646	12,204	8,302
Marketing and procurement intangible assets	20,837	9,043	20,694	8,002

Total	$46,249	$22,254	$44,457	$20,463

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists and non-compete agreements.

For the three months ended June 30, 2017 and 2016, the Company had amortization expense of other intangible assets of $909 and $930, respectively, and for the six months ended June 30, 2017 and 2016, the Company had amortization expense of other intangible assets of $1,805 and $1,858, respectively. At June 30, 2017, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense
2017	$1,700
2018	3,400
2019	3,400
2020	3,400
2021	3,400
2022	3,300

$18,600

9. Accrued Expenses

Accrued expenses are as follows:

	June 30, 2017	December 31, 2016
Accrued compensation	$4,271	$4,904
Accrued severance charges	4,494	410
Accrued restructuring charges	—	95
Accrued CEO retirement and transition costs	1,096	2,406
Accrued distributor commissions	4,366	4,422
Accrued donor recovery fees	3,376	6,350
Other	3,347	3,443

	$20,950	$22,030

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

10. Short and Long-Term Obligations

Short and long-term obligations are as follows:

	June 30, 2017	December 31, 2016
Term loan	$47,139	$50,347
Credit facility	33,000	33,000

Total	80,139	83,347
Less current portion	(5,779)	(6,080)

Long-term portion	$74,360	$77,267

The Company obtained from TD Bank and Regions Bank, a 5-year, $80,000 senior secured facility, which includes a $60,000 term loan and a $20,000 revolving credit facility that matures on July 16, 2018, with a variable interest rate between 100 and 275 basis points in excess of the one month LIBOR rate. On October 15, 2014, the Company entered into a Second Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which amended the loan agreement to remove certain financial covenants. On June 29, 2015, the Company entered into a Third Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $20,000 to $30,000. On June 29, 2016, the Company entered into a Fourth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $30,000 to $45,000. On November 7, 2016, the Company entered into a Fifth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which provided for: (i) a decrease in the maximum revolving credit amount from $45,000 to $42,500; (ii) an increase in the Company’s leverage to EBITDA ratio from 2.50 to 1.00 to (A) 3.25 to 1.00 through March 31, 2017 and (B) 3.00 to 1.00 after March 31, 2017 and (iii) certain corresponding amendments. On February 28, 2017, the Company entered into a Sixth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased to 300 basis points the LIBOR Spread applicable when the Company’s financial performance under its Leverage Ratio is greater than 3.0x. At June 30, 2017, the interest rate for the term loan and revolving credit facility is 4.05%. The facility is secured by substantially all the assets of the Company and its subsidiaries and guaranteed by the Company’s domestic subsidiaries, other than RTIDS. As of June 30, 2017, there was $33,000 outstanding on the revolving credit facility. The term loan facility requires aggregate principal payments of $6,000 from September 30, 2017 through June 30, 2018, with a final balloon principal payment of $41,375 on July 2, 2018. The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, as well as payment of dividends, while requiring a minimum cash balance on hand of $10,000 and certain financial covenant ratios.

The total available credit on the Company’s revolving credit facility at June 30, 2017 was $9,500. The Company’s ability to access its revolving credit facility is subject to and can be limited by the Company’s compliance with the Company’s financial and other covenants. The Company was in compliance with the financial covenants related to its revolving credit facility as of June 30, 2017.

For the three months ended June 30, 2017 and 2016, interest expense associated with the amortization of debt issuance costs was $150 and $39, respectively, and for the six months ended June 30, 2017 and 2016, interest expense associated with the amortization of debt issuance costs was $262 and $78, respectively.

As of June 30, 2017, contractual maturities of long-term obligations are as follows:

	Term Loan	Credit Facility	Total
2017	$2,873	$—	$2,873
2018	44,266	33,000	77,266

	$47,139	$33,000	$80,139

11. Income Taxes

The Company expects its deferred tax assets of $24,868, net of the valuation allowance at June 30, 2017 of $5,899, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $5,899 and $4,916 have been established at June 30, 2017 and December 31, 2016, respectively, against a portion of the deferred tax assets.

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

On a rolling three years, the Company’s U.S. operations are in a cumulative income position. The Company considers this objectively verifiable evidence that its current U.S. operations existing on June 30, 2017, have consistently demonstrated the ability to operate at a profit. The Company has a history of utilizing 100 percent of its U.S. deferred taxes assets before they expire and the forecasts of taxable earnings project a complete realization of all U.S. deferred tax assets before they expire, including under stressed scenarios.

The Company’s German and French operations are in three year cumulative loss positions. As a result, the Company has recorded a full valuation allowance on its German and French subsidiaries’ deferred tax assets.

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

Preferred stock is as follows:

	Preferred Stock Liquidation Value	Preferred Stock Issuance Costs	Net Total
Balance at January 1, 2017	$60,676	$(660)	$60,016
Accrued dividend payable	1,834	—	1,834
Amortization of preferred stock issuance costs	—	91	91

Balance at June 30, 2017	$62,510	$(569)	$61,941

13. Severance Charges

The Company recorded severance charges to reduce headcount and improve operational efficiencies, which resulted in $7,803 of expenses for the six months ended June 30, 2017. The total severance charges are expected to be paid in full by the first quarter of 2018. Severance payments are made to terminated employees over periods ranging from one month to twelve months and are not expected to have a material impact on cash flows of the Company in any quarterly period. The following table includes a rollforward of severance charges included in accrued expenses, see Note 9.

Accrued severance charges at January 1, 2017	$410
Employee separation expenses accrued in 2017	7,803

Subtotal severance charges	8,213
Severance cash payments	(3,386)
Stock based compensation	(333)

Accrued severance charges at June 30, 2017	$4,494

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

Accrued CEO retirement and transition costs at January 1, 2017	$2,406
Cash payments	(727)
Other long-term liabilities portion	(583)

Accrued restructuring charges at June 30, 2017	$1,096

15. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2017, will have a material adverse impact on its financial position or results of operations.

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

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of June 30, 2017, there are a cumulative total of 1,250 Indemnified Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

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

17. Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment composed of six lines of business. The reporting of the Company’s lines of business is composed primarily of six categories: spine; sports medicine and orthopedics; surgical specialties; cardiothoracic; international; and global commercial. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues for the three and six months ended June 30, 2017 and 2016, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Revenues:
Spine	$19,419	$17,645	$39,757	$34,739
Sports medicine and orthopedics	12,997	12,562	25,893	25,082
Surgical specialties	1,456	802	3,236	1,817
Cardiothoracic	3,673	2,905	6,824	5,439
International	6,005	5,663	11,662	11,180

Subtotal direct	43,550	39,577	87,372	78,257
Global commercial	25,837	24,769	49,418	50,099
Other revenues	2,733	3,274	5,269	6,615

Total revenues	$72,120	$67,620	$142,059	$134,971

Domestic revenues	65,528	61,049	128,835	122,233
International revenues	6,592	6,571	13,224	12,738

Total revenues	$72,120	$67,620	$142,059	$134,971

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Percent of revenues derived from:
Distributor
Zimmer Biomet Holdings, Inc.	14%	14%	15%	15%
Medtronic, PLC	8%	7%	9%	10%
International	9%	10%	9%	9%

The following table presents property, plant and equipment - net by significant geographic location:

	June 30, 2017	December 31, 2016
Property, plant and equipment—net:
Domestic	$78,256	$77,596
International	6,123	5,702

Total	$84,379	$83,298

18. Subsequent Events

The Company evaluated subsequent events as of the issuance date of the condensed consolidated financial statements as defined by FASB ASC 855 Subsequent Events, and identified no subsequent events that require adjustment to, or disclosure of, in these condensed consolidated financial statements, except for on August 3, 2017:

1. The Company completed the sale of substantially all of the assets related to its Cardiothoracic closure business (the “CT Business”) to A&E Advanced Closure Systems, LLC (a subsidiary of A&E Medical Corporation) (“A&E”). The sale was completed pursuant to an Asset Purchase Agreement between the Company and A&E, dated August 3, 2017 (the “Asset Purchase Agreement”). As a part of the transaction, the Company also entered into a multi-year Contract Manufacturing Agreement with A&E (the “Contract Manufacturing Agreement”). Under the Contract Manufacturing Agreement, the Company agreed to continue to support the CT Business by manufacturing existing products and engineering, developing, and manufacturing potential future products for A&E. The total consideration received by the Company under the Asset Purchase Agreement was composed of $54,000 in cash consideration, $3,000 of which is being held in escrow for up to twelve months to satisfy possible indemnification obligations, if any, plus an additional $6,000 in contingent cash consideration (the “Contingent Consideration”). Payment of the Contingent Consideration is subject to two conditions: (1) if the Company obtains certain FDA regulatory clearance, then it will be paid $1,000 of the Contingent Consideration; and (2) if A&E reaches certain revenue milestones, then the Company will be paid $5,000 of the Contingent Consideration.

2. Concurrent with the divestiture, the Company entered into a Third Amended and Restated Loan Agreement, dated as of August 3, 2017 (the “2017 Loan Agreement”), among the Company, TD Bank, N.A. and First Tennessee Bank National Association, as Lenders (together with the various financial institutions as in the future may become parties thereto, the “Lenders”), and TD Bank, N.A., as administrative agent for the Lenders. The 2017 Loan Agreement represents a restructuring of the Company’s former loan agreement with TD Bank, N.A. and another lender under the Second Amended and Restated Loan Agreement dated July 16, 2013 between the Company, TD Bank, N.A. and Regions Bank (as amended, the “2013 Loan Agreement”).

The 2017 Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”), in the aggregate principal amount of $42,500. A total of $35,000 currently is outstanding on the Revolving Credit Facility. The 2017 Loan Agreement also contains a term loan facility in the aggregate principal amount of $25,375 (the “Term Loan Facility” and, together with the Revolving Credit Facility the “Facility”). The Company used $22,000 of the proceeds from the sale of the CT Business to partially pay down amounts owed under the 2013 Loan Agreement. The Facility is secured by substantially all the assets of the Company and its domestic subsidiaries and is guaranteed by the Company’s domestic subsidiaries, as well as 65% of the stock of the Company’s foreign subsidiaries.

Borrowings made under the 2017 Loan Agreement initially will bear interest at a rate per annum equal to monthly LIBOR plus a margin of up to 3.50%. Interest is payable quarterly in arrears, and principal on the Term Loan Facility is payable in quarterly payments of $1,125, each commencing October 1, 2017. The maturity date of the Facility is September 15, 2019. The Company may make optional prepayments on the Facility without penalty at the end of any LIBOR interest period.

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

Domestic distributions and services accounted for 91% of total revenues in the first six months of 2017. Most of our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 9% of total revenues in the first six months of 2017. Our implants are distributed in over 45 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months.

Our principal goals are as follows: 1) provide safe, high quality, surgical implants to surgeons for the benefit of their patients, 2) invest in areas that provide the best opportunities for profitable growth and cash flow, 3) generate predictable and sustainable operating results for the benefit of shareholders.

In line with our principal goals, on August 3, 2017, we completed the sale of substantially all of the assets of our Cardiothoracic closure business to A&E Advanced Closure Systems, LLC (a subsidiary of A&E Medical Corporation) (“A&E”). The sale was completed pursuant to an Asset Purchase Agreement with A&E entered into that same date. In this transaction, A&E agreed to pay total consideration of up to $60 million in cash. Of the total consideration, $3 million is being held in escrow for up to twelve months to satisfy indemnification obligations, if any, and $6 million is contingent upon achievement of a certain FDA regulatory clearance and a revenue milestone. In addition, we have entered into a multi-year Contract Manufacturing Agreement with A&E whereby we will continue to support the Cardiothoracic closure business under A&E’s ownership through the manufacturing of existing products. We believe this is a significant step toward focusing our business and advancing our efforts to generate predictable and sustainable operating results through disciplined execution and building scale to extend distribution of our high-quality products in those areas that offer the greatest opportunities to benefit our patients and shareholders.

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

Results of Operations

Consolidated Financial Results

The following table reflects revenues for the three and six months ended June 30, 2017 and 2016, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In Thousands)
Revenues:
Spine	$19,419	$17,645	$39,757	$34,739
Sports medicine and orthopedics	12,997	12,562	25,893	25,082
Surgical specialties	1,456	802	3,236	1,817
Cardiothoracic	3,673	2,905	6,824	5,439
International	6,005	5,663	11,662	11,180

Subtotal direct	43,550	39,577	87,372	78,257
Global commercial	25,837	24,769	49,418	50,099
Other revenues	2,733	3,274	5,269	6,615

Total revenues	$72,120	$67,620	$142,059	$134,971

Domestic revenues	65,528	61,049	128,835	122,233
International revenues	6,592	6,571	13,224	12,738

Total revenues	$72,120	$67,620	$142,059	$134,971

Three Months Ended June 30, 2017 Compared With Three Months Ended June 30, 2016

Total Revenues. Our total revenues of $72.1 million for the three months ended June 30, 2017, increased $4.5 million, or 6.7%, compared to $67.6 million for the three months ended June 30, 2016. Our direct revenues increased by $4.0 million, or 10.0%, to $43.6 million, and our global commercial revenues increased by $1.1 million, or 4.3%, to $25.8 million. Our global commercial revenue comparisons are impacted due to a significant amount of our revenue being derived from large global commercial stocking distributors, whose timing of orders can vary from quarter to quarter. These ordering patterns can result in significant unit volume variations, which can result in significant variation in quarter over quarter comparisons. In addition, global commercial revenues increased primarily as a result of higher orders from certain commercial distributors, primarily in the dental and trauma markets.

Direct Revenues

Spine - Revenues from spinal implants increased $1.8 million, or 10.1%, to $19.4 million for the three months ended June 30, 2017, compared to $17.6 million for the three months ended June 30, 2016. Spine revenues increased primarily as a result of new surgeon customers and increased distributions of our map3® and nanOss® implants.

Sports Medicine and Orthopedics—Revenues from sports medicine and orthopedics allografts increased $435,000, or 3.5%, to $13.0 million for the three months ended June 30, 2017, compared to $12.6 million for the three months ended June 30, 2016. Sports medicine and orthopedics revenues increased primarily as a result of increased distributions of our cartilage and bone growth substitutes.

Surgical Specialties - Revenues from surgical specialty allografts increased $654,000, or 81.5%, to $1.5 million for the three months ended June 30, 2017, compared to $802,000 for the three months ended June 30, 2016. Surgical specialties revenues increased primarily as a result of new customers and increased distributions of our CortivaTM implants.

Cardiothoracic - Revenues from cardiothoracic implants increased $768,000, or 26.4%, to $3.7 million for the three months ended June 30, 2017, compared to $2.9 million for the three months ended June 30, 2016. Cardiothoracic revenues increased primarily as a result of increased distributions of sternal cables and sternal closure plates.

International Revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $342,000, or 6.0%, to $6.0 million for the three months ended June 30, 2017, compared to $5.7 million for the three months ended June 30, 2016. International revenues increased primarily as a result of higher distributions in Asia Pacific and Latin America due to expanded distribution channels.

Global Commercial

Revenues from global commercial increased $1.1 million, or 4.3%, to $25.8 million for the three months ended June 30, 2017, compared to $24.8 million for the three months ended June 30, 2016. Global commercial revenues increased primarily as a result of higher orders from certain commercial distributors, primarily in the dental and trauma markets.

Other Revenues

Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees decreased $541,000, or 16.5%, to $2.7 million for the three months ended June 30, 2017, compared to $3.3 million for the three months ended June 30, 2016. Other revenues decreased primarily as a result of lower service processing fees.

Costs of Processing and Distribution

Costs of processing and distribution increased $1.5 million, or 4.4%, to $35.2 million for the three months ended June 30, 2017, compared to $33.7 million for the three months ended June 30, 2016. Costs of processing and distribution decreased as a percentage of revenues from 49.8% for the three months ended June 30, 2016 to 48.7% for the three months ended June 30, 2017. The decrease was primarily due to changes in distribution mix.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased $1.1 million, or 3.9%, to $29.5 million for the three months ended June 30, 2017, from $28.4 million for the three months ended June 30, 2016. The increase was primarily due to higher variable compensation and distributor commission expenses on direct revenue distributions. Marketing, general and administrative expenses decreased as a percentage of revenues from 42.0% for the three months ended June 30, 2016 to 40.9% for the three months ended June 30, 2017, for the same reasons as described in the previous sentence.

Research and Development Expenses

Research and development expenses decreased $344,000, or 8.4%, to $3.7 million for the three months ended June 30, 2017, from $4.1 million for the three months ended June 30, 2016. The decrease was primarily due to lower research study related expenses. Research and development expenses decreased as a percentage of revenues from 6.0% for the three months ended June 30, 2016, to 5.2% for the three months ended June 30, 2017.

Severance Charges

Severance charges related to a reduction in headcount and improvement in operational efficiencies resulted in $3.4 million of expenses for the three months ended June 30, 2017, as compared to $711,000 of expenses for the three months ended June 30, 2016.

Net Other Expense

Net other expense, which includes interest expense, interest income and foreign exchange loss increased $566,000, or 133.5%, to $990,000 for the three months ended June 30, 2017 from $424,000 for the three months ended June 30, 2016. The increase in net other expense is primarily attributable to higher interest expense of $915,000, as a result of higher interest rate and higher amortization of debt issuance costs as compared to $392,000 for the three months ended June 30, 2016.

Income Tax (Provision) Benefit

Income tax provision for the three months ended June 30, 2017, was $1.0 million compared to income tax benefit of $859,000 for the three months ended June 30, 2016. Our effective tax rate for the three months ended June 30, 2017, was 154.8% compared to 27.3% for the three months ended June 30, 2016. Our effective tax rate increased as a result of recording a full valuation allowance on losses associated with our German subsidiary. No comparable tax expense was recorded for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared With Six Months Ended June 30, 2016

Total Revenues. Our total revenues of $142.1 million for the six months ended June 30, 2017, increased $7.1 million, or 5.3%, compared to $135.0 million for the six months ended June 30, 2016. Our direct revenues increased by $9.1 million, or 11.6%, to $87.4 million, and our global commercial revenues decreased by $681,000, or 1.4%, to $49.4 million. Our global commercial revenue comparisons are impacted due to a significant amount of our revenue being derived from large global commercial stocking distributors, whose timing of orders can vary from quarter to quarter. These ordering patterns can result in significant unit volume variations, which can result in significant variation in quarter over quarter comparisons. In addition, global commercial revenues decreased primarily as a result of lower orders from certain commercial distributors, primarily in the orthopedics and trauma markets.

Direct Revenues

Spine - Revenues from spinal implants increased $5.0 million, or 14.4%, to $39.8 million for the six months ended June 30, 2017, compared to $34.7 million for the six months ended June 30, 2016. Spine revenues increased primarily as a result of new surgeon customers and increased distributions of our map3® implants and our spine hardware.

Sports Medicine and Orthopedics—Revenues from sports medicine and orthopedics allografts increased $811,000, or 3.2%, to $25.9 million for the six months ended June 30, 2017, compared to $25.1 million for the six months ended June 30, 2016. Sports medicine and orthopedics revenues increased primarily as a result of increased distributions of our map3® implants.

Surgical Specialties - Revenues from surgical specialty allografts increased $1.4 million, or 78.1%, to $3.2 million for the six months ended June 30, 2017, compared to $1.8 million for the six months ended June 30, 2016. Surgical specialties revenues increased primarily as a result of new customers and increased distributions of our CortivaTM implants.

Cardiothoracic - Revenues from cardiothoracic implants increased $1.4 million, or 25.5%, to $6.8 million for the six months ended June 30, 2017, compared to $5.4 million for the six months ended June 30, 2016. Cardiothoracic revenues increased primarily as a result of increased distributions of sternal cables and sternal closure plates resulting from expanded investment in distribution channels.

International Revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $482,000, or 4.3%, to $11.7 million for the six months ended June 30, 2017, compared to $11.2 million for the six months ended June 30, 2016. International revenues increased primarily as a result of higher distributions in Asia Pacific and Latin America due to expanded distribution channels.

Global Commercial

Revenues from global commercial decreased $681,000, or 1.4%, to $49.4 million for the six months ended June 30, 2017, compared to $50.1 million for the six months ended June 30, 2016. Global commercial revenues decreased primarily as a result of lower orders from certain commercial distributors, primarily in the orthopedics and trauma markets.

Other Revenues

Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees decreased $1.3 million, or 20.3%, to $5.3 million for the six months ended June 30, 2017, compared to $6.6 million for the six months ended June 30, 2016. Other revenues decreased primarily as a result of lower service processing fees.

Costs of Processing and Distribution

Costs of processing and distribution increased $4.3 million, or 6.6%, to $69.3 million for the six months ended June 30, 2017, compared to $65.0 million for the six months ended June 30, 2016. Costs of processing and distribution increased as a percentage of revenues from 48.2% for the six months ended June 30, 2016, to 48.8% for the six months ended June 30, 2017. The increase was primarily due to higher production levels and changes in distribution mix.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased $3.2 million, or 5.7%, to $59.2 million for the six months ended June 30, 2017, from $56.0 million for the six months ended June 30, 2016. The increase was primarily due to higher variable compensation and distributor commission expenses on direct revenue distributions. Marketing, general and administrative expenses increased as a percentage of revenues from 41.5% for the six months ended June 30, 2016 to 41.6% for the six months ended June 30, 2017 for the same reasons as described in the previous sentence.

Research and Development Expenses

Research and development expenses decreased $817,000, or 9.9%, to $7.4 million for the six months ended June 30, 2017, from $8.2 million for the six months ended June 30, 2016. The decrease was primarily due to lower research study related expenses. Research and development expenses decreased as a percentage of revenues from 6.1% for the six months ended June 30, 2016 to 5.2% for the six months ended June 30, 2017.

Severance Charges

Severance charges related to a reduction in headcount and improvement in operational efficiencies resulted in $7.8 million of expenses for the six months ended June 30, 2017 as compared to $711,000 of expenses for the six months ended June 30, 2016.

Net Other Expense

Net other expense, which includes interest expense, interest income and foreign exchange loss increased $1.1 million, or 142.4%, to $1.8 million for the six months ended June 30, 2017 from $738,000 for the six months ended June 30, 2016. The increase in net other expense is primarily attributable to higher interest expense of $1.7 million as a result of higher interest rate and higher amortization of debt issuance costs as compared to $753,000 for the six months ended June 30, 2016.

Income Tax (Provision) Benefit

Income tax provision for the six months ended June 30, 2017, was $116,000 compared to $430,000 for the six months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2017, was 3.4% compared to 79.8% for the six months ended June 30, 2016. Our effective tax rate decreased as a result of recording a full valuation allowance on losses associated with our German subsidiary. No comparable tax expense was recorded for the six months ended June 30, 2016.

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

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures that exclude certain amounts, including non-GAAP net income (loss) applicable to common shares, adjusted. The calculation of the tax effect on the adjustments between GAAP net loss applicable to common shares and non-GAAP net income (loss) applicable to common shares is based upon our estimated annual GAAP tax rate, adjusted to account for items excluded from GAAP net loss applicable to common shares in calculating non-GAAP net income (loss) applicable to common shares. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliation below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net loss applicable to common shares, as reported	$(2,613)	$(3,162)	$(5,395)	$(1,619)
Severance charges	3,400	711	7,803	711
Restructuring charges	—	1,107	—	1,107
Contested proxy expenses	—	2,372	—	2,680
Tax effect on adjustments	178	(1,237)	(1,304)	(1,355)

Non-GAAP net income (loss) applicable to common shares, adjusted	$965	$(209)	$1,104	$1,524

The following is an explanation of the adjustment that management excluded as part of the non-GAAP measures for the three and six months ended June 30, 2017 and 2016 as well as the reasons for excluding the individual items:

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

Liquidity and Capital Resources

Our working capital at June 30, 2017, decreased $3.0 million to $118.3 million from $121.3 million at December 31, 2016, primarily as a result of higher cash receipts from customers than shipments and corresponding billings to customers and lower inventory from planned inventory reductions, offset by classifying certain long-term assets held for sale.

At June 30, 2017, we had 51 days of revenues outstanding in trade accounts receivable, a decrease of 4 days compared to December 31, 2016. The decrease was due to higher cash receipts from customers than shipments and corresponding billings to customers during the six months ended June 30, 2017.

At June 30, 2017, we had 294 days of inventory on hand, a decrease of 17 days compared to December 31, 2016. The decrease in inventory days is primarily due to higher distributions during the six months ended June 30, 2017. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $13.7 million of cash and cash equivalents at June 30, 2017. At June 30, 2017, our foreign subsidiaries held $1.6 million in cash which is not available for use in the U.S. without incurring U.S. taxes. U.S. income taxes have not been paid or accrued for on the undistributed earnings of our foreign subsidiaries. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at June 30, 2017, decreased $3.2 million to $80.1 million from $83.3 million at December 31, 2016. The decrease in short and long-term obligations was primarily due to principal payments on long-term obligations.

In June 2016, we entered into a Fourth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which increased the maximum revolving credit amount from $30.0 million to $45.0 million. In November 2016, we entered into a Fifth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which provided for: (i) a decrease in the maximum revolving credit amount from $45.0 million to $42.5 million; (ii) an increase in our leverage to EBITDA ratio from 2.50 to 1.00 to (A) 3.25 to 1.00 through March 31, 2017 and (B) 3.00 to 1.00 after March 31, 2017 and (iii) certain corresponding amendments. At June 30, 2017, we have $9.5 million of borrowing capacity available under our revolving credit facilities. In February 2017, we entered into a Sixth Amendment to the Second Amended and Restated Loan Agreement with TD Bank, N.A. and Regions Bank, which modified the definition of “Extraordinary Expenses” and to increase to 300 basis points the LIBOR Spread, applicable when our financial performance under its Leverage Ratio is greater than 3.0x.

On August 3, 2017, we completed the sale of substantially all of the assets related to the CT Business to A&E. The sale was completed pursuant to an Asset Purchase Agreement. As a part of the transaction, we also entered into the Contract Manufacturing Agreement. Under the Contract Manufacturing Agreement, we agreed to continue to support the CT Business by manufacturing existing products and engineering, developing, and manufacturing potential future products for A&E. The total consideration we received under the Asset Purchase Agreement was composed of $54 million in cash consideration, $3 million of which is being held in escrow for up to twelve months to satisfy possible indemnification obligations, if any, plus an additional $6 million in Contingent Consideration. Payment of the Contingent Consideration is subject to two conditions: (1) if we obtain certain FDA regulatory clearance, then we will be paid $1 million of the Contingent Consideration; and (2) if A&E reaches certain revenue milestones, then we will be paid $5 million of the Contingent Consideration.

Concurrent with the divestiture, we entered into a Third Amended and Restated Loan Agreement, dated as of August 3, 2017 (the “2017 Loan Agreement”), among the Company, TD Bank, N.A. and First Tennessee Bank National Association, as Lenders (together with the various financial institutions as in the future may become parties thereto, the “Lenders”), and TD Bank, N.A., as administrative agent for the Lenders. The 2017 Loan Agreement represents a restructuring of our former loan agreement with TD Bank, N.A. and another lender under the Second Amended and Restated Loan Agreement dated July 16, 2013 between the Company, TD Bank, N.A. and Regions Bank (as amended, the “2013 Loan Agreement”).

The 2017 Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”), in the aggregate principal amount of $42.5 million. A total of $35 million currently is outstanding on the Revolving Credit Facility. The 2017 Loan Agreement also contains a term loan facility in the aggregate principal amount of $25.4 million (the “Term Loan Facility” and, together with the Revolving Credit Facility the “Facility”). We used $22 million of the proceeds from the sale of the CT Business to partially pay down amounts owed under the 2013 Loan Agreement. The Facility is secured by substantially all of our assets and the assets of our domestic subsidiaries and is guaranteed by our domestic subsidiaries, as well as 65% of the stock of the Company’s foreign subsidiaries.

Borrowings made under the 2017 Loan Agreement initially will bear interest at a rate per annum equal to monthly LIBOR plus a margin of up to 3.50%. Interest is payable quarterly in arrears, and principal on the Term Loan Facility is payable in quarterly payments of $1.1 million, each commencing October 1, 2017. The maturity date of the Facility is September 15, 2019.

As of June 30, 2017, we believe that our working capital, together with our borrowing ability under our revolving credit facility, will be adequate to fund our ongoing operations for the next twelve months.

As of June 30, 2017, we have no material off-balance sheet arrangements.

Certain Commitments.

Our short and long-term debt obligations and availability of credit as of June 30, 2017 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Term loan	$47,139	$—
Credit facility	33,000	9,500

Total	$80,139	$9,500

The following table provides a summary of our debt obligations, operating lease obligations and other significant obligations as of June 30, 2017.

	Contractual Obligations Due by Period
	Total	2017	2018	2019	2020	2021 and Beyond
	(In thousands)
Short and long-term obligations	$80,139	$2,873	$77,266	$—	$—	$—
Operating leases	3,923	977	1,297	961	559	129
Other significant obligations (1)	11,485	11,485	—	—	—	—

Total	$95,547	$15,335	$78,563	$961	$559	$129

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

We were in compliance with the financial covenants related to our senior secured credit facility as of June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facility expose us to market risk related to changes in interest rates. As of June 30, 2017, our outstanding floating rate indebtedness totaled $80.1 million. The primary base interest rate is LIBOR. Other outstanding debt consists of fixed rate instruments. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2017. However, we can give no assurance that interest rates will not significantly change in the future.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2017 will have a material adverse impact on its financial position or results of operations.

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

Date: August 9, 2017

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