Form 10-Q
period 2017-09-30
RTI SURGICAL, INC.
filed 2017-11-03
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Shares of common stock, $0.001 par value, outstanding on October 27, 2017: 60,832,446

RTI SURGICAL, INC.

FORM 10-Q For the Quarter Ended September 30, 2017

Part I Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$17,744	$13,849
Accounts receivable—less allowances of $1,859 at September 30, 2017 and $1,728 at December 31, 2016	36,188	41,488
Inventories—net	114,568	119,743
Prepaid and other current assets	9,806	5,213
Assets held for sale	1,750	—

Total current assets	180,056	180,293
Property, plant and equipment—net	82,794	83,298
Deferred tax assets—net	18,543	24,968
Goodwill	46,242	54,887
Other intangible assets—net	23,806	23,994
Other assets—net	1,841	591

Total assets	$353,282	$368,031

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$24,445	$26,112
Accrued expenses	20,482	22,030
Current portion of deferred revenue	4,793	4,742
Current portion of short and long-term obligations	4,268	6,080

Total current liabilities	53,988	58,964
Long-term obligations—less current portion	45,643	77,267
Other long-term liabilities	2,144	256
Deferred revenue	4,959	6,612

Total liabilities	106,734	143,099
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	62,925	60,016
Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 60,544,896 and 58,433,397 shares issued and outstanding, respectively	59	58
Additional paid-in capital	420,503	417,428
Accumulated other comprehensive loss	(6,469)	(8,316)
Accumulated deficit	(229,413)	(243,338)
Less treasury stock, 410,396 and 368,949 shares, respectively, at cost	(1,057)	(916)

Total stockholders’ equity	183,623	164,916

Total liabilities and stockholders’ equity	$353,282	$368,031

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$66,688	$66,547	$208,747	$201,518
Costs of processing and distribution	33,177	32,273	102,494	97,270

Gross profit	33,511	34,274	106,253	104,248

Expenses:
Marketing, general and administrative	27,678	28,724	86,845	84,678
Research and development	2,801	3,789	10,229	12,034
Severance charges	2,820	328	10,623	1,039
Restructuring charges	—	—	—	1,107
Strategic review costs	—	650	—	650
CEO Retirement and transition costs	—	4,107	—	4,107
Contested proxy expenses	—	—	—	2,680
Gain on cardiothoracic closure business divestiture	(34,090)	—	(34,090)	—

Total operating (gain) expenses	(791)	37,598	73,607	106,295

Operating income (loss)	34,302	(3,324)	32,646	(2,047)

Other (expense) income:
Interest expense	(741)	(308)	(2,475)	(1,061)
Interest income	—	1	—	8
Foreign exchange gain (loss)	60	(67)	5	(59)

Total other expense—net	(681)	(374)	(2,470)	(1,112)

Income (loss) before income tax (provision) benefit	33,621	(3,698)	30,176	(3,159)
Income tax (provision) benefit	(16,135)	92	(16,251)	(338)

Net Income (loss)	17,486	(3,606)	13,925	(3,497)

Convertible preferred dividend	(938)	(883)	(2,772)	(2,611)

Net income (loss) applicable to common shares	16,548	(4,489)	11,153	(6,108)

Other comprehensive income (loss):
Unrealized foreign currency translation gain	434	241	1,847	147

Comprehensive income (loss)	$16,982	$(4,248)	$13,000	$(5,961)

Net income (loss) per common share—basic	$0.28	$(0.08)	$0.19	$(0.10)

Net income (loss) per common share—diluted	$0.23	$(0.08)	$0.19	$(0.10)

Weighted average shares outstanding—basic	59,704,533	58,353,110	59,045,372	58,173,580

Weighted average shares outstanding—diluted	75,188,161	58,353,110	59,954,964	58,173,580

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2017

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2016	$58	$417,428	$(8,316)	$(243,338)	$(916)	$164,916
Net income	—	—	—	13,925	—	13,925
Foreign currency translation adjustment	—	—	1,847	—	—	1,847
Exercise of common stock options	1	1,871	—	—	—	1,872
Stock-based compensation	—	4,113	—	—	—	4,113
Purchase of treasury stock	—	—	—	—	(141)	(141)
Amortization of preferred stock Series A issuance costs	—	(137)	—	—	—	(137)
Preferred stock Series A dividend	—	(2,772)	—	—	—	(2,772)

Balance, September 30, 2017	$59	$420,503	$(6,469)	$(229,413)	$(1,057)	$183,623

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Cash flows from operating activities:
Net income (loss)	$17,486	$(3,606)	$13,925	$(3,497)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	3,575	4,393	10,704	13,087
Provision for bad debts and product returns	256	451	816	946
Provision for inventory write-downs	735	2,052	4,488	4,422
Amortization of deferred revenue	(1,141)	(1,216)	(3,601)	(3,650)
Deferred income tax provision	5,873	485	5,312	366
Stock-based compensation	2,203	1,975	4,011	3,075
Gain on cardiothoracic closure business divestiture	(34,090)	—	(34,090)	—
Other	602	316	1,475	580
Change in assets and liabilities:
Accounts receivable	2,642	(1,668)	4,770	7,872
Inventories	(998)	(6,164)	(831)	(10,736)
Accounts payable	(6,725)	(3,400)	(5,727)	1,095
Accrued expenses	(728)	(3,042)	(2,112)	(11,360)
Deferred revenue	—	—	2,000	2,000
Other operating assets and liabilities	(3,161)	6,249	(3,998)	5,834

Net cash (used in) provided by operating activities	(13,471)	(3,175)	(2,858)	10,034

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,198)	(3,371)	(10,358)	(12,774)
Patent and acquired intangible asset costs	(279)	(804)	(2,124)	(2,195)
Cardiothoracic closure business divestiture	51,000	—	51,000	—

Net cash provided by (used in) investing activities	47,523	(4,175)	38,518	(14,969)

Cash flows from financing activities:
Proceeds from exercise of common stock options	297	—	1,872	14
Proceeds from long-term obligations	2,000	8,000	6,000	15,000
Net payments from short-term obligations	—	(662)	—	(1,511)
Payments on long-term obligations	(32,000)	(1,125)	(39,375)	(9,424)
Other financing activities	(315)	—	(457)	(108)

Net cash (used in) provided by financing activities	(30,018)	6,213	(31,960)	3,971

Effect of exchange rate changes on cash and cash equivalents	35	7	195	(26)

Net increase (decrease) in cash and cash equivalents	4,069	(1,130)	3,895	(990)
Cash and cash equivalents, beginning of period	13,675	12,754	13,849	12,614

Cash and cash equivalents, end of period	$17,744	$11,624	$17,744	$11,624

Supplemental cash flow disclosure:
Cash paid for interest	$329	$435	$2,632	$1,224
Cash paid for income taxes, net of refunds	12,000	106	12,032	282
Non-cash acquisition of property, plant and equipment	473	1,212	498	1,445
Stock-based compensation related to sale of CT business	102	—	102	—
Increase in accrual for dividend payable	938	883	2,772	2,611

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Operations and Organization

The Company is a leader in the use of natural tissues, metals and synthetics to produce orthopedic and other surgical implants that repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. The Company processes donated human musculoskeletal and other tissue, including bone, cartilage, tendon, ligament, fascia lata, pericardium, sclera and dermal tissue, and bovine and porcine animal tissue in producing allograft and xenograft implants utilizing proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes, and manufactures metal and synthetic implants for distribution to hospitals and surgeons. The Company processes tissue at two operating facilities in Alachua, Florida and one operating facility in Neunkirchen, Germany, and manufactures metal and synthetic implants in Marquette, Michigan and Greenville, North Carolina. The Company distributes its implants and services in all 50 states and in over 40 countries worldwide.

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

Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets — In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets” (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU requires all entities to derecognize a business or nonprofit activity in accordance with Topic 810, and also requires that all entities derecognize an equity method investment in accordance with Topic 860. The amendments in this ASU eliminate the scope exceptions, and simplifies GAAP. This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements.

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

ASU 2016-09 requires recognition through opening retained earnings of any pre-adoption date net operating loss carryforwards from share-based payments, as well as recognition of all income tax effects from share based-payments in income tax expense. In addition, under ASU 2016-09 excess tax benefits no longer represent financing activities, but instead represent operating activities in the statement of cash flow. ASU 2016-09 allows companies to recognize excess tax benefits as an operating activity on a prospective or retrospective basis. The Company adopted ASU 2016-09 on January 1, 2017. The Company has decided to recognize this requirement on a prospective basis and has not adjusted prior periods. For the nine months ended September 30, 2017, there was no material impact on the Company’s condensed consolidated financial statements, apart from income tax expense of $451 recorded relating to tax deficiencies from share-based payment transactions.

Simplifying the Measurement of Inventory — In July 2015, the FASB issued ASU No. 2015-11, “Inventory Simplifying the Measurement of Inventory” (Topic 330). Update No. 2015-11 more closely aligns the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value, where net realizable value is the estimated distribution prices of the inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Update No. 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Update No. 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11 effective January 1, 2017. Adoption of ASU 2015-11 had no material impact on the Company’s condensed consolidated financial statements.

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

4. Cardiothoracic Closure Business Divestiture

The Company completed the sale of substantially all of the assets related to its Cardiothoracic closure business (the “CT Business”) to A&E Advanced Closure Systems, LLC (a subsidiary of A&E Medical Corporation) (“A&E”) pursuant to an Asset Purchase Agreement between the Company and A&E, dated August 3, 2017 (the “Asset Purchase Agreement”). The total consideration received by the Company under the Asset Purchase Agreement was composed of $54,000 in cash consideration, $3,000 of which is being held in escrow for up to twelve months to satisfy possible indemnification obligations, if any (the “Escrow Amount”), plus an additional $5,000 in contingent cash consideration if A&E reaches certain revenue milestones (the “Contingent Consideration”). The Company is also entitled to an additional $1,000 in consideration if the Company successfully obtains a certain FDA regulatory clearance. As a part of the transaction, the Company also entered into a multi-year Contract Manufacturing Agreement with A&E (the “Contract Manufacturing Agreement”). Under the Contract Manufacturing Agreement, the Company agreed to continue to support the CT Business by manufacturing existing products and engineering, developing, and manufacturing potential future products for A&E. The Company elected to account for the Contingent Consideration arrangement including the Escrow Amount, as a gain contingency in accordance with ASC 450 Contingencies. As such, the Contingent Consideration and Escrow Amount were excluded in measuring the fair value of the consideration to be received in connection with the transaction.

The calculation of the gain on the CT Business divestiture is as follows:

Proceeds from cardiothoracic closure business divestiture	$51,000
Inventories—net	(2,893)
Property, plant and equipment—net	(1,299)
Goodwill	(8,645)
Other intangible assets—net	(280)
Cardiothoracic closure business divestiture expenses	(3,793)

Gain on cardiothoracic closure business divestiture	$34,090

5. Stock-Based Compensation

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s stock options generally have five to ten-year contractual terms and vest over a one to five-year period from the date of grant. The Company’s policy is to grant restricted stock awards at a fair value equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s restricted stock awards generally vest over one to three-year periods.

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

Stock Options

As of September 30, 2017, there was $3,532 of total unrecognized stock-based compensation related to nonvested stock options. The expense related to these stock options is expected to be recognized over a weighted-average period of 2.25 years.

Stock options outstanding, exercisable and available for grant at September 30, 2017, are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	5,764,607	$4.28
Granted	2,506,038	3.49
Exercised	(504,312)	3.74
Forfeited or expired	(789,847)	5.79

Outstanding at September 30, 2017	6,976,486	$3.86	5.55	$6,224

Vested or expected to vest at
September 30, 2017	6,495,458	$3.88	5.40	$5,760

Exercisable at September 30, 2017	3,726,630	$4.06	4.33	$2,992

Available for grant at September 30, 2017	2,427,543

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price.

Other information concerning stock options are as follows:

	For the Nine Months Ended September 30,
	2017	2016
Weighted average fair value of stock options granted	$1.54	$1.55
Aggregate intrinsic value of stock options exercised	641	6

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.

Restricted Stock Awards

During the first quarter of 2017, the Company granted 187,500 shares of time-based restricted stock, which vest over a three-year period, with a weighted-average grant date fair value of $3.15 per share and the Company granted 6,331 shares of time-based restricted stock with a weighted-average grant date fair value of $3.70 per share which vest over a one-year period. During the second quarter of 2017, the Company granted 218,000 shares of time-based restricted stock, which vest over a three-year period, with a weighted-average grant date fair value of $4.60 per share and the Company granted 148,356 shares of time-based restricted stock with a weighted-average grant date fair value of $4.55 per share which vest over a one-year period. During the third quarter of 2017, the Company granted 50,000 shares of time-based restricted stock, which vest over a three-year period, with a weighted-average grant date fair value of $5.65 per share. As of September 30, 2017, there was $3,973 of total unrecognized stock-based compensation related to time-based and performance-based, nonvested restricted stock. The expense related to these restricted stock awards is expected to be recognized on a straight-line basis over a weighted-average period of 3.30 years.

For the three and nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation:
Costs of processing and distribution	$33	$33	$78	$99
Marketing, general and administrative	2,257	1,927	4,001	2,931
Research and development	15	15	34	45

Total	$2,305	$1,975	$4,113	$3,075

Inducement Grant

On January 26, 2017 (the “Grant Date”), the Company issued an inducement grant to its President and Chief Executive Officer, Mr. Camille Farhat. This grant was in the form of: (1) a restricted stock award agreement (the “Restricted Stock Agreement #1”); (2) another restricted stock award agreement (the “Restricted Stock Agreement #2”); and (3) a stock option agreement (the “Option Agreement”).

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

6. Net Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Basic shares	59,704,533	58,353,110	59,045,372	58,173,580
Effect of dilutive securities:
Stock options	1,244,082	—	909,592	—
Preferred stock Series A	14,239,546	—	—	—

Diluted shares	75,188,161	58,353,110	59,954,964	58,173,580

For the three months ended September 30, 2017 and 2016, approximately 1,418,182 and 4,854,771, respectively, and for the nine months ended September 30, 2017 and 2016, approximately 1,474,461 and 4,787,572, respectively, of issued stock options were not included in the computation of diluted net income per common share because they were anti-dilutive because their exercise price exceeded the market price. For the three months ended September 30, 2016, options to purchase 278,766 and for the nine months ended September 30, 2016, options to purchase 306,527 of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into this calculation when a net loss is reported.

For the three months ended September 30, 2017, 50,000 shares of convertible preferred stock or 14,239,546 of converted common stock and accrued but unpaid dividends were dilutive on an as if-converted basis and were included in the computation of diluted net income per common share.

7. Inventories

Inventories by stage of completion are as follows:

	September 30, 2017	December 31, 2016
Unprocessed tissue, raw materials and supplies	$23,026	$31,745
Tissue and work in process	42,014	38,552
Implantable tissue and finished goods	49,528	49,446

	$114,568	$119,743

For the three months ended September 30, 2017 and 2016, the Company had inventory write-downs of $735 and $2,052, respectively, and for the nine months ended September 30, 2017 and 2016, the Company had inventory write-downs of $4,488 and $4,422, respectively, relating primarily to product obsolescence.

8. Property, Plant and Equipment

Property, plant and equipment are as follows:

	September 30, 2017	December 31, 2016
Land	$2,374	$2,324
Buildings and improvements	57,350	59,187
Processing equipment	41,906	38,387
Surgical instruments	20,602	18,394
Office equipment, furniture and fixtures	1,561	1,701
Computer equipment and software	18,836	11,852
Construction in process	11,677	17,554

	154,306	149,399
Less accumulated depreciation	(71,512)	(66,101)

	$82,794	$83,298

For the three months ended September 30, 2017 and 2016, the Company had depreciation expense in connection with property, plant and equipment of $2,623 and $3,459, respectively, and for the nine months ended September 30, 2017 and 2016, the Company had depreciation expense in connection with property, plant and equipment of $7,947 and $10,295, respectively.

Owned property previously used for administrative, distribution and marketing functions with a cost basis of $1,750, to be disposed of, as of September 30, 2017, as a result of improving operational efficiencies were included in “Assets held for sale” on the Condensed Consolidated Balance Sheet as of September 30, 2017, are not included in the table above. On July 21, 2017, the Company entered into a sale agreement with a third party for the owned property. The transaction closed on October 20, 2017 for $1,818 net of selling costs.

9. Goodwill

	September 30, 2017	December 31, 2016
Balance at January 1	$54,887	$54,887
Goodwill disposed of related to sale of CT business	8,645	—

	$46,242	$54,887

10. Other Intangible Assets

Other intangible assets are as follows:

	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$11,938	$4,811	$11,559	$4,159
Acquired licensing rights	14,497	8,841	12,204	8,302
Marketing and procurement intangible assets	20,181	9,158	20,694	8,002

Total	$46,616	$22,810	$44,457	$20,463

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists and non-compete agreements.

For the three months ended September 30, 2017 and 2016, the Company had amortization expense of other intangible assets of $952 and $934, respectively, and for the nine months ended September 30, 2017 and 2016, the Company had amortization expense of other intangible assets of $2,757 and $2,792, respectively. At September 30, 2017, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense
2017	$925
2018	3,800
2019	3,800
2020	3,700
2021	3,700
2022	3,500

$19,425

11. Accrued Expenses

Accrued expenses are as follows:

	September 30, 2017	December 31, 2016
Accrued compensation	$5,689	$4,904
Accrued severance charges	3,634	410
Accrued restructuring charges	—	95
Accrued CEO retirement and transition costs	822	2,406
Accrued distributor commissions	3,364	4,422
Accrued donor recovery fees	2,499	6,350
Other	4,474	3,443

	$20,482	$22,030

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

12. Short and Long-Term Obligations

Short and long-term obligations are as follows:

	September 30, 2017	December 31, 2016
Term loan	$24,911	$50,347
Credit facility	25,000	33,000

Total	49,911	83,347
Less current portion	(4,268)	(6,080)

Long-term portion	$45,643	$77,267

The Company entered into a Third Amended and Restated Loan Agreement, dated as of August 3, 2017 (the “2017 Loan Agreement”), among the Company, TD Bank, N.A. and First Tennessee Bank National Association, as Lenders (together with the various financial institutions as in the future may become parties thereto, the “Lenders”), and TD Bank, N.A., as administrative agent for the Lenders. The 2017 Loan Agreement represents a modification of the Second Amended and Restated Loan Agreement dated July 16, 2013 between the Company, TD Bank, N.A. and Regions Bank (as amended, the “2013 Loan Agreement”).

The 2017 Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”), in the aggregate principal amount of $42,500 which is unchanged from the final Amendment to the 2013 Loan Agreement. The Company used $22,000 of the proceeds from the sale of the CT Business to partially pay down amounts owed under the 2013 Loan Agreement, and $10,000 to pay down amounts owed under the Revolving Credit Facility. Subsequent to the pay down, the outstanding principal balance on the 2013 Loan Agreement Term Loan amounted to $25,375 which became the principal amount of the 2017 Loan Agreement (the “Term Loan Facility” and, together with the Revolving Credit Facility the “Facility”). The Facility is secured by substantially all the assets of the Company and its domestic subsidiaries and is guaranteed by the Company’s domestic subsidiaries, as well as 65% of the stock of the Company’s foreign subsidiaries.

Borrowings made under the 2017 Loan Agreement initially will bear interest at a rate per annum equal to monthly LIBOR plus a margin of up to 3.50%. Interest is payable quarterly in arrears, and principal on the Term Loan Facility is payable in quarterly payments of $1,125, each commencing October 1, 2017. The maturity date of the Facility is September 15, 2019, which represents an extension from the 2013 Loan Agreement maturity date of July 16, 2018. The Company may make optional prepayments on the Facility without penalty at the end of any LIBOR interest period.

At September 30, 2017, the interest rate for the Term Loan and Revolving Credit Facility is 4.74%. As of September 30, 2017, there was $25,000 outstanding on the revolving credit facility. The term loan facility requires aggregate principal payments of $7,875 from September 30, 2017 through June 30, 2019, with a final balloon principal payment of $17,500 on September 15, 2019. The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, as well as payment of dividends, while requiring a minimum cash balance on hand of $10,000 and certain financial covenant ratios.

The total available credit on the Company’s revolving credit facility at September 30, 2017 was $17,500. The Company’s ability to access its revolving credit facility is subject to and can be limited by the Company’s compliance with the Company’s financial and other covenants. The Company was in compliance with the financial covenants related to its revolving credit facility as of September 30, 2017.

For the three months ended September 30, 2017 and 2016, interest expense associated with the amortization of debt issuance costs was $88 and $46, respectively, and for the nine months ended September 30, 2017 and 2016, interest expense associated with the amortization of debt issuance costs was $350 and $85, respectively.

As of September 30, 2017, contractual maturities of long-term obligations are as follows:

	Term Loan	Credit Facility	Total
2017	$1,068	$—	$1,068
2018	4,272	—	4,272
2019	19,571	25,000	44,571

	$24,911	$25,000	$49,911

13. Income Taxes

The Company expects its deferred tax assets of $18,543, net of the valuation allowance at September 30, 2017 of $6,501, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

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

On a rolling three years, the Company’s consolidated U.S. operations are in a cumulative income position. However, one U.S. entity (“Entity”) is in a three year cumulative loss position. Future taxable income exclusive of reversing temporary differences and carryforwards is one source of taxable income available that can be used to realize tax benefits. During 2017, the Company has undertaken various cost reduction activities to reduce complexity and increase operational excellence within the organization. The Entity anticipates generating significant cost savings from the various cost reduction activities. After adjusting the Entity’s cumulative losses to include the projected costs savings, the Entity’s operations project future profits sufficient to utilize the Entity’s separate state deferred tax assets before expiration. The Company considers this objectively verifiable evidence that all its U.S. deferred tax assets are more likely than not realizable.

The Company’s German and French operations are in three year cumulative loss positions. As a result, the Company has recorded a full valuation allowance on its German and French subsidiaries’ deferred tax assets.

As such, valuation allowances of $6,501 and $4,916 have been established at September 30, 2017 and December 31, 2016, respectively, against a portion of the deferred tax assets.

The Company will continue to regularly assess the realizability of our deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

The Company’s 2015 U.S. federal income tax return is under examination by the Internal Revenue Service (“IRS”). Currently, there are no proposed adjustments by the IRS.

14. Preferred Stock

On June 12, 2013, the Company and WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners, a leading healthcare-focused private equity firm (“Water Street”), entered into an investment agreement. Pursuant to the terms of the investment agreement, the Company issued $50,000 of convertible preferred equity to Water Street in a private placement which closed on July 16, 2013, with preferred stock issuance costs of $1,290. The preferred stock accrues dividends at a rate of 6% per annum. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of preferred stock during such three-month period will accumulate until paid in cash or converted to common stock. Our credit agreement with TD Bank and First Tennessee Bank contains various covenants of financial conditions which, if not met, would restrict the Company from paying dividends.

Preferred stock is as follows:

	Preferred Stock Liquidation Value	Preferred Stock Issuance Costs	Net Total
Balance at January 1, 2017	$60,676	$(660)	$60,016
Accrued dividend payable	2,772	—	2,772
Amortization of preferred stock issuance costs	—	137	137

Balance at September 30, 2017	$63,448	$(523)	$62,925

15. Severance Charges

The Company recorded severance charges to reduce headcount and improve operational efficiencies, which resulted in $2,820 and $10,623 of expenses for the three and nine months ended September 30, 2017, respectively. The total severance charges are expected to be paid in full by the fourth quarter of 2018. Severance payments are made to terminated employees over periods ranging from one month to twelve months and are not expected to have a material impact on cash flows of the Company in any quarterly period. The following table includes a rollforward of severance charges included in accrued expenses, see Note 11.

Accrued severance charges at January 1, 2017	$410
Employee separation expenses accrued in 2017	10,623

Subtotal severance charges	11,033
Severance cash payments	(6,246)
Stock based compensation	(1,153)

Accrued severance charges at September 30, 2017	$3,634

16. CEO Retirement and Transition Costs

In the third quarter of 2016, the Company recorded Chief Executive Officer retirement and transition costs related to the retirement of our former Chief Executive Officer pursuant to the Executive Transition Agreement dated August 29, 2012 (as amended and extended to date), which resulted in $4,404 of expenses for the year ended December 31, 2016. The total Chief Executive Officer retirement and transition costs are expected to be paid in full prior to the first quarter of 2019. The following table includes a rollforward of CEO retirement and transition costs included in accrued expenses, see Note 11.

Accrued CEO retirement and transition costs at January 1, 2017	$2,406
Cash payments	(1,001)
Other long-term liabilities portion	(583)

Accrued CEO retirement and transition costs at September 30, 2017	$822

17. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of September 30, 2017, will have a material adverse impact on its financial position or results of operations.

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

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”)

resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of September 30, 2017, there are a cumulative total of 1,257 Indemnified Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

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

19. Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment composed of six lines of business. The reporting of the Company’s lines of business is composed primarily of six categories: spine; sports medicine and orthopedics; surgical specialties; cardiothoracic; international; and global commercial. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues for the three and nine months ended September 30, 2017 and 2016, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Revenues:
Spine	$18,131	$17,775	$57,888	$52,514
Sports medicine and orthopedics	11,286	11,874	37,179	36,956
Surgical specialties	1,437	1,168	4,673	2,985
Cardiothoracic	1,340	2,893	8,164	8,332
International	5,077	4,352	16,739	15,532

Subtotal direct	37,271	38,062	124,643	116,319
Global commercial	26,807	25,297	76,225	75,396
Other revenues	2,610	3,188	7,879	9,803

Total revenues	$66,688	$66,547	$208,747	$201,518

Domestic revenues	60,973	60,959	189,808	183,192
International revenues	5,715	5,588	18,939	18,326

Total revenues	$66,688	$66,547	$208,747	$201,518

The following table presents percentage of total revenues derived from the Company’s largest distributors and international distribution:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Percent of revenues derived from:
Distributor
Zimmer Biomet Holdings, Inc.	15%	18%	17%	16%
Medtronic, PLC	8%	8%	9%	9%
International	10%	8%	9%	9%

The following table presents property, plant and equipment—net by significant geographic location:

	September 30, 2017	December 31, 2016
Property, plant and equipment—net:
Domestic	$76,516	$77,596
International	6,278	5,702

Total	$82,794	$83,298

20. Subsequent Events

The Company evaluated subsequent events as of the issuance date of the condensed consolidated financial statements as defined by FASB ASC 855 Subsequent Events, and identified no subsequent events that require adjustment to, or disclosure of, in these condensed consolidated financial statements, except for:

1. Effective October 2, 2017, the Company appointed Jonathon Singer, a previous member of the Company’s board of directors, as Chief Financial and Administrative Officer. On September 18, 2017, the Company entered into an employment agreement, restricted stock award agreement and stock option agreement with Mr. Singer in which the Company agreed to an inducement payment award and equity. The aforementioned agreements are filed as exhibits with this quarterly report.

2. On October 20, 2017, the Company sold an owned property previously used for administrative, distribution and marketing functions for $1,818 net of selling costs.

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

Management Overview

RTI Surgical, Inc. together with its subsidiaries, designs, develops, manufactures and distributes surgical implants for use in a variety of surgical procedures. We are a leader in providing tissue implants as well as metal and synthetic implants for the benefit of surgeons and patients worldwide. We process donated human musculoskeletal and other tissues including bone, cartilage, tendons, ligaments, fascia lata, pericardium, sclera, cornea and dermal tissues, as well as bovine and porcine animal tissues to produce allograft and xenograft implants. We process the majority of our tissue implants using our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. In addition, we manufacture, market and distribute metal and synthetic implants for treatment of spinal and other orthopedic disorders. Our implants are used in the fields of spine, ortho fixation, sports medicine, bone graft substitutes and general orthopedic, surgical specialties, and dental. We distribute our implants to hospitals and surgeons in the United States and internationally through a direct distribution organization, as well as through a network of independent distributors. We were founded in 1997 and are headquartered in Alachua, Florida.

Domestic distributions and services accounted for 91% of total revenues in the first nine months of 2017. Most of our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities through a direct distribution force and through various strategic relationships.

International distributions and services accounted for 9% of total revenues in the first nine months of 2017. Our implants are distributed in over 40 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months. During the third quarter of 2017, our operations in Florida experienced losses related to a hurricane. Based on our preliminary assessment, the negative impact to revenue and net income for both the three and nine months ended September 30, 2017, was $1.2 million and $0.5 million, respectively.

Our principal goals are as follows: 1) provide safe, high quality, surgical implants to surgeons for the benefit of their patients; 2) invest in areas that provide the best opportunities for profitable growth and cash flow; and 3) generate predictable and sustainable operating results for the benefit of shareholders.

In line with our principal goals, we completed the sale of substantially all of the assets related to our Cardiothoracic closure business (the “CT Business”) to A&E Advanced Closure Systems, LLC (a subsidiary of A&E Medical Corporation) (“A&E”) pursuant to an Asset Purchase Agreement between us and A&E, dated August 3, 2017 (the “Asset Purchase Agreement”). The total consideration received by us under the Asset Purchase Agreement was composed of $54 million in cash consideration, $3 million of which is being held in escrow for up to twelve months to satisfy possible indemnification obligations, if any (the “Escrow Amount”), plus an additional $5 million in contingent cash consideration if A&E reaches certain revenue milestones (the “Contingent Consideration”). We are also entitled to an additional $1 million in consideration if we successfully obtain a certain FDA regulatory clearance. As a part of the transaction, we also entered into a multi-year Contract Manufacturing Agreement with A&E (the “Contract Manufacturing Agreement”). Under the Contract Manufacturing Agreement, we agreed to continue to support the CT Business by manufacturing existing products and engineering, developing, and manufacturing potential future products for A&E. We believe this is a significant step toward focusing our business and advancing our efforts to generate predictable and sustainable operating results through disciplined execution and building scale to extend distribution of our products in those areas that offer the greatest opportunities to benefit our patients and shareholders.

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

Results of Operations

Consolidated Financial Results

The following table reflects revenues for the three and nine months ended September 30, 2017 and 2016, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Revenues:
Spine	$18,131	$17,775	$57,888	$52,514
Sports medicine and orthopedics	11,286	11,874	37,179	36,956
Surgical specialties	1,437	1,168	4,673	2,985
Cardiothoracic	1,340	2,893	8,164	8,332
International	5,077	4,352	16,739	15,532

Subtotal direct	37,271	38,062	124,643	116,319
Global commercial	26,807	25,297	76,225	75,396
Other revenues	2,610	3,188	7,879	9,803

Total revenues	$66,688	$66,547	$208,747	$201,518

Domestic revenues	60,973	60,959	189,808	183,192
International revenues	5,715	5,588	18,939	18,326

Total revenues	$66,688	$66,547	$208,747	$201,518

Three Months Ended September 30, 2017 Compared With Three Months Ended September 30, 2016

Total Revenues

Our total revenues of $66.7 million for the three months ended September 30, 2017, were comparable to the three months ended September 30, 2016. Our direct revenues decreased by $791,000, or 2.1%, to $37.3 million primarily as a result of an estimated $1.2 million loss in revenue due to a hurricane in Florida, and our global commercial revenues increased by $1.5 million, or 6.0%, to $26.8 million, primarily as a result of higher orders from certain commercial distributors, primarily in the trauma market.

Direct Revenues

Spine—Revenues from spinal implants increased $356,000, or 2.0%, to $18.1 million for the three months ended September 30, 2017, compared to $17.8 million for the three months ended September 30, 2016. Spine revenues increased primarily as a result of increased distributions of our map3® implant, partially offset by lower spine hardware distributions.

Sports Medicine and Orthopedics—Revenues from sports medicine and orthopedics allografts decreased $588,000, or 5.0%, to $11.3 million for the three months ended September 30, 2017, compared to $11.9 million for the three months ended September 30, 2016. Sports medicine and orthopedics revenues decreased primarily as a result of decreased distributions of our BioCleanse® processed tendons.

Surgical Specialties—Revenues from surgical specialty allografts increased $269,000, or 23.0%, to $1.4 million for the three months ended September 30, 2017, compared to $1.2 million for the three months ended September 30, 2016. Surgical specialties revenues increased primarily as a result of new customers and increased distributions of our CortivaTM implants.

Cardiothoracic—Revenues from cardiothoracic implants decreased $1.6 million, or 53.7%, to $1.3 million for the three months ended September 30, 2017, compared to $2.9 million for the three months ended September 30, 2016. This decrease was primarily the result of the August 3, 2017, sale of substantially all of the assets of our CT Business to A&E. Additionally, we have entered into a multi-year Contract Manufacturing Agreement with A&E whereby we will continue to support the CT Business under A&E’s ownership through the manufacturing of existing products, which will generate revenue for our global commercial business.

International Revenues—International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $725,000, or 16.7%, to $5.1 million for the three months ended September 30, 2017, compared to $4.4 million for the three months ended September 30, 2016. International revenues increased primarily as a result of higher distributions in Europe and Asia Pacific due to expanded distribution channels.

Global Commercial

Revenues from global commercial increased $1.5 million, or 6.0%, to $26.8 million for the three months ended September 30, 2017, compared to $25.3 million for the three months ended September 30, 2016. Global commercial revenues increased primarily as a result of higher orders from certain commercial distributors, primarily in the trauma market.

Other Revenues

Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees decreased $578,000, or 18.1%, to $2.6 million for the three months ended September 30, 2017, compared to $3.2 million for the three months ended September 30, 2016. Other revenues decreased primarily as a result of lower tissue recovery fees.

Costs of Processing and Distribution

Costs of processing and distribution increased $904,000, or 2.8%, to $33.2 million for the three months ended September 30, 2017, compared to $32.3 million for the three months ended September 30, 2016. Costs of processing and distribution increased as a percentage of revenues from 48.5% for the three months ended September 30, 2016 to 49.7% for the three months ended September 30, 2017. The increase was primarily due to changes in distribution mix. In addition, our costs of processing and distribution was negatively impacted by an estimated $0.4 million by a hurricane in Florida.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased $1.0 million, or 3.6%, to $27.7 million for the three months ended September 30, 2017, from $28.7 million for the three months ended September 30, 2016. The decrease was primarily due to lower variable compensation and distributor commission expenses on direct revenue distributions. Marketing, general and administrative expenses decreased as a percentage of revenues from 43.2% for the three months ended September 30, 2016 to 41.5% for the three months ended September 30, 2017.

Research and Development Expenses

Research and development expenses decreased $1.0 million, or 26.1%, to $2.8 million for the three months ended September 30, 2017, from $3.8 million for the three months ended September 30, 2016. The decrease was primarily due to lower compensation and research study related expenses. Research and development expenses decreased as a percentage of revenues from 5.7% for the three months ended September 30, 2016, to 4.2% for the three months ended September 30, 2017.

Severance Charges

Severance charges related to a reduction in headcount and improvement in operational efficiencies resulted in $2.8 million of expenses for the three months ended September 30, 2017 as compared to $328,000 of expenses for the three months ended September 30, 2016. This increase was driven largely by the departure of certain former executives during the three months ended September 30, 2017.

Gain on Cardiothoracic closure business divestiture

The Company completed the sale of substantially all of the assets related to its CT Business to A&E, which resulted in a $34.1 million gain for the three months ended September 30, 2017.

Net Other Expense

Net other expense, which includes interest expense, interest income and foreign exchange gain, increased $307,000, or 82.1%, to $681,000 for the three months ended September 30, 2017 from $374,000 for the three months ended September 30, 2016. The increase in net other expense is primarily attributable to higher interest expense of $433,000, as a result of higher interest rate and higher amortization of debt issuance costs as compared to $308,000 for the three months ended September 30, 2016.

Income Tax (Provision) Benefit

Income tax provision for the three months ended September 30, 2017, was $16.1 million compared to income tax benefit of $92,000 for the three months ended September 30, 2016. Our effective tax rate for the three months ended September 30, 2017, was 48.0% compared to 2.5% for the three months ended September 30, 2016. Our effective tax rate increased as a result of disposing of non-deductible goodwill relating to the sale of substantially all of the assets of the CT business to A&E. In addition, our effective tax rate for the three months ending September 30, 2016, was relatively low due to the Company recording a full valuation allowance of $1.2 million on its German subsidiary’s deferred tax assets for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared With Nine Months Ended September 30, 2016

Total Revenues

Our total revenues of $208.7 million for the nine months ended September 30, 2017, increased $7.2 million, or 3.6%, compared to $201.5 million for the nine months ended September 30, 2016. Our direct revenues increased by $8.3 million, or 7.2%, to $124.6 million due to increased distributions, offset primarily as a result of an estimated $1.2 million loss in revenue due to a hurricane in Florida, and our global commercial revenues increased by $829,000, or 1.1%, to $76.2 million, primarily as a result of higher orders from certain commercial distributors, primarily in the dental and trauma markets.

Direct Revenues

Spine - Revenues from spinal implants increased $5.4 million, or 10.2%, to $57.9 million for the nine months ended September 30, 2017, compared to $52.5 million for the nine months ended September 30, 2016. Spine revenues increased primarily as a result of increased distributions of our map3® implant.

Sports Medicine and Orthopedics—Revenues from sports medicine and orthopedics allografts increased $223,000, or 0.6%, to $37.2 million for the nine months ended September 30, 2017, compared to $37.0 million for the nine months ended September 30, 2016. Sports medicine and orthopedics revenues increased primarily as a result of increased distributions of our map3® implants, offset by lower BioCleanse® processed tendons distributions.

Surgical Specialties—Revenues from surgical specialty allografts increased $1.7 million, or 56.5%, to $4.7 million for the nine months ended September 30, 2017, compared to $3.0 million for the nine months ended September 30, 2016. Surgical specialties revenues increased primarily as a result of new customers and increased distributions of our CortivaTM implants.

Cardiothoracic—Revenues from cardiothoracic implants decreased $168,000, or 2.0%, to $8.2 million for the nine months ended September 30, 2017, compared to $8.3 million for the nine months ended September 30, 2016. This decrease was primarily the result of the August 3, 2017, sale of substantially all of the assets of the CT Business to A&E, which was partially offset by the increased distribution of sternal cables and sternal closure plates prior to the sale of the CT Business due to expanded investment in distribution channels. In addition, we have entered into a multi-year Contract Manufacturing Agreement with A&E whereby we will continue to support the CT Business under A&E’s ownership through the manufacturing of existing products , which will generate revenue for our global commercial business.

International Revenues—International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $1.2 million, or 7.8%, to $16.7 million for the nine months ended September 30, 2017, compared to $15.5 million for the nine months ended September 30, 2016. International revenues increased primarily as a result of higher distributions in Asia Pacific and Latin America due to expanded distribution channels.

Global Commercial

Revenues from global commercial increased $829,000, or 1.1%, to $76.2 million for the nine months ended September 30, 2017, compared to $75.4 million for the nine months ended September 30, 2016. Global commercial revenues increased primarily as a result of higher orders from certain commercial distributors, primarily in the dental and trauma markets.

Other Revenues

Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees decreased $1.9 million, or 19.6%, to $7.9 million for the nine months ended September 30, 2017, compared to $9.8 million for the nine months ended September 30, 2016. Other revenues decreased primarily as a result of lower tissue recovery and service processing fees.

Costs of Processing and Distribution

Costs of processing and distribution increased $5.2 million, or 5.4%, to $102.5 million for the nine months ended September 30, 2017, compared to $97.3 million for the nine months ended September 30, 2016. Costs of processing and distribution increased as a percentage of revenues from 48.3% for the nine months ended September 30, 2016, to 49.1% for the nine months ended September 30, 2017. The increase was primarily due to changes in distribution mix. In addition, our costs of processing and distribution was negatively impacted by an estimated $0.4 million by a hurricane in Florida.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased $2.2 million, or 2.6%, to $86.8 million for the nine months ended September 30, 2017, from $84.7 million for the nine months ended September 30, 2016. The increase was primarily due to higher variable compensation and distributor commission expenses on direct revenue distributions. Marketing, general and administrative expenses decreased as a percentage of revenues from 42.0% for the nine months ended September 30, 2016 to 41.6% for the nine months ended September 30, 2017.

Research and Development Expenses

Research and development expenses decreased $1.8 million, or 15.0%, to $10.2 million for the nine months ended September 30, 2017, from $12.0 million for the nine months ended September 30, 2016. The decrease was primarily due to lower compensation and research study related expenses. Research and development expenses decreased as a percentage of revenues from 6.0% for the nine months ended September 30, 2016 to 4.9% for the nine months ended September 30, 2017.

Severance Charges

Severance charges related to a reduction in headcount and improvement in operational efficiencies resulted in $10.6 million of expenses for the nine months ended September 30, 2017 as compared to $1.0 million of expenses for the nine months ended September 30, 2016. This increase was driven largely by the departure of certain former executives during the nine months ended September 30, 2017.

Gain on Cardiothoracic closure business divestiture

The Company completed the sale of substantially all of the assets related to its CT Business to A&E, which resulted in a $34.1 million gain for the nine months ended September 30, 2017.

Net Other Expense

Net other expense, which includes interest expense, interest income and foreign exchange gain, increased $1.4 million, or 122.1%, to $2.5 million for the nine months ended September 30, 2017 from $1.1 million for the nine months ended September 30, 2016. The increase in net other expense is primarily attributable to higher interest expense of $1.4 million as a result of higher interest rate and higher amortization of debt issuance costs as compared to $1.1 million for the nine months ended September 30, 2016.

Income Tax Provision

Income tax provision for the nine months ended September 30, 2017, was $16.3 million compared to $338,000 for the nine months ended September 30, 2016. Our effective tax rate for the nine months ended September 30, 2017, was 53.9% compared to 10.7% for the nine months ended September 30, 2016. Our effective tax rate increased as a result of disposing of non-deductible goodwill relating to the sale of substantially all of the assets of the CT business to A&E. In addition, our effective tax rate for the nine months ending September 30, 2016, was relatively low due to the Company recording a full valuation allowance of $1.2 million on its German subsidiary’s deferred tax assets for the nine months ended September 30, 2016.

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

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures that exclude certain amounts, including non-GAAP net income (loss) applicable to common shares, adjusted. The calculation of the tax effect on the adjustments between GAAP net income (loss) applicable to common shares and non-GAAP net income (loss) applicable to common shares is based upon our estimated annual GAAP tax rate, adjusted to account for items excluded from GAAP net income (loss) applicable to common shares in calculating non-GAAP net income (loss) applicable to common shares. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliation below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss) applicable to common shares, as reported	$16,548	$(4,489)	$11,153	$(6,108)
Severance charges	2,820	328	10,623	1,039
Restructuring charges	—	—	—	1,107
Strategic review costs	—	650	—	650
CEO Retirement and transition costs	—	4,107	—	4,107
Contested proxy expenses	—	—	—	2,680
European net operating loss valuation reserve	—	1,224	—	1,224
Gain on cardiothoracic closure business divestiture	(34,090)	—	(34,090)	—
Tax effect on adjustments	15,159	(1,773)	13,855	(3,128)

Non-GAAP net income applicable to common shares, adjusted	$437	$47	$1,541	$1,571

The following is an explanation of the adjustments that management excluded as part of the non-GAAP measures for the three and nine months ended September 30, 2017 and 2016 as well as the reasons for excluding the individual items:

Severance charges—This adjustment represents charges relating to the termination of former employees. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Restructuring charges—This adjustment represents the closure of our French distribution and tissue procurement office. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Strategic review costs—This adjustment represents charges relating to a comprehensive strategic review of the Company’s business lines and operations intended to leverage the Company’s expertise, technology and products and identify opportunities to increase stockholder value. Management removes the amount of these expenses from our operating results to supplement a comparison to our past operating performance.

CEO Retirement and transition costs—This adjustment represents charges relating to the retirement of our former Chief Executive Officer, and the resulting financial impact of such resignation under the Executive Transition Agreement dated August 29, 2012 and Executive Separation Agreement dated August 15, 2016. Management removes the amount of these expenses from our operating results to supplement a comparison to our past operating performance.

Contested proxy expenses—This adjustment represents charges relating to contested proxy expenses. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Gain on cardiothoracic closure business divestiture – This adjustment represents the gain relating to the sale of substantially all of the assets of our CT Business to A&E. Management removes the amount of this gain from our operating results to supplement a comparison to our past operating performance.

Liquidity and Capital Resources

Our working capital at September 30, 2017, increased $3.0 million to $124.3 million from $121.3 million at December 31, 2016, primarily as a result of the sale of the CT business and its associated working capital. We used $32 million of the proceeds from the sale of the CT Business to partially pay down our long-term obligations and $12 million of the proceeds to pay estimated income taxes associated with the aforementioned sale.

At September 30, 2017, we had 47 days of revenues outstanding in trade accounts receivable, a decrease of 8 days compared to December 31, 2016. The decrease was due to higher cash receipts from customers than shipments and corresponding billings to customers during the nine months ended September 30, 2017.

At September 30, 2017, we had 287 days of inventory on hand, a decrease of 24 days compared to December 31, 2016. The decrease in inventory days is primarily due to higher distributions during the nine months ended September 30, 2017. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $17.7 million of cash and cash equivalents at September 30, 2017. At September 30, 2017, our foreign subsidiaries held $1.8 million in cash which is not available for use in the U.S. without incurring U.S. taxes. U.S. income taxes have not been paid or accrued for on the undistributed earnings of our foreign subsidiaries. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at September 30, 2017, decreased $33.4 million to $49.9 million from $83.3 million at December 31, 2016. The decrease in short and long-term obligations was primarily due to principal payments on long-term obligations.

We completed the sale of substantially all of the assets related to our CT Business to A&E pursuant to an Asset Purchase Agreement between us and A&E, dated August 3, 2017. The total consideration received by us under the Asset Purchase Agreement was composed of $54 million in cash consideration, $3 million of which is being held in escrow for up to twelve months to satisfy possible indemnification obligations, if any, plus an additional $5 million in contingent cash consideration if A&E reaches certain revenue milestones. We are also entitled to an additional $1 million in consideration if we successfully obtain a certain FDA regulatory clearance.

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

The 2017 Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”), in the aggregate principal amount of $42.5 million. As of September 30, 2017, there was $25 million outstanding on the Revolving Credit Facility. The 2017 Loan Agreement also contains a term loan facility in the aggregate principal amount of $25.4 million (the “Term Loan Facility” and, together with the Revolving Credit Facility. We used $32 million of the proceeds from the sale of the CT Business to partially pay down $22 million of amounts owed under the 2013 Loan Agreement and $10 million of amounts owed under the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of our assets and the assets of our domestic subsidiaries and is guaranteed by our domestic subsidiaries, as well as 65% of the stock of the Company’s foreign subsidiaries.

Borrowings made under the 2017 Loan Agreement initially will bear interest at a rate per annum equal to monthly LIBOR plus a margin of up to 3.50%. As of September 30, 2017, the interest rate for the Term Loan Facility and the Revolving Credit Facility is 4.74%. Interest is payable quarterly in arrears, and principal on the Term Loan Facility is payable in quarterly payments of $1.1 million, each commencing October 1, 2017. The maturity date of the Facility is September 15, 2019.

As of September 30, 2017, we believe that our working capital, together with our borrowing ability under our revolving credit facility, will be adequate to fund our ongoing operations for the next twelve months.

As of September 30, 2017, we have no material off-balance sheet arrangements.

Certain Commitments.

Our short and long-term debt obligations and availability of credit as of September 30, 2017 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Term loan	$24,911	$—
Credit facility	25,000	17,500

Total	$49,911	$17,500

The following table provides a summary of our debt obligations, operating lease obligations and other significant obligations as of September 30, 2017.

	Contractual Obligations Due by Period
	Total	2017	2018	2019	2020	2021 and Beyond
	(In thousands)
Short and long-term obligations	$49,911	$1,068	$4,272	$44,571	$—	$—
Operating leases	3,332	487	1,249	926	553	117
Other significant obligations (1)	11,323	11,323	—	—	—	—
Unrecognized tax benefits	926	—	—	—	—	926

Total	$65,492	$12,878	$5,521	$45,497	$553	$1,043

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

We were in compliance with the financial covenants related to our senior secured credit facility as of September 30, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facility expose us to market risk related to changes in interest rates. As of September 30, 2017, our outstanding floating rate indebtedness totaled $49.9 million. The primary base interest rate is LIBOR. Other outstanding debt consists of fixed rate instruments. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2017. However, we can give no assurance that interest rates will not significantly change in the future.

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

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of September 30, 2017 will have a material adverse impact on its financial position or results of operations.

For a further description, we refer you to Part I, Item 1, Note 17 entitled “Legal Actions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

Item 1A.	Risk Factors

There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 13, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of RTI Surgical, Inc.

3.2(2)	Amended and Restated Bylaws of RTI Surgical, Inc.

10.1*†	Asset Purchase Agreement dated as of August 3, 2017 by and between RTI Surgical, Inc. and A&E Advanced Closure Systems, LLC.

10.2*†	Contract Manufacturing Agreement dated as of August 3, 2017 by and between RTI Surgical, Inc. and A&E Advanced Closure Systems, LLC.

10.3*†	Third Amended and Restated Loan Agreement, dated as of August 3, 2017 by and among RTI Surgical, Inc., TD Bank, N.A. and First Tennessee Bank National Association, as Lenders (together with the various financial institutions as in the future may become parties thereto, the Lenders), and TD Bank, N.A., as administrative agent for the Lenders.

10.4*	Employment Agreement, dated September 18, 2017, by and between Jonathon M. Singer and RTI Surgical, Inc.

10.5*	Restricted Stock Award Agreement, dated September 18, 2017, by and between Jonathon M. Singer and RTI Surgical, Inc.

10.6*	Stock Option Agreement, dated September 18, 2017, by and between Jonathon M. Singer and RTI Surgical, Inc.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31271) filed by the Registrant on March 7, 2016.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31271) filed by the Registrant on July 11, 2016.
†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTI SURGICAL, INC. (Registrant)

By:	/s/ Camille Farhat
Camille Farhat
President and Chief Executive Officer

By:	/s/ Jonathon M. Singer
Jonathon M. Singer
Chief Financial and Administrative Officer

Date: November 3, 2017