Form 10-K
period 2017-12-31
RTI SURGICAL, INC.
filed 2018-03-02
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017), was approximately $347.8 million.

The number of shares of Common Stock outstanding as of February 23, 2018 was 62,757,731.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

RTI SURGICAL, INC.

FORM 10-K Annual Report

PART I

This Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “requires,” “hopes,” “may,” “will,” “assumes,” variations of such words and similar expressions are intended to identify such forward-looking statements. Do not unduly rely on forward-looking statements. These statements give our expectations about future performance, but are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Some of the matters described below in the “Risk Factors” section constitute cautionary statements which identify factors regarding these forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. Forward-looking statements speak only as of the date they are made, and unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	BUSINESS.

Company Overview

RTI Surgical is a global surgical implant company that designs, develops, manufactures and distributes biologic, metal and synthetic implants. Our implants are used in orthopedic, spine, sports medicine, general surgery, trauma and other surgical procedures to repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We manufacture metal and synthetic implants and process donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. We process tissue at our facilities in Alachua, Florida and Neunkirchen, Germany and manufacture metal and synthetic implants in Marquette, Michigan and Greenville, North Carolina. We are accredited in the U.S. by the American Association of Tissue Banks and we are a member of AdvaMed. Our implants are distributed directly to hospitals throughout the U.S. and in more than 40 countries worldwide with the support of both our and third-party representatives as well as through larger purchasing companies.

Strategy

We are implementing a focused strategy to expand our spine and Original Equipment Manufacturer (“OEM”) operations and create long-term, profitable growth for the company. In 2017, we introduced a new management team with extensive experience in an effort to spearhead these efforts. The core components of our strategy are:

•	Reduce Complexity. We are working to reduce complexity in our organization by divesting non-core assets and investing in core competencies.

•	Drive Operational Excellence. We are working to optimize material cost and drive operational efficiency to reduce other direct costs by pursuing world class manufacturing.

•	Accelerate Growth. We are investing in innovative, niche high growth product categories leveraging core competency in the spine market; utilizing core technologies to expand OEM relationships and drive organic growth; and building relevant scale in our spinal portfolio to improve importance to the consolidating healthcare market driven by integrated delivery networks and group purchasing organizations.

We distribute our implants through various distribution channels. We operate in one reportable segment composed of six lines of business. The reporting of our lines of business is composed primarily of six categories: spine; sports medicine and orthopedics; surgical specialties; cardiothoracic; international; and global commercial. Effective October 1, 2017, we renamed our global commercial line of business category to OEM. Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues and their respective percentages of our total revenues for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
	(In thousands)
Revenues:
Spine	$77,514	27.7%	$73,907	27.1%	$57,983	20.5%
Sports medicine and orthopedics	50,231	18.0%	50,143	18.4%	50,712	18.0%
Surgical specialties	6,980	2.5%	4,466	1.6%	3,029	1.1%
Cardiothoracic	8,164	2.9%	11,147	4.1%	8,699	3.1%
International	23,240	8.3%	21,185	7.8%	18,338	6.5%

Subtotal direct	166,129	59.4%	160,848	59.0%	138,761	49.2%
OEM	103,011	36.9%	99,127	36.3%	129,930	46.0%
Other revenues	10,423	3.7%	12,890	4.7%	13,602	4.8%

Total revenues	$279,563	100.0%	$272,865	100.0%	$282,293	100.0%

Domestic revenues	$253,599	90.7%	$247,756	90.8%	$260,387	92.2%
International revenues	25,964	9.3%	25,109	9.2%	21,906	7.8%

Total revenues	$279,563	100.0%	$272,865	100.0%	$282,293	100.0%

For additional financial information concerning our operating performance, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report and our Consolidated Financial Statements in Part II, Item 8 of this report.

Corporate Information

We were incorporated in 1997 in Florida as a wholly-owned subsidiary of the University of Florida Tissue Bank, (“UFTB”). We began operations on February 12, 1998 when UFTB contributed to us its allograft processing operations, related equipment and technologies, distribution arrangements, research and development activities and certain other assets. At the time of our initial public offering in August 2000, we reincorporated in the State of Delaware. In July 2013, we completed our acquisition of Pioneer Surgical Technology, Inc. (“Pioneer”) and, in connection with the acquisition, changed our name from RTI Biologics, Inc. to RTI Surgical, Inc. In August 2017, we completed the sale of substantially all of the assets related to our Cardiothoracic closure business (the “CT Business”) to A&E Advanced Closure Systems, LLC (a subsidiary of A&E Medical Corporation) (“A&E”). On January 4, 2018, we acquired Zyga Technology, Inc. (“Zyga”) through the merger of one of our wholly-owned subsidiaries with and into Zyga. Our principal offices are located at 11621 Research Circle, Alachua, Florida, and our phone number is (386) 418-8888.

Industry Overview

Defects in bone and other human tissue can be caused by a variety of sources including trauma, congenital defects, aging, revision of joint replacements, infectious disease, cancer and other similar conditions. The predominant method used to repair injured or defective bone and tissue is surgical intervention, primarily through the use of surgical implants. When considering a surgical procedure for bone or tissue repair, surgeons and patients have a number of treatment options including:

•	metals and synthetics;

•	“xenograft” tissue from an animal source;

•	“autograft” tissue from the patient; and

•	“allograft” tissue from another human donor.

Depending on the specific surgery, surgeons may elect to use any number of these treatment options. We offer a broad line of metal, synthetic, xenograft and allograft solutions to meet their needs.

Metals and Synthetics

The medical community has used metal and synthetic materials for implant procedures for many years. Metal and synthetic technologies are used to create both surgical implants as well as instruments used in surgical procedures. These implants are used in a variety of procedures in spine, cardiothoracic, trauma and other areas. Typical metals used include surgical stainless steel and titanium. These materials are chosen for their strength and durability. Synthetic implants provide alternative implant options for surgeons and also increase availability due to the variable supply of xenograft, autograft and allograft. One common example of a synthetic material is polyetheretherketone (“PEEK”). A recent trend has emerged for advanced materials in spinal interbodies. RTI Surgical has a leadership position in that space through its Fortilink family of products, which is produced by additive manufacturing (3-D printing) using a proprietary polyetherketoneketone (PEKK) material called TETRAfuse® 3-D. The Company’s exclusive supplier of TETRAfuse® 3-D is Oxford Performance Materials, Inc.

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

Marketing and Distribution

We market and distribute our implants through direct distribution channels and a combination of both exclusive and non-exclusive OEM distributors depending upon the product category. Our implants are used in the following markets: spine, sports medicine, orthobiologics, trauma, dental, and surgical specialties. Our implants range from metals, synthetics, allografts and xenografts that are precision machined for specific surgical applications, to grafts conventionally processed for general surgical uses.

Direct Channels

Spine

The human spine consists of four regions: cervical (neck region), thoracic (back region attached to the ribs), lumbar (lower back), and sacral (tail bone). We design, manufacture, and distribute surgical implants, instruments, and biologics used in the treatment of conditions affecting the spine caused by degenerative conditions, deformities or traumatic injury. Our principal implant offering includes a wide variety of systems comprised of components such as spine screws and rods, spinal spacers, plates, and various biologics offerings all designed to support, enhance, or promote spinal fusion. Our principal implant offerings by market segment are as follows:

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

Sports medicine and orthopedics

Many repetitive use and sports-related injuries can be addressed with allograft implants. The most prevalent surgeries in the knee include repairs to the anterior cruciate ligament (“ACL”), articular cartilage repair, and meniscus transplantation. The most prevalent surgeries in the shoulder include rotator cuff repair and articular cartilage repair. Our principal sports medicine allografts are tendons for ligament reconstruction, fresh osteochondral grafts for cartilage repair, and our meniscal allografts for advanced meniscus injuries. Many of our sports medicine tendon allografts utilize our patented pre-shaped technology, which greatly reduces preparation time in the operating room and are generally easier to implant than non pre-shaped allografts. We also distribute Matrix HD human dermis implants for wound repair and soft tissue augmentation and map3® cellular allogeneic bone graft for foot and ankle repair.

Surgical Specialties

We market and distribute implants for abdominal wall repair, and plastic and reconstructive surgery. These implants are processed through our validated Tutoplast tissue sterilization process, which has a proven track record of safety and performance. Principal products include Cortiva human dermis, Fortiva porcine dermis and Tutopatch and Tutomesh bovine pericardium.

Cardiothoracic

On August 3, 2017, we completed the sale of substantially all of the assets related to our CT Business to A&E. We now serve as an OEM to A&E, who provides surgeons cardiothoracic cable and plating systems. The Company retained all rights to its Cardiothoracic biologic implant. Cardiothoracic hardware implants offer increased stability and rigidity for sternal closures, ranging from routine closures to complex, high-risk closures. The cardiothoracic biologic implant reinforces soft tissue where weakness exists in general, as well as for repair of pericardial structures.

International

Internationally we market and distribute our implants through a direct distribution organization and a network of independent distributors.

OEM Channels

We also market and distribute our implants through relationships with OEM distributors.

Our spine interbody allograft implants are marketed and distributed domestically through our non-exclusive relationships with Aesculap Implant Systems, Inc. (“Aesculap”), Integra Life Sciences Corporation (“Integra”), Medtronic, PLC (“Medtronic”), Orthofix International NV (“Orthofix”), Stryker Spine, a division of Stryker Corporation (“Stryker”), and Zimmer Biomet Holdings, Inc. (“Zimmer”).

Our allograft paste implants are marketed and distributed under Puros® DBM by Zimmer, the Opteform® brand with Exactech, Inc. (“Exactech”). DBM Boat implants are marketed under BIO DBM™ by Stryker.

Our surgical specialty implants are marketed and distributed through distributors including: Integra for dural repair applications; Davol, Inc., a subsidiary of C. R. Bard, Inc. (“Davol”) for hernia repair and breast reconstruction; Katena Products, Inc. (“Katena”) for ophthalmology and Coloplast A/S of Denmark (“Coloplast”) for urology.

Our allograft dental implants including cancellous and cortical bone and human and bovine membranes primarily for dental procedures related to augmenting ridge restoration are distributed exclusively by Zimmer.

Our trauma implants are distributed through Zimmer and DePuy Synthes (“Synthes”), a Johnson & Johnson Inc. subsidiary.

Effective August 3, 2017, our cardiothoracic hardware implants are distributed through A&E.

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

The BIOCLEANSE® process has been reviewed by the U.S. Food and Drug Administration (“FDA”) which concluded that BIOCLEANSE® was a validated tissue sterilization process demonstrated to prevent contamination of tissue grafts. To our knowledge, no other tissue sterilization process related to human tissue in our industry has been reviewed or approved by the FDA. It should be noted, that the FDA does not have a formal approval process in place for tissue related processing techniques.

Two types of preserved allografts are processed using the BIOCLEANSE® process: soft tissue, consisting of tendons and cartilage; and bone tissue, consisting of various configurations of cancellous and cortical bone material. Tendons and cartilage are used to repair/replace native tissue primarily in sports medicine reconstructive surgeries. Processed cortical and cancellous bone materials are used in a wide variety of applications in spine and orthopedic surgeries.

The TUTOPLAST® Tissue Sterilization Process

The TUTOPLAST® tissue sterilization process utilizes solvent dehydration and chemical inactivation to remove blood, lipids and extraneous materials, and inactivate viruses and break down RNA and DNA into fragments not capable of replication and disease transmission while preserving the biological and mechanical properties.

Two types of preserved allografts are processed using the TUTOPLAST® process: soft tissue, consisting of fascia lata, pericardium, dermis, sclera and cornea; and bone tissue, consisting of various configurations of cancellous and cortical bone material. Processed pericardium, fascia lata and dermis are collagenous tissue used to repair, replace or line native connective tissue primarily in dental, ophthalmology, urology, plastic and reconstructive surgeries. Dermis is also used in hernia repair and pelvic floor reconstruction. Sclera and cornea are used in ophthalmology procedures such as anterior and posterior segment patch grafting applications for glaucoma, retina and trauma surgery and oculoplastics, as well as contour wrapping of an orbital implant. Processed cortical and cancellous bone material is used in a wide variety of applications in spine, orthopedic and dental surgeries.

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

Donor recovery groups recover a variety of tissue types from donors including the fibula, femur, tibia, humerus, ilium, pericardium, fascia lata, dermis, bone marrow, sclera, tendons and ligaments. In addition to tissue received from recovery groups we control, we also receive donated tissue through ongoing contractual relationships with other FDA registered tissue recovery organizations. We believe that our established relationships with our recovery organizations are sufficient to meet our demands for our ongoing operations for the next twelve months. These contracted tissue recovery organizations are responsible for obtaining appropriate authorization and conducting federally-mandated donor screening, such as a medical and social history interview with the next of kin with each donor evaluated against current acceptance criteria prior to donor tissue being sent to our processing facility. Upon receipt of the tissue, we conduct pre-processing donor screening to determine its medical suitability for transplantation. Pre-processing screening performed by us includes laboratory testing and a donor medical eligibility assessment. With respect to laboratory testing, we perform an extensive panel of serological and microbiological tests using Clinical Laboratory Improvements Amendment (“CLIA”) approved laboratories and FDA test kits. These results are subject to stringent criteria in order to release the donor tissue to the processing stage.

We have relationships with tissue donor recovery agencies across the United States. We also have relationships outside the United States. We believe additional recovery group relationships would be available if needed and consequently that the loss of any one of our sources of donor tissue would not have a material impact on our operating results.

We continue to develop new xenograft tissue implants. Implants processed from xenograft tissue are regulated by the FDA as devices and require approval or licenses from the FDA prior to marketing in the United States. The sources of our bovine animal tissues are regulated closed herds. We believe that our established relationships with our sources of xenograft animal tissues are sufficient to meet our demands for our ongoing operations for the next twelve months. We believe the continued development of our xenograft implants will help us meet unmet demand for certain allografts and also allow us to develop new biological implants that cannot currently be made due to structural limitations of human tissue.

Research and Development

Our research and development (“R&D”) costs for the years ended December 31, 2017, 2016 and 2015 were $13.4 million, $16.1 million and $15.1 million, respectively. In 2017, we continued to invest in our R&D efforts by funding new projects including research and development projects at our facilities in our US locations and in Neunkirchen, Germany.

We plan to continue to develop new implants, technologies and surgical techniques within our current markets, and to develop additional technologies for other markets to address unmet clinical needs. We plan to do this by building on our core technology platforms: TETRAfuse® 3-D, BIOCLEANSE®, TUTOPLAST®, CANCELLE® SP, precision machining, assembled grafts, tissue-mediated osteoinduction and our metal and synthetics design and production expertise. We are working to develop differentiated technologies and investing in generating the necessary clinical data to drive demand and support appropriate reimbursement. We operate a dedicated research team working on advanced technologies, and have embedded development/technical teams who work with the business/marketing teams focused on expanding the scope and scale of existing competencies such as tissue machining and sterilization, and metal and synthetics manufacturing to meet specific surgical needs. This approach has resulted in the development of core science platforms, a pipeline of concepts for development and marketing, and focused projects to meet immediate needs.

In 2017, we launched 8 new implants and product enhancements in spine, sports, and general orthopedics developed by our research and development teams. On October 25, 2017, we announced the commercial launch of Fortilink-C IBF System with TETRAfuse® 3D Technology. The Fortilink-C system is the first in a family of devices to incorporate our TETRAfuse 3D Technology.

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

Competition

Competition in the medical implant industry is intense and subject to rapid technological change and evolving industry requirements and standards. Companies within the industry compete on the basis of design of related instrumentation, efficacy of implants, relationships with the surgical community, depth of range of implants, scientific and clinical results and pricing. Many of our competitors are substantially larger than we are, with much greater resources.

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

We consider our principal competitors in the metal and synthetic markets to include Medtronic, Stryker, Zimmer Biomet, Depuy Synthes, Globus Medical Group, Inc. (“Globus”), K2M Group Holdings Inc. (“K2”), NuVasive, Inc. (“NuVasive”), Alphatec Holdings Inc. (“Alphatec”), Xtant Medical Holdings, Inc. (“Xtant”), SeaSpine Holdings Corporation (“SeaSpine”), and Orthofix International NV (“Orthofix”).

Government Regulation and Corporate Compliance

Government Regulation

Government regulation plays a significant role in the processing/manufacturing and distribution of allograft tissue implants and medical devices. We procure, where applicable, process/manufacture, and market our allograft tissue implants and medical devices worldwide. Although some standards of harmonization exist, each country in which we do business has its own specific regulatory requirements. These requirements are dynamic in nature and, as such, are continually changing. New regulations may be promulgated at any time and with limited notice. While we believe that we are in material compliance with all existing pertinent international and domestic laws and regulations, there can be no assurance that changes in governmental administrations and regulations, or their interpretation or application, will not adversely affect our operations. Failure to comply with applicable requirements could result in fines, injunctions, civil penalties, recall or seizure of products, suspension of production, inability to market current products, criminal prosecution, and/or refusal of the government to authorize the marketing of new products.

In the United States, most of our allograft implants are regulated by the FDA solely under Title 21 of the Code of Federal Regulations (CFR), Parts 1270 and 1271, “Current Good Tissue Practice for Human Cell, Tissue, and Cellular and Tissue-Based Products” (“cGTPs”). Xenograft tissues and some of our allograft-containing implants are regulated as medical devices and subject to FDA 21 CFR, Part 820 Current Good Manufacturing Practices (GMPs) for Medical Devices and related statutes from the FDA. In addition, our U.S. operation is subject to certain state and local regulations, as well as compliance to the standards of the tissue bank industry’s accrediting organization, the American Association of Tissue Banks (“AATB”).

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

The FDA may regulate certain allografts as medical devices, drugs, or biologics, which would require that we obtain approval or product licensure from the FDA. This would occur in those cases where the allograft is deemed to have been “more than minimally manipulated or indicated for non-homologous use.” In general, “homologous use” occurs when tissue is used for the same basic function that it fulfilled in the donor. The definitional criteria for making these determinations appear in the FDA’s rules. If the FDA decides that certain of our current or future allografts are more than minimally manipulated or indicated for non-homologous use, it would require licensure, approval or clearances of those allografts. Allografts requiring such pre-market review are subject to pervasive and continuing regulation by the FDA. We would be required to list these allografts as a drug, as a medical device, or as a biologic, and to manufacture them in specifically registered or licensed facilities in accordance with FDA regulation “Current Good Manufacturing Practices”. We would also be subject to post-marketing surveillance and reporting requirements. In addition, our manufacturing facilities and processes would be subject to periodic inspection to assess compliance with cGMPs. Our labeling and promotional activities would be subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of drugs, devices, and biologics is also subject to more intensive regulation than is the case for human tissue implants.

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our implants distributed in the United States are subject to the federal Food, Drug, and Cosmetic Act and the Public Health Services Act as implemented and enforced by the FDA. The regulations that cover our implants and facilities vary widely based on implant type and classification both in the United States, and from country to country. The amount of time required to obtain approvals or clearances from regulatory authorities also differs from country to country.

Unless an exemption applies, each medical device that we wish to commercially distribute in the United States will be covered by premarket notification (“510(k)”) clearance from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which typically requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring approval through the lengthy premarket approval application (“PMA”) process. Manufacturers of most class II medical devices are required to obtain 510(k) clearance prior to marketing their devices. To obtain 510(k) clearance, a company must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” in intended use and in technological and performance characteristics to another legally marketed 510(k)-cleared “predicate device.” By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance may take longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval.

Class III medical devices are required to undergo the PMA approval process in which the manufacturer must establish the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing, and labeling. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will typically conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. FDA reviews of PMA applications, generally can take between one and three years, or longer.

The medical devices that we develop, manufacture, distribute, and market are subject to rigorous regulation by the FDA and numerous other federal, state, and foreign governmental authorities. The process of obtaining FDA clearance and other regulatory approvals to develop and market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all. While we believe that we have obtained, or will be able to obtain, all necessary clearances and approvals for the manufacture and sale of our implants and that they are, or will be, in material compliance with applicable FDA and other material regulatory requirements, there can be no assurance that we will be able to continue such compliance. After an implant is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements may include, as applicable: product listing and establishment registration; Quality System Regulation (“QSR”) which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process; labeling regulations (including unique device identification (“UDI”) requirements), and FDA prohibitions against the promotion of products for uncleared, unapproved, or off-label uses or indications; clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices; Medical Device Reporting regulations, which require that manufacturers report to FDA if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations; regulations pertaining to voluntary recalls; and notices of corrections or removals.

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. Moreover, governmental authorities outside the United States have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations. The European Union has nationally transposed regulations based on the European Commission (“EC”) Medical Device Directives for the control of medical devices with which manufacturers must comply. New medical device regulation (“MDR”) will replace the medical device directives effective May 26, 2020. Under the current directives and upcoming MDR, manufacturing plants must have received Conformitè Europèene (“CE”) certification from a “notified body” in order to be able to sell products within the member states of the European Union. Certification allows manufacturers to stamp the products of certified plants with a CE mark. Products covered by the EC directives that do not bear the CE mark cannot be sold or distributed within the European Union. We have received certification for all currently existing manufacturing facilities and products that we distribute in the European Union.

Our products may be reimbursed by third-party payers, such as government programs, including Medicare, Medicaid, and Tricare or private insurance plans and healthcare networks. Third-party payers may deny reimbursement if they determine that a device provided to a patient or used in a procedure does not meet applicable payment criteria or if the policy holder’s healthcare insurance benefits are limited. Also, third-party payers may challenge the medical necessity and prices paid for our products and services.

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

In addition, U.S. federal and state laws protect the confidentiality of certain health information, in particular individually identifiable information such as medical records and restrict the use and disclosure of that protected information. At the federal level, the Department of Health and Human Services promulgated health information privacy and security rules under HIPAA. These rules protect health information by regulating its use and disclosure, including for research and other purposes. Failure of a HIPAA “covered entity” to comply with HIPAA regarding such “protected health information” could constitute a violation of federal law, subject to civil and criminal penalties. Covered entities include healthcare providers (including those that sell devices or equipment) that engage in particular electronic transactions, including the transmission of claims to health plans. As noted above, many state laws also pertain to the confidentiality of health information. Such laws are not necessarily preempted by HIPAA, in particular those state laws that afford greater privacy protection to the individual than HIPAA. These state laws typically have their own penalty provisions, which could be applied in the event of an unlawful action affecting health information. The Company does not believe it is currently a covered entity as defined by HIPAA, but this could change as the Company’s business practices further develop and expand, or if a governmental authority determines otherwise.

On September 30, 2014, we received a letter from the FDA regarding our map3® cellular allogeneic bone graft. The letter addresses some technical aspects of the processing of the map3® allograft, as well as language included on our website. Following the 2014 letter, the FDA conducted an on-site inspection of our Alachua, Florida facility in April 2017 to assess compliance of the manufacturing and quality controls for our map3® allograft products to the 21 CFR Part 211 (GMP) regulations. A form 483 was issued by the FDA outlining 9 instances of observed non-compliance. We have worked diligently to resolve all cited observations in a timely manner, however, on November 9, 2017, the FDA issued a Warning Letter to us related to the map3® allograft. The letter reiterated the FDA’s concerns regarding the classification and manufacturing of the map3 allograft. There was no requirement to cease production or to recall distributed allografts from the market. We are working diligently and collaboratively with FDA to resolve any concerns regarding the map3® allografts and we are maintaining ongoing dialogue with the FDA. Comprehensive packages of data have been provided to address the FDA’s comments. We have also provided the FDA with clarifying information has been provided regarding the technical components of the implant processing. We believe that in both developing and processing of map3®, we have properly considered the relevant regulatory requirements. Additionally, we have removed certain information from our website. We are committed to resolving the concerns raised by the FDA. However, it is not possible to predict the specific outcome or timing of a resolution at this time.

Effective May 26, 2020, the European Union’s new MDR will replace the current medical device directives. All medical devices currently distributed in the European Union under the medical device directives are likely impacted. The MDER may also include products, such as human tissue, not traditionally considered medical devices in the European Union. Additionally, the MDR, among other things, increases regulatory requirements for several medical device groupings applicable to the Company’s implants distributed in the European Union, including strengthening notified body oversight for Class I reusable surgical instruments, and up-classifying spinal devices in contact with the spinal column.

Corporate Compliance

We have a comprehensive compliance program. It is a fundamental policy of our company to conduct business in accordance with the highest ethical and legal standards. Our corporate compliance and ethics program is designed to promote legal compliance and ethical business practices throughout our domestic and international businesses.

Our compliance program is designed to substantially meet U.S. Sentencing Commission Guidelines for effective organizational compliance and ethics programs and to prevent and detect violations of applicable federal, state and local laws.

Key elements of our compliance program include:

•	Organizational oversight by senior-level personnel responsible for the compliance functions within our company.

•	Written standards and procedures, including a Code of Business Conduct.

•	Methods for communicating compliance concerns, including anonymous reporting mechanisms.

•	Investigation and remediation measures to ensure prompt response to reported matters and timely corrective action.

•	Compliance education and training for employees and contracted business associates such as distributors.

•	Auditing and monitoring controls to promote compliance with applicable laws and assess program effectiveness.

•	Oversight of interactions with healthcare professionals to ensure compliance with healthcare fraud & abuse laws, including mandated reporting of transfers of value to healthcare professionals under the Affordable Care Act.

•	Disciplinary guidelines to enforce compliance and address violations.

•	Screening of employees and relevant contracted business associates.

•	Risk assessments to identify areas of regulatory compliance risk.

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

Employees

As of December 31, 2017, we had a total of 942 employees of which 145 were employed outside of the United States. Management believes its relations with its employees are good.

Available Information

Our Internet address is www.rtix.com. Information included on our website is not incorporated by reference in our Form 10-K. We make available, free of charge, on or through the investor relations portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at www.sec.gov. Also available on our website is our Corporate Governance Guidelines, our Code of Conduct, our Code of Ethics for Senior Financial Professionals, and the charters for our Audit Committee, Compensation Committee, Nominating and Governance Committee and Science and Technology Committee. Within the time period required by the SEC and NASDAQ, we will post any amendment to our Code of Ethics for our senior financial professionals and any waiver of our Code of Conduct applicable to our senior financial professionals, executive officers and directors.

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

Numerous initiatives and reforms initiated by legislators, regulators and third-party payers to curb rising healthcare costs, in addition to other economic factors, have resulted in a consolidation trend in the healthcare industry to create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services to industry participants has become, and will likely continue to become, more intense. This in turn has resulted, and will likely continue to result in, greater pricing pressures and the exclusion of certain suppliers from various market segments as group purchasing organizations (“GPOs”), independent delivery networks (“IDNs”), and large single accounts continue to use their market power to consolidate purchasing decisions for some of our existing and prospective customers. We expect the market demand, government regulation, and third-party reimbursement policies, among other potential factors, will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and prospective customers, which may reduce competition among our existing and prospective customers, exert further downward pressure on the prices of our implants and may adversely impact our business, financial condition or results of operations.

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

Since 2009, the FDA has significantly increased its oversight of companies’ subject to its regulations, including medical device companies, by hiring new investigators and stepping up inspections of manufacturing facilities. In recent years, the FDA has also significantly increased the number of warning and untitled letters issued to companies. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our implants are ineffective or pose an unreasonable health risk, the FDA could ban such implants, detain or seize adulterated or misbranded implants, order a recall, repair, replacement, or refund of such implants, refuse to grant pending premarket approval applications or require certificates of foreign governments for exports and/or require us to notify health professionals and others that the implants present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our implants. Any inability to meet current or future regulatory requirements in the United States or foreign jurisdictions, or any deficiencies with our manufacturing or quality systems and processes identified by regulatory agencies would likely disrupt our business, subject us to regulatory action and costly litigation, damage our reputation for high quality production, cause a loss of confidence in the company and our implants and negatively impact our financial position and operating results.

If any of our allografts fall under the FDA’s definitions of “more than minimally manipulated or indicated for non-homologous use,” we would be required to obtain medical device approval or clearance or biologics licenses, which could require clinical testing and could result in disapproval of our license applications and restricted distribution of any of our allografts which may become subject to pre-market approval. The FDA could require post-market testing and surveillance to monitor the effects of such allografts, could restrict the commercial applications of these allografts, and could conduct periodic inspections of our facilities and our suppliers. Delays encountered during the FDA approval process could shorten the patent protection period during which we have the exclusive right to commercialize such technologies or could allow others to come to market before us with similar technologies. For example, on November 9, 2017, the FDA issued a Warning Letter to us related to our map3® allograft. The letter reiterated the FDA’s previously expressed belief that the processing of map3® allograft rendered it “more than minimally manipulated” and therefore subject to the requirements of a biologics license application and associated manufacturing requirements under GMP regulations, 21 CFR Part 211. There was no requirement to cease production or to recall distributed map3® allografts from the market. Although we continue working diligently and collaboratively with FDA to resolve any concerns regarding the map3® allografts, including providing comprehensive packages of data to address the FDA’s comments and we believe that in both developing and processing of map3® we have properly considered the relevant regulatory requirements, we cannot be certain that the FDA will ultimately find our corrective actions, proposed resolutions and studies, or arguments unpersuasive and unsuccessful. Further, we cannot guarantee that the FDA will continue to exercise enforcement discretion with respect to map3® allograft and, if so, for how long, and that they will not require us to remove map3® allograft from the market. We are committed to resolving the concerns raised by the FDA. However, it is not possible to predict the specific outcome or timing of a resolution at this time.

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

Most of our metal, synthetic, and xenograft products, and a few allograft products, fall into an FDA classification that requires the submission of a Premarket Notification (510(k)) to the FDA. This process requires us to demonstrate that the device to be marketed is at least as safe and effective as, that is, substantially equivalent to, a legally marketed device. We must submit information that supports our substantial equivalency claims. Before we can market the new device, we must receive an order from the FDA finding substantial equivalence and clearing the new device for commercial distribution in the U.S.

We are also subject to periodic inspection by the FDA for compliance with its Quality System Regulation (21 CFR Part 820) (“QSR”), among other FDA requirements, such as restrictions on advertising and promotion. Our manufacturing operations, and those of our third-party manufacturers, are required to comply with the QSR, which addresses a company’s responsibility for product design, testing and manufacturing quality assurance and the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality system by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products. The FDA makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with the QSR. If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue inspectional observations on Form 483 that would necessitate prompt corrective action. If FDA inspectional observations are not addressed and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a warning letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action, including the imposition of operating restrictions, including a ceasing of operations, on one or more facilities, enjoining and restraining certain violations of applicable law pertaining to medical devices and assessing civil or criminal penalties against our officers, employees or us. The FDA could also issue a warning letter or a consent decree. The FDA may also recommend prosecution to the U.S. Department of Justice (“DOJ”). Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations. For information regarding certain warning letters and FDA Form 483 inspectional observations that we are addressing, see Note 22 to the consolidated financial statements.

The FDA, in cooperation with U.S. Customs and Border Protection (“CBP”), administers controls over the import of medical devices into the U.S. The CBP imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance. We are also subject to foreign trade controls administered by certain U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department and he Office of Foreign Assets Control within the Treasury Department (“OFAC”). There are also requirements of state, local and foreign governments that we must comply with in the manufacture and marketing of our products. In many of the foreign countries in which we market our products, we are subject to local regulations affecting, among other things, design and product standards, packaging requirements and labeling requirements. Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA. The member countries of the European Union have adopted the European Medical Device Directive, which creates a single set of medical device regulations for products marketed in all member countries. Compliance with the Medical Device Directive and certification to a quality system (e.g., ISO 13485 certification) enable the manufacturer to place a CE mark on its products. To obtain authorization to affix the CE mark to a product, a recognized European Notified Body must assess a manufacturer’s quality system and the product’s conformity to the requirements of the Medical Device Directive. We are subject to inspection by the Notified Bodies for compliance with these requirements. In addition, many countries, such as Germany, have very specific additional regulatory requirements for quality assurance and manufacturing with which we must comply.

Effective May 26, 2020, the European Union’s new MDR will replace the current medical device directives. All medical devices currently distributed in the European Union under the medical device directives are likely impacted. The MDR may also include products, such as human tissue, not traditionally considered medical devices in the European Union. Additionally, the MDR, among other things, increases regulatory requirements for several medical device groupings applicable to the Company’s implants distributed in the European Union, including strengthening notified body oversight for Class I reusable surgical instruments, and up-classifying spinal devices in contact with the spinal column. Additional pre-clinical testing or clinical studies may be required to meet new MDR requirements. As notified bodies are preparing for certification under the MDR, a trend has been observed among industry participants that the notified bodies are becoming more rigorous and conservative in their interpretation and application of currently existing directives, resulting in observations requiring corrective actions, particularly with respect to clinical evaluation reports (CERs), that cause industry members, including the Company, to incur additional costs.    Further, with the implementation of the MDR the demand for notified body services is anticipated to increase while the number of eligible entities qualified as notified bodies is anticipated to decrease, thereby creating for the foreseeable future an imbalance in supply and demand that is anticipated to increase the cost of notified body services. Meeting the requirements of the MDR will likely cause us to incur additional costs and/or require us to discontinue distributing certain products in the European Union and other countries outside the European Union that rely on the CE mark for distribution into such countries. If we are unable to timely meet the requirements of the new MDR we may be prohibited from distributing our affected products in the European Union and other countries that rely on the CE mark, which could cause us to lose revenue. Further, notified bodies are subject to new certification. If the Company’s notified body is not re-certified, or if they are certified for a narrower range of product types, the Company may have to engage a new or additional notified body which could cause a delay in meeting the new MDR requirements.    Individually or cumulatively, these changes associated with the MDR could cause us to incur costs or require us to change our business practices in a manner adverse to our business.

Our business is subject to complex and evolving U.S. and international laws and regulation regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. The interpretation and application of consumer and data protection laws in the U.S., European Union and elsewhere are often uncertain and subject to change. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. These legislative and regulatory proposals, if adopted, and such interpretations could, in addition to the possibility of fines, result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Recent legal developments in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation (GDPR), coming into application in the European Union on May 25, 2018, will apply to our activities conducted from an establishment in the European Union or related to products and services that we offer to European Union customers. The GDPR will create a range of new compliance obligations, which could cause us to change our business practices, and will significantly increase financial penalties for noncompliance.

In addition, the European Commission in July 2016 and the Swiss Government in January 2017 approved the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks, respectively, which are designed to allow U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the European Union and Switzerland. However, these frameworks face a number of legal challenges and their validity remains subject to legal, regulatory and political developments in both the European Union and the U.S. This has resulted in some uncertainty, and compliance obligations could cause us to incur costs or require us to change our business practices in a manner adverse to our business.

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

Many of our competitors have much greater financial, technical, research, marketing, distribution, service and other resources than we do. Moreover, our competitors may offer a broader array of tissue repair treatment products, medical devices, surgical instruments and technologies or may have greater name recognition in the marketplace. We compete with a number of companies with significantly greater resources and brand recognition than ours. Our competitors, including several development stage companies, may develop or market technologies that are more effective or commercially attractive than our technologies, or that may render our technologies obsolete. For example, the development of a synthetic tissue implant that permits remodeling of bones could reduce the demand for allograft and xenograft-based implants and technologies.

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

We cannot be certain that U.S. or foreign patents or patent applications of other companies do not exist or will not be issued that would prevent us from commercializing our allografts, xenografts, medical devices, surgical instruments and other technologies. Third parties may sue us for infringing or misappropriating their patent or other intellectual property rights. Intellectual property litigation is costly. If we do not prevail in litigation, in addition to any damages we might have to pay, we could be required to cease the infringing activity or obtain a license requiring us to make royalty payments. It is possible that a required license may not be available to us on commercially acceptable terms, if at all. In addition, a required license may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around another company’s patent, we may be unable to make use of some of the affected technologies or distribute the affected allografts, xenografts or surgical implants, which would reduce our revenues.

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

The development, manufacture, and distribution of implants, medical devices, surgical instruments, and other technologies for surgical and medical treatment entails an inherent risk of product or professional liability claims, and substantial product or professional liability claims may be asserted against us. We are party to a number of legal proceedings relating to professional liability. The prevailing view among the states throughout the United States is that providing allografts is a service and not the sale of a product. As such, allografts are not typically subject to product liability causes of action. However, the law of a particular state could change in response to legislative changes or by judicial interpretation in a state where such issue has either not been previously addressed or prior precedent is overturned or subject to different interpretations by a court of higher precedential authority. In addition, due to the international scope of our activities we are subject to the laws of foreign jurisdictions which may treat allografts as products in those jurisdictions.

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

Our business of designing, manufacturing and marketing metal, synthetic, and xenograft medical devices and surgical instruments exposes us to potential product liability risks that are inherent in such activities. In the ordinary course of business, we are the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients.

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

Our international distribution strategies vary by market, as well as within each country in which we operate. For example, we distribute only a portion of our line of allograft and xenograft implants within each foreign country where we operate. Our international operations will be subject to a number of risks which may vary from the risks we face in the United States, including the need to obtain regulatory approvals in additional foreign countries before we can offer our implants and technologies for use; the potential burdens of complying with a variety of foreign laws; longer distribution-to-collection cycles, as well as difficulty in collecting accounts receivable; dependence on local distributors; limited protection of intellectual property rights; fluctuations in the values of foreign currencies; and political and economic instability.

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

In addition to product and professional liability legal proceedings and claims, we are from time to time subject to intellectual property and various commercial legal proceedings and claims that arise in the ordinary course of business.

Given the uncertain nature of legal proceedings generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome. We could in the future incur judgments or enter into settlements of claims that could adversely impact our business, financial condition or results of operations.

Any acquisitions, strategic investments, divestures, mergers or joint ventures we make may require the issuance of a significant amount of equity or debt securities and may not be scientifically or commercially successful.

As part of our business strategy, we intend to make certain acquisitions to obtain additional businesses, product and/or process technologies, capabilities and personnel. If we make one or more significant acquisitions in which the consideration includes securities, we may be required to issue a substantial amount of equity, debt, warrants, convertible instruments or other similar securities. Such an issuance could dilute your investment in our common stock or increase our interest expense and other expenses.

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

We issued 50,000 shares of Series A convertible preferred stock (“Preferred Stock”) to WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners, a leading healthcare-focused private equity firm (“Water Street”), in connection with the closing of the Pioneer acquisition. As holders of this Preferred Stock, Water Street is entitled to vote on an as-converted basis upon all matters upon which holders of our common stock have the right to vote. The shares of Preferred Stock owned by Water Street currently represent approximately 19% of the voting rights in respect of our share capital on an as-converted basis; accordingly, Water Street has the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders (also, Water Street is not prohibited from buying shares of our common stock). In addition, to the extent dividends are not paid in cash in any quarter for any reason, including any restriction on making such distributions under the terms of our credit agreement with TD Bank (as discussed below), the dividends which have accrued on each outstanding share of Preferred Stock during such three-month period are accumulated and are added to the liquidation value with respect to such share of Preferred Stock. We did not pay dividends on the Preferred Stock from the fourth quarter of 2013 through 2017. Consequently, we have accrued $14.4 million in preferred dividends payable as of December 31, 2017. To the extent dividends continue to accrue on the Preferred Stock, Water Street’s voting rights in respect of our share capital on an as-converted basis will continue to increase.

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

We are, and may in the future become, party to agreements and instruments that restrict or prevent the payment of dividends on our capital stock. Under the terms of our credit agreement with TD Bank, we are restricted from paying dividends on our common stock without the prior written consent of the administrative agent. We are also restricted from paying dividends or making distributions on our common stock without the prior written consent of the holders of a majority of the Preferred Stock pursuant to the terms of the Certificate of Designation of Series A Convertible Preferred Stock, so long as any shares of the Preferred Stock remain outstanding. In addition, under the terms of our credit agreement with TD Bank, distributions to holders of our Preferred Stock are permitted only to the extent that we can satisfy certain financial covenant tests (based on the ratio of our total indebtedness to consolidated EBITDA) and meet other requirements. In the event that we fail to pay the accrued dividends on our Preferred Stock for any reason, including any restriction on making such distributions under the terms of our credit agreement with TD Bank, dividends payable will continue to accrue on such Preferred Stock.

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

In August 2017, we entered into a Third Amended and Restated Loan Agreement (the “2017 Loan Agreement”), among us, TD Bank, N.A. and First Tennessee Bank National Association, as Lenders (together with the various financial institutions as in the future may become parties thereto, the “Lenders”), and TD Bank, N.A., as administrative agent for the Lenders. The 2017 Loan Agreement represents a modification of the Second Amended and Restated Loan Agreement dated July 16, 2013 between us, TD Bank, N.A. and Regions Bank (as amended, the “2013 Loan Agreement”). The 2017 Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”), in the aggregate principal amount of $42.5 million which is unchanged from the final Amendment to the 2013 Loan Agreement. We used $22.0 million of the proceeds from the sale of the CT Business to partially pay down amounts owed under the 2013 Loan Agreement, and $10.0 million to pay down amounts owed under the Revolving Credit Facility. Subsequent to the pay down, the outstanding principal balance on the 2013 Loan Agreement Term Loan amounted to $25.4 million which became the principal amount of the 2017 Loan Agreement (the “Term Loan Facility” and, together with the Revolving Credit Facility the “Facility”). The Facility is secured by substantially all the assets of the Company and its domestic subsidiaries and is guaranteed by the Company’s domestic subsidiaries, as well as 65% of the stock of the Company’s foreign subsidiaries. Borrowings made under the 2017 Loan Agreement initially will bear interest at a rate per annum equal to monthly LIBOR plus a margin of up to 3.50%. Interest is payable quarterly in arrears, and principal on the Term Loan Facility is payable in quarterly payments of $1.1 million, each commencing October 1, 2017. The maturity date of the Facility is September 15, 2019, which represents an extension from the 2013 Loan Agreement maturity date of July 16, 2018. We may make optional prepayments on the Facility without penalty at the end of any LIBOR interest period.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations.

Our level of indebtedness, particularly the Revolving Credit Facility discussed in the immediately above risk factor, may limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the agreements relating to our indebtedness.

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

The present federal income tax treatment of corporations may be modified by legislative, administrative or judicial changes or interpretations at any time. For example, on December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted. The Tax Legislation significantly revises the U.S. corporate income tax code.

We are unable to predict whether future modifications will be made to the U.S. corporate income tax code. Any such future changes could materially adversely affect us.

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

Effective succession planning is important to our long-term success. In January 2017, we announced the appointment of Camille Farhat as Chief Executive Officer effective March 15, 2017. In September 2017, Robert Jordheim stepped down as Chief Financial Officer and we announced the appointment of Jonathon Singer as Chief Financial and Administrative Officer effective October 2, 2017. Additionally, in 2017 we continued the process of reorganizing our business, as part of our ongoing business transformation, which has resulted in a number of additional leadership changes. Disruptions in the transition or reorganization could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our ability to attract and retain other key executives.

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

UNITED STATES

Our headquarters and U.S natural tissue processing facilities are located in Alachua, Florida, near metropolitan Gainesville, including four buildings on approximately 21 acres of property that we own.

Processing, Manufacturing and Laboratory Facilities

In Alachua, Florida, we own a 65,500 square foot processing facility and lease an 8,000 square foot facility for the processing of natural tissues utilizing our BioCleanse® and TUTOPLAST® and CANCELLE® SP sterilization processes. In addition, we also own a 42,000 square foot logistics and technology center.

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

Administrative and Distribution and Marketing Offices

In Alachua, Florida, we own two buildings totaling 71,000 square feet which house our corporate headquarters as well as administrative and distribution and marketing functions.

In Deerfield, Illinois, we lease 6,020 square feet for general and administrative functions.

In Austin, Texas, we lease 10,600 square feet for marketing and research and development functions.

On October 20, 2017, the Company sold a building totaling 15,000 square feet previously used for administrative, distribution and marketing functions in Alachua, Florida.

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

BEIJING

Our facility in Beijing consists of a small leased administrative and sales office.

We believe that we have sufficient space and facilities to meet our current and foreseeable future needs.

Item 3.	LEGAL PROCEEDINGS.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2017 will have a material adverse impact on its financial position or results of operations. Please see Note 22, Legal and Regulatory Actions, to the consolidated financial statements contained in Part II, Item 8 of this report for additional information.

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

2016	High	Low
First Quarter	$4.16	$2.81
Second Quarter	$4.65	$3.50
Third Quarter	$3.91	$2.98
Fourth Quarter	$3.50	$2.50

2017	High	Low
First Quarter	$4.10	$3.01
Second Quarter	$5.95	$3.80
Third Quarter	$6.00	$4.25
Fourth Quarter	$5.08	$3.85

As of February 23, 2018, we had 293 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.” The closing sale price of our common stock on February 23, 2018 was $4.50 per share.

The following table presents information with respect to our repurchases of our common stock during the year ended December 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	25,834	$3.25	—	—
February 1, 2017 to February 29, 2017	15,613	$3.65	—	—
March 1, 2017 to March 31, 2017	—	—	—	—
April 1, 2017 to April 30, 2017	—	—	—	—
May 1, 2017 to May 31, 2017	—	—	—	—
June 1, 2017 to June 30, 2017	—	—	—	—
July 1, 2017 to July 31, 2017	—	—	—	—
August 1, 2017 to August 31, 2017	—	—	—	—
September 1, 2017 to September 30, 2017	—	—	—	—
October 1, 2017 to October 31, 2017	—	—	—	—
November 1, 2017 to November 30, 2017	703,675	$4.73	—	—
December 1, 2017 to December 31, 2017	—	—	—	—

Total	745,122	$4.65	—	—

(1)	The purchases reflect amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options, their purchase of the stock option and their tax withholdings obligations.

Stock Performance Graph

The SEC requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of: (1) a broad equity market index and (2) a published industry or line-of-business index. We selected the Standard & Poor’s 500 Health Care Equipment Index based on our good faith determination that this index fairly represents the companies which compete in the same industry or line-of-business as we do. The chart below compares our common stock with the NASDAQ Composite Index and the Standard & Poor’s 500 Health Care Equipment Index and assumes an investment of $100.00 on December 31, 2012 in each of the common stock, the stocks comprising the NASDAQ Composite Index and the stocks comprising the Standard & Poor’s 500 Health Care Equipment Index.

5-YEAR CUMULATIVE TOTAL RETURNS

Total Return Analysis	2012	2013	2014	2015	2016	2017
RTI Surgical, Inc.	$100.00	$82.90	$121.78	$92.97	$76.11	$96.02
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
S&P 500 Health Care Equipment Index	100.00	127.69	161.24	170.88	181.96	238.17

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

The statement of operations data set forth below for the years ended December 31, 2017, 2016 and 2015, and selected balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2017 and 2016 and for the three years ended December 31, 2017 are included elsewhere in this Form 10-K. The selected consolidated financial data set forth below should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and accompanying notes included elsewhere in this document.

The statement of operations data set forth below for the years ended December 31, 2014 and 2013, and the balance sheet data set forth as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements and accompanying notes which are not included elsewhere in this Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except share and per share data)
Statements of Operations Data:
Revenues	$279,563	$272,865	$282,293	$262,810	$197,979
Costs of processing and distribution	137,042	140,516	132,551	129,013	117,874

Gross profit	142,521	132,349	149,742	133,797	80,105

Expenses:
Marketing, general and administrative	115,103	116,125	107,439	107,653	81,635
Research and development	13,375	16,090	15,065	15,536	15,241
Severance and restructuring costs	12,173	2,146	995	4,798	2,881
Strategic review costs	—	1,150	—	—	—
Executive transition costs	2,781	4,404	—	—	—
Contested proxy expenses	—	2,680	—	—	—
Asset impairment and abandonments	3,739	5,435	814	—	—
Litigation settlement and settlement charges	—	—	804	185	3,000
Acquisition expenses	630	—	—	—	6,004
Gain on cardiothoracic closure business divestiture	(34,090)	—	—	—	—

Total operating expenses	113,711	148,030	125,117	128,172	108,761

Operating income (loss)	28,810	(15,681)	24,625	5,625	(28,656)

Other (expense) income:
Interest expense	(3,180)	(1,655)	(1,492)	(1,357)	(542)
Interest income	8	8	3	9	23
Foreign exchange gain (loss)	87	(132)	78	(88)	251

Total other expense - net	(3,085)	(1,779)	(1,411)	(1,436)	(268)

Income (loss) before income tax (provision) benefit	25,725	(17,460)	23,214	4,189	(28,924)
Income tax (provision) benefit	(19,453)	3,061	(8,299)	(1,493)	11,110

Net income (loss)	6,272	(14,399)	14,915	2,696	(17,814)

Convertible preferred dividend	(3,723)	(3,508)	(3,305)	(3,113)	(1,375)

Net income (loss) applicable to common shares	$2,549	$(17,907)	$11,610	$(417)	$(19,189)

Net income (loss) per common share - basic	$0.04	$(0.31)	$0.20	$(0.01)	$(0.34)

Net income (loss) per common share - diluted	$0.04	$(0.31)	$0.20	$(0.01)	$(0.34)

Weighted average shares outstanding - basic	59,684,289	58,236,745	57,611,231	56,735,924	56,258,624

Weighted average shares outstanding - diluted	60,599,952	58,236,745	58,590,494	56,735,924	56,258,624

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$22,381	$13,849	$12,614	$15,703	$18,721
Working capital	132,676	121,329	131,941	133,510	134,302
Total assets	345,906	368,031	380,662	378,135	369,854
Long-term obligations - less current portion	42,076	77,267	73,384	69,413	67,706
Redeemable preferred stock	63,923	60,016	56,323	52,834	49,537
Total stockholders’ equity	181,737	164,916	181,356	167,835	168,053

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Management Overview:

RTI Surgical is a global surgical implant company that designs, develops, manufactures and distributes biologic, metal and synthetic implants. Our implants are used in orthopedic, spine, sports medicine, general surgery, trauma and other surgical procedures to repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We manufacture metal and synthetic implants and process donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. We process tissue at our facilities in Alachua, Florida and Neunkirchen, Germany and manufacture metal and synthetic implants in Marquette, Michigan and Greenville, North Carolina. We are accredited in the U.S. by the American Association of Tissue Banks and we are a member of AdvaMed. Our implants are distributed directly to hospitals throughout the U.S. and in more than 40 countries worldwide with the support of both our and third-party representatives as well as through larger purchasing companies. We were founded in 1997 and are headquartered in Alachua, Florida.

Domestic distributions and services accounted for 91% of total revenues in 2017. Most of our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities through a direct distribution force and through various OEM relationships.

International distributions and services accounted for 9% of total revenues in 2017. Our implants are distributed in over 40 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months. During the third quarter of 2017, our operations in Florida experienced losses related to a hurricane. Based on our assessment, the negative impact to revenue and net income for the year ended December 31, 2017, was $1.2 million and $0.5 million, respectively.

We are implementing a focused strategy to expand our spine and OEM operations and create long-term, profitable growth for the company. In 2017, we introduced a new management team with extensive experience in an effort to spearhead these efforts. The core components of our strategy are:

•	Reduce Complexity. We are working to reduce complexity in our organization by divesting non-core assets and investing in core competencies.

•	Drive Operational Excellence. We are working to optimize material cost and drive operational efficiency to reduce other direct costs by pursuing world class manufacturing.

•	Accelerate Growth. We are investing in innovative, niche high growth product categories leveraging core competency in the spine market; utilizing core technologies to expand OEM relationships and drive organic growth; and building relevant scale in our spinal portfolio to improve importance to the consolidating healthcare market driven by integrated delivery networks and group purchasing organizations.

In line with our strategy, we completed the sale of substantially all of the assets related to our CT Business to A&E pursuant to an Asset Purchase Agreement between us and A&E, dated August 3, 2017 (the “Asset Purchase Agreement”). The total consideration received by us under the Asset Purchase Agreement was composed of $54 million in cash consideration, $3 million of which is being held in escrow for up to twelve months to satisfy possible indemnification obligations, if any (the “Escrow Amount”), plus an additional $5 million in contingent cash consideration if A&E reaches certain revenue milestones (the “Contingent Consideration”). We are also entitled to an additional $1 million in consideration if we successfully obtain a certain FDA regulatory clearance. As a part of the transaction, we also entered into a multi-year Contract Manufacturing Agreement with A&E (the “Contract Manufacturing Agreement”). Under the Contract Manufacturing Agreement, we agreed to continue to support the CT Business by manufacturing existing products and engineering, developing, and manufacturing potential future products for A&E. We believe this is a significant step toward focusing our business and advancing our efforts to generate predictable and sustainable operating results through disciplined execution and building scale to extend distribution of our products in those areas that offer the greatest opportunities to benefit our patients and shareholders.

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

During the fourth quarter of 2017, we ceased certain long-term projects resulting in asset abandonments of long-term assets at our US facility of $3.5 million. During the fourth quarter of 2016, we concluded a strategic review of our business lines and operations, and updated our financial projections. As a result, our financial projections related to our hernia business line were adjusted downward. This business line is a significant driver of revenue for the Tutogen Germany asset group. As a result, during the fourth quarter of 2016, we completed an asset group impairment test and determined the carrying value was not recoverable as of December 31, 2016. We used a market approach to determine the fair value of the Tutogen Germany asset group’s long lived assets and recognized impairment charges related to identified intangibles and property and equipment of $5.4 million. During 2015 we incurred asset abandonments of certain long-term assets at our German facility of $0.8 million.

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

Intangible assets generally consist of patents, procurement contracts, customer lists, distribution agreements and acquired exclusivity rights. Patents are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful lives of between 8 and 16 years. Procurement contracts, customer lists, acquired exclusivity rights and distribution agreements are amortized over estimated useful lives of between 5 to 25 years.

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

Stock-Based Compensation Plans. We account for our stock-based compensation plans in accordance with FASB ASC 718, Accounting for Stock Compensation (“FASB ASC 718”). FASB ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). We value restricted stock awards using the intrinsic value method, which is based on the fair market value price on the grant date. We use a Monte Carlo simulation model to estimate the fair value of restricted stock awards that contain a market condition.

Income Taxes. We use the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted. The Tax Legislation significantly revises the U.S. corporate income tax code by, among other things, lowering corporate income tax rates and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Legislation. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Legislation enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, we must reflect the income tax effects of those aspects of the Tax Legislation for which the accounting under ASC 740 is complete. To the extent that our accounting for certain income tax effects of the Tax Legislation is incomplete, but for which we are able to determine a reasonable estimate, we must record a provisional estimate in the consolidated financial statements. If we cannot determine a provisional estimate, we should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Legislation.

Off Balance-Sheet Arrangements

As of December 31, 2017, we had no off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K.

Regulatory Approvals in 2017

AMERICAS

•	US 510(k) Clearance of the Interbody Fusion (“IBF”) / Vertebral Body Replacement (“VBR”) System

•	US 510(k) Clearance of Fortilink™-C with TETRAfuse™ 3D Technology

•	US 510(k) Clearance of Fortilink® IBF System with TETRAfuse® 3D Technology

•	US 510(k) Clearance of Unison-C Anterior Cervical Fixation System

•	US 510(k) Clearance of Streamline OCT Occipito-Cervico-Thoracic System

•	Mexico Approval of the Sternal Cable System

•	Mexico Approval of the Tritium Sternal Cable Plate System

•	Mexico Approval of the IBF / VBR System

•	Mexico Approval of the SlimFuse Anterior Cervical Plate System

•	Mexico Approval of the Streamline TL Spinal Fixation System

•	Costa Rica Import Permits for various allograft products

•	Nicaragua Clearance for a commercial partner product

EUROPE, MIDDLE EAST, AFRICA

•	Germany Approval of Puros Blend

•	Germany Approval of 12 Tutoplast Spongiosa product variants

•	European Union (“EU”) Approval of Fortiva Porcine Dermis 1 mm and Fortiva Porcine Dermis 1.5 mm perforated

•	Israel Import Permit for a commercial partner’s products

ASIA-PACIFIC

•	Australia Registration of Fortiva Porcine Dermis 1.5 mm

•	Vietnam Import Licensure of Bullet-Tip PEEK VBR / IBF System

•	Vietnam Import Licensure of Streamline TL Spinal Fixation System

•	China Registration of IBF / VBR System Instruments

•	China Registration of the Clarity Retractor System

•	Malaysia Import Permit for various allograft products

•	Singapore Import Permit for various allograft products

•	Malaysia Import Permit for commercial partner’s products

•	Hong Kong Licensure for 3 commercial partner products

Certifications, Accreditations and Inspections in 2017

AMERICAS

•	U.S. Food and Drug Administration (“FDA”) routine inspections of the RTI Surgical facilities located in Marquette, MI and Greenville, NC

•	FDA directed inspection of the RTI Surgical Alachua, FL facility

•	BSI ISO 13485:2003 surveillance audit of the Alachua, FL facility

•	BSI ISO 13485:2016 certification surveillance audit of the Marquette, Michigan; and Greenville, North Carolina facilities.

•	Australia authority of Therapeutic Goods Administration (“TGA”) inspection performed of the Greenville, NC facility

•	German Authorities (PEI & ROF) inspection performed of the RTI Surgical Alachua, FL Facility

•	Korean authority of Ministry of Food and Drug Safety (“MFDS”) inspection performed of the RTI Surgical Alachua, FL facility

EUROPE

•	German authority (ROF) recertification inspection of RTI Surgical facility located in Neunkirchen, Germany

•	BSI ISO 13485:2003 unannounced audit of the RTI Surgical facility located in Neunkirchen, Germany

•	FDA routine inspection of RTI Surgical facility located in Neunkirchen, Germany

•	Korean authority of MFDS inspection performed of the RTI Surgical facility located in Neunkirchen, Germany

ASIA

•	SOCOTEC (Singapore) GDPMDS audit of the RTI Surgical Singapore Distribution facility

All registrations, licensures, certifications and accreditations were renewed or continued for all locations.

Implant and Product Recalls in 2017

In 2017, there was one voluntary recall with the Center for Devices and Radiological Health (“CDRH”) of the FDA.

•	January 2017 – One recall related to incorrect Package Insert for 24 units of BioSet® DBM allograft. All activities were completed and request for official closure with FDA has been made. This recall is still open, with the last correspondence with FDA on March 31, 2017.

In 2017, there were two voluntary recalls with the Center for Biologics Evaluation and Research (“CBER”) of the FDA.

•	February 2017 – One recall was filed involving release of a single lot of map3® Cellular Allogeneic Bone Graft Strips allograft with a positive final product sterility culture. All activities were completed and verification of closure received from FDA on March 28, 2017.

•	September 2017 – One recall was filed involving release of a single BioCleanse® Tendon allograft with a positive final product sterility culture. All activities were completed and notification of closure received from FDA on October 3, 2017.

In 2017 there was one reportable recall in the rest of the world. This recall was reported to TGA in Australia:

•	August 2017 (RC-2017-RN-1005-1) One Field Corrective Action was filed involving one lot of nanOss Bioactive Advanced Bone Graft Substitute, 10cc. This lot of implants was shipped to Australia at the incorrect product revision, with the shipped product including a hydration syringe, labeling, and branding not approved by TGA. This field action remains open as of January 30, 2018.

Results of Operations

The following tables set forth, in both dollars and as a percentage of revenues, the results of our operations for the years indicated:

	Year Ended December 31,
	2017		2016		2015
	(Dollars in thousands)
Statement of Operations Data:
Revenues	$279,563	100.0%	$272,865	100.0%	$282,293	100.0%
Costs of processing and distribution	137,042	49.0	140,516	51.5	132,551	47.0

Gross profit	142,521	51.0	132,349	48.5	149,742	53.0

Expenses:
Marketing, general and administrative	115,103	41.2	116,125	42.6	107,439	38.1
Research and development	13,375	4.8	16,090	5.9	15,065	5.3
Severance and restructuring costs	12,173	4.4	2,146	0.8	995	0.4
Strategic review costs	—	—	1,150	0.4	—	—
Executive transition costs	2,781	1.0	4,404	1.6	—	—
Contested proxy expenses	—	—	2,680	1.0	—	—
Asset impairment and abandonments	3,739	1.3	5,435	2.0	814	0.3
Litigation settlement and settlement charges	—	—	—	—	804	0.3
Acquisition expenses	630	0.2	—	—	—	—
Gain on cardiothoracic closure business divestiture	(34,090)	(12.2)		—		—

Total operating expenses	113,711	40.7	148,030	54.3	125,117	44.3

Operating income (loss)	28,810	10.3	(15,681)	(5.8)	24,625	8.7

Other (expense) income:
Interest expense	(3,180)	(1.1)	(1,655)	(0.7)	(1,492)	(0.5)
Interest income	8	0.0	8	0.0	3	0.0
Foreign exchange gain (loss)	87	0.0	(132)	(0.0)	78	0.0

Total other expense - net	(3,085)	(1.1)	(1,779)	(0.7)	(1,411)	(0.5)

Income (loss) before income tax (provision) benefit	25,725	9.2	(17,460)	(6.5)	23,214	8.2
Income tax (provision) benefit	(19,453)	(7.0)	3,061	1.1	(8,299)	(2.9)

Net income (loss)	6,272	2.2	(14,399)	(5.4)	14,915	5.3

Convertible preferred dividend	(3,723)	(1.3)	(3,508)	(1.3)	(3,305)	(1.2)

Net income (loss) applicable to common shares	$2,549	0.9%	$(17,907)	(6.7%)	$11,610	4.1%

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017/2016	2016/2015
Revenues:
Spine	$77,514	$73,907	$57,983	4.9%	27.5%
Sports medicine and orthopedics	50,231	50,143	50,712	0.2%	-1.1%
Surgical specialties	6,980	4,466	3,029	56.3%	47.4%
Cardiothoracic	8,164	11,147	8,699	-26.8%	28.1%
International	23,240	21,185	18,338	9.7%	15.5%

Subtotal direct	166,129	160,848	138,761	3.3%	15.9%
OEM	103,011	99,127	129,930	3.9%	-23.7%
Other revenues	10,423	12,890	13,602	-19.1%	-5.2%

Total revenues	$279,563	$272,865	$282,293	2.5%	-3.3%

Domestic revenues	$253,599	$247,756	$260,387	2.4%	-4.9%
International revenues	25,964	25,109	21,906	3.4%	14.6%

Total revenues	$279,563	$272,865	$282,293	2.5%	-3.3%

2017 Compared to 2016

Total Revenues

Our total revenues increased $6.7 million, or 2.5%, to $279.6 million for the year ended December 31, 2017 compared to $272.9 million for the year ended December 31, 2016. Our direct revenues increased by $5.3 million, or 3.3%, to $166.1 million and our OEM revenues increased by $3.9 million, or 3.9%, to $103.0 million.

Direct Revenues

Spine - Revenues from spinal implants increased $3.6 million, or 4.9%, to $77.5 million for the year ended December 31, 2017 compared to $73.9 million for the year ended December 31, 2016. Spine revenues increased primarily as a result of increased distributions of our map3® implant.

Sports Medicine and Orthopedics - Revenues from sports medicine and orthopedics allografts of $50.2 million for the year ended December 31, 2017 were comparable to the year ended December 31, 2016.

Surgical Specialties - Revenues from surgical specialty allografts increased $2.5 million, or 56.3%, to $7.0 million for the year ended December 31, 2017 compared to $4.5 million for the year ended December 31, 2016. Surgical Specialties revenues increased primarily as a result of new customers and increased distributions of our CortivaTM implants.

Cardiothoracic - Revenues from cardiothoracic implants decreased $3.0 million, or 26.8%, to $8.2 million for the year ended December 31, 2017 compared to $11.1 million for the year ended December 31, 2016. The decrease was primarily the result of the August 3, 2017, sale of substantially all of the assets of the CT Business to A&E, which was partially offset by the increased distribution of sternal cables and sternal closure plates prior to the sale of the CT Business due to expanded investment in distribution channels. In addition, we have entered into a multi-year Contract Manufacturing Agreement with A&E whereby we will continue to support the CT Business under A&E’s ownership through the manufacturing of existing products, which will generate revenue for our OEM business.

International Revenues - International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $2.1 million, or 9.7%, to $23.2 million for the year ended December 31, 2017 compared to $21.2 million for the year ended December 31, 2016. International revenues increased primarily as a result of higher distributions in Europe and Asia Pacific due to expanded distribution channels.

OEM

Revenues from OEM increased $3.9 million, or 3.9%, to $103.0 million for the year ended December 31, 2017 compared to $99.1 million for the year ended December 31, 2016. OEM revenues increased primarily as a result of higher orders from certain OEM distributors, primarily in the dental and trauma markets. Effective August 3, 2017, our cardiothoracic hardware implants are distributed through A&E.

Other Revenues

Revenues from other sources consisting of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees, decreased $2.5 million, or 19.1%, to $10.4 million for the year ended December 31, 2017 compared to $12.9 million for the year ended December 31, 2016. The decrease was primarily due to lower tissue recovery offset by an increase in service processing fees.

Costs of Processing and Distribution. Costs of processing and distribution decreased $3.5 million, or 2.5%, to $137.0 million for the year ended December 31, 2017 from $140.5 million for the year ended December 31, 2016. Costs of processing and distribution decreased as a percentage of revenues from 51.5% for the year ended December 31, 2016 to 49.0% for the year ended December 31, 2017. The decrease was primarily due to a $9.6 million inventory charge for the year ended December 31, 2016 as a result of writing-off certain excess quantities primarily of hernia and sports medicine inventory, offset by changes in distribution mix for the year ended December 31, 2017.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased $1.0 million, or 0.9%, to $115.1 million for the year ended December 31, 2017 compared to $116.1 million for the year ended December 31, 2016. Marketing, general and administrative expenses decreased as a percentage of revenues from 42.6% for the year ended December 31, 2016 to 41.2% for the year ended December 31, 2017 primarily due to the sale of the CT Business and the reduction of our organizational structure, as a result of improvements in organizational efficiencies.

Research and Development Expenses. Research and development expenses decreased $2.7 million, or 16.9%, to $13.4 million for the year ended December 31, 2017 compared to $16.1 million for the year ended December 31, 2016. As a percentage of revenues, research and development expenses decreased from 5.9% for the year ended December 31, 2016 to 4.8% for the year ended December 31, 2017. The decrease was primarily due to the reduction of our organizational structure, as a result of improvements in organizational efficiencies.

Severance and Restructuring Costs. Severance and restructuring costs related to the reduction of our organizational structure resulted in $12.2 million of expenses for the year ended December 31, 2017 compared to $2.1 million for the year ended December 31, 2016.

Executive Transition Costs. Executive transition costs related to hiring a new Chief Executive Officer and Chief Financial and Administrative Officer resulted in $2.8 million of an inducement award and stock-based compensation expenses for the year ended December 31, 2017. This compares to executive transition costs related to the retirement of our former Chief Executive Officer which resulted in $4.4 million of severance, stock-based compensation and other retirement related expenses for the year ended December 31, 2016.

Asset Impairment and Abandonments. Asset impairment and abandonments related to asset abandonments of certain long-term assets of $3.7 million primary at our U.S. facility for the year ended December 31, 2017 compared to a $5.4 million asset impairment at our German facility for the year ended December 31, 2016.

Acquisition Expenses. Acquisition expenses related to the purchase of Zyga Technology, Inc. resulted in $0.6 million of expenses for the year ended December 31, 2017. There were no acquisition expenses for the year ended December 31, 2016.

Total Other Expense-Net. Total other expense–net was $3.1 million for the year ended December 31, 2017 compared to $1.8 million for the year ended December 31, 2016. The increase in total other expense-net is primarily attributable to higher interest expense of $3.2 million in 2017 compared to $1.7 million in 2016 as a result of higher interest rate and average debt balance as compared to the year ended December 31, 2016, offset by a foreign currency exchange gain of $87,000 for the year ended December 31, 2017, compared to a foreign currency exchange loss of $132,000 for the year ended December 31, 2016, resulting from changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax (Provision) Benefit. Income tax provision for the year ended December 31, 2017 was $19.5 million compared to an income tax benefit of $3.1 million for the year ended December 31, 2016. Our effective tax rate for the year ended December 31, 2017 and 2016 was 75.6% and 17.5% respectively. Our effective tax rate increased as a result of disposing of non-deductible goodwill relating to the sale of substantially all of the assets of the CT business to A&E, and recording non-deductible executive compensation. In addition, on December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted. The Tax Legislation significantly revises the U.S. corporate income tax code by, among other things, lowering corporate income tax rates and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Legislation and in accordance with SAB 118, we recorded a provisional tax expense of $2.2 million, which increased our effective tax rate.

Convertible Preferred Dividend. As a result of the acquisition of Pioneer and pursuant to the terms of the investment agreement with Water Street, we accrued a convertible preferred dividend of $3.7 million for the year ended December 31, 2017 compared to $3.5 million for the year ended December 31, 2016.

2016 Compared to 2015

Total Revenues

Effective January 1, 2016, we revised the reporting of our lines of business, which is now composed primarily of six categories: spine; sports medicine and orthopedics; surgical specialties; cardiothoracic; international; and OEM. Our previous lines of business were composed of: spine; ortho fixation; sports medicine; bone graft substitutes and general orthopedic; dental; and surgical specialties. The prior year comparable revenue information has been restated to conform to the current year presentation. We believe that the change in the reporting of our lines of business will facilitate a better understanding of our lines of business and align more closely with the end markets in which we compete.

Our total revenues decreased $9.4 million, or 3.3%, to $272.9 million for the year ended December 31, 2016 compared to $282.3 million for the year ended December 31, 2015. Our direct revenues increased by $22.1 million, or 15.9%, to $160.8 million, offset by our OEM revenues which decreased by $30.8 million, or 23.7%, to $99.1 million. The causes of the increase in our direct revenues are discussed below. Our OEM revenue comparisons were impacted due to a significant amount of our revenue being derived from large OEM stocking distributors, whose timing of orders can vary from year to year. These ordering patterns can result in significant unit volume variations, which can result in significant variation in year over year comparisons. In addition, OEM revenues decreased primarily as a result of lower orders from certain OEM distributors, primarily in the spinal, dental and trauma markets.

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

OEM

Revenues from OEM decreased $30.8 million, or 23.7%, to $99.1 million for the year ended December 31, 2016 compared to $129.9 million for the year ended December 31, 2015. OEM revenues decreased primarily as a result of significantly high orders in 2015 which did not repeat in 2016, primarily in the spinal, dental and trauma markets.

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

Costs of Processing and Distribution. Costs of processing and distribution increased $8.0 million, or 6.0%, to $140.5 million for the year ended December 31, 2016 from $132.6 million for the year ended December 31, 2015. Costs of processing and distribution increased as a percentage of revenues from 47.0% for the year ended December 31, 2015 to 51.5% for the year ended December 31, 2016. Costs of processing and distribution as a percentage was negatively impacted by a decrease in manufacturing processing levels as a result of lower OEM revenue distributions and an inventory charge of $9.6 million as a result of writing-off certain excess quantities primarily of hernia and sports medicine inventory.

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

Severance and Restructuring Costs. Severance and restructuring costs related to the reduction of our organizational structure resulted in $2.1 million of expenses for the year ended December 31, 2016 compared to $1.0 million for the year ended December 31, 2015.

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

Executive Transition Costs. Executive transition costs related to the retirement of our former Chief Executive Officer pursuant to the Executive Transition Agreement dated August 29, 2012 (as amended and extended to date), and Executive Separation Agreement dated August 15, 2016, resulted in $4.4 million of severance, stock-based compensation and other retirement related expenses for the year ended December 31, 2016. There were no Chief Executive Officer retirement and transition costs in the year ended December 31, 2015.

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

Total Other Expense-Net. Total other expense–net was $1.8 million for the year ended December 31, 2016 compared to $1.4 million for the year ended December 31, 2015. The increase in total other expense-net is primarily attributable to higher interest expense of $163,000 as a result of higher average debt balance as compared to the year ended December 31, 2015 and due to a foreign currency exchange transaction loss of $132,000 for the year ended December 31, 2016, compared to a foreign currency exchange transaction gain of $78,000 for the year ended December 31, 2015, resulting from changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

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

Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated based on Generally Accepted Accounting Principles (“GAAP”). Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC. We believe that non-GAAP financial measures provide an additional way of viewing aspects of our operations that, when viewed with the GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business. These non-GAAP financial measures are also used by our management to evaluate financial results and to plan and forecast future periods. However, non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP. Non-GAAP financial measures used by us may differ from the non-GAAP measures used by other companies, including our competitors.

To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures that exclude certain amounts, including non-GAAP net income applicable to common shares, adjusted. The calculation of the tax effect on the adjustments between GAAP net income (loss) applicable to common shares and non-GAAP net income applicable to common shares is based upon our estimated annual GAAP tax rate, adjusted to account for items excluded from GAAP net income (loss) applicable to common shares in calculating non-GAAP net income applicable to common shares. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliation below:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income (loss) applicable to common shares, as reported	$2,549	$(17,907)	$11,610
Severance and restructuring costs	12,173	2,146	995
Strategic review costs	—	1,150	—
Executive transition costs	2,781	4,404	—
Contested proxy expenses	—	2,680	—
Asset impairment and abandonments	3,739	5,435	814
Litigation and settlement charges	—	—	804
Excess inventory charge	—	9,556	—
Acquisition expenses	630	—	—
Gain on cardiothoracic closure business divestiture	(34,090)	—	—
Foreign net operating loss valuation reserve	—	1,224	—
Tax effect on new tax legislation	2,187	—	—
Tax effect on other adjustments	13,162	(6,602)	(871)

Non-GAAP net income applicable to common shares, adjusted	$3,131	$2,086	$13,352

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the years ended December 31, 2017, 2016 and 2015 as well as the reasons for excluding the individual items:

2017, 2016 and 2015 Severance and restructuring costs – This adjustment represents costs relating to the reduction of our organizational structure. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

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

2017 and 2016 Executive transition costs – This adjustment represents charges relating to hiring a new Chief Executive Officer and Chief Financial and Administrative Officer and the retirement of our former Chief Executive Officer. Management removes the amount of these expenses from our operating results to supplement a comparison to our past operating performance.

2016 Contested proxy expenses – This adjustment represents charges relating to contested proxy expenses. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

2017, 2016 and 2015 Asset impairment and abandonments – This adjustment represents an asset impairment and abandonment of certain long-term assets at our U.S. and German facilities. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

2015 Litigation and settlement charges – This adjustment represents charges relating to settlements of domestic and international distributor disputes. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

2016 Excess inventory charge – This adjustment represents an inventory charge as a result of writing-off certain excess quantities primarily of hernia and sports medicine inventory. Management removes the amount of these expenses from our operating results to supplement a comparison to our past operating performance.

2017 Acquisition expenses – This adjustment represents charges relating to acquisition expenses. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

2017 Gain on cardiothoracic closure business divestiture – This adjustment represents the gain relating to the sale of substantially all of the assets of our CT Business to A&E. Management removes the amount of this gain from our operating results to supplement a comparison to our past operating performance.

2016 Foreign net operating loss valuation reserve – This adjustment represents charges relating to a foreign net operating loss valuation reserve. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

2017 Tax effect on new tax legislation – This adjustment represents charges relating to the Tax Cuts and Jobs Act tax legislation which was enacted on December 22, 2017. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Liquidity and Capital Resources

2017 Compared to 2016

Our working capital at December 31, 2017 increased $11.3 million to $132.7 million from $121.3 million at December 31, 2016, primarily as a result of the sale of the CT business and its associated working capital. We used $32 million of the proceeds from the sale of the CT Business to partially pay down our long-term obligations and $12 million of the proceeds to pay estimated income taxes associated with the aforementioned sale.

At December 31, 2017, we had 46 days of revenues outstanding in trade accounts receivable, a decrease of 9 days compared to December 31, 2016. The decrease was due to higher cash receipts from customers than shipments and corresponding billings to customers during 2017.

At December 31, 2017, we had 298 days of inventory on hand, a decrease of 14 days compared to December 31, 2016. The decrease was primarily due to higher distributions during the year ended December 31, 2017. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $22.4 million of cash and cash equivalents at December 31, 2017. At December 31, 2017, our foreign subsidiaries held $2.3 million in cash. The Tax Legislation imposes a transition tax on certain deemed repatriated earnings of foreign subsidiaries. In accordance with SAB 118, we have recorded a provisional tax expense of $0.8 million related to the transition tax, which we have elected to pay over eight years. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at December 31, 2017, decreased $37.0 million to $46.3 million from $83.3 million at December 31, 2016. The decrease in short and long-term obligations was primarily due to principal payments on long-term obligations.

We completed the sale of substantially all of the assets related to our CT Business to A&E pursuant to an Asset Purchase Agreement between us and A&E, dated August 3, 2017. The total consideration received by us under the Asset Purchase Agreement was composed of $54.0 million in cash consideration, $3.0 million of which is being held in escrow for up to twelve months to satisfy possible indemnification obligations, if any, plus an additional $5.0 million in contingent cash consideration if A&E reaches certain revenue milestones. We are also entitled to an additional $1.0 million in consideration if we successfully obtain a certain FDA regulatory clearance.

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

The 2017 Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”), in the aggregate principal amount of $42.5 million. As of December 31, 2017, there was $22.5 million outstanding on the Revolving Credit Facility. The 2017 Loan Agreement also contains a term loan facility in the aggregate principal amount of $25.4 million (the “Term Loan Facility” and, together with the Revolving Credit Facility. We used $32.0 million of the proceeds from the sale of the CT Business to partially pay down $22.0 million of amounts owed under the 2013 Loan Agreement and $10.0 million of amounts owed under the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of our assets and the assets of our domestic subsidiaries and is guaranteed by our domestic subsidiaries, as well as 65% of the stock of the Company’s foreign subsidiaries.

Borrowings made under the 2017 Loan Agreement initially will bear interest at a rate per annum equal to monthly LIBOR plus a margin of up to 3.50%. As of December 31, 2017, the interest rate for the Term Loan Facility and the Revolving Credit Facility is 4.86%. Interest is payable quarterly in arrears, and principal on the Term Loan Facility is payable in quarterly payments of $1.1 million, each commencing October 1, 2017. The maturity date of the Facility is September 15, 2019.

As of December 31, 2017, we believe that our working capital, together with our borrowing ability under our revolving credit facility, will be adequate to fund our ongoing operations for the next twelve months.

Certain Commitments.

On August 3, 2017, we completed the sale of substantially all of the assets related to our CT Business to A&E pursuant to the Asset Purchase Agreement between us and A&E. The total consideration received by us under the Asset Purchase Agreement was composed of $54.0 million in cash consideration, $3.0 million of which is being held in escrow for up to twelve months to satisfy possible indemnification obligations, if any (the “Escrow Amount”), plus an additional $5.0 million in contingent cash consideration if A&E reaches certain revenue milestones (the “Contingent Consideration”). We also are entitled to an additional $1.0 million in consideration if we successfully obtain a certain FDA regulatory clearance. As a part of the transaction, we also entered into a multi-year Contract Manufacturing Agreement with A&E (the “Contract Manufacturing Agreement”). Under the Contract Manufacturing Agreement, we agreed to continue to support the CT Business by manufacturing existing products and engineering, developing, and manufacturing potential future products for A&E. We elected to account for the Contingent Consideration arrangement including the Escrow Amount, as a gain contingency in accordance with ASC 450 Contingencies. As such, the Contingent Consideration and Escrow Amount were excluded in measuring the fair value of the consideration to be received in connection with the transaction.

On October 12, 2013, we entered into a distribution agreement with Medtronic, pursuant to which Medtronic will distribute certain allograft implants for use in spinal, general orthopedic and trauma surgery. Under the terms of this distribution agreement, Medtronic will be a non-exclusive distributor except for certain specified implants for which Medtronic will be the exclusive distributor. Medtronic will maintain its exclusivity with respect to these specified implants unless the cumulative fees received by us from Medtronic in respect of these specified implants decline by a certain amount during any trailing 12-month period. The initial term of this distribution agreement expired on December 31, 2017. The term automatically renewed for a successive five-year period beginning January 1, 2018. The term automatically renews for successive five-year periods, unless either party provides written notice of its intent not to renew at least one year prior to the expiration of the initial term or the applicable renewal period. Because neither party provided notice of non-renewal on or before December 31, 2016, the five-year automatic renewal period was triggered. The distribution agreement will therefore continue at least through December 31, 2022.

On September 10, 2010, we entered into an Exclusive License Agreement with Athersys, Inc. (“Athersys”), pursuant to which Athersys will provide us access to its Multipotent Adult Progenitor Cell (“MAPC”) technologies to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications. In consideration for the Exclusive License, we agreed to pay Athersys the following: 1) a non-refundable $3.0 million license fee, payable in three time-based $1.0 million installments, the last of which was paid in the first quarter of 2011; 2) payment of $2.0 million contingent upon successful achievement of certain development milestones which we paid in 2012; and 3) up to $32.5 million contingent upon achievement of certain cumulative revenue milestones in future years. In 2017, we achieved and paid the first cumulative revenue milestone of $1.0 million. In addition, we pay Athersys royalties from the distribution of implants under a tiered royalty structure based on achievement of certain cumulative revenue milestones. The term of this license agreement is the longer of five years, or the remaining life of any patent or trade secret. These acquired licensing rights are being amortized to expense on a straight-line basis over the expected life of the asset.

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

On July 13, 2009, we and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement: 1) Davol paid us $8.0 million in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019; 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019; and 3) Davol agreed to pay us certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3.5 million. The non-refundable fees and the fees associated with distributions of processed tissue are considered to be a single unit of accounting. Accordingly, the $8.0 million and $3.5 million exclusivity payments were deferred and were being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013 and in the breast reconstruction market effective January 1, 2015. As a result, we recognized additional deferred revenue as other revenues during the three months ended March 31, 2013 and 2015, of $1.7 million and $1.5 million, respectively, due to the acceleration of deferred revenue recognition relating to Davol relinquishing its exclusive distribution rights in the hernia and the breast reconstruction markets. The remaining balance is being recognized as other revenues on a straight-line basis over the remaining term of the amended contract.

Our debt obligations and availability of credit as of December 31, 2017 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Term loan	$23,844	$—
Credit facility	22,500	20,000

Total	$46,344	$20,000

We entered into the 2017 Loan Agreement, among us, TD Bank, N.A. and First Tennessee Bank National Association, as Lenders, and TD Bank, N.A., as administrative agent for the Lenders. The 2017 Loan Agreement represents a modification of the Second Amended and Restated Loan Agreement dated July 16, 2013 between us, TD Bank, N.A. and Regions Bank (as amended, the “2013 Loan Agreement”).

The 2017 Loan Agreement provides for a Revolving Credit Facility, in the aggregate principal amount of $42.5 million which is unchanged from the final Amendment to the 2013 Loan Agreement. We used $22.0 million of the proceeds from the sale of the CT Business to partially pay down amounts owed under the 2013 Loan Agreement, and $10.0 million to pay down amounts owed under the Revolving Credit Facility. Subsequent to the pay down, the outstanding principal balance on the 2013 Loan Agreement Term Loan amounted to $25.4 million which became the principal amount of the 2017 Loan Agreement (the “Term Loan Facility” and, together with the Revolving Credit Facility the “Facility”). The Facility is secured by substantially all the assets of the Company and its domestic subsidiaries and is guaranteed by the Company’s domestic subsidiaries, as well as 65% of the stock of the Company’s foreign subsidiaries.

Borrowings made under the 2017 Loan Agreement initially will bear interest at a rate per annum equal to monthly LIBOR plus a margin of up to 3.50%. Interest is payable quarterly in arrears, and principal on the Term Loan Facility is payable in quarterly payments of $1.1 million, each commencing October 1, 2017. The maturity date of the Facility is September 15, 2019, which represents an extension from the 2013 Loan Agreement maturity date of July 16, 2018. We may make optional prepayments on the Facility without penalty at the end of any LIBOR interest period.

At December 31, 2017, the interest rate for the Term Loan and Revolving Credit Facility is 4.86%. As of December 31, 2017, there was $22.5 million outstanding on the revolving credit facility. The term loan facility requires aggregate principal payments of $6.8 million from January 1, 2018 through June 30, 2019, with a final balloon principal payment of $17.5 million on September 15, 2019. The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, as well as payment of dividends, while requiring a minimum cash balance on hand of $10.0 million and certain financial covenant ratios.

The total available credit on our revolving credit facility at December 31, 2017 was $20.0 million. Our ability to access our revolving credit facility is subject to and can be limited by our compliance with our financial and other covenants. We were in compliance with the financial covenants related to our revolving credit facility as of December 31, 2017.

The following table provides a summary of our long-term debt obligations, operating lease obligations and other significant obligations as of December 31, 2017.

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$46,344	$4,268	$42,076	$—	$—
Operating lease obligations	3,189	1,574	1,615	—	—
Purchase obligations (1)	13,106	13,106	—	—	—
Income taxes payable	710	—	124	124	462

Total	$63,349	$18,948	$43,815	$124	$462

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

We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facility expose us to market risk related to changes in interest rates. As of December 31, 2017, our outstanding floating rate indebtedness totaled $46.3 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease net income and cash flow by approximately $0.3 million. Other outstanding debt consists of fixed rate instruments. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2018. However, we can give no assurance that interest rates will not significantly change in the future.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on December 31, 2017 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2018. However, we can give no assurance that exchange rates will not significantly change in the future.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. This report appears on page 54.

Item 9B.	OTHER INFORMATION.

Not applicable

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference to our definitive proxy statement for 2018 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2017.

Information relating to our Code of Ethics that applies to our senior financial professionals is available on our website http://www.rtix.com/investors/corporate-governance. Any amendments to, or waiver of, any provision of the Code of Ethics will be posted on our website.

Item 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 relating to executive compensation is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2017.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 relating to security ownership of certain beneficial owners and management, securities authorized for issuance under equity compensation plans and related shareholders matters is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2017.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2017.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 relating to principal accounting fees and services is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2017.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements:

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 53, the Independent Registered Public Accounting Firm’s Report on page 54 and the Consolidated Financial Statements on pages 56 to 59, all of which are incorporated herein by reference.

(2) Financial Statement Schedule:

The following Financial Statement Schedule is filed as part of this Report:

Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015 is included in the Consolidated Financial Statements of RTI Surgical, Inc. on page 84. All other financial statement schedules are omitted because they are inapplicable, not required or the information is indicated elsewhere in the consolidated financial statements or the notes thereto.

(3) Exhibits:

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation of RTI Surgical, Inc.	10-K (2015)	000-31271	3/7/2016

3.2	Amended and Restated Bylaws of RTI Surgical, Inc.	8-K	000-31271	7/11/2016

3.3	Certificate of Designation of Series A Convertible Preferred Stock of RTI Surgical, Inc., dated July 16, 2013.	8-K	000-31271	7/19/2013

3.4	Certificate of Ownership and Merger dated July 16, 2013.	8-K	000-31271	7/19/2013

4.3	Specimen Stock Certificate.	S-1/A	333-35756	8/02/2000

10.1‡	Omnibus Stock Option Plan.	S-1	333-35756	4/27/2000

10.2‡	Year 2000 Compensation Plan.	S-1	333-35756	4/27/2000

10.3‡	RTI Regeneration Technologies, Inc. 2004 Equity Incentive Plan.	10-Q	000-31271	8/6/2004

10.4‡	Form of Nonqualified Stock Option Grant Agreement.	10-K (2004)	000-31271	3/16/2005

10.5‡	Form of Incentive Stock Option Grant Agreement.	10-K (2004)	000-31271	3/16/2005

10.6‡	RTI Surgical, Inc. 2010 Equity Incentive Plan.	DEF 14A	000-31271	3/19/2010

10.7‡	RTI Surgical, Inc. 2015 Incentive Compensation Plan.	S-8	333-203861	5/5/2015

10.8‡	Form of Incentive Stock Option Agreement (under 2015 Plan).	S-8	333-203861	5/5/2015

10.9‡	Form of Nonqualified Stock Option Agreement (under 2015 Plan).	S-8	333-203861	5/5/2015

10.10‡	Form of Restricted Stock Agreement (under 2015 Plan).	S-8	333-203861	5/5/2015

10.11†	Exclusive Distribution Agreement between RTI Biologics, Inc. and Zimmer Dental Inc., dated as of September 3, 2010 and effective as of September 30, 2010.	10-Q (Q3 2010)	000-31271	11/08/2010

10.12‡	RTI Biologics, Inc. Executive Nonqualified Excess Plan.	10-K (2011)	000-31271	2/15/2012

10.13‡	Form of Executive Transition Agreement.	8-K	000-31271	9/4/2012

10.14‡	Executive Transition Agreement with Brian K. Hutchison, dated August 29, 2012.	8-K	000-31271	9/4/2012

10.15‡	Extension Letter with Brian K. Hutchison, dated August 28, 2015, extending Executive Transition Agreement through December 31, 2015.	8-K	000-31271	8/31/2015

10.16‡	Executive Separation Agreement, effective August 15, 2016, by and between Brian K. Hutchison and RTI Surgical, Inc.	8-K	000-31271	8/16/2016

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Date Filed

10.17‡	Release Agreement, effective December 31, 2016, by and between Brian K. Hutchison and RTI Surgical, Inc.	8-K	000-31271	12/19/2016

10.18‡	Extension Letter with Robert P. Jordheim, dated August 28, 2015, extending Executive Transition Agreement through December 31, 2015.	8-K	000-31271	8/31/2015

10.19‡	Extension Letter with Roger W. Rose, dated August 28, 2015, extending Executive Transition Agreement through December 31, 2015.	8-K	000-31271	8/31/2015

10.20‡	Extension Letter with Caroline A. Hartill, dated August 28, 2015, extending Executive Transition Agreement through December 31, 2015.	8-K	000-31271	8/31/2015

10.21‡	Extension Letter with Brian K. Hutchison, dated December 3, 2015, extending Executive Transition Agreement through December 31, 2018.	8-K	000-31271	12/4/2015

10.22‡	Extension Letter with Robert P. Jordheim, dated December 3, 2015, extending Executive Transition Agreement through December 31, 2018.	8-K	000-31271	12/4/2015

10.23‡	Extension Letter with Roger W. Rose, dated December 3, 2015, extending Executive Transition Agreement through December 31, 2018.	8-K	000-31271	12/4/2015

10.24‡	Extension Letter with Caroline A. Hartill, dated December 3, 2015, extending Executive Transition Agreement through December 31, 2018.	8-K	000-31271	12/4/2015

10.25	Second Amended and Restated Loan Agreement dated July 16, 2013 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	8-K	000-31271	7/19/2013

10.26	First Amendment to the Second Amended and Restated Loan Agreement dated December 30, 2013 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	8-K	000-31271	12/30/2013

10.27	Investment Agreement, dated as of June 12, 2013, by and between RTI Biologics, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	6/13/2013

10.28	Amendment to Investment Agreement, dated as of July 15, 2013 by and among RTI Biologics, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	7/19/2013

10.29	Investor Rights Agreement dated as of July 16, 2013 by and between RTI Surgical, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	7/19/2013

10.30‡	Form of Water Street Director Indemnification Agreement.	8-K	000-31271	7/19/2013

10.31‡	Form of Director Indemnification Agreement.	8-K	000-31271	7/19/2013

10.32†	2013 Distribution Agreement, effective as of October 12, 2013, between RTI Surgical, Inc. and Medtronic Sofamor Danek USA, Inc.	10-K (2013)	000-31271	3/10/2014

10.33	Second Amendment to the Second Amended and Restated Loan Agreement dated October 15, 2014 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	10-K (2014)	000-31271	3/4/2015

10.34	Third Amendment to the Second Amended and Restated Loan Agreement dated June 29, 2015 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	8-K	000-31271	7/2/2015

10.35	Form of Executive Indemnification Agreement.	10-Q (Q1 2016)	000-31271	5/4/2016

10.36	Fourth Amendment to the Second Amended and Restated Loan Agreement dated June 29, 2016 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	8-K	000-31271	7/5/2016

10.37	Fifth Amendment to the Second Amended and Restated Loan Agreement dated November 7, 2016 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	8-K	000-31271	11/8/2016

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Date Filed

10.38	Sixth Amendment to the Second Amended and Restated Loan Agreement dated February 28, 2017 by and among RTI Surgical, Inc., TD Bank, N.A., a national banking association, as administrative agent for the Lenders and each of the Lenders from time to time a party thereto.	10-K (2017)	000-31271	3/13/2017

10.39	Consultant Agreement, effective February 1, 2017, by and between Caroline A. Hartill and RTI Surgical, Inc.	10-K (2017)	000-31271	3/13/2017

10.40	Executive Separation Agreement, effective January 31, 2017, by and between Caroline A. Hartill and RTI Surgical, Inc.	10-K (2017)	000-31271	3/13/2017

10.41	Release Agreement, effective February 1, 2017, by and between Caroline A. Hartill and RTI Surgical, Inc.	10-K (2017)	000-31271	3/13/2017

10.42	Settlement Agreement, effective March 14, 2017, by and among the Company and Krensavage Partners, LP and certain entities and persons associated with Krensavage Partners, LP.	8-K	000-31271	3/15/2017

10.43‡†	Employment Agreement, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.	10-Q (Q1 2017)	000-31271	5/3/2017

10.44‡†	Stand Alone Restricted Stock Award Agreement #1, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.	10-Q (Q1 2017)	000-31271	5/3/2017

10.45‡	Stand Alone Restricted Stock Award Agreement #2, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.	10-Q (Q1 2017)	000-31271	5/3/2017

10.46‡	Stand Alone Stock Option Agreement, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.	10-Q (Q1 2017)	000-31271	5/3/2017

10.47†	Asset Purchase Agreement dated as of August 3, 2017 by and between RTI Surgical, Inc. and A&E Advanced Closure Systems, LLC.	10-Q (Q3 2017)	000-31271	11/3/2017

10.48†	Contract Manufacturing Agreement dated as of August 3, 2017 by and between RTI Surgical, Inc. and A&E Advanced Closure Systems, LLC.	10-Q (Q3 2017)	000-31271	11/3/2017

10.49	Third Amended and Restated Loan Agreement, dated as of August 3, 2017 by and among RTI Surgical, Inc., TD Bank, N.A. and First Tennessee Bank National Association, as Lenders (together with the various financial institutions as in the future may become parties thereto, the Lenders), and TD Bank, N.A., as administrative agent for the Lenders.	10-Q (Q3 2017)	000-31271	11/3/2017

10.50‡	Employment Agreement, dated September 18, 2017, by and between Jonathon M. Singer and RTI Surgical, Inc.	10-Q (Q3 2017)	000-31271	11/3/2017

10.51‡	Restricted Stock Award Agreement, dated September 18, 2017, by and between Jonathon M. Singer and RTI Surgical, Inc.	10-Q (Q3 2017)	000-31271	11/3/2017

10.52‡	Stock Option Agreement, dated September 18, 2017, by and between Jonathon M. Singer and RTI Surgical, Inc.	10-Q (Q3 2017)	000-31271	11/3/2017

10.53‡*	First Amendment to the Stand Alone Restricted Stock Award Agreement #1, dated December 4, 2017, by and between Camille Farhat and RTI Surgical, Inc.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Date Filed

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.
‡	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	Filed herewith.

Item 16.	FORM 10-K SUMMARY

Not applicable.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RTI Surgical, Inc.

Alachua, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RTI Surgical, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Effectiveness of Internal Controls. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

March 2, 2018

We have served as the Company’s auditor since 1998.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$22,381	$13,849
Accounts receivable—less allowances of $1,471 at December 31, 2017 and $1,728 at December 31, 2016	35,081	41,488
Inventories—net	111,927	119,743
Prepaid and other current assets	16,285	5,213

Total current assets	185,674	180,293
Property, plant and equipment—net	79,564	83,298
Deferred tax assets—net	9,575	24,968
Goodwill	46,242	54,887
Other intangible assets—net	23,070	23,994
Other assets—net	1,781	591

Total assets	$345,906	$368,031

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$18,252	$26,112
Accrued expenses	25,610	22,030
Current portion of deferred revenue	4,868	4,742
Current portion of short and long-term obligations	4,268	6,080

Total current liabilities	52,998	58,964
Long-term obligations—less current portion	42,076	77,267
Other long-term liabilities	1,431	256
Deferred revenue	3,741	6,612

Total liabilities	100,246	143,099
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	63,923	60,016
Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 62,694,441 and 58,433,397 shares issued and outstanding, respectively	63	58
Additional paid-in capital	429,459	417,428
Accumulated other comprehensive loss	(6,329)	(8,316)
Accumulated deficit	(237,066)	(243,338)
Less treasury stock, 1,114,071 and 368,949 shares, respectively, at cost	(4,390)	(916)

Total stockholders’ equity	181,737	164,916

Total liabilities and stockholders’ equity	$345,906	$368,031

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues	$279,563	$272,865	$282,293
Costs of processing and distribution	137,042	140,516	132,551

Gross profit	142,521	132,349	149,742

Expenses:
Marketing, general and administrative	115,103	116,125	107,439
Research and development	13,375	16,090	15,065
Severance and restructuring costs	12,173	2,146	995
Strategic review costs	—	1,150	—
Executive transition costs	2,781	4,404	—
Contested proxy expenses	—	2,680	—
Asset impairment and abandonments	3,739	5,435	814
Litigation settlement and settlement charges	—	—	804
Acquisition expenses	630	—	—
Gain on cardiothoracic closure business divestiture	(34,090)

Total operating expenses	113,711	148,030	125,117

Operating income (loss)	28,810	(15,681)	24,625

Other (expense) income:
Interest expense	(3,180)	(1,655)	(1,492)
Interest income	8	8	3
Foreign exchange gain (loss)	87	(132)	78

Total other expense—net	(3,085)	(1,779)	(1,411)

Income (loss) before income tax (provision) benefit	25,725	(17,460)	23,214
Income tax (provision) benefit	(19,453)	3,061	(8,299)

Net income (loss)	6,272	(14,399)	14,915

Convertible preferred dividend	(3,723)	(3,508)	(3,305)

Net income (loss) applicable to common shares	$2,549	$(17,907)	$11,610

Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	1,987	(1,274)	(3,161)

Comprehensive income (loss)	$4,536	$(19,181)	$8,449

Net income (loss) per common share—basic	$0.04	$(0.31)	$0.20

Net income (loss) per common share—diluted	$0.04	$(0.31)	$0.20

Weighted average shares outstanding—basic	59,684,289	58,236,745	57,611,231

Weighted average shares outstanding—diluted	60,599,952	58,236,745	58,590,494

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2015	$57	$415,702	$(3,881)	$(243,854)	$(189)	$167,835
Net income	—	—	—	14,915	—	14,915
Foreign currency translation adjustment	—	—	(3,161)	—	—	(3,161)
Exercise of common stock options	1	2,504	—	—	—	2,505
Stock-based compensation	—	2,858	—	—	—	2,858
Purchase of treasury stock	—	—	—	—	(257)	(257)
Amortization of preferred stock Series A issuance costs	—	(186)	—	—	—	(186)
Preferred stock Series A dividend	—	(3,305)	—	—	—	(3,305)
Change in income tax benefit from stock-based compensation	—	152	—	—	—	152

Balance, December 31, 2015	58	417,725	(7,042)	(228,939)	(446)	181,356

Net loss	—	—	—	(14,399)	—	(14,399)
Foreign currency translation adjustment	—	—	(1,274)	—	—	(1,274)
Exercise of common stock options	—	57	—	—	—	57
Stock-based compensation	—	3,590	—	—	—	3,590
Purchase of treasury stock	—	—	—	—	(470)	(470)
Amortization of preferred stock Series A issuance costs	—	(185)	—	—	—	(185)
Preferred stock Series A dividend	—	(3,508)	—	—	—	(3,508)
Change in income tax benefit from stock-based compensation	—	(251)	—	—	—	(251)

Balance, December 31, 2016	58	417,428	(8,316)	(243,338)	(916)	164,916

Net income	—	—	—	6,272	—	6,272
Foreign currency translation adjustment	—	—	1,987	—	—	1,987
Exercise of common stock options	5	9,176	—	—	—	9,181
Stock-based compensation	—	6,762	—	—	—	6,762
Purchase of treasury stock	—	—	—	—	(3,474)	(3,474)
Amortization of preferred stock Series A issuance costs	—	(184)	—	—	—	(184)
Preferred stock Series A dividend	—	(3,723)	—	—	—	(3,723)

Balance, December 31, 2017	$63	$429,459	$(6,329)	$(237,066)	$(4,390)	$181,737

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$6,272	$(14,399)	$14,915
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	14,226	16,510	16,522
Provision for bad debts and product returns	946	895	1,568
Provision for inventory write-downs	5,066	13,880	5,390
Amortization of deferred revenue	(4,744)	(4,867)	(6,225)
Deferred income tax provision	13,329	(3,395)	5,543
Stock-based compensation	6,660	3,590	2,548
Asset impairment and abandonments	3,739	5,435	—
Gain on cardiothoracic closure business divestiture	(34,090)	—	—
Other	2,392	603	2,280
Change in assets and liabilities:
Accounts receivable	5,784	4,756	(10,435)
Inventories	1,375	(15,369)	(11,990)
Accounts payable	(12,899)	4,583	(12,660)
Accrued expenses	2,599	(6,536)	5,532
Deferred revenue	2,000	2,000	2,000
Other operating assets and liabilities	(10,200)	7,637	(5,992)

Net cash provided by operating activities	2,455	15,323	8,996

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,301)	(15,337)	(17,740)
Patent and acquired intangible asset costs	(2,266)	(2,615)	(498)
Proceeds from sale of building	1,818	—	—
Cardiothoracic closure business divestiture	51,000	—	—

Net cash provided by (used in) investing activities	38,251	(17,952)	(18,238)

Cash flows from financing activities:
Proceeds from exercise of common stock options	5,060	57	2,505
Proceeds from long-term obligations	6,000	17,000	8,750
Net (payments) proceeds from short-term obligations	—	(1,511)	422
Payments on long-term obligations	(43,000)	(11,424)	(5,294)
Other financing activities	(458)	(458)	(109)

Net cash (used in) provided by financing activities	(32,398)	3,664	6,274

Effect of exchange rate changes on cash and cash equivalents	224	200	(121)

Net increase (decrease) in cash and cash equivalents	8,532	1,235	(3,089)
Cash and cash equivalents, beginning of period	13,849	12,614	15,703

Cash and cash equivalents, end of period	$22,381	$13,849	$12,614

Supplemental cash flow disclosure:
Cash paid for interest	$3,023	$1,224	$1,425
Cash paid for income taxes, net of refunds	12,142	(238)	3,667
Non-cash acquisition of property, plant and equipment	593	952	3,795
Stock-based compensation related to severance	—	—	310
Receivable for executive stock option exercise	1,234	—	—
Stock-based compensation related to sale of CT business	102	—	—
Change in accrual for dividend payable	3,723	3,508	3,305

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

(In thousands, except share and per share data)

1. Business

RTI Surgical, Inc. (the “Company”), and its subsidiaries recover and process human and animal tissue and manufacture metal and synthetic implants and instruments. The processing transforms the tissue into either conventional or precision machined allograft implants (human) or xenograft implants (animal), while our manufacturing facilities produce metal and synthetic implants. The implants are used for orthopedic and other surgical applications to promote the natural healing of human bone and other human tissue. These implants are distributed domestically and internationally, for use in reconstruction and fracture repair.

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

Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions relating to inventories, receivables, long-lived assets and litigation are made at the end of each financial reporting period by management. Actual results could differ from those estimates.

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries is the Euro. Assets and liabilities of the foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. The resulting translation adjustments, representing unrealized, noncash gains and losses are recorded and presented as a component of comprehensive income (loss). Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income or loss as they occur and are included in other expense in the consolidated statements of comprehensive income (loss).

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

Cash and Cash Equivalents— The Company considers all funds in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents comprise overnight repurchase agreements. Cash balances are held at a few financial institutions and usually exceed insurable amounts. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 101% collateralized by U.S. Government backed securities with the Company’s bank. At December 31, 2017 and 2016, the Company had no cash equivalents.

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

Implant and Product Recalls—The Company accrues the estimated cost of recalls at the date the recall is initiated. The cost of recalls is primarily comprised of implant replacement costs. The Company incurred immaterial costs related to all of the recalls for the years ended December 31, 2017, 2016 and 2015.

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

Long-Lived Assets— The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results. During the fourth quarter of 2017, the Company ceased certain long-term projects resulting in asset abandonments of long-term assets at its US facility of $3,539. During the fourth quarter of 2016, the Company concluded a strategic review of its business lines and operations, and updated its financial projections. As a result, the Company’s financial projections related to its hernia business line were adjusted downward. This business line is a significant driver of revenue for the Tutogen Germany asset group. As a result, during the fourth quarter of 2016, the Company completed an asset group impairment test and determined the carrying value was not recoverable as of December 31, 2016. The Company used a market approach to determine the fair value of the Tutogen Germany asset group’s long-lived assets and recognized impairment charges related to identified intangibles and property and equipment of $5,435. During 2015 the Company incurred asset abandonments of certain long-term assets at our German facility of $814.

Goodwill— Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets (“FASB ASC 350”), requires companies to test goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company has one reporting unit and the annual impairment test is performed at each year-end unless indicators of impairment are present and require more frequent testing. The Company did not have any other identifiable intangible assets with indefinite useful lives as of December 31, 2017 and 2016.

Goodwill is tested for impairment annually by comparing the fair value of the reporting unit to its carrying amount, including goodwill. We evaluate our goodwill for impairment by utilizing an income approach and a market approach. The conclusion from these two approaches are generally weighted equally and then adjusted to incorporate a control premium or acquisition premium that reflects the additional amount a buyer is willing to pay for elements of control and for a premium that reflects the buyer’s perception of its ability to add value through synergies.

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

Both approaches used in the analysis have a degree of uncertainty. Potential events or changes in circumstances which could impact the key assumptions used in our goodwill impairment evaluation are as follows:

•	Change in peer group or performance of peer group companies

•	Change in the Company’s markets and estimates of future operating performance

•	Change in the Company’s estimated market cost of capital

•	Change in implied control premiums related to acquisitions in the medical device industry

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

Other Intangible Assets —Other intangible assets, which constitutes finite lives assets, generally consist of patents, acquired exclusivity rights, licensing rights, distribution agreements, and procurement contracts. Patents are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful lives of between 8 and 16 years. The acquired exclusivity rights are being amortized over eight years, the remaining term of the amended distribution agreement. Licensing rights, distribution agreements, and procurement contracts are amortized over estimated useful lives of between 5 to 25 years.

Other intangible assets are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The recoverability test is described in the Company’s accounting policy for long-lived assets set forth above.

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

Other revenues consist of service processing, tissue recovery fees, biomedical laboratory fees, recognition of previously deferred revenues, shipping fees, distribution of reproductions of our allografts to distributors for demonstration purposes and restocking fees which is included in revenues.

Stock-Based Compensation Plans—The Company accounts for its stock-based compensation plans in accordance with FASB ASC 718, Accounting for Stock Compensation (“FASB ASC 718”). FASB ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). The Company uses the Black-Scholes model to value its stock option grants under FASB ASC 718 and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of stock options is determined on the grant date using assumptions for the expected term, expected volatility, dividend yield, and the risk free interest rate. The term assumption is primarily based on the contractual vesting term of the option and historic data related to exercise and post-vesting cancellation history experienced by the Company. The Company uses the simplified method for estimating the expected term used to determine the fair value of options under FASB ASC 718. The expected term is determined separately for options issued to the Company’s directors and to employees. The Company’s anticipated volatility level is primarily based on the historic volatility of the Company’s common stock. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The risk free interest rate approximates recent U.S. Treasury note auction results with a similar life to that of the option. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The period expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the recent historical experience of the Company, and is adjusted to reflect actual forfeitures as the options vest. The Company uses a Monte Carlo simulation model to estimate the fair value of restricted stock awards that contain a market condition.

Research and Development Costs—Research and development costs, including the cost of research and development conducted for others and the cost of contracted research and development, are expensed as incurred.

Income Taxes—The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Legislation”). The Tax Legislation makes broad and complex changes to the U.S. tax code. The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Legislation. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Legislation enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, the Company must reflect the income tax effects of those aspects of the Tax Legislation for which the accounting under ASC 740 is complete. To the extent that the Company’s accounting for certain income tax effects of the Tax Legislation is incomplete, but the Company is able to determine a reasonable estimate, it must record a provisional estimate in the consolidated financial statements. If the Company cannot determine a provisional estimate, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Legislation.

Treasury Stock — The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock awards in connection with the Company’s incentive plans. The Company’s repurchases of common stock are recorded at the stock price on the vesting date of the common stock. The Company repurchased 745,122, 138,597, and 49,454 shares of its common stock for $3.5 million, $0.4 million, and $0.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

	Year Ended December 31,
	2017	2016	2015
Weighted average basic shares	59,684,289	58,236,745	57,611,231
Effect of dilutive securities:
Stock options	915,663	—	979,263

Weighted average diluted shares	60,599,952	58,236,745	58,590,494

Options to purchase 4,692,037 shares of common stock at prices ranging from $2.69 to $8.20 per share which were outstanding as of December 31, 2017, were included in the computation of diluted EPS because dilutive shares are factored into the calculation of EPS when income applicable to common shares is reported.

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

For the years ended December 31, 2017, 2016 and 2015, 50,000 shares of convertible preferred stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net income (loss) per common share.

3. Recently Issued Accounting Standards.

Income Statement—Reporting Comprehensive Income — In November 2017, the FASB issued ASU 2017-14, “Income Statement—Reporting Comprehensive Income” (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

Earnings Per Share — In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share” (Topic 260), “Distinguishing Liabilities from Equity” (Topic 480), and “Derivative and Hedging” (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down- round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down-round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements, however, does not expect the adoption of this standard to have a significant impact on its EPS calculations, as it does not have any free-standing equity based financial instruments with down-round provisions.

Compensation—Stock Compensation — In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation” (Topic 718): Scope of Modification Accounting. The requirement provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. For public business entities, this ASU should be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU 2017-09 on January 1, 2018 and it did not have an impact on its consolidated financial statements.

Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets — In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets” (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU requires all entities to derecognize a business or nonprofit activity in accordance with Topic 810, and also requires that all entities derecognize an equity method investment in accordance with Topic 860. The amendments in this ASU eliminate the scope exceptions, and simplifies GAAP. This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company adopted ASU 2017-05 on January 1, 2018 and it did not have an impact on its consolidated financial statements.

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

ASU 2016-09 requires recognition through opening retained earnings of any pre-adoption date net operating loss carryforwards from share-based payments, as well as recognition of all income tax effects from share based-payments in income tax expense. In addition, under ASU 2016-09 excess tax benefits no longer represent financing activities, but instead represent operating activities in the statement of cash flow. ASU 2016-09 allows companies to recognize excess tax benefits as an operating activity on a prospective or retrospective basis. The Company adopted ASU 2016-09 on January 1, 2017. The Company has decided to recognize this requirement on a prospective basis and has not adjusted prior periods. For the year ended December 31, 2017, there was no material impact on the Company’s consolidated financial statements, apart from income tax expense of $1,591 recorded relating to tax deficiencies from share-based payment transactions.

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

Simplifying the Measurement of Inventory — In July 2015, the FASB issued ASU No. 2015-11, “Inventory Simplifying the Measurement of Inventory” (Topic 330). Update No. 2015-11 more closely aligns the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value, where net realizable value is the estimated distribution prices of the inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Update No. 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Update No. 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11 effective January 1, 2017. Adoption of ASU 2015-11 had no material impact on the Company’s consolidated financial statements.

Revenue from Contracts with Customers — In May 2014, the FASB, issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new standard provides a five-step framework whereby revenue is recognized when control of promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In August 2015, the FASB deferred the effective date of the new revenue standard from January 1, 2017 to January 1, 2018. In March 2016, the FASB issued amendments to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued amendments to clarify the guidance on accounting for licenses of intellectual property and identifying performance obligations. In May 2016, the FASB issued amendments related to collectability, non-cash consideration, the presentation of sales and other similar taxes collected from customers and transition. The standard allows for adoption using a full retrospective method or a modified retrospective method. On January 1, 2018, the Company adopted this standard using the modified retrospective method. The Company’s implementation approach included performing a detailed review of its agreements. The Company has reviewed all types of customer contracts and has gone through the five step process outlined in the new revenue recognition standard for each type of contract. The new five step process required by the new revenue recognition standard provides results substantially consistent with the Company’s current revenue recognition policies. In addition, the Company designed internal controls to enable the preparation of financial information. The Company is in the process of finalizing its conclusions on key accounting assessments related to the new standard, including its assessment that the impact of accounting for costs incurred to obtain a contract.

The Company identified two contracts which previously resulted in revenue recognition occurring at the time of shipment; however, under the new revenue recognition standard, the Company is required to recognize revenue over time. The Company currently estimates the impact of adopting the new revenue standard on the two contracts will result in a $1,800 to $2,200 reduction in accumulated deficit, the cumulative effect adjustment under the modified retrospective approach, a $2,500 to $3,000 increase in accounts receivable, and a $700 to $800 decrease in deferred tax assets. The Company also identified a contract that contains significant upfront payments; however, the Company has not yet finalized its assessment of the contract. Except for the three contracts discussed above, the Company does not anticipate the finalization of this assessment will result in a material impact to the Company’s financial position, results of operations, and disclosures.

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

The following weighted-average assumptions were used to determine the fair value of options under FASB ASC 718:

	Year Ended December 31,
	2017	2016	2015
Expected term (years)	6.50	6.50	6.50
Risk free interest rate	2.26%	1.85%	1.67%
Volatility factor	47.39%	45.57%	46.29%
Dividend yield	—	—	—

Stock Options

Stock options outstanding, exercisable and available for grant at December 31, 2017, are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	5,764,607	$4.28
Granted	2,875,438	3.64
Exercised	(2,572,859)	3.57
Forfeited or expired	(1,375,149)	5.69

Outstanding at December 31, 2017	4,692,037	$3.86	5.86	$2,554

Vested or expected to vest at December 31, 2017	4,247,224	$3.87	5.69	$2,301

Exercisable at December 31, 2017	1,422,953	$4.28	3.65	$530

Available for grant at December 31, 2017	1,949,068

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation:
Costs of processing and distribution	$132	$140	$132
Marketing, general and administrative	6,586	3,406	2,356
Research and development	44	44	60

Total	$6,762	$3,590	$2,548

As of December 31, 2017, there was $3,344 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 1.96 years.

Other information concerning stock options are as follows:

	Year Ended December 31,
	2017	2016	2015
Weighted average fair value of stock options granted	$1.66	$1.55	$2.50
Aggregate intrinsic value of stock options exercised	2,786	12	1,584

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.

Restricted Stock Awards

The value of restricted stock awards is determined by the market value of the Company’s common stock at the date of grant. In 2017, restricted stock awards in the amount of 1,546,890 shares and 154,687 shares was granted to employees and non-employee directors, respectively. As of December 31, 2017, there was $3,684 of total unrecognized stock-based compensation related to unvested restricted stock awards. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.76 years. The following table summarizes information about unvested restricted stock awards as of December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	530,988	$3.64
Granted	1,701,577	4.05
Vested	(960,652)	3.77
Forfeited	(138,389)	3.56

Unvested at December 31, 2017	1,133,524	$4.15

Inducement Grant

President and Chief Executive Officer

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

On December 4, 2017, the Company and Mr. Farhat entered into the First Amendment to the Restricted Stock Agreement #1 (the “Amendment”). The Amendment revised the vesting conditions for the Company’s common stock, par value $0.001 per share (the “Common Stock”), granted under the Restricted Stock Agreement #1. Pursuant to the Amendment, certain acceleration conditions contained in the Restricted Stock Agreement #1 were deleted and 425,000 shares of restricted Common Stock vested on December 4, 2017 (the “Vested Grant”). If Mr. Farhat voluntarily leaves the employment of the Company (other than for “Good Reason”) or is terminated for “Cause” (as those terms are defined in the Employment Agreement between the Company and Mr. Farhat, dated January 26, 2017) on or before March 31, 2019, then Mr. Farhat will forfeit all of the shares of the Vested Grant that would not have otherwise vested under vesting schedule contained in the Restricted Stock Agreement #1 at the time of termination. For example, if Mr. Farhat leaves the employment of the Company without Good Reason on June 1, 2018, he will forfeit 425,000 of the 637,500 vested restricted shares of Common Stock granted under the Restricted Stock Agreement #1. Pursuant to the Amendment, Mr. Farhat will also be required to hold the shares of the Vested Grant until March 31, 2019, except to the extent those shares would have vested under the vesting schedule contained in the Restricted Stock Agreement #1 at the time of a proposed transfer by Mr. Farhat.

The unaccelerated shares of restricted Common Stock granted under the Restricted Stock Agreement #1 will vest under vesting schedule contained in the Restricted Stock Agreement #1. Pursuant to the Restricted Stock Agreement #1 vesting schedule, 170,000 of the unaccelerated restricted shares will vest on January 26, 2018, and the remaining unaccelerated restricted shares will vest in 42,500 share increments on the last day of each calendar quarter commencing on March 31, 2018, continuing until all unaccelerated restricted shares have vested. Under the terms of the Amendment, the final tranche of shares of restricted Common Stock granted under the Restricted Stock Agreement #1 will vest as of June 30, 2019, instead of on December 31, 2021, which would have been the case if no acceleration occurred.

Under the Restricted Stock Agreement #2, the Company granted Mr. Farhat 150,000 shares of restricted common stock. These 150,000 restricted shares will become fully vested on the latest date (the “Purchase Date”) on which the fair market value of the cumulative amount of shares that Mr. Farhat purchases on the open market equals $500, so long as the Purchase Date is on or before March 15, 2018. After vesting, the shares will be non-transferable for a period of one year following the Purchase Date. During the second quarter of 2017, Mr. Farhat purchased $572 worth of the Company’s shares on the open market. Accordingly, the 150,000 restricted shares of common stock granted to Mr. Farhat pursuant to the Restricted Stock Award #2 became fully vested, effective May 18, 2017.

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

Chief Financial and Administrative Officer

On September 18, 2017 (the “Grant Date”), the Company issued an inducement grant to its Chief Financial and Administrative Officer, Mr. Jonathon Singer. This grant was in the form of: (1) a restricted stock award agreement (the “Restricted Stock Agreement”); and (2) a stock option agreement (the “Option Agreement”). This inducement grant was made under the RTI Surgical, Inc. 2015 Incentive Compensation Plan, which was filed with the SEC on May 5, 2015.

Under the Restricted Stock Agreement, the Company granted Mr. Singer 109,890 shares of restricted Common Stock. The shares will vest over a three-year period. On the first anniversary of the Grant Date, 36,630 shares will vest. On the second anniversary of the Grant Date, an additional 36,630 shares will vest. On the third anniversary of the Grant Date, the final 36,630 shares will vest.

Under the Option Agreement, the Company granted Mr. Singer the option to purchase 306,900 shares of Common Stock (the “Stock Options”), as of the Grant Date. The exercise price for the Stock Options is $4.55 per share. The Stock Options will expire on September 18, 2027. The Stock Options will vest based the Company’s attainment of three average stock price benchmarks. The first 102,300 shares will vest if the Company’s average publicly traded stock price is over

$7.00 per share for a sixty-consecutive calendar day period. The next 102,300 shares will vest if the Company’s average publicly traded stock price is over $8.00 per share for a sixty-consecutive calendar day period. The final 102,300 shares will vest if the Company’s average publicly traded stock price is over $9.00 per share for a sixty-consecutive calendar day period. The vesting of the Stock Options is cumulative.

6. Inventories

Inventories by stage of completion are as follows:

	December 31,
	2017	2016
Unprocessed tissue, raw materials and supplies	$22,071	$31,745
Tissue and work in process	40,481	38,552
Implantable tissue and finished goods	49,375	49,446

	$111,927	$119,743

For the years ended December 31, 2017, 2016, and 2015, the Company had inventory write-downs of $5,066, $13,880 and $5,390, respectively, relating primarily to excess quantities and obsolescence of inventories.

7. Prepaid and Other Current Assets

Prepaid and Other Current Assets are as follows:

	December 31,
	2017	2016
Income tax receivable	$9,825	$1,041
Receivable for executive stock option exercise	1,234	—
Other	5,226	4,172

	$16,285	$5,213

8. Property, Plant and Equipment

Property, plant and equipment are as follows:

	December 31,
	2017	2016
Land	$2,020	$2,324
Buildings and improvements	57,954	59,187
Processing equipment	44,137	38,387
Surgical instruments	21,256	18,394
Office equipment, furniture and fixtures	1,352	1,701
Computer equipment and software	19,332	11,852
Construction in process	5,980	17,554

	152,031	149,399
Less accumulated depreciation	(72,467)	(66,101)

	$79,564	$83,298

For the years ended December 31, 2017, 2016, and 2015, the Company had depreciation expense in connection with property, plant and equipment of $10,513, $12,835, and $12,240, respectively. In addition, on October 20, 2017, the Company sold an owned property previously used for administrative, distribution and marketing functions for $1,818 net of selling costs.

9. Goodwill

The change in the carrying amount of goodwill for the year ended December 31, 2017 is as follows:

	Year Ended December 31,
	2017	2016
Balance at January 1	$54,887	$54,887
Goodwill disposed of related to sale of CT business	8,645	—

Balance at December 31	$46,242	$54,887

On August 3, 2017, the Company completed the sale of substantially all of the assets related to its CT Business to A&E, which resulted in the disposal of goodwill. In connection with the sale of the Company’s CT Business, we also performed the goodwill impairment test on an interim basis as of August 3, 2017, and concluded that there was no impairment to goodwill. The Company performed its annual goodwill impairment test as of December 31, 2017, and concluded that there was no impairment of goodwill.

10. Other Intangible Assets

Other intangible assets are as follows:

	December 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$11,373	$4,890	$11,559	$4,159
Acquired licensing rights	14,747	9,097	12,204	8,302
Marketing and procurement intangible assets	20,603	9,666	20,694	8,002

Total	$46,723	$23,653	$44,457	$20,463

For the years ended December 31, 2017, 2016, and 2015, the Company had amortization expense of other intangible assets of $3,713, $3,675, and $4,282, respectively. At December 31, 2017, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense
2018	$3,800
2019	3,800
2020	3,700
2021	3,700
2022	3,500

11. Fair Value Information

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

The following table summarizes impairments of long-lived assets and the related post impairment fair values of the corresponding assets for the year ended December 31, 2016:

	Year Ended December 31, 2016
	Impairment	Fair Value
Property, plant and equipment—net	$4,717	$4,708
Other intangible assets—net	718	150

	$5,435	$4,858

No impairments on long-lived assets were recorded for the year ended December 31, 2017.

12. Accrued Expenses

Accrued expenses are as follows:

	December 31,
	2017	2016
Accrued compensation	$8,257	$4,904
Accrued severance and restructuring charges	3,279	505
Accrued executive transition costs	2,300	2,406
Accrued distributor commissions	3,889	4,422
Accrued donor recovery fees	4,144	6,350
Other	3,741	3,443

	$25,610	$22,030

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

13. Short and Long-Term Obligations

Short and long-term obligations are as follows:

	December 31,
	2017	2016
Term loan	$24,250	$50,750
Revolving Credit facility	22,500	33,000
Less unamortized debt issuance costs	(406)	(403)

Total	46,344	83,347
Less current portion	(4,268)	(6,080)

Long-term portion	$42,076	$77,267

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

At December 31, 2017, the interest rate for the Term Loan and Revolving Credit Facility is 4.86%. As of December 31, 2017, there was $22,500 outstanding on the revolving credit facility. The term loan facility requires aggregate principal payments of $6,750 from January 1, 2018 through June 30, 2019, with a final balloon principal payment of $17,500 on September 15, 2019. The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, as well as payment of dividends, while requiring a minimum cash balance on hand of $10,000 and certain financial covenant ratios.

The total available credit on the Company’s revolving credit facility at December 31, 2017 was $20,000. The Company’s ability to access its Revolving Credit Facility is subject to and can be limited by the Company’s compliance with the Company’s financial and other covenants. The Company was in compliance with the financial covenants related to its revolving credit facility as of December 31, 2017.

Interest expense associated with the amortization of debt issuance costs for the years ended December 31, 2017, 2016 and 2015 was $409, $202 and $148, respectively.

As of December 31, 2017, contractual maturities of the Term Loan net of debt issuance costs, and the Revolving Credit Facility are as follows:

	Term Loan	Revolving Credit Facility	Total
2018	$4,268	$—	$4,268
2019	19,576	22,500	42,076

	$23,844	$22,500	$46,344

14. Income Taxes

The Company’s income tax (provision) benefit consists of the following components:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(3,176)	$(150)	$(988)
State	(915)	(92)	(159)
International	—	456	(544)

Total current	(4,091)	214	(1,691)

Deferred:
Federal	(14,340)	2,477	(5,695)
State	(1,022)	562	68
International	—	(192)	(981)

Total deferred	(15,362)	2,847	(6,608)

Total income tax (provision) benefit	$(19,453)	$3,061	$(8,299)

The components of the deferred tax assets and liabilities consisted of the following at:

	December 31, 2017		December 31, 2016
	Deferred Income Tax		Deferred Income Tax
	Assets	Liabilities	Assets	Liabilities
Allowance for bad debts	$186	$—	$485	$—
Deferred compensation	1,783	—	4,675	—
Inventory	5,905	—	12,811	—
Fixed assets and intangibles	—	(7,370)	—	(5,690)
Investments	—	—	2,133	—
Net operating losses	8,106	—	4,547	—
Tax credits	4,387	—	5,235	—
Deferred revenue	1,874	—	3,804	—
Accrued liabilities	2,072	—	2,004	—
Other	—	(110)	—	(120)
Valuation allowance	(7,258)	—	(4,916)	—

Total	$17,055	$(7,480)	$30,778	$(5,810)

The Company expects its deferred tax assets of $9,575, net of the valuation allowance at December 31, 2017 of $7,258, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Legislation”). The Tax Legislation makes broad and complex changes to the U.S. tax code including, but not limited to the following:

•	Reduction of the U.S. federal corporate tax rate from 35% to 21%

•	Requiring a transition tax on certain unrepatriated earnings of foreign subsidiaries

•	Bonus depreciation that will allow for full expensing of qualified property

•	Elimination of the corporate alternative minimum tax

•	The repeal of the domestic production activity deduction

•	Limitations on the deductibility of certain executive compensation

•	Limitations on net operating losses generated after December 31, 2017

In addition, beginning in 2018, the Tax Legislation includes a global intangible low-taxed income (“GILTI”) provision, which as currently interpreted by the Company, requires a tax on foreign earnings in excess of a deemed return on tangible assets of foreign subsidiaries. The Company has elected an accounting policy to account for GILTI as a period cost if incurred, rather than recognizing deferred taxes for temporary basis differences expected to reverse as a result of GILTI. Other provisions of the Tax Legislation that impact future tax years continue to be assessed.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Legislation. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Legislation enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, the Company must reflect the income tax effects of those aspects of the Tax Legislation for which the accounting under ASC 740 is complete. To the extent that the Company’s accounting for certain income tax effects of the Tax Legislation is incomplete, but the Company is able to determine a reasonable estimate, it must record a provisional estimate in the consolidated financial statements. If the Company cannot determine a provisional estimate, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Legislation

In connection with our initial analysis of the impact of the Tax Legislation, the Company has recorded provisional tax expense of $2,187 in the period ending December 31, 2017. This provisional tax expense consists of $1,436 to revalue the Company’s deferred tax assets using the reduced corporate tax rate and $751 related to the transition tax. Given the complexity of the Tax Legislation and anticipated guidance from the U.S. Treasury about implementing the Tax Legislation, the Company’s analysis and accounting for the income tax effects of the Tax Legislation is preliminary. The amounts recorded by the Company to revalue its deferred tax assets and impact of the transition tax are provisional estimates. The Company has not fully completed its analysis of certain aspects of the Tax Legislation that could result in adjustments to the revaluation of the Company’s deferred tax assets, and its analysis and calculation of foreign earnings subject to the transition tax. Upon completion of the Company’s analysis, these estimates may be adjusted through income tax expense in the consolidated financial statement.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $7,258 and $4,916 have been established at December 31, 2017 and December 31, 2016, respectively, against a portion of the deferred tax assets.

As of December 31, 2017, the Company has U.S. federal net operating loss carryforwards of $1,635 that will expire in the years 2026 and 2027. As of December 31, 2017, the Company has U.S. state net operating loss carryforwards of $42,420 that will expire in the years 2018 through 2037. As of December 31, 2017, the Company has foreign net operating loss carryforwards of $20,551 that will carryfoward indefinitely.

As of December 31, 2017, the Company has research tax credit carryforwards of $4,403 that will expire in years 2030 through 2037. As of December 31, 2017, the Company has foreign tax credit carryforwards of $751 that will expire in 2037.

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

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence. It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. The Company utilizes a rolling three-years of actual results as the primary measure of cumulative losses in recent years.

On a rolling three-years, the Company’s consolidated U.S. operations are in a cumulative income position. However, one U.S. entity (“Entity”) is in a three-year cumulative loss position. Future taxable income exclusive of reversing temporary differences and carryforwards is one source of taxable income available that can be used to realize tax benefits. During 2017, the Company has undertaken various cost reduction activities to reduce complexity and increase operational excellence within the organization. The Entity anticipates generating significant cost savings from the various cost reduction activities. After adjusting the Entity’s cumulative losses to include the projected costs savings, the Entity’s operations project future profits sufficient to utilize the Entity’s separate state deferred tax assets before expiration. The Company considers this objectively verifiable evidence that all its U.S. deferred tax assets are more likely than not realizable.

The Company’s foreign operations are in three-year cumulative loss position. As a result, the Company has recorded a full valuation allowance on its foreign subsidiary’s deferred tax assets.

As such, valuation allowances of $7,258 and $4,916 have been established at December 31, 2017 and December 31, 2016, respectively, against a portion of the deferred tax assets.

The Company will continue to regularly assess the realizability of our deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

As of December 31, 2017, the Company has $1,591 of unrecognized tax benefits, which was recorded net against deferred tax assets in the accompanying consolidated balance sheet.

The Company’s unrecognized tax benefits are summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Opening balance	$1,591	$1,986	$1,787
Reductions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	199
Reductions for tax positions of prior years	—	(60)	—
Reductions for expiration of statute of limitations	—	(335)	—

	$1,591	$1,591	$1,986

The unrecognized tax benefits if recognized, would favorably impact the Company’s effective tax rate.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. There were no interest and penalties recorded in 2017, 2016 and 2015 and no interest and penalties accrued at December 31, 2017 and 2016.

The Company’s 2015 U.S. federal income tax return is under examination by the Internal Revenue Service (“IRS”). Currently, the Company has not recorded any material adjustments related to the IRS examination.

The effective tax rate differs from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2017	2016	2015
Statutory federal rate	35.00%	35.00%	35.00%
State income taxes—net of federal tax benefit	2.43%	1.73%	0.25%
Foreign rate differential	2.85%	(3.29%)	(2.18%)
Tax legislation—transition tax	2.92%	—	—
Tax legislation—revaluation of deferred tax assets	5.58%	—	—
Other permanent items	1.63%	(3.15%)	0.56%
Tax credits	(4.62%)	7.02%	(0.28%)
Domestic production activities deduction	0.00%	1.38%	—
Goodwill disposal	11.76%	—	—
Officer compensation	4.26%
Stock-based compensation	6.18%	—	—
Valuation allowance	5.94%	(21.71%)	0.85%
Other reconciling items, net	1.69%	0.55%	1.55%

Effective tax rate	75.62%	17.53%	35.75%

For the years ended December 31, 2017, 2016 and 2015, the Company had no individually significant other reconciling items.

15. Preferred Stock

Preferred stock is as follows:

	Preferred Stock Liquidation Value	Preferred Stock Issuance Costs	Net Total
Balance at January 1, 2015	$53,863	$(1,029)	$52,834
Accrued dividend	3,305	—	3,305
Amortization of preferred stock issuance costs	—	184	184

Balance at December 31, 2015	57,168	(845)	56,323
Accrued dividend	3,508	—	3,508
Amortization of preferred stock issuance costs	—	185	185

Balance at December 31, 2016	60,676	(660)	60,016
Accrued dividend	3,723	—	3,723
Amortization of preferred stock issuance costs	—	184	184

Balance at December 31, 2017	$64,399	$(476)	$63,923

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

17. Executive Transition Costs

The Company recorded Chief Executive Officer retirement and transition costs related to the retirement of our former Chief Executive Officer pursuant to the Executive Transition Agreement dated August 29, 2012 (as amended and extended to date), which resulted in $4,404 of expenses for the year ended December 31, 2016. The total Chief Executive Officer retirement and transition costs are expected to be paid in full prior to the first quarter of 2019. In addition, the Company recorded executive transition costs of $2,781 as a result of hiring a new Chief Executive Officer and Chief Financial and Administrative Officer for the year ended December 31, 2017, separately disclosed on the Consolidated Statements of Comprehensive Income (Loss). The total executive transition costs of which $1,169 is cash basis is expected to be paid in full in 2018. The following table includes a rollforward of executive transition costs included in accrued expenses, see Note 12.

Accrued executive transition costs at January 1, 2016	$—
Executive transition costs accrued in 2016	4,404
Stock-based compensation	(1,535)
Cash payments	(463)

Accrued executive transition costs at December 31, 2016	2,406

Executive transition costs accrued in 2017	2,781
Stock-based compensation	(1,612)
Cash payments	(1,275)

Accrued executive transition costs at December 31, 2017	$2,300

18. Severance and Restructuring Costs

The Company recorded severance and restructuring costs related to the reduction of our organizational structure which resulted in $995 of expenses for the year ended December 31, 2015. The total severance and restructuring costs were paid in full by December 31, 2016. Severance and restructuring payments were made over periods ranging from one month to twelve months and did not have a material impact on cash flows of the Company in any quarterly period.

The Company recorded severance and restructuring costs related to the reduction of our organizational structure which resulted in $2,146 of expenses for the year ended December 31, 2016. The total severance and restructuring costs are expected to be paid in full prior to the first quarter of 2018. Severance and restructuring payments are made over periods ranging from one month to twelve months and are not expected to have a material impact on cash flows of the Company in any quarterly period.

The Company recorded severance and restructuring costs related to the reduction of our organizational structure which resulted in $12,173 of expenses for the year ended December 31, 2017, separately disclosed on the Consolidated Statements of Comprehensive Income (Loss). The total severance and restructuring costs are expected to be paid in full prior to the fourth quarter of 2018. Severance and restructuring payments are made over periods ranging from one month to twelve months and are not expected to have a material impact on cash flows of the Company in any quarterly period. The following table includes a rollforward of severance and restructuring costs included in accrued expenses, see Note 12.

Accrued severance and restructuring charges at January 1, 2015	$2,771
Severance and restructuring expenses accrued in 2015	995
Severance and restructuring cash payments	(2,591)
Stock based compensation	(310)

Accrued severance and restructuring charges at December 31, 2015	865

Severance and restructuring expenses accrued in 2016	2,146
Severance and restructuring cash payments	(1,866)
Asset abandonments	(640)

Accrued severance and restructuring charges at December 31, 2016	505

Severance and restructuring expenses accrued in 2017	12,173
Severance and restructuring cash payments	(8,246)
Stock based compensation	(1,153)

Accrued severance and restructuring charges at December 31, 2017	$3,279

19. Retirement Benefits

The Company has a qualified 401(k) plan available to all U.S. employees who meet certain eligibility requirements. The 401(k) plan allows each employee to contribute up to the annual maximum allowed under the Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee’s earnings. For the years ended December 31, 2017, 2016 and 2015, the amounts expensed under the plan were $3,036, $3,094 and $3,034, respectively.

20. Concentrations of Risk

Distribution—The Company’s principal concentration of risk is related to its limited distribution channels. The Company’s revenues include the distribution efforts of thirteen independent companies with significant revenues coming from two of the distribution companies, Zimmer Biomet Holdings Inc. (“Zimmer”) and Medtronic, PLC (“Medtronic”). The following table presents percentage of total revenues derived from the Company’s largest distributors:

	Year Ended December 31,
	2017	2016	2015
Percent of revenues derived from:
Distributor
Zimmer	17%	16%	24%
Medtronic	9%	9%	10%

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

21. Commitments and Contingencies

Distribution Agreement with A&E – On August 3, 2017, the Company completed the sale of substantially all of the assets related to its CT Business to A&E pursuant to an Asset Purchase Agreement between the Company and A&E (the “Asset Purchase Agreement”). The total consideration received by the Company under the Asset Purchase Agreement was composed of $54,000 in cash consideration, $3,000 of which is being held in escrow for up to twelve months to satisfy possible indemnification obligations, if any (the “Escrow Amount”), plus an additional $5,000 in contingent cash consideration if A&E reaches certain revenue milestones (the “Contingent Consideration”). The Company is also entitled to an additional $1,000 in consideration if the Company successfully obtains a certain FDA regulatory clearance. As a part of the transaction, the Company also entered into a multi-year Contract Manufacturing Agreement with A&E (the “Contract Manufacturing Agreement”). Under the Contract Manufacturing Agreement, the Company agreed to continue to support the CT Business by manufacturing existing products and engineering, developing, and manufacturing potential future products for A&E. The Company elected to account for the Contingent Consideration arrangement including the Escrow Amount, as a gain contingency in accordance with ASC 450 Contingencies. As such, the Contingent Consideration and Escrow Amount were excluded in measuring the fair value of the consideration to be received in connection with the transaction.

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

Leases—The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates through 2021. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. Rent expense for the years ended December 31, 2017, 2016, and 2015 was $1,325, $1,378 and $1,443, respectively, and is included as a component of marketing, general and administrative expenses.

Future minimum lease commitments under non-cancelable operating leases as of December 31, 2017 are as follows:

Operating Leases
2018	$1,574
2019	939
2020	559
2021	117

$3,189

22. Legal and Regulatory Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2017 will have a material adverse impact on its financial position or results of operations.

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

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of December 31, 2017, there are a cumulative total of 1,214 Indemnified Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, it is not possible to evaluate and estimate with reasonable certainty the impact that current or any future TSM litigation may have on the Company.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

On September 30, 2014, the Company received a letter from the FDA regarding its map3® cellular allogeneic bone graft. The letter addresses some technical aspects of the processing of the map3® allograft, as well as language included on the Company’s website. Following the 2014 letter, the FDA conducted an on-site inspection of the Company’s Alachua, Florida facility in April 2017 to assess compliance of the manufacturing and quality controls for its map3® allograft products to the 21 CFR Part 211 (GMP) regulations. A form 483 was issued by the FDA outlining 9 instances of observed non-compliance. The Company has worked diligently to resolve all cited observations in a timely manner, however, on November 9, 2017, the FDA issued a Warning Letter to the Company related to the map3® allograft. The letter reiterated the FDA’s concerns regarding the classification and manufacturing of the map3 allograft. There was no requirement to cease production or to recall distributed allografts from the market. The Company is working diligently and collaboratively with FDA to resolve any concerns regarding the map3® allografts and the Company is maintaining ongoing dialogue with the FDA. Comprehensive packages of data have been provided to address the FDA’s comments. The Company has also provided the FDA with clarifying information has been provided regarding the technical components of the implant processing. The Company believes that in both developing and processing of map3®, the Company has properly considered the relevant regulatory requirements. Additionally, the Company has removed certain information from its website. The Company is committed to resolving the concerns raised by the FDA. However, it is not possible to predict the specific outcome or timing of a resolution at this time.

23. Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment composed of six lines of business. The reporting of the Company’s lines of business is composed primarily of six categories: spine; sports medicine and orthopedics; surgical specialties; cardiothoracic; international; and global commercial. Effective October 1, 2017, we renamed our global commercial line of business category to Original Equipment Manufacturer (“OEM”). Discrete financial information is not available for these six lines of business. The following table presents revenues from these six categories and other revenues and their respective percentages of the Company’s total revenues for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
	(In thousands)
Revenues:
Spine	$77,514	27.7%	$73,907	27.1%	$57,983	20.5%
Sports medicine and orthopedics	50,231	18.0%	50,143	18.4%	50,712	18.0%
Surgical specialties	6,980	2.5%	4,466	1.6%	3,029	1.1%
Cardiothoracic	8,164	2.9%	11,147	4.1%	8,699	3.1%
International	23,240	8.3%	21,185	7.8%	18,338	6.5%

Subtotal direct	166,129	59.4%	160,848	59.0%	138,761	49.2%
OEM	103,011	36.9%	99,127	36.3%	129,930	46.0%
Other revenues	10,423	3.7%	12,890	4.7%	13,602	4.8%

Total revenues	$279,563	100.0%	$272,865	100.0%	$282,293	100.0%

Domestic revenues	$253,599	90.7%	$247,756	90.8%	$260,387	92.2%
International revenues	25,964	9.3%	25,109	9.2%	21,906	7.8%

Total revenues	$279,563	100.0%	$272,865	100.0%	$282,293	100.0%

The following table presents property, plant and equipment—net by significant geographic location:

	December 31,
	2017	2016
Property, plant and equipment—net:
Domestic	$73,363	$77,596
International	6,201	5,702

Total	$79,564	$83,298

24. Quarterly Results of Operations (Unaudited)

The following table sets forth the results of operations for the periods indicated:

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Quarter Ended:
Revenues	$69,939	$72,120	$66,688	$70,816
Gross profit	35,779	36,963	33,511	36,268
Net (loss) income applicable to common shares	(2,782)	(2,613)	16,548	(8,604)
Net (loss) income per common share:
Basic	$(0.05)	$(0.04)	$0.28	$(0.14)
Diluted	(0.05)	(0.04)	$0.22	$(0.14)

In 2017, the Company’s net income was negatively impacted by severance and restructuring costs of $12,173, executive transition costs of $2,781, asset impairment and abandonments of $3,739, acquisition expenses of $630, tax effect on new tax legislation of $2,187 offset set by a gain on CT Business divestiture of $34,090.

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

In 2016, the Company’s net income was negatively impacted by an excess inventory charge of $9,556, severance and restructuring costs of $2,146, strategic review costs of $1,150, executive transition costs of $4,404, contested proxy expenses of $2,680, and an asset impairment of $5,435.

25. Subsequent Events

The Company evaluated subsequent events as of the issuance date of the consolidated financial statements as defined by FASB ASC 855 Subsequent Events, and identified no subsequent events that require adjustment to, or disclosure of, in these consolidated financial statements, except for on January 4, 2018, the Company acquired Zyga Technology, Inc., a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga Technology’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga Technology for $21,000 in upfront cash, $1,000 contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to $35,000. The initial cash payment was funded through cash on hand. The Company has not completed its preliminary purchase price allocation, and as such cannot disclose the preliminary purchase price allocation.

RTI SURGICAL, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions- Write-offs, Payments	Balance at End of Period
For the year ended December 31, 2017:
Allowance for doubtful accounts	$1,728	$418	$675	$1,471
Allowance for product returns	629	528	47	1,110
Allowance for excess and obsolescence	14,798	5,066	11,762	8,102
Deferred tax asset valuation allowance	4,916	1,668	(674)	7,258
For the year ended December 31, 2016:
Allowance for doubtful accounts	1,454	645	371	1,728
Allowance for product returns	714	250	335	629
Allowance for excess and obsolescence	7,083	13,880	6,165	14,798
Deferred tax asset valuation allowance	1,106	3,833	23	4,916
For the year ended December 31, 2015:
Allowance for doubtful accounts	818	1,037	401	1,454
Allowance for product returns	525	531	342	714
Allowance for excess and obsolescence	5,112	5,390	3,419	7,083
Deferred tax asset valuation allowance	959	197	50	1,106

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 2, 2018	RTI SURGICAL, INC.

	By:	/s/ Camille I. Farhat
Camille I. Farhat
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Camille I. Farhat Camille I. Farhat	President and Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2018

/s/ Jonathon M. Singer Jonathon M. Singer	Chief Financial and Administrative Officer, Corporate Secretary (Principal Financial and Chief Accounting Officer)	March 2, 2018

/s/ Curt M. Selquist Curt M. Selquist	Chairman	March 2, 2018

/s/ Peter F. Gearen Peter F. Gearen	Vice Chairman	March 2, 2018

/s/ Thomas A. McEachin Thomas A. McEachin	Director	March 2, 2018

/s/ Mark D. Stolper Mark D. Stolper	Director	March 2, 2018

/s/ Christopher R. Sweeney Christopher R. Sweeney	Director	March 2, 2018

/s/ Paul G. Thomas Paul G. Thomas	Director	March 2, 2018

/s/ Nicholas J. Valeriani Nicholas J. Valeriani	Director	March 2, 2018

/s/ Shirley A. Weis Shirley A. Weis	Director	March 2, 2018