Form 10-Q
period 2018-03-31
RTI SURGICAL, INC.
filed 2018-05-04
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Shares of common stock, $0.001 par value, outstanding on April 27, 2018: 63,427,161

RTI SURGICAL, INC.

FORM 10-Q For the Quarter Ended March 31, 2018

Part I Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$13,812	$22,381
Accounts receivable - less allowances of $1,605 at March 31, 2018 and $1,471 at December 31, 2017	41,594	35,081
Inventories - net	106,694	111,927
Prepaid and other current assets	16,192	16,285

Total current assets	178,292	185,674
Property, plant and equipment - net	79,150	79,564
Deferred tax assets - net	11,929	9,575
Goodwill	65,254	46,242
Other intangible assets - net	24,163	23,070
Other assets - net	1,806	1,781

Total assets	$360,594	$345,906

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$14,740	$18,252
Accrued expenses	22,890	25,610
Current portion of deferred revenue	4,944	4,868
Current portion of short and long-term obligations	4,268	4,268

Total current liabilities	46,842	52,998
Long-term obligations - less current portion	57,009	42,076
Other long-term liabilities	5,131	1,431
Deferred revenue	4,448	3,741

Total liabilities	113,430	100,246
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	64,935	63,923
Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 63,401,208 and 62,694,441 shares issued and outstanding, respectively	63	63
Additional paid-in capital	430,014	429,459
Accumulated other comprehensive loss	(5,936)	(6,329)
Accumulated deficit	(237,159)	(237,066)
Less treasury stock, 1,195,901 and 1,114,071 shares, respectively, at cost	(4,753)	(4,390)

Total stockholders’ equity	182,229	181,737

Total liabilities and stockholders’ equity	$360,594	$345,906

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands, except share and per share data)

	Three months ended
	March 31,
	2018	2017
Revenues	$69,890	$69,939
Costs of processing and distribution	36,208	34,160

Gross profit	33,682	35,779

Expenses:
Marketing, general and administrative	28,389	29,671
Research and development	3,421	3,688
Severance and restructuring costs	884	4,403
Asset impairment and abandonments	129	—
Acquisition and integration expenses	800	—

Total operating expenses	33,623	37,762

Operating income (loss)	59	(1,983)

Other (expense) income:
Interest expense	(835)	(819)
Interest income	11	—
Foreign exchange gain	49	20

Total other expense - net	(775)	(799)

Loss before income tax (provision) benefit	(716)	(2,782)
Income tax (provision) benefit	(249)	910

Net loss	(965)	(1,872)

Convertible preferred dividend	(966)	(910)

Net loss applicable to common shares	(1,931)	(2,782)

Other comprehensive gain:
Unrealized foreign currency translation gain	393	320

Comprehensive loss	$(1,538)	$(2,462)

Net loss per common share - basic	$(0.03)	$(0.05)

Net loss per common share - diluted	$(0.03)	$(0.05)

Weighted average shares outstanding - basic	63,150,009	58,495,796

Weighted average shares outstanding - diluted	63,150,009	58,495,796

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2017	$63	$429,459	$(6,329)	$(237,066)	$(4,390)	$181,737
Accumulated effect of adoption of the revenue recognition standard	—	—	—	872	—	—
Net loss	—	—	—	(965)	—	(965)
Foreign currency translation adjustment	—	—	393	—	—	393
Exercise of common stock options	—	287	—	—	—	287
Stock-based compensation	—	1,280	—	—	—	1,280
Purchase of treasury stock	—	—	—	—	(363)	(363)
Amortization of preferred stock Series A issuance costs	—	(46)	—	—	—	(46)
Preferred stock Series A dividend	—	(966)	—	—	—	(966)

Balance, March 31, 2018	$63	$430,014	$(5,936)	$(237,159)	$(4,753)	$182,229

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(965)	$(1,872)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	3,584	3,568
Provision for bad debts and product returns	149	344
Provision for inventory write-downs	2,641	1,789
Amortization of deferred revenue	(1,217)	(1,274)
Deferred income tax provision	(38)	(1,085)
Stock-based compensation	1,280	834
Other	409	114
Change in assets and liabilities:
Accounts receivable	(3,112)	4,905
Inventories	2,127	734
Accounts payable	(3,513)	108
Accrued expenses	(3,877)	579
Deferred revenue	2,000	2,000
Other operating assets and liabilities	(917)	(1,167)

Net cash (used in) provided by operating activities	(1,449)	9,577

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,118)	(3,283)
Patent and acquired intangible asset costs	(330)	(319)
Acquisition of Zyga Technology	(21,000)	—

Net cash used in investing activities	(23,448)	(3,602)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,394	108
Proceeds from long-term obligations	20,000	2,000
Payments on long-term obligations	(5,125)	(4,250)
Other financing activities	—	(142)

Net cash provided by (used in) financing activities	16,269	(2,284)

Effect of exchange rate changes on cash and cash equivalents	59	58

Net (decrease) increase in cash and cash equivalents	(8,569)	3,749
Cash and cash equivalents, beginning of period	22,381	13,849

Cash and cash equivalents, end of period	$13,812	$17,598

Supplemental cash flow disclosure:
Cash paid for interest	$600	$1,458
Non-cash acquisition of property, plant and equipment	157	2,234
Increase in accrual for dividend payable	966	910

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Operations and Organization

RTI Surgical is a global surgical implant company that designs, develops, manufactures and distributes biologic, metal and synthetic implants. The Company’s implants are used in orthopedic, spine, sports medicine, general surgery, trauma and other surgical procedures to repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. The Company manufactures metal and synthetic implants and processes donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using its proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. The Company processes tissue at its facilities in Alachua, Florida and Neunkirchen, Germany and manufactures metal and synthetic implants in Marquette, Michigan and Greenville, North Carolina. The Company is accredited in the U.S. by the American Association of Tissue Banks and the Company is a member of AdvaMed. The Company’s implants are distributed directly to hospitals and free-standing surgery centers throughout the U.S. and in more than 40 countries worldwide with the support of both its and third-party representatives as well as through larger purchasing companies.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The condensed consolidated financial statements include the accounts of RTI Surgical, Inc. and its wholly owned subsidiaries, Pioneer Surgical Technology, Inc. (“Pioneer”), Tutogen Medical, Inc. (“TMI”), Zyga Technology, Inc. (“Zyga”), RTI Surgical, Inc. – Cardiovascular (inactive), Biological Recovery Group, Inc. (inactive) and RTI Services, Inc. (inactive). The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity.

3. Recently Issued Accounting Standards

Compensation—Stock Compensation — In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) 2017-09, “Compensation—Stock Compensation” (Topic 718): Scope of Modification Accounting. The requirement provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. For public business entities, this ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU 2017-09 on January 1, 2018 and it did not have an impact on its condensed consolidated financial statements.

Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets — In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets” (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU requires all entities to derecognize a business or nonprofit activity in accordance with Topic 810, and requires that all entities derecognize an equity method investment in accordance with Topic 860. The amendments in this ASU eliminate the scope exceptions, and simplifies GAAP. This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company adopted ASU 2017-05 on January 1, 2018 and it did not have an impact on its condensed consolidated financial statements.

Business Combinations – Clarifying the Definition of a Business — In January 2017, FASB issued ASU No. 2017-01, “Business Combinations – Clarifying the Definition of a Business” (Topic 805) (“ASU No. 2017-01”). ASU 2017-01 provides a framework to use in determining when a set of assets and activities is a business. ASU 2017-01 provides more consistency in applying the business combination guidance, reduces the costs of application, and makes the definition of a business more operable. ASU 2017-01 is effective for interim and annual periods within those annual periods beginning after December 15, 2017. The Company adopted ASU 2017-01 on January 1, 2018 and it did not have an impact on its condensed consolidated financial statements.

Revenue from Contracts with Customers — On January 1, 2018, the Company adopted a new accounting standard issued by the FASB on revenue recognition using the modified retrospective method. This new accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific guidance from GAAP. The core principle of the new accounting standard is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the adoption of this new accounting standard resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new accounting standard was applied to all contracts, apart from contracts for which all or substantially all revenue was recognized before January 1, 2018. Additionally, the Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation.

Adoption Impact

The Company identified three contracts which previously resulted in revenue recognition occurring at the time of shipment; however, under the new revenue recognition standard, the Company is required to recognize revenue over time. The assessment of our January 1, 2018, condensed consolidated balance sheet under ASC Topic 606 resulted in a cumulative-effect adjustment to opening retained earnings, unbilled accounts receivable and costs incurred for inventory.

The effects of the adoption under ASC Topic 606 are outlined in the following table:

	Year Ended December 31, 2017	Impact	January 1, 2018
Accounts receivable	$35,081	$2,904	$37,985
Inventories - net	111,927	(1,766)	110,161
Deferred tax assets	9,575	(266)	9,309
Accumulated deficit	(237,066)	872	(236,194)

The impact of adoption of Topic 606 to the Company’s condensed consolidated statements of comprehensive loss for the three months ended March 31, 2018 was as follows:

	As Reported	Excluding Impact of Topic 606
Total revenues	$69,890	$68,571
Cost of processing and distribution	36,208	35,565
Income tax provision	(249)	(37)
Net loss	(1,931)	(2,395)

Disaggregation of revenue

The Company operates in one reportable segment composed of four lines of business. Effective January 1, 2018, the reporting of the Company’s lines of business are composed primarily of four categories: spine; sports; original equipment manufacturer (“OEM”) and international. The following table presents revenues from these four categories for the three months ended March 31, 2018:

For the Three Months Ended March 31, 2018
Revenues:
Spine	$19,263
Sports	13,435
OEM	30,120
International	7,072

Total revenues from contracts with customers	$69,890

The following table presents revenues recognized at a point in time and over time for the three months ended March 31, 2018:

For the Three Months Ended March 31, 2018
Revenue recognized at a point in time	$60,163
Revenue recognized over time	9,727

Total revenues from contracts with customers	$69,890

Performance Obligations

The Company’s performance obligations consist mainly of transferring control of implants identified in the contracts.

Some of the Company’s contracts offer assurance-type warranties in connection with the sale of a product to a customer. Assurance-type warranties provide a customer with assurance that the related product will function as the parties intended because it complies with agreed-upon specifications. Such warranties do not represent a separate performance obligation and are not material to the condensed consolidated financial statements.

When Performance Obligations Are Satisfied

The Company typically transfers control at a point in time upon shipment or delivery of the implants for direct sales, or upon implantation for sales of consigned inventory. The customer is able to direct the use of, and obtain substantially all of the benefits from, the implant at the time the implant is shipped, delivered, or implanted, respectively based on the terms of the contract.

For performance obligations related to the aforementioned three contracts with exclusively built inventory clauses, the Company typically satisfies its performance obligations evenly over the contract term as inventory is built. Such exclusively manufactured inventory has no alternative use and the Company has an enforceable right to payment for performance to date. The Company uses the input method to measure the manufacturing activities completed to date, which depicts the progress of the Company’s performance obligation of transferring control of exclusively built inventory.

For the contracts with upfront and annual exclusivity fees, revenue related to those fees is recognized over the contract term following a consistent method of measuring progress towards satisfaction of the performance obligation. The Company uses the method and measure of progress that best depicts the transfer of control to the customer of the goods or services to date relative to the remaining goods or services promised under the contract.

Significant Payment Terms

The contract with the customer states the final terms of the sale, including the description, quantity, and price of each implant distributed. Payment for OEM contracts is typically due in full within 30 days of delivery or the start of the contract term. For the remaining lines of business, payment terms are typically due in full within 30 to 60 days of delivery. The Company performs a review of each specific customer’s credit worthiness and ability to pay prior to acceptance as a customer. Further, the Company performs periodic reviews of its customers’ creditworthiness prospectively. Since the customer agrees to a stated price in the contract that does not vary over the contract, the majority of contracts do not contain variable consideration.

Nature of Goods and Services

The Company distributes biologic, metal and synthetic implants. In some instances, the Company also enters into contracts with customers for the exclusive built of implants based on customer specifications.

Returns

In the normal course of business, the Company does accept product returns. The amount of consideration the Company ultimately receives varies depending upon the return terms that the Company may offer, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The Company establishes provisions for estimated returns based on historical experience. The amount recorded on the Company’s balance sheets for product return allowance was $1,125 million and $1,110 million at March 31, 2018 and December 31, 2017, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying condensed financial statements.

Critical Accounting Estimates

Estimates are used to determine the amount of variable consideration in contracts, and the measure of progress for contracts where revenue is recognized over time. The Company reviews and updates these estimates regularly. Our contracts generally do not include multiple performance obligations, and accordingly do not generally require estimates of the standalone selling price for each performance obligation.

Some contracts with customers include variable consideration primarily related to volume rebates. The Company estimates variable consideration at the most likely amount to determine the total consideration which the Company expects to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available.

Contract Asset and Liability

The opening and closing balances of the Company’s accounts receivable, contract asset and current and long-term contract liability are as follows:

			Contract
		Contract	Liability
	Accounts	Liability	(Long-
	Receivable	(Current)	Term)
Opening 1/1/2018	$37,985	$4,868	$3,741
Closing 3/31/2018	41,594	4,944	4,448

Increase/(decrease)	3,609	76	707

Contract liabilities consists primarily of deferred revenue arising from upfront and annual exclusivity fees. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the Company’s performance of the Company’s contractual obligations over time. The Company recognizes sales commissions as incurred since the amortization period is less than one year. The Company does not incur other incremental costs of obtaining a contract with a customer, and therefore, does not have material contract assets, or impairment losses associated therewith. Revenue recognized for the three months ended March 31, 2018 from amounts included in contract liabilities at the beginning of the period was $1,217.

4. Acquisition of Zyga Technology, Inc.

On January 4, 2018, the Company acquired Zyga Technology, Inc. (“Zyga”), a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21,000, borrowing $18,000 on our revolving credit facility and funded the remaining $3,000 through cash on hand, $1,000 contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to $35,000. Based on a probability weighted model the Company estimates a contingent liability related to the clinical milestone and revenue based earnout of $3,700. Acquisition related costs were approximately $1,430, of which approximately $800 was incurred during 2018 and is reflected separately in the accompanying Condensed Consolidated Statements of Comprehensive Loss.

The Company has accounted for the acquisition of Zyga under ASC 805, Business Combinations. Zyga’s results of operations are included in the condensed consolidated financial statements for periods ending after January 4, 2018, the acquisition date.

The purchase price was financed as follows:

(In thousands)
Cash proceeds from revolving credit facility	$18,000
Cash from RTI Surgical	3,000

Total purchase price	$21,000

The valuation of the acquired assets and liabilities is not yet complete, and as such, the Company has not yet finalized its allocation of the purchase price for the acquisition. The table below represents an allocation of the total consideration to Zyga’s tangible and intangible assets and liabilities based on management’s preliminary estimate of their respective fair values as of January 4, 2018.

(In thousands)
Inventories	$1,049
Accounts receivable	573
Other current assets	53
Property, plant and equipment	151
Other assets	26
Deferred tax assets	2,824
Current liabilities	(988)
Acquisition contingencies	(3,700)

Net tangible assets acquired	(12)
Other intangible assets	2,000
Goodwill	19,012

Total net assets acquired	$21,000

Total net assets acquired as of January 4, 2018, are all part of the Company’s only operating segment. Fair values are based on management’s preliminary estimates and assumptions including variations of the income approach, the cost approach and the market approach. Other intangible assets include patents, trademarks, and selling and marketing relationships.

The Company believes that the acquisition of Zyga has offered and continues to offer the potential for substantial strategic and financial benefits. The transaction further advances our strategic transformation focused on reducing complexity, driving operational excellence and accelerating growth. The Company believes the acquisition will enhance stockholder value through, among other things, enabling the Company to capitalize on the following strategic advantages and opportunities:

•	Zyga’s innovative minimally invasive treatment should accentuate our robust spine portfolio and opens significant opportunities to accelerate our Spine-focused expansion strategy.

•	Zyga should leverage the core competencies of our Spine franchise by pursuing niche differentiated products, to gain scale and customer retention and support portfolio pull-through.

These potential benefits resulted in the Company paying a premium for Zyga resulting in the recognition of goodwill. The $19,012 of goodwill was assigned to the Company’s only operating segment and reporting unit.

The amount of Zyga’s revenues and net loss since the January 4, 2018 acquisition date, included in the Company’s Condensed Consolidated Statement of Comprehensive Loss for the quarter ended March 31, 2018, excluding acquisition related costs of approximately $800, are $1,160 and $760, respectively.

The following unaudited pro forma information shows the results of the Company’s operations as though the acquisition had occurred as of the beginning of that period (in thousands, except per share data):

	For the Three Months Ended March 31,
	2018	2017
Revenues	$1,212	$1,086
Net loss applicable to common shares	(827)	(1,211)
Basic net loss per share	(0.01)	(0.02)
Diluted net loss per share	(0.01)	(0.02)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future. These amounts exclude costs incurred which are directly attributable to the acquisition, and which do not have a continuing impact on the combined companies’ operating results.

The Company is currently completing its analysis of the purchase price allocation which it expects to complete by December 31, 2018.

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

Stock Options

As of March 31, 2018, there was $3,750 of total unrecognized stock-based compensation related to nonvested stock options. The expense related to these stock options is expected to be recognized over a weighted-average period of 2.22 years.

Stock options outstanding, exercisable and available for grant at March 31, 2018, are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at January 1, 2018	4,692,037	$3.86
Granted	596,100	4.25
Exercised	(82,453)	3.49
Forfeited or expired	(296,949)	5.81

Outstanding at March 31, 2018	4,908,735	$3.80	6.46	$4,282

Vested or expected to vest at
March 31, 2018	4,435,091	$3.78	6.28	$3,940

Exercisable at March 31, 2018	1,310,463	$3.95	4.47	$1,039

Available for grant at March 31, 2018	721,335

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price.

Other information concerning stock options are as follows:

	For the Three Months Ended March 31,
	2018	2017
Weighted average fair value of stock options granted	$2.02	$1.51
Aggregate intrinsic value of stock options exercised	89	23

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.

Restricted Stock Awards

The value of restricted stock awards is determined by the market value of the Company’s common stock at the date of grant. For the three months ended March 31, 2018, restricted stock awards in the amount of 540,327 shares and 141,176 shares were granted to employees and non-employee directors, respectively. As of March 31, 2018, there was $5,402 of total unrecognized stock-based compensation related to unvested restricted stock awards. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.95 years. The following table summarizes information about unvested restricted stock awards as of March 31, 2018:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at January 1, 2018	1,133,524	$4.15
Granted	681,503	4.21
Vested	(199,896)	3.63
Forfeited	(27,035)	4.36

Unvested at March 31, 2018	1,588,096	$4.24

For the three months ended March 31, 2018 and 2017, the Company recognized stock-based compensation as follows:

	For the Three Months Ended March 31,
	2018	2017
Stock-based compensation:
Costs of processing and distribution	$33	$23
Marketing, general and administrative	1,232	802
Research and development	15	9

Total	$1,280	$834

6. Net Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Months Ended March 31,
	2018	2017
Basic shares	63,150,009	58,495,796
Effect of dilutive securities: Stock options	—	—

Diluted shares	63,150,009	58,495,796

For the three months ended March 31, 2018 and 2017, approximately 3,341,996 and 4,469,999, respectively, of issued stock options were not included in the computation of diluted net income per common share because they were anti-dilutive because their exercise price exceeded the market price. For the three months ended March 31, 2018 and 2017, options to purchase 577,046 and 303,971, respectively, of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into this calculation when a net loss is reported.

For the three months ended March 31, 2018, 50,000 shares of convertible preferred stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net (loss) income per common share.

7. Inventories

Inventories by stage of completion are as follows:

	March 31, 2018	December 31, 2017
Unprocessed tissue, raw materials and supplies	$20,914	$22,071
Tissue and work in process	39,080	40,481
Implantable tissue and finished goods	46,700	49,375

	$106,694	$111,927

For the three months ended March 31, 2018 and 2017, the Company had inventory write-downs of $2,641 and $1,789, respectively, relating primarily to product obsolescence. For the three months ended March 31, 2018, $1,023 of product obsolescence was due to the rationalization of our international distribution infrastructure.

8. Prepaid and Other Current Assets

Prepaid and Other Current Assets are as follows:

	March 31, 2018	December 31, 2017
Income tax receivable	$9,792	$9,825
Receivable for executive stock option exercise	—	1,234
Other	6,400	5,226

	$16,192	$16,285

9. Property, Plant and Equipment

Property, plant and equipment are as follows:

	March 31, 2018	December 31, 2017
Land	$2,027	$2,020
Buildings and improvements	58,351	57,954
Processing equipment	44,175	44,137
Surgical instruments	21,913	21,256
Office equipment, furniture and fixtures	1,168	1,352
Computer equipment and software	19,340	19,332
Construction in process	6,716	5,980

	153,690	152,031
Less accumulated depreciation	(74,540)	(72,467)

	$79,150	$79,564

For the three months ended March 31, 2018 and 2017, the Company had depreciation expense in connection with property, plant and equipment of $2,623 and $2,672, respectively.

10. Goodwill

Goodwill acquired during the first quarter of 2018 includes the excess of the Zyga purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed.

	March 31, 2018	December 31, 2017
Balance at January 1	$46,242	$54,887
Goodwill acquired related to Zyga acquisition	19,012	—
Goodwill disposed of related to sale of Cardiothoracic closure business	—	8,645

Balance at March 31	$65,254	$46,242

11. Other Intangible Assets

Other intangible assets are as follows:

	March 31, 2018		December 31, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$11,190	$4,879	$11,373	$4,890
Acquired licensing rights	14,747	9,326	14,747	9,097
Marketing and procurement intangible assets	22,620	10,189	20,603	9,666

Total	$48,557	$24,394	$46,723	$23,653

Marketing and procurement intangible assets include the following: procurement contracts, trademarks, selling and marketing relationships, customer lists and non-compete agreements.

For the three months ended March 31, 2018 and 2017, the Company had amortization expense of other intangible assets of $961 and $896, respectively. At March 31, 2018, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense
2018	$2,925
2019	3,900
2020	3,800
2021	3,800
2022	3,700
2023	1,100

12. Accrued Expenses

Accrued expenses are as follows:

	March 31,	December 31,
	2018	2017
Accrued compensation	$4,428	$8,257
Accrued severance and restructuring costs	2,762	3,279
Accrued executive transition costs	1,859	2,300
Accrued distributor commissions	3,710	3,889
Accrued donor recovery fees	5,428	4,144
Other	4,703	3,741

	$22,890	$25,610

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

13. Short and Long-Term Obligations

Short and long-term obligations are as follows:

	March 31,	December 31,
	2018	2017
Term loan	$23,125	$24,250
Revolving Credit facility	38,500	22,500
Less unamortized debt issuance costs	(348)	(406)

Total	61,277	46,344
Less current portion	(4,268)	(4,268)

Long-term portion	$57,009	$42,076

The Company entered into a Third Amended and Restated Loan Agreement, dated as of August 3, 2017 (the “2017 Loan Agreement”), among the Company, TD Bank, N.A. and First Tennessee Bank National Association, as Lenders (together with the various financial institutions as in the future may become parties thereto, the “Lenders”), and TD Bank, N.A., as administrative agent for the Lenders. The 2017 Loan Agreement represents a modification of the Second Amended and Restated Loan Agreement dated July 16, 2013, between the Company, TD Bank, N.A. and Regions Bank (as amended, the “2013 Loan Agreement”).

The 2017 Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”), in the aggregate principal amount of $42,500 which is unchanged from the final Amendment to the 2013 Loan Agreement. The Company used $22,000 of the proceeds from the sale of the Cardiothoracic closure business (the “CT Business”) to partially pay down amounts owed under the 2013 Loan Agreement, and $10,000 to pay down amounts owed under the Revolving Credit Facility. Subsequent to the pay down, the outstanding principal balance on the 2013 Loan Agreement Term Loan amounted to $25,375 which became the principal amount of the 2017 Loan Agreement (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Facility”). The Facility is secured by substantially all the assets of the Company and its domestic subsidiaries and is guaranteed by the Company’s domestic subsidiaries, as well as 65% of the stock of the Company’s foreign subsidiaries.

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

At March 31, 2018, the interest rate for the Term Loan and Revolving Credit Facility is 5.16%. As of March 31, 2018, there was $38,500 outstanding on the Revolving Credit Facility. The Term Loan Facility requires aggregate principal payments of $5,625 from April 1, 2018 through June 30, 2019, with a final balloon principal payment of $17,500 on September 15, 2019. The 2017 Loan agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, as well as payment of dividends, while requiring a minimum cash balance on hand of $10,000 and certain financial covenant ratios.

The total available credit on the Revolving Credit Facility at March 31, 2018 was $4,000. The Company’s ability to access its Revolving Credit Facility is subject to and can be limited by the Company’s compliance with the Company’s financial and other covenants. The Company was in compliance with the financial covenants related to its Revolving Credit Facility as of March 31, 2018.

For the three months ended March 31, 2018 and 2017, interest expense associated with the amortization of debt issuance costs was $58 and $112, respectively.

As of March 31, 2018, contractual maturities of the Term Loan net of debt issuance costs, and the Revolving Credit Facility are as follows:

	Term Loan	Revolving Credit Facility	Total
2018	$3,201	$—	$3,201
2019	19,576	38,500	58,076

	$22,777	$38,500	$61,277

14. Other long-term liabilities

Other long-term liabilities are as follows:

	March 31,	December 31,
	2018	2017
Acquisition contingencies	$3,700	$
Other	1,431	1,431

	$5,131	$1,431

Acquisition contingencies represent the Company’s preliminary fair value estimate of the Zyga acquisition clinical milestone and revenue earnout contingencies.

15. Income Taxes

The Company expects its deferred tax assets of $11,929, net of the valuation allowance at March 31, 2018 of $7,672, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

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

In addition, beginning in 2018, the Tax Legislation includes a global intangible low-taxed income (“GILTI”) provision, which as currently interpreted by the Company, requires a tax on foreign earnings in excess of a deemed return on tangible assets of foreign subsidiaries. The Company has elected an accounting policy to account for GILTI as a period cost if incurred, rather than recognizing deferred taxes for temporary basis differences expected to reverse as a result of GILTI. Other provisions of the Tax Legislation continue to be assessed.

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

In connection with our initial analysis of the impact of the Tax Legislation, the Company has recorded provisional tax expense of $2,187 in the period ending December 31, 2017. This provisional tax expense consists of $1,436 to revalue the Company’s deferred tax assets using the reduced corporate tax rate and $751 related to the transition tax. Given the complexity of the Tax Legislation and anticipated guidance from the U.S. Treasury about implementing the Tax Legislation, the Company’s analysis and accounting for the income tax effects of the Tax

Legislation is preliminary. The amounts recorded by the Company to revalue its deferred tax assets and impact of the transition tax are estimates. The Company has not fully completed its analysis of certain aspects of the Tax Legislation that could result in adjustments to the revaluation of the Company’s deferred tax assets, and its analysis and calculation of foreign earnings subject to the transition tax. Upon completion of the Company’s analysis, these estimates may be adjusted through income tax expense in the consolidated financial statement.

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

On a rolling three-year basis, the Company’s consolidated U.S. operations are in a cumulative income position. However, one U.S. entity (“Entity”) is in a three-year cumulative loss position. Future taxable income exclusive of reversing temporary differences and carryforwards is one source of taxable income available that can be used to realize tax benefits. During 2017, the Company undertook various cost reduction activities to reduce complexity and increase operational excellence within the organization. The Entity anticipates generating significant cost savings from the various cost reduction activities. After adjusting the Entity’s cumulative losses to include the projected costs savings, the Entity’s operations project future profits sufficient to utilize the Entity’s separate state deferred tax assets before expiration. The Company considers this objectively verifiable evidence that all its U.S. deferred tax assets are more likely than not realizable.

The Company’s foreign operation is in a three-year cumulative loss position. As a result, the Company has recorded a full valuation allowance on its foreign subsidiary’s deferred tax assets.

As such, valuation allowances of $7,672 and $7,258 have been established at March 31, 2018 and December 31, 2017, respectively, against a portion of the deferred tax assets.

The Company will continue to regularly assess the realizability of our deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

The Company’s 2015 U.S. federal income tax return is under examination by the Internal Revenue Service (“IRS”). During the three months ended March 31, 2018, the Company received a noticed of proposed adjustment. The proposed adjustment does not materially impact the Company’s condensed consolidated financial statements.

16. Preferred Stock

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

Preferred stock is as follows:

	Preferred Stock Liquidation Value	Preferred Stock Issuance Costs	Net Total
Balance at January 1, 2018	$64,399	$(476)	$63,923
Accrued dividend payable	966	—	966
Amortization of preferred stock issuance costs	—	46	46

Balance at March 31, 2018	$65,365	$(430)	$64,935

17. Severance and Restructuring Costs

The Company recorded severance and restructuring costs related to the reduction of our organizational structure which resulted in $884 of expenses for the three months ended March 31, 2018. Severance and restructuring payments are made to terminated employees over periods ranging from one month to twelve months and are not expected to have a material impact on cash flows of the Company in any quarterly period. The following table includes a roll-forward of severance and restructuring costs included in accrued expenses, see Note 12.

Accrued severance and restructuring costs at January 1, 2018	$3,279
Severance and restructuring costs accrued in 2018	884

Subtotal severance and restructuring costs	4,163
Severance and restructuring cash payments	(1,401)

Accrued severance and restructuring costs at March 31, 2018	$2,762

18. Executive Transition Costs

The Company recorded Chief Executive Officer retirement and transition costs related to the retirement of our former Chief Executive Officer pursuant to the Executive Transition Agreement dated August 29, 2012 (as amended and extended to date), which resulted in $4,404 of expenses for the year ended December 31, 2016. The total Chief Executive Officer retirement and transition costs are expected to be paid in full prior to the first quarter of 2019. In addition, the Company recorded executive transition costs of $2,781 as a result of hiring a new Chief Executive Officer and Chief Financial and Administrative Officer for the year ended December 31, 2017. The total executive transition costs, of which $1,169 is cash basis is expected to be paid in full in 2018. The following table includes a roll-forward of executive transition costs included in accrued expenses, see Note 12.

Accrued executive transition costs at January 1, 2018	2,300
Cash payments	(441)

Accrued executive transition costs at March 31, 2018	$1,859

19. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2018, will have a material adverse impact on its financial position or results of operations.

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

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”)

resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of March 31, 2018, there are a cumulative total of 1,196 Indemnified Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

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

21. Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment composed of four lines of business. Effective January 1, 2018, the reporting of the Company’s lines of business are composed primarily of four categories: spine; sports; original equipment manufacturer (“OEM”) and international. The Company’s previous lines of business were composed of: spine; sports medicine and orthopedics; surgical specialties; cardiothoracic; international; and OEM. Effective January 1, 2018, the other revenues category is included in the OEM line of business. The prior year comparable revenue information has been restated to conform to the current year presentation. The Company believes that the change in the reporting of the Company’s lines of business is aligned with our focused strategy of reducing complexity and better understanding of our lines of business. Additionally, on August 3, 2017, we completed the sale of substantially all of the assets related to our CT Business to A&E Advanced Closure Systems, LLC (a subsidiary of A&E Medical Corporation) (“A&E”). In connection with the CT Business sale, we entered into a multi-year Contract Manufacturing Agreement with A&E whereby we continue to support the CT Business under A&E’s ownership through the manufacturing of existing products, which generates revenue for our OEM business. Discrete financial information is not available for these four lines of business. The following table presents revenues from these four categories for the three months ended March 31, 2018 and 2017, respectively:

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Spine	$19,263	$20,338
Sports	13,435	14,676
OEM	30,120	25,142
International	7,072	6,632
Cardiothoracic	—	3,151

Total revenues from contracts with customers	$69,890	$69,939

The following table presents percentage of total revenues derived from the Company’s largest distributors:

	For the Three Months Ended March 31,
	2018	2017
Percent of revenues derived from:
Distributor
Zimmer Biomet Holdings, Inc.	21%	14%
Medtronic, PLC	8%	8%
DePuy Synthes	5%	4%

The following table presents property, plant and equipment—net by significant geographic location:

	March 31, 2018	December 31, 2017
Property, plant and equipment - net:
Domestic	$72,911	$73,363
International	6,239	6,201

Total	$79,150	$79,564

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Relating to Forward Looking Statements

Information contained in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “requires,” “hopes,” “assumes” or comparable terminology, or by discussions of strategy. There can be no assurance that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017 or in subsequent Quarterly Reports on Form 10-Q (including this one), constitute cautionary statements which identify some of the factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

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

Domestic distributions and services accounted for 90% of total revenues in the first three months of 2018. Most of our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities through a direct distribution force and through various OEM relationships.

International distributions and services accounted for 10% of total revenues in the first three months of 2018. Our implants are distributed in over 40 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

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

In line with our strategy, on January 4, 2018, the Company acquired Zyga Technology, Inc. (“Zyga”), a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21.0 million in upfront cash, $1.0 million contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to $35.0 million. The initial cash payment was funded through $18.0 million in cash proceeds from the Company’s Revolving Credit Facility and $3.0 million in cash on hand.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2017 Annual Report on Form 10-K except for the adoption of the new standard related to revenue recognition, as described in Note 3 to the interim unaudited condensed consolidated financial statements.

Results of Operations

Consolidated Financial Results

The following table reflects revenues for the three months ended March 31, 2018 and 2017, respectively.

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenues:
Spine	$19,263	$20,338
Sports	13,435	14,676
OEM	30,120	25,142
International	7,072	6,632
Cardiothoracic	—	3,151

Total revenues	$69,890	$69,939

Three Months Ended March 31, 2018 Compared With Three Months Ended March 31, 2017

Revenues

Total revenues - Our total revenues of $69.9 million for the three months ended March 31, 2018 was comparable to the three months ended March 31, 2017. Excluding cardiothoracic revenues for the three months ended March 31, 2017, our total revenues increased $3.1 million, or 4.6%, primarily due to timing of delivery to certain OEM distributors, primarily in the dental and trauma markets.

Spine - Revenues from spine implants decreased $1.1 million, or 5.3%, to $19.3 million for the three months ended March 31, 2018, compared to $20.3 million for the three months ended March 31, 2017. Spine revenues decreased primarily as a result of decreased distributions of our map3® and nanOss® implants.

Sports - Revenues from sports allografts decreased $1.2 million, or 8.5%, to $13.4 million for the three months ended March 31, 2018, compared to $14.7 million for the three months ended March 31, 2017. Sports revenues decreased primarily as a result of decreased distributions of our BioCleanse® processed tendons.

OEM - Revenues from OEM increased $5.0 million, or 19.8%, to $30.1 million for the three months ended March 31, 2018, compared to $25.1 million for the three months ended March 31, 2017. OEM revenues increased primarily as a result of higher orders and due to timing of delivery to certain OEM distributors, primarily in the dental and trauma markets.

International - Revenues from international include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $440,000, or 6.6%, to $7.1 million for the three months ended March 31, 2018, compared to $6.6 million for the three months ended March 31, 2017. International revenues increased primarily as a result of higher distributions in Europe due to a strengthened and focused distribution channel.

Cardiothoracic - On August 3, 2017, we completed the sale of substantially all of the assets related to our Cardiothoracic closure business (the “CT Business”) to A&E Advanced Closure Systems, LLC (a subsidiary of A&E Medical Corporation) (“A&E”). Additionally, we have entered into a multi-year Contract Manufacturing Agreement with A&E whereby we continue to support the CT Business under A&E’s ownership through the manufacturing of existing products, which generates revenue for our OEM business.

Costs of Processing and Distribution

Costs of processing and distribution increased $2.0 million, or 6.0%, to $36.2 million for the three months ended March 31, 2018, compared to $34.2 million for the three months ended March 31, 2017. Costs of processing and distribution increased as a percentage of revenues from 48.8% for the three months ended March 31, 2017 to 51.8% for the three months ended March 31, 2018. Costs of processing and distribution as a percentage was negatively impacted by an inventory charge of $1.0 million as a result of writing-off certain obsolete quantities primarily of bone graft substitute inventory due to the rationalization of our international distribution infrastructure; preliminary purchase accounting step up adjustments to Zyga inventory of $206,000 charged to costs of processing and distribution as inventory was sold; and changes in distribution mix. Adjusted for the impact of the write-off of obsolete inventory and the purchase accounting step up, costs of processing and distribution were 50.1% for the three months ended March 31, 2018.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased $1.3 million, or 4.3%, to $28.4 million for the three months ended March 31, 2018, from $29.7 million for the three months ended March 31, 2017. The decrease was primarily due to lower variable compensation and distributor commission expenses on spine and sports revenue distributions. Marketing, general and administrative expenses decreased as a percentage of revenues from 42.4% for the three months ended March 31, 2017 to 40.6% for the three months ended March 31, 2018.

Research and Development Expenses

Research and development expenses decreased $267,000, or 7.2%, to $3.4 million for the three months ended March 31, 2018, from $3.7 million for the three months ended March 31, 2017. The decrease was primarily due to lower compensation expense. Research and development expenses decreased as a percentage of revenues from 5.3% for the three months ended March 31, 2017, to 4.9% for the three months ended March 31, 2018.

Severance and Restructuring Costs

Severance and restructuring costs related to the reduction of our organizational structure, primarily driven by rationalization of our international operating infrastructure, resulted in $884,000 of expenses for the three months ended March 31, 2018 as compared to $4.4 million of expenses for the three months ended March 31, 2017.

Acquisition and integration expenses

Acquisition and integration expenses related to the purchase of Zyga resulted in $800,000 of expenses for the three months ended March 31, 2018. There were no acquisition and integration expenses for the three months ended March 31, 2017.

Net Other Expense

Net other expense, which includes interest expense, interest income and foreign exchange gain, of $775,000 for the three months ended March 31, 2018 was comparable to the three months ended March 31, 2017.

Income Tax (Provision) Benefit

Income tax provision for the three months ended March 31, 2018, was $249,000 compared to income tax benefit of $910,000 for the three months ended March 31, 2017. Our effective tax rate for the three months ended March 31, 2018, was 34.8% compared to 32.7% for the three months ended March 31, 2017. Our effective tax rate for the three months ended March 31, 2018, was positively impacted due to the U.S. federal corporate tax rate decreasing from 35% to 21%. The U.S. federal corporate rate decreased as a result of the Tax Cuts and Jobs Act (the “Tax Legislation”) which was enacted on December 22, 2017. This positive impact was offset by a tax expense of $202,000 relating to non-deductible executive compensation and tax deficiencies from share-based payment transactions. Adjusted for the impact of the non-deductible executive compensation and tax deficiencies, our effective tax rate was 6.6% for the three months ended March 31, 2018.

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

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures that exclude certain amounts, including non-GAAP net income applicable to common shares, adjusted. The calculation of the tax effect on the adjustments between GAAP net loss applicable to common shares and non-GAAP net income applicable to common shares is based upon our estimated annual GAAP tax rate, adjusted to account for items excluded from GAAP net loss applicable to common shares in calculating non-GAAP net income applicable to common shares. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliation below:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Net loss applicable to common shares, as reported	$(1,931)	$(2,782)
Severance and restructuring costs	884	4,403
Acquisition and integration expenses	800	—
Inventory obsolescence charge	1,023	—
Inventory purchase price adjustment	206	—
Tax effect on adjustments	(493)	(1,482)

Non-GAAP net income applicable to common shares, adjusted	$489	$139

The following is an explanation of the adjustments that management excluded as part of the non-GAAP measures for the three months ended March 31, 2018 and 2017, as well as the reasons for excluding the individual items:

Severance and restructuring costs – This adjustment represents costs relating to the reduction of our organizational structure. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Acquisition and integration expenses – This adjustment represents charges relating to acquisition and integration expenses due to the purchase of Zyga. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Inventory obsolescence charge – This adjustment represents charges relating to inventory obsolescence due to the rationalization of our international distribution infrastructure. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Inventory purchase price adjustment – This adjustment represents the purchase price effects of acquired Zyga inventory that was sold during the three months ended March 31, 2018. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Liquidity and Capital Resources

Our working capital at March 31, 2018, decreased $1.2 million to $131.5 million from $132.7 million at December 31, 2017, primarily as a result of the purchase of Zyga. We acquired Zyga for $21.0 million in upfront cash borrowing $18.0 million on our revolving credit facility and funded the remaining $3.0 million through cash on hand.

At March 31, 2018, we had 54 days of revenues outstanding in trade accounts receivable, an increase of 8 days compared to December 31, 2017. The increase was due to lower cash receipts from customers than shipments and corresponding billings to customers during the three months ended March 31, 2018.

At March 31, 2018, we had 280 days of inventory on hand, a decrease of 18 days compared to December 31, 2017. The decrease in inventory days is primarily due to higher distributions and inventory obsolescence due to the rationalization of our international distribution infrastructure during the three months ended March 31, 2018. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $13.8 million of cash and cash equivalents at March 31, 2018. At March 31, 2018, our foreign subsidiaries held $1.3 million in cash. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at March 31, 2018, increased $14.9 million to $61.3 million from $46.3 million at December 31, 2017. The increase in short and long-term obligations was primarily due to the purchase of Zyga.

On January 4, 2018, the Company acquired Zyga, as discussed above under “Management Overview.”

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

The 2017 Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”), in the aggregate principal amount of $42.5 million. The Company used $22.0 million of the proceeds from the sale of the CT Business to partially pay down amounts owed under the 2013 Loan Agreement, and $10.0 million to pay down amounts owed under the Revolving Credit Facility. Subsequent to the pay down, the outstanding principal balance on the 2013 Loan Agreement Term Loan amounted to $25.4 million which became the principal amount of the 2017 Loan Agreement (the “Term Loan Facility” and, together with the Revolving Credit Facility the “Facility”). The Facility is secured by substantially all the assets of the Company and its domestic subsidiaries and is guaranteed by the Company’s domestic subsidiaries, as well as 65% of the stock of the Company’s foreign subsidiaries.

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

At March 31, 2018, the interest rate for the Term Loan and Revolving Credit Facility is 5.16%. As of March 31, 2018, there was $38.5 million outstanding on the Revolving Credit Facility. The Term Loan Facility requires aggregate principal payments of $5.6 million from April 1, 2018 through June 30, 2019, with a final balloon principal payment of $17.5 million on September 15, 2019. The 2017 Loan Agreement also contains various restrictive covenants which limit, among other things, indebtedness and liens, as well as payment of dividends, while requiring a minimum cash balance on hand of $10.0 million and certain financial covenant ratios.

The total available credit on the Revolving Credit Facility at March 31, 2018 was $4.0 million. The Company’s ability to access its Revolving Credit Facility is subject to and can be limited by the Company’s compliance with the Company’s financial and other covenants. The Company was in compliance with the financial covenants related to its Revolving Credit Facility as of March 31, 2018.

As of March 31, 2018, we believe that our working capital, together with our borrowing ability under the Revolving Credit Facility, will be adequate to fund our ongoing operations for the next twelve months.

As of March 31, 2018, we have no material off-balance sheet arrangements.

Certain Commitments.

Our long-term debt obligations and availability of credit as of March 31, 2018 are as follows:

	Outstanding	Available
	Balance	Credit
	(In thousands)
Term loan	$22,777	$—
Credit facility	38,500	4,000

Total	$61,277	$4,000

The following table provides a summary of our long-term debt obligations, operating lease obligations and other significant obligations as of March 31, 2018.

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$61,277	$3,201	$58,076	$—	$—
Operating lease obligations	2,792	1,168	1,624	—	—
Purchase obligations (1)	15,283	15,283	—	—	—
Income taxes payable	710	—	186	124	400

Total	$80,062	$19,652	$59,886	$124	$400

(1) These amounts consist of contractual obligations for capital expenditures and open purchase orders.

We were in compliance with the financial covenants related to the Revolving Credit Facility as of March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facility expose us to market risk related to changes in interest rates. As of March 31, 2018, our outstanding floating rate indebtedness totaled $61.3 million. The primary base interest rate is LIBOR. Other outstanding debt consists of fixed rate instruments. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2018. However, we can give no assurance that interest rates will not significantly change in the future.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows for the remainder of 2018. However, we can give no assurance that exchange rates will not significantly change in the future.

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

There have been no changes in our internal control over financial reporting during our last fiscal quarter that materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except that we implemented changes in our internal controls to ensure we adequately evaluate our contracts and properly assess the impact of the new accounting standard related to revenue recognition on our financial statements which was adopted on January 1, 2018.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2018 will have a material adverse impact on its financial position or results of operations.

For a further description, we refer you to Part I, Item 1, Note 19 entitled “Legal Actions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

Item 1A. Risk Factors

There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 2, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of our common stock during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	81,830	$4.44	—	—
February 1, 2018 to February 28, 2018	—	—	—	—
March 1, 2018 to March 31, 2018	—	—	—	—

Total	81,830	$4.44	—	—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of RTI Surgical, Inc.

3.2(2)	Amended and Restated Bylaws of RTI Surgical, Inc.

10.1	RTI Surgical, Inc. 2018 Incentive Compensation Plan.

10.2	Form of Incentive Stock Option Agreement (under 2018 Plan).

10.3	Form of Nonqualified Stock Option Agreement (under 2018 Plan).

10.4	Form of Restricted Stock Agreement (under 2018 Plan).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31271) filed by the Registrant on March 7, 2016.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31271) filed by the Registrant on July 11, 2016.

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

Date: May 4, 2018