Form 10-Q
period 2018-06-30
RTI SURGICAL, INC.
filed 2018-08-03
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Shares of common stock, $0.001 par value, outstanding on July 27, 2018: 63,377,839

RTI SURGICAL, INC.

FORM 10-Q For the Quarter Ended June 30, 2018

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$14,246	$22,381
Accounts receivable - less allowances of $1,661 at June 30, 2018 and $1,471 at December 31, 2017	45,576	35,081
Inventories - net	101,022	111,927
Prepaid and other current assets	8,038	16,285

Total current assets	168,882	185,674

Property, plant and equipment - net	76,838	79,564
Deferred tax assets - net	14,448	9,575
Goodwill	64,863	46,242
Other intangible assets - net	20,624	23,070
Other assets - net	1,838	1,781

Total assets	$347,493	$345,906

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$14,797	$18,252
Accrued expenses	23,914	25,610
Current portion of deferred revenue	5,020	4,868
Current portion of short and long-term obligations	—	4,268

Total current liabilities	43,731	52,998

Long-term obligations - less current portion	53,416	42,076
Other long-term liabilities	5,155	1,431
Deferred revenue	3,155	3,741

Total liabilities	105,457	100,246

Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	65,961	63,923

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 63,377,839 and 62,694,441 shares issued and outstanding, respectively	63	63
Additional paid-in capital	430,311	429,459
Accumulated other comprehensive loss	(6,850)	(6,329)
Accumulated deficit	(242,619)	(237,066)
Less treasury stock, 1,213,009 and 1,114,071 shares, respectively, at cost	(4,830)	(4,390)

Total stockholders’ equity	176,075	181,737

Total liabilities and stockholders’ equity	$347,493	$345,906

See notes to unaudited condensed consolidated financial statements.

Part I    Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$70,685	$72,120	$140,575	$142,059
Costs of processing and distribution	40,645	35,157	76,853	69,317

Gross profit	30,040	36,963	63,722	72,742

Expenses:
Marketing, general and administrative	29,266	29,496	57,655	59,167
Research and development	3,270	3,740	6,691	7,428
Severance and restructuring costs	—	3,400	884	7,803
Asset impairment and abandonments	4,515	—	4,644	—
Acquisition and integration expenses	—	—	800	—

Total operating expenses	37,051	36,636	70,674	74,398

Operating (loss) income	(7,011)	327	(6,952)	(1,656)

Other (expense) income:
Interest expense	(777)	(915)	(1,612)	(1,734)
Interest income	6	—	17	—
Loss on extinguishment of debt	(309)	—	(309)	—
Foreign exchange gain	(71)	(75)	(22)	(55)

Total other expense - net	(1,151)	(990)	(1,926)	(1,789)

Loss before income tax provision	(8,162)	(663)	(8,878)	(3,445)
Income tax benefit (provision)	2,702	(1,026)	2,453	(116)

Net loss	(5,460)	(1,689)	(6,425)	(3,561)

Convertible preferred dividend	(981)	(924)	(1,947)	(1,834)

Net loss applicable to common shares	(6,441)	(2,613)	(8,372)	(5,395)

Other comprehensive (loss) gain:
Unrealized foreign currency translation (loss) gain	(914)	1,093	(521)	1,413

Comprehensive loss	$(7,355)	$(1,520)	$(8,893)	$(3,982)

Net loss per common share - basic	$(0.10)	$(0.04)	$(0.13)	$(0.09)

Net loss per common share - diluted	$(0.10)	$(0.04)	$(0.13)	$(0.09)

Weighted average shares outstanding - basic	63,405,708	58,935,786	63,400,737	58,715,791

Weighted average shares outstanding - diluted	63,405,708	58,935,786	63,400,737	58,715,791

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2017	$63	$429,459	$(6,329)	$(237,066)	$(4,390)	$181,737
Accumulated effect of adoption of the revenue recognition standard	—	—	—	872	—	872
Net loss	—	—	—	(6,425)	—	(6,425)
Foreign currency translation adjustment	—	—	(521)	—	—	(521)
Exercise of common stock options	—	320	—	—	—	320
Stock-based compensation	—	2,570	—	—	—	2,570
Purchase of treasury stock	—	—	—	—	(440)	(440)
Amortization of preferred stock Series A issuance costs	—	(91)	—	—	—	(91)
Preferred stock Series A dividend	—	(1,947)	—	—	—	(1,947)

Balance, June 30, 2018	$63	$430,311	$(6,850)	$(242,619)	$(4,830)	$176,075

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Cash flows from operating activities:
Net loss	$(5,460)	$(1,689)	$(6,425)	$(3,561)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization expense	3,484	3,561	7,068	7,129
Provision for bad debts and product returns	345	216	494	560
Provision for inventory write-downs	8,224	1,964	10,865	3,753
Amortization of deferred revenue	(1,218)	(1,186)	(2,435)	(2,460)
Deferred income tax (benefit) provision	(2,633)	524	(2,671)	(561)
Stock-based compensation	1,290	974	2,570	1,808
Asset impairment and abandonments	4,515	—	4,644	—
Other	330	759	610	873
Change in assets and liabilities:
Accounts receivable	(4,528)	(2,777)	(7,640)	2,128
Inventories	(2,538)	(567)	(411)	167
Accounts payable	(290)	890	(3,803)	998
Accrued expenses	1,285	(1,963)	(2,592)	(1,384)
Deferred revenue	—	—	2,000	2,000
Other operating assets and liabilities	8,021	330	7,104	(837)

Net cash provided by operating activities	10,827	1,036	9,378	10,613

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,738)	(3,877)	(3,856)	(7,160)
Patent and acquired intangible asset costs	(398)	(1,526)	(728)	(1,845)
Acquisition of Zyga Technology	—	—	(21,000)	—

Net cash used in investing activities	(2,136)	(5,403)	(25,584)	(9,005)

Cash flows from financing activities:
Proceeds from exercise of common stock options	35	1,467	1,429	1,575
Proceeds from long-term obligations	54,425	2,000	74,425	4,000
Payments on long-term obligations	(61,625)	(3,125)	(66,750)	(7,375)
Other financing activities	(1,026)	—	(1,026)	(142)

Net cash (used in) provided by financing activities	(8,191)	342	8,078	(1,942)

Effect of exchange rate changes on cash and cash equivalents	(66)	102	(7)	160

Net increase (decrease) in cash and cash equivalents	434	(3,923)	(8,135)	(174)
Cash and cash equivalents, beginning of period	13,812	17,598	22,381	13,849

Cash and cash equivalents, end of period	$14,246	$13,675	$14,246	$13,675

Supplemental cash flow disclosure:
Cash paid for interest	$1,374	$845	$1,974	$2,303
Income tax refunds, net of payments	6,698	32	6,698	32
Non-cash acquisition of property, plant and equipment	663	566	676	879
Increase in accrual for dividend payable	981	924	1,947	1,834

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

The effects of the adoption under ASC Topic 606 are outlined in the following table:

	Year Ended December 31, 2017	Impact	January 1, 2018
Accounts receivable	$35,081	$4,014	$39,095
Inventories - net	111,927	(1,766)	110,161
Accrued expenses	—	1,110	1,110
Deferred tax assets	9,575	(266)	9,309
Accumulated deficit	(237,066)	872	(236,194)

The impact of adoption of Topic 606 to the Company’s condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2018 was as follows:

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
		Excluding Impact		Excluding Impact
	As Reported	of Topic 606	As Reported	of Topic 606
Total revenues	$70,685	$69,777	$140,575	$138,348
Cost of processing and distribution	40,645	40,331	76,853	75,896
Income tax benefit	2,702	2,889	2,453	2,852
Net loss	(6,441)	(6,848)	(8,372)	(9,243)

Disaggregation of revenue

The Company operates in one reportable segment composed of four lines of business. Effective January 1, 2018, the reporting of the Company’s lines of business are composed primarily of four categories: spine; sports; original equipment manufacturer (“OEM”) and international. The following table presents revenues from these four categories for the three and six months ended June 30, 2018:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Revenues:
Spine	$18,934	$38,197
Sports	14,190	27,625
OEM	31,170	61,290
International	6,391	13,463

Total revenues from contracts with customers	$70,685	$140,575

The following table presents revenues recognized at a point in time and over time for the three and six months ended June 30, 2018:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Revenue recognized at a point in time	$61,534	$121,697
Revenue recognized over time	9,151	18,878

Total revenues from contracts with customers	$70,685	$140,575

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

Nature of Goods and Services

The Company distributes biologic, metal and synthetic implants. In some instances, the Company also enters into contracts with customers for exclusively manufactured inventory based on customer specifications.

Returns

In the normal course of business, the Company does accept product returns. The amount of consideration the Company ultimately receives varies depending upon the return terms that the Company may offer, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The Company establishes provisions for estimated returns based on historical experience. The amount recorded on the Company’s balance sheets for product return allowance was $1,190 million and $1,110 million at June 30, 2018 and December 31, 2017, respectively. Liabilities for return allowances are included in “Accrued expenses”. Actual product returns have not differed materially from estimated amounts reserved in the accompanying condensed financial statements.

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

Contract Asset and Liability

The opening and closing balances of the Company’s accounts receivable, contract asset and current and long-term contract liability are as follows:

	Accounts Receivable	Contract Liability (Current)	Contract Liability (Long- Term)
Opening 1/1/2018	$39,095	$5,978	$3,741
Closing 6/30/2018	45,576	6,210	3,155

Increase/(decrease)	6,481	232	(586)

Contract liabilities consist primarily of the return allowance described above, and of deferred revenue arising from upfront and annual exclusivity fees. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the Company’s performance of the Company’s contractual obligations over time. The Company recognizes sales commissions as incurred because the amortization period is less than one year. The Company does not incur other incremental costs relating to obtaining a contract with a customer, and therefore, does not have material contract assets, or impairment losses associated therewith. Revenue recognized for the six months ended June 30, 2018 from amounts included in contract liabilities at the beginning of the period was $2,434.

4.	Acquisition of Zyga Technology, Inc.

On January 4, 2018, the Company acquired Zyga Technology, Inc. (“Zyga”), a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21,000 in consideration paid at closing (consisting of borrowings of $18,000 on our revolving credit facility and $3,000 cash on hand), $1,000 contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to $35,000. Based on a probability weighted model, the Company estimates a contingent liability related to the clinical milestone and revenue based earnout of $3,700. Acquisition related costs were approximately $1,430, of which approximately $800 was incurred during 2018 and is reflected separately in the accompanying Condensed Consolidated Statements of Comprehensive Loss.

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

The valuation of the acquired assets and liabilities is not yet complete, and as such, the Company has not yet finalized its allocation of the purchase price for the acquisition. The table below represents an allocation of the total consideration to Zyga’s tangible and intangible assets and liabilities based on management’s preliminary estimate of their respective fair values as of January 4, 2018. During the three months ended June 30, 2018, the Company made the following changes to the preliminary fair values of acquired assets and liabilities: increased inventory by $500, decreased deferred tax assets by $150, decreased current liabilities by $41 and decreased goodwill by $391.

(In thousands)
Inventories	$1,549
Accounts receivable	573
Other current assets	53
Property, plant and equipment	151
Other assets	26
Deferred tax assets	2,674
Current liabilities	(947)
Acquisition contingencies	(3,700)

Net tangible assets acquired	379
Other intangible assets	2,000
Goodwill	18,621

Total net assets acquired	$21,000

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

The Company believes that the acquisition of Zyga has offered and continues to offer the potential for substantial strategic and financial benefits. The transaction further advances our strategic transformation focused on reducing complexity, driving operational excellence and accelerating growth. The Company believes the acquisition will enhance stockholder value through, among other things, enabling the Company to capitalize on the following strategic advantages and opportunities:

•	Zyga’s innovative minimally invasive treatment should accentuate our spine portfolio and opens significant opportunities to accelerate our Spine-focused expansion strategy.

•	Zyga should leverage the core competencies of our Spine franchise by pursuing niche differentiated products, to gain scale and customer retention and support portfolio pull-through.

These potential benefits resulted in the Company paying a premium for Zyga resulting in the recognition of $18,621 of goodwill assigned to the Company’s only operating segment and reporting unit.

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

2018 Incentive Compensation Plan – On April 30, 2018, the Company’s stockholders approved and adopted the 2018 Incentive Compensation Plan (the “2018 Plan”). The 2018 Plan provides for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company and consultants and advisors. The 2018 Plan allows for up to 5,726,035 shares of common stock to be issued with respect to awards granted.

2015 Incentive Compensation Plan – On April 14, 2015, the Company’s stockholders approved and adopted the 2015 Incentive Compensation Plan (the “2015 Plan”). The 2015 Plan provided for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company and consultants and advisors. The 2015 Plan allowed for up to 4,656,587 shares of common stock to be issued with respect to awards granted. With the adoption of the 2018 Plan, new stock options and restricted stock may no longer be awarded under the 2015 Plan.

Stock Options

As of June 30, 2018, there was $3,143 of total unrecognized stock-based compensation related to nonvested stock options. The expense related to these stock options is expected to be recognized over a weighted-average period of 1.89 years.

Stock options outstanding, exercisable and available for grant at June 30, 2018, are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	4,692,037	$3.86
Granted	623,100	4.26
Exercised	(91,453)	3.50
Forfeited or expired	(422,516)	5.50

Outstanding at June 30, 2018	4,801,168	$3.78	6.18	$4,261

Vested or expected to vest at June 30, 2018	4,396,733	$3.76	6.00	$3,975

Exercisable at June 30, 2018	1,336,471	$3.97	4.39	$1,031

Available for grant at June 30, 2018	5,676,935

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price.

Other information concerning stock options are as follows:

	For the Six Months Ended June 30,
	2018	2017
Weighted average fair value of stock options granted	$2.02	$2.24
Aggregate intrinsic value of stock options exercised	98	533

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.

Restricted Stock Awards

The value of restricted stock awards is determined by the market value of the Company’s common stock at the date of grant. For the six months ended June 30, 2018, restricted stock awards in the amount of 562,427 shares and 141,176 shares were granted to employees and non-employee directors, respectively. As of June 30, 2018, there was $4,448 of total unrecognized stock-based compensation related to unvested restricted stock awards. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.91 years. The following table summarizes information about unvested restricted stock awards as of June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2018	1,120,190	$4.15
Granted	703,603	4.22
Vested	(281,052)	3.77
Forfeited	(111,657)	4.46

Unvested at June 30, 2018	1,431,084	$4.24

For the three and six months ended June 30, 2018 and 2017, the Company recognized stock-based compensation as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation:
Costs of processing and distribution	$33	$22	$66	$45
Marketing, general and administrative	1,242	942	2,474	1,744
Research and development	15	10	30	19

Total	$1,290	$974	$2,570	$1,808

6.	Net Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Basic shares	63,405,708	58,935,786	63,400,737	58,715,791
Effect of dilutive securities:
Stock options	—	—	—	—

Diluted shares	63,405,708	58,935,786	63,400,737	58,715,791

For the three months ended June 30, 2018 and 2017, approximately 1,590,662 and 1,350,051, respectively, and for the six months ended June 30, 2018 and 2017, approximately 1,447,911 and 2,422,661, respectively, of issued stock options were not included in the computation of diluted net income per common share because they were anti-dilutive because their exercise price exceeded the market price. For the three months ended June 30, 2018 and 2017, options to purchase 659,785 and 1,005,138, respectively, and for the six months ended June 30, 2018 and 2017, options to purchase 618,776 and 687,268, respectively, of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into this calculation when a net loss is reported.

For the three and six months ended June 30, 2018 and 2017, 50,000 shares of convertible preferred stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net income (loss) per common share.

7.	Inventories

Inventories by stage of completion are as follows:

	June 30, 2018	December 31, 2017
Unprocessed tissue, raw materials and supplies	$21,638	$22,071
Tissue and work in process	31,707	40,481
Implantable tissue and finished goods	47,677	49,375

	$101,022	$111,927

For the three months ended June 30, 2018 and 2017, the Company had inventory write-downs of $8,224 and $1,964, respectively, and for the six months ended June 30, 2018 and 2017, the Company had inventory write-downs of $10,865 and $3,753, respectively, relating primarily to product obsolescence. For the three months ended March 31, 2018, $1,023 of product obsolescence was due to the rationalization of our international distribution infrastructure. For the three months ended June 30, 2018, $6,559 of inventory write-off was due to decreased forecasted distributions of our map3® implant.

8.	Prepaid and Other Current Assets

Prepaid and Other Current Assets are as follows:

	June 30, 2018	December 31, 2017
Income tax receivable	$3,133	$9,825
Receivable for executive stock option exercise	—	1,234
Prepaid expenses	4,487	3,521
Other	418	1,705

	$8,038	$16,285

9.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	June 30, 2018	December 31, 2017
Land	$2,041	$2,020
Buildings and improvements	58,106	57,954
Processing equipment	41,254	44,137
Surgical instruments	22,308	21,256
Office equipment, furniture and fixtures	1,482	1,352
Computer equipment and software	19,237	19,332
Construction in process	7,533	5,980

	151,961	152,031
Less accumulated depreciation	(75,123)	(72,467)

	$76,838	$79,564

For the three months ended June 30, 2018 and 2017, the Company had depreciation expense in connection with property, plant and equipment of $2,524 and $2,652, respectively, and for the six months ended June 30, 2018 and 2017, the Company had depreciation expense in connection with property, plant and equipment of $5,147 and $5,324, respectively. For the three months ended June 30, 2018, the Company had $1,797 of asset impairment and abandonment charges relating to decreased forecasted distributions of our map3® implant.

10.	Goodwill

Goodwill acquired during the six months ended June 30, 2018 includes the excess of the Zyga purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed.

	June 30, 2018	December 31, 2017
Balance at January 1	$46,242	$54,887
Goodwill acquired related to Zyga acquisition	18,621	—
Goodwill disposed of related to sale of Cardiothoracic closure business	—	8,645

Balance at June 30	$64,863	$46,242

The Company considered the decreased forecasted distributions of our map3® implant to be a triggering event for long-lived asset impairment testing. As a result, the Company performed a goodwill impairment analysis on its sole reporting unit, and based on the analysis, the Company concluded its goodwill was not impaired.

11.	Other Intangible Assets

Other intangible assets are as follows:

	June 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$11,122	$4,973	$11,373	$4,890
Acquired licensing rights	8,668	6,067	14,747	9,097
Marketing and procurement and other intangible assets	22,587	10,713	20,603	9,666

Total	$42,377	$21,753	$46,723	$23,653

For the three months ended June 30, 2018 and 2017, the Company had amortization expense of other intangible assets of $960 and $909, respectively, and for the six months ended June 30, 2018 and 2017, the Company had amortization expense of other intangible assets of $1,921 and $1,805, respectively. For the three months ended June 30, 2018, the Company had $2,718 of asset impairment and abandonment charges relating to decreased forecasted distributions of our map3® implant.

At June 30, 2018, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense
2018	$1,750
2019	3,500
2020	3,400
2021	3,400
2022	3,400
2023	1,100

12.	Accrued Expenses

Accrued expenses are as follows:

	June 30, 2018	December 31, 2017
Accrued compensation	$6,145	$8,257
Accrued severance and restructuring costs	1,447	3,279
Accrued executive transition costs	1,601	2,300
Accrued distributor commissions	3,771	3,889
Accrued donor recovery fees	6,242	4,144
Other	4,708	3,741

	$23,914	$25,610

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

13.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	June 30, 2018	December 31, 2017
Term loan	$—	$24,250
Revolving credit facility	54,425	22,500
Less unamortized debt issuance costs	(1,009)	(406)

Total	53,416	46,344
Less current portion	—	(4,268)

Long-term portion	$53,416	$42,076

On June 5, 2018, the Company entered into a Credit Agreement (the “2018 Credit Agreement”), as a borrower with JP Morgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto, the “Lenders”) and as administrative agent for the Lenders. The 2018 Credit Agreement provides for a revolving credit facility in the aggregate principal amount of up to $100,000 (the “Facility”). The Company will be able to, at its option, and subject to customary conditions and Lender approval, request an increase to the Facility by up to $50,000.

The Facility is guaranteed by the Company’s domestic subsidiaries and is secured by: (i) substantially all of the assets of the Company and Pioneer Surgical; (ii) substantially all of the assets of each of the Company’s domestic subsidiaries; and (iii) 65% of the stock of the Company’s foreign subsidiaries.

The initial borrowings made under the 2018 Credit Agreement will bear interest at a rate per annum equal to the monthly REVLIBOR30 Rate (“CBFR Loans”) plus an adjustable margin of up to 2.00% (the “CBFR Rate”). The Company may elect to convert the interest rate for the initial borrowings to a rate per annum equal to the adjusted LIBO Rate (“Eurodollar Loans”) plus an adjustable margin of up to 2.00% (the “Eurodollar Rate”). For all subsequent borrowings, the Company may elect to apply either the CBFR Rate or Eurodollar Rate. The applicable margin is subject to adjustment after the end of each fiscal quarter, based upon the Company’s average quarterly availability. The maturity date of the Facility is June 5, 2023. The Company may make optional prepayments on the Facility without penalty. The Company paid certain customary closing costs and bank fees upon entering into the 2018 Credit Agreement.

The Company is subject to certain affirmative and negative covenants, including (but not limited to), covenants limiting the Company’s ability to: incur certain additional indebtedness; create certain liens; enter into sale and leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to another person. During any period beginning on a date that either (i) a default has occurred and is continuing under the loan documents entered into by the Company in conjunction with the Credit Agreement (the “Loan Documents”) or (ii) availability under the Facility is less than the specified covenant testing threshold, and continuing until either (a) no default has occurred and is continuing under the Loan Documents or (b) availability under the Facility is greater than or equal to the specified covenant testing threshold for thirty (30) consecutive days, respectively, (the “Covenant Testing Period”) the Company is required to maintain a minimum fixed charge coverage ratio of at least 1.00:1.00 (the “Required Minimum Fixed Charge Coverage Ratio”). The Required Minimum Fixed Charge Coverage Ratio is measured on the last day of each calendar month during the Covenant Testing Period (each a “Calculation Date”), and is calculated using the minimum fixed charge coverage ratio for the twelve (12) consecutive months ending on each Calculation Date. The amounts owed under the 2018 Credit Agreement may be accelerated upon the occurrence of certain events of default customary for facilities for similarly rated borrowers.

At June 30, 2018, the interest rate for the Facility was 3.73%. As of June 30, 2018, there was $54,425 outstanding on the Facility and total remaining available credit on the Facility was $35,129. The Company’s ability to access the Facility is subject to and can be limited by the Company’s compliance with the Company’s financial and other covenants. The Company was in compliance with the financial covenants related to the Facility as of June 30, 2018.

For the three months ended June 30, 2018 and 2017, interest expense associated with the amortization of debt issuance costs was $365 and $150, respectively, and for the six months ended June 30, 2018 and 2017, interest expense associated with the amortization of debt issuance costs was $423 and $262, respectively. For the three and six months ended June 30, 2018, loss on extinguishment of debt associated with refinancing the Company’s debt was $309.

14.	Other long-term liabilities

Other long-term liabilities are as follows:

	June 30, 2018	December 31, 2017
Acquisition contingencies	$3,700	$
Other	1,455		1,431

	$5,155		$1,431

Acquisition contingencies represent the Company’s preliminary fair value estimate of the Zyga acquisition clinical milestone and revenue earnout contingencies.

15.	Income Taxes

The Company expects its deferred tax assets of $14,448, net of the valuation allowance at June 30, 2018 of $7,381, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

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

As such, valuation allowances of $7,381 and $7,258 have been established at June 30, 2018 and December 31, 2017, respectively, against a portion of the deferred tax assets.

The Company will continue to regularly assess the realizability of our deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

During the three months ended June 30, 2018, the Internal Revenue Service (“IRS”) completed its examination of the Company’s 2015 U.S. federal income tax return. No material adjustments were recorded to the Company’s condensed consolidated financial statements as a result of the examination.

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

Preferred stock is as follows:

	Preferred Stock Liquidation Value	Preferred Stock Issuance Costs	Net Total
Balance at January 1, 2018	$64,399	$(476)	$63,923
Accrued dividend payable	1,947	—	1,947
Amortization of preferred stock issuance costs	—	91	91

Balance at June 30, 2018	$66,346	$(385)	$65,961

17.	Severance and Restructuring Costs

The Company recorded severance and restructuring costs related to the reduction of our organizational structure which resulted in $884 of expenses for the six months ended June 30, 2018. Severance and restructuring payments are made to terminated employees over periods ranging from one month to twelve months and are not expected to have a material impact on cash flows of the Company in any quarterly period. The following table includes a roll-forward of severance and restructuring costs included in accrued expenses, see Note 12.

Accrued severance and restructuring costs at January 1, 2018	$3,279
Severance and restructuring costs accrued in 2018	884

Subtotal severance and restructuring costs	4,163
Severance and restructuring cash payments	(2,716)

Accrued severance and restructuring costs at June 30, 2018	$1,447

18.	Executive Transition Costs

The Company recorded Chief Executive Officer retirement and transition costs related to the retirement of our former Chief Executive Officer pursuant to the Executive Transition Agreement dated August 29, 2012 (as amended and extended to date), which resulted in $4,404 of expenses for the year ended December 31, 2016. The total Chief Executive Officer retirement and transition costs are expected to be paid in full prior to the first quarter of 2019. In addition, the Company recorded executive transition costs of $2,781 as a result of hiring a new Chief Executive Officer and Chief Financial and Administrative Officer for the year ended December 31, 2017. The total executive transition costs, of which $1,169 is cash basis, are expected to be paid in full in 2018. The following table includes a roll-forward of executive transition costs included in accrued expenses, see Note 12.

Accrued executive transition costs at January 1, 2018	2,300
Cash payments	(699)

Accrued executive transition costs at June 30, 2018	$1,601

19.	Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2018, will have a material adverse impact on its financial position or results of operations.

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

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of June 30, 2018, there are a cumulative total of 1,157 Indemnified Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, the impact that current or any future TSM litigation may have on the Company cannot be reasonably estimated.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

20.	Regulatory Actions

On September 30, 2014, the Company received a letter from the FDA regarding its map3® cellular allogeneic bone graft. The letter addresses some technical aspects of the processing of the map3® allograft, as well as language included on the Company’s website. Following the 2014 letter, the FDA conducted an on-site inspection of the Company’s Alachua, Florida facility in April 2017 to assess compliance of the manufacturing and quality controls for its map3® allograft products to the 21 CFR Part 211 (GMP) regulations. A form 483 was issued by the FDA outlining 9 instances of observed non-compliance. The Company has worked diligently to resolve all cited observations in a timely manner, however, on November 9, 2017, the FDA issued a Warning Letter to the Company related to the map3® allograft. The letter reiterated the FDA’s concerns regarding the classification and manufacturing of the map3® allograft. There was no requirement to cease production or to recall distributed allografts from the market. The Company is working diligently and collaboratively with FDA to resolve any concerns regarding the map3® allografts and the Company is maintaining ongoing dialogue with the FDA. Comprehensive packages of data have been provided to address the FDA’s comments. The Company has also provided the FDA with clarifying information regarding the technical components of the implant processing. The Company believes that in both developing and processing of map3®, the Company properly considered the relevant regulatory requirements. Additionally, the Company has removed certain information from its website. The Company is committed to resolving the concerns raised by the FDA and has extended an invitation to the FDA for purposes of developing a mutually agreeable plan toward such resolution. The scheduling of such meeting remains pending and, as a result however, it is not possible to predict the specific outcome or timing of a resolution at this time.

During the second quarter 2018 the Company, based on its ongoing dialogue with the FDA and the continued negative impact of the warning letter on map3® distributions, reduced its forecasted distributions for map3® allografts. The reduction in the forecasted distributions was considered an impairment triggering event for the related asset group under the guidance per ASC 360 – Property, Plant, and Equipment. As a result, the Company completed an asset group impairment test utilizing revised long-term forecasts and determined the carrying value was not recoverable. As a result of the valuation analysis, an impairment charge of $1,797 was recorded against property, plant and equipment, and an impairment charge of $2,718 was recorded against acquired licensing rights. Additionally, management performed an analysis to assess the amount of map3® inventory which would more likely than not, not be distributed prior to the inventory’s expiring shelf life and should therefore be written down. Based on the analysis a write-off of $6,559 was recorded which has been reflected within the Costs of processing and distribution line within the Condensed Consolidated Statement of Comprehensive Loss. The asset group impairment was also a trigger for goodwill impairment under ASC 350 – Intangibles – Goodwill and Other. No impairment charges were recorded as a result of the testing.

21.	Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment composed of four lines of business. Effective January 1, 2018, the reporting of the Company’s lines of business are composed primarily of four categories: spine; sports; original equipment manufacturer (“OEM”) and international. The Company’s previous lines of business were composed of: spine; sports medicine and orthopedics; surgical specialties; cardiothoracic; international; and OEM. Effective January 1, 2018, the other revenues category is included in the OEM line of business. The prior year comparable revenue information has been restated to conform to the current year presentation. The Company believes that the change in the reporting of the Company’s lines of business is aligned with our focused strategy of reducing complexity and better understanding of our lines of business. Additionally, on August 3, 2017, we completed the sale of substantially all of the assets related to our CT Business to A&E Advanced Closure Systems, LLC (a subsidiary of A&E Medical Corporation) (“A&E”). In connection with the CT Business sale, we entered into a multi-year Contract Manufacturing Agreement with A&E whereby we continue to support the CT Business under A&E’s ownership through the manufacturing of existing products, which generates revenue for our OEM business. Discrete financial information is not available for these four lines of business. The following table presents revenues from these four categories for the three and six months ended June 30, 2018 and 2017, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Spine	$18,934	$19,419	$38,197	$39,757
Sports	14,190	14,453	27,625	29,129
OEM	31,170	27,983	61,290	53,125
International	6,391	6,592	13,463	13,224
Cardiothoracic	—	3,673	—	6,824

Total revenues	$70,685	$72,120	$140,575	$142,059

The following table presents percentage of total revenues derived from the Company’s largest distributors:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Percent of revenues derived from:
Distributor
Zimmer Biomet Holdings, Inc.	20%	14%	21%	15%
Medtronic, PLC	8%	8%	8%	9%
DePuy Synthes	6%	4%	5%	4%

The following table presents property, plant and equipment - net by significant geographic location:

	June 30, 2018	December 31, 2017
Property, plant and equipment - net:
Domestic	$70,948	$73,363
International	5,890	6,201

Total	$76,838	$79,564

22.	Subsequent Events

The Company evaluated subsequent events as of the issuance date of the condensed consolidated financial statements as defined by FASB ASC 855 Subsequent Events, and identified no subsequent events that require adjustment to, or disclosure of, in these condensed consolidated financial statements, except for:

1. On July 27, 2018, RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity of the Company, entered into an agreement with BloodCenter of Wisconsin, Inc. (“BCW”) for the sale of substantially all of the assets related to RTIDS’s Wisconsin tissue recovery operations to BCW. The sale will be made pursuant to an Asset Purchase Agreement between RTIDS and BCW, dated July 27, 2018 (the “Asset Purchase Agreement”), which sets forth a closing date for the sale of September 1, 2018. In connection with the Asset Purchase Agreement, RTIDS agreed to assign to BCW, and BCW agreed to assume, certain tissue recovery agreements (the “Assigned Agreements”). BCW further agreed to offer employment to RTIDS employees whose duties involved performing under the Assigned Agreements. As a part of the transaction, RTIDS also entered into a multi-year tissue allocation agreement with BCW (the “Tissue Allocation Agreement”). Under the Tissue Allocation Agreement, BCW has agreed to provide RTIDS with services relating to the sourcing and delivery of donated human cadaveric tissue, principally through tissue sourced from facilities formerly serviced by RTIDS.

2. On July 31, 2018, RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity of the Company, entered into an agreement with Lions Eye Institute for Transplant and Research, Inc. (“LEITR”) for the sale of substantially all of the assets related to RTIDS’s Florida tissue recovery operations to LEITR. The sale will be made pursuant to an Asset Purchase Agreement between RTIDS and LEITR, dated July 31, 2018 (the “Asset Purchase Agreement”), which sets forth a closing date for the sale of November 1, 2018. In connection with the Asset Purchase Agreement, RTIDS agreed to assign to LEITR, and BCW agreed to assume, certain tissue recovery agreements (the “Assigned Agreements”). LEITR further intends to offer employment to RTIDS employees whose duties involved performing under the Assigned Agreements. As a part of the transaction, RTIDS also entered into a multi-year tissue allocation agreement with LEITR (the “Tissue Allocation Agreement”). Under the Tissue Allocation Agreement, LEITR has agreed to provide RTIDS with services relating to the sourcing and delivery of donated human cadaveric tissue, principally through tissue sourced from facilities formerly serviced by RTIDS.

3. On August 1, 2018, the Company signed an exclusive distribution agreement with Aziyo Biologics, Inc., a fully integrated regenerative medicine company. Under the agreement, Aziyo Biologics, Inc. will provide ViBone® to the Company for exclusive distribution in the U.S. ViBone® is a bone repair product designed to perform and handle more closely to autograft in a variety of orthopedic procedures. ViBone® is processed using a proprietary method optimized to protect and preserve the health of native bone cells to potentially enhance new bone formation.

4. On August 1, 2018, the Company, agreed to an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of RTI Surgical, Inc. amending certain provisions of the current preferred stock agreement. The primary provisions of the amendment include: (1) dividends on the Series A Preferred Stock will not accrue after July 16, 2018; (2) the Company may not force a redemption of the Series A Preferred Stock prior to July 16, 2020; and (3) the holders of the Series A Preferred Stock may not convert the Series A Preferred Stock into common stock prior to July 16, 2021.

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

Domestic distributions and services accounted for 90% of total revenues in the first six months of 2018. Most of our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities through a direct distribution force and through various original equipment manufacturer (“OEM”) relationships.

International distributions and services accounted for 10% of total revenues in the first six months of 2018. Our implants are distributed in over 40 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

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

In line with our strategy, on January 4, 2018, the Company acquired Zyga Technology, Inc. (“Zyga”), a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21.0 million in consideration paid at closing (consisting of borrowings of $18.0 million on our revolving credit facility and $3.0 million cash on hand), $1.0 million contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to $35.0 million.

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

Results of Operations

Consolidated Financial Results

The following table reflects revenues for the three and six months ended June 30, 2018 and 2017, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenues:
Spine	$18,934	$19,419	$38,197	$39,757
Sports	14,190	14,453	27,625	29,129
OEM	31,170	27,983	61,290	53,125
International	6,391	6,592	13,463	13,224
Cardiothoracic	—	3,673	—	6,824

Total revenues	$70,685	$72,120	$140,575	$142,059

Three Months Ended June 30, 2018 Compared With Three Months Ended June 30, 2017

Revenues

Total revenues - Our total revenues decreased $1.4 million, or 2.0%, to $70.7 million for the three months ended June 30, 2018, compared to $72.1 million for the three months ended June 30, 2017. Excluding cardiothoracic revenues for the three months ended June 30, 2017, our total revenues increased $2.2 million, or 3.3%, primarily due to timing of delivery to certain OEM distributors, primarily in the dental and trauma markets.

Spine - Revenues from spine implants decreased $485,000, or 2.5%, to $18.9 million for the three months ended June 30, 2018, compared to $19.4 million for the three months ended June 30, 2017. Spine revenues decreased primarily as a result of decreased distributions of our map3® and nanOss® implants.

Sports - Revenues from sports allografts decreased $263,000, or 1.8%, to $14.2 million for the three months ended June 30, 2018, compared to $14.5 million for the three months ended June 30, 2017. Sports revenues decreased primarily as a result of decreased distributions of our biologic implants, partially offset by growth in our dermis based implants.

OEM - Revenues from OEM increased $3.2 million, or 11.4%, to $31.2 million for the three months ended June 30, 2018, compared to $28.0 million for the three months ended June 30, 2017. OEM revenues increased primarily as a result of higher orders and due to timing of delivery to certain OEM distributors, primarily in the dental and trauma markets.

International – Revenues from international include distributions from our foreign affiliates as well as domestic export revenues. International revenues decreased $201,000, or 3.0%, to $6.4 million for the three months ended June 30, 2018, compared to $6.6 million for the three months ended June 30, 2017. International revenues decreased primarily as a result of lower distributions in Asia Pacific due to timing of delivery to certain international distributors.

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

Costs of Processing and Distribution

Costs of processing and distribution increased $5.5 million, or 15.6%, to $40.6 million for the three months ended June 30, 2018, compared to $35.2 million for the three months ended June 30, 2017. Costs of processing and distribution increased as a percentage of revenues from 48.7% for the three months ended June 30, 2017 to 57.5% for the three months ended June 30, 2018. Costs of processing and distribution as a percentage was negatively impacted by an inventory write-off of $6.6 million related to decreased distributions of our map3® implant; preliminary purchase accounting step up adjustments to Zyga inventory of $250,000 charged to costs of processing and distribution as inventory was sold; and changes in distribution mix. Adjusted for the impact of the inventory write-off and purchase accounting step up, costs of processing and distribution as a percentage of revenues were 47.9% for the three months ended June 30, 2018.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased $230,000, or 0.8%, to $29.3 million for the three months ended June 30, 2018, from $29.5 million for the three months ended June 30, 2017. The decrease was primarily due to lower variable compensation and distributor commission expenses on spine and sports revenue distributions. Marketing, general and administrative expenses increased as a percentage of revenues from 40.9% for the three months ended June 30, 2017 to 41.4% for the three months ended June 30, 2018.

Research and Development Expenses

Research and development expenses decreased $470,000, or 12.6%, to $3.3 million for the three months ended June 30, 2018, from $3.7 million for the three months ended June 30, 2017. The decrease was primarily due to lower compensation and project related expenses. Research and development expenses decreased as a percentage of revenues from 5.2% for the three months ended June 30, 2017, to 4.6% for the three months ended June 30, 2018.

Severance and Restructuring Costs

There are no severance and restructuring costs for the three months ended June 30, 2018 as compared to $3.4 million of expenses for the three months ended June 30, 2017.

Asset impairment and abandonments

Asset impairment and abandonments related to decreased forecasted distributions of our map3® implant for the three months ended June 30, 2018 was $4.5 million. There were no asset impairment and abandonments for the three months ended June 30, 2017.

Net Other Expense

Net other expense, which includes interest expense, interest income, loss on extinguishment of debt and foreign exchange gain, increased $161,000, or 16.3%, to $1.2 million for the three months ended June 30, 2018, from $1.0 million for the three months ended June 30, 2017. The increase in net other expense is primarily due to the loss on extinguishment of debt of $309,000 as a result of refinancing our debt, offset by lower interest expense of $138,000 as a result of lower interest rate applied to our average debt balance as compared to the prior year period.

Income Tax Benefit (Provision)

Income tax benefit for the three months ended June 30, 2018, was $2.7 million compared to income tax provision of $1.0 million for the three months ended June 30, 2017. Our effective tax rate for the three months ended June 30, 2018, was 33.1% compared to 154.8% for the three months ended June 30, 2017. Our effective tax rate for the three months ended June 30, 2018, was primarily impacted due to recording a discrete tax benefit of $3.1 million relating to inventory write-off and asset impairment and abandonments due to decreased forecasted distributions of our map3® implant; recording a discrete tax benefit of $415,000 relating to previously unrecognized tax benefits; the U.S. federal corporate tax rate decreasing from 35% to 21% (The U.S. federal corporate rate decreased as a result of the Tax Cuts and Jobs Act (the “Tax Legislation”) which was enacted on December 22, 2017) and non-deductible executive compensation. Adjusted for the impact of the two discrete tax items and non-deductible executive compensation, our effective tax rate was 19.4% for the three months ended June 30, 2018.

Six Months Ended June 30, 2018 Compared With Six Months Ended June 30, 2017

Revenues

Total revenues - Our total revenues decreased $1.5 million, or 1.0%, to $140.6 million for the six months ended June 30, 2018, compared to $142.1 million for the six months ended June 30, 2017. Excluding cardiothoracic revenues for the six months ended June 30, 2017, our total revenues increased $5.3 million, or 3.9%, primarily due to timing of delivery to certain OEM distributors, primarily in the dental and trauma markets.

Spine - Revenues from spine implants decreased $1.6 million, or 3.9%, to $38.2 million for the six months ended June 30, 2018, compared to $39.8 million for the six months ended June 30, 2017. Spine revenues decreased primarily as a result of decreased distributions of our map3® and nanOss® implants.

Sports - Revenues from sports allografts decreased $1.5 million, or 5.2%, to $27.6 million for the six months ended June 30, 2018, compared to $29.1 million for the six months ended June 30, 2017. Sports revenues decreased primarily as a result of decreased distributions of our biologic implants, partially offset by growth in our dermis based implants.

OEM - Revenues from OEM increased $8.2 million, or 15.4%, to $61.3 million for the six months ended June 30, 2018, compared to $53.1 million for the six months ended June 30, 2017. OEM revenues increased primarily as a result of higher orders and due to timing of delivery to certain OEM distributors, primarily in the dental and trauma markets.

International – Revenues from international include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $239,000, or 1.8%, to $13.5 million for the six months ended June 30, 2018, compared to $13.2 million for the six months ended June 30, 2017. International revenues increased primarily as a result of higher distributions in Europe due to a strengthened and focused distribution channel, partially offset by lower distributions in Asia Pacific due to timing of delivery to certain international distributors.

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

Costs of Processing and Distribution

Costs of processing and distribution increased $7.5 million, or 10.9%, to $76.9 million for the six months ended June 30, 2018, compared to $69.3 million for the six months ended June 30, 2017. Costs of processing and distribution increased as a percentage of revenues from 48.8% for the six months ended June 30, 2017 to 54.7% for the six months ended June 30, 2018. Costs of processing and distribution as a percentage was negatively impacted by an inventory write-off of $6.6 million related to decreased distributions of our map3® implant; $1.0 million as a result of writing-off certain obsolete quantities primarily of bone graft substitute inventory due to the rationalization of our international distribution infrastructure; preliminary purchase accounting step up adjustments to Zyga inventory of $456,000 charged to costs of processing and distribution as inventory was sold; and changes in distribution mix. Adjusted for the impact of the inventory write-off; write-off of obsolete inventory and the purchase accounting step up, costs of processing and distribution as a percentage of revenues were 49.0% for the six months ended June 30, 2018.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased $1.5 million, or 2.6%, to $57.7 million for the six months ended June 30, 2018, from $59.2 million for the six months ended June 30, 2017. The decrease was primarily due to lower variable compensation and distributor commission expenses on spine and sports revenue distributions. Marketing, general and administrative expenses decreased as a percentage of revenues from 41.6% for the six months ended June 30, 2017 to 41.0% for the six months ended June 30, 2018.

Research and Development Expenses

Research and development expenses decreased $737,000, or 9.9%, to $6.7 million for the six months ended June 30, 2018, from $7.4 million for the six months ended June 30, 2017. The decrease was primarily due to lower compensation and project related expenses. Research and development expenses decreased as a percentage of revenues from 5.2% for the six months ended June 30, 2017, to 4.8% for the six months ended June 30, 2018.

Severance and Restructuring Costs

Severance and restructuring costs related to the reduction of our organizational structure, primarily driven by rationalization of our international operating infrastructure, resulted in $884,000 of expenses for the six months ended June 30, 2018 as compared to $7.8 million of expenses for the six months ended June 30, 2017.

Asset impairment and abandonments

Asset impairment and abandonments primarily related to decreased forecasted distributions of our map3® implant for the six months ended June 30, 2018 was $4.6 million. There were no asset impairment and abandonments for the six months ended June 30, 2017.

Acquisition and integration expenses

Acquisition and integration expenses related to the purchase of Zyga resulted in $800,000 of expenses for the six months ended June 30, 2018. There were no acquisition and integration expenses for the six months ended June 30, 2017.

Net Other Expense

Net other expense, which includes interest expense, interest income, loss on extinguishment of debt and foreign exchange gain, increased $137,000, or 7.7%, to $1.9 million for the six months ended June 30, 2018, from $1.8 million for the six months ended June 30, 2017. The increase in net other expense is primarily due to the loss on extinguishment of debt of $309,000 as a result of refinancing our debt, offset by lower interest expense of $122,000 as a result of lower interest rate applied to our average debt balance as compared to the prior year period.

Income Tax Benefit (Provision)

Income tax benefit for the six months ended June 30, 2018, was $2.5 million compared to income tax provision of $116,000 for the six months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2018, was 28.1% compared to 3.4% for the six months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2018, was primarily impacted due to recording a discrete tax benefit of $3.1 million relating to inventory write-off and asset impairment and abandonments due to decreased forecasted distributions of our map3® implant; recording a discrete tax benefit of $415,000 relating to previously unrecognized tax benefits; the U.S. federal corporate tax rate decreasing from 35% to 21% (The U.S. federal corporate rate decreased as a result of the Tax Cuts and Jobs Act (the “Tax Legislation”) which was enacted on December 22, 2017) and non-deductible executive compensation. Adjusted for the impact of the two discrete tax items and non-deductible executive compensation, our effective tax rate was 37.4% for the three months ended June 30, 2018.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net loss applicable to common shares, as reported	$(6,441)	$(2,613)	$(8,372)	$(5,395)
Severance and restructuring costs	—	3,400	884	7,803
Asset impairment and abandonments	4,515	—	4,515	—
Acquisition and integration expenses	—	—	800	—
Inventory write-off	6,559	—	7,582	—
Inventory purchase price adjustment	250	—	456	—
Loss on extinguishment of debt	309	—	309	—
Tax effect on adjustments	(3,161)	178	(3,654)	(1,304)

Non-GAAP net income applicable to common shares, adjusted	$2,031	$965	$2,520	$1,104

The following is an explanation of the adjustments that management excluded as part of the non-GAAP measures for the three and six months ended June 30, 2018 and 2017, as well as the reasons for excluding the individual items:

Severance and restructuring costs – This adjustment represents costs relating to the reduction of our organizational structure. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Asset impairment and abandonments – This adjustment represents an asset impairment and abandonments related to decreased forecasted distributions of our map3® implant. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Acquisition and integration expenses – This adjustment represents charges relating to acquisition and integration expenses due to the purchase of Zyga. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Inventory write-off – This adjustment represents charges relating to an inventory write-off due to the rationalization of our international distribution infrastructure and an inventory write-off related to decreased forecasted distributions of our map3® implant. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Inventory purchase price adjustment – This adjustment represents the purchase price effects of acquired Zyga inventory that was sold during the six months ended June 30, 2018. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Loss on extinguishment of debt – This adjustment represents costs relating to refinancing our debt. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Liquidity and Capital Resources

Our working capital at June 30, 2018, decreased $7.5 million to $125.2 million from $132.7 million at December 31, 2017, primarily as a result of the purchase of Zyga. We acquired Zyga for $21.0 million in consideration paid at closing, consisting of borrowings of $18.0 million on our revolving credit facility and $3.0 million cash on hand.

At June 30, 2018, we had 60 days of revenues outstanding in trade accounts receivable, an increase of 14 days compared to December 31, 2017. The increase was due to the increase in the receivable balance as a result of the Zyga acquisition. Additionally, the increase is driven by the longer period receivables remain outstanding for contracts with customers where inventory is exclusively built with no alternative use to us, and where revenue is recognized over time under ASC 606. Whereas previously, revenue and receivables were recorded at the time of shipment, they are now recorded over time, however, the customer is only billed at the time of shipment.

At June 30, 2018, we had 255 days of inventory on hand, a decrease of 43 days compared to December 31, 2017. The decrease in inventory days is primarily due to higher distributions; inventory obsolescence due to the rationalization of our international distribution infrastructure and an inventory write-off related to decreased forecasted distributions of our map3® implant during the six months ended June 30, 2018. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $14.2 million of cash and cash equivalents at June 30, 2018. At June 30, 2018, our foreign subsidiaries held $1.9 million in cash. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at June 30, 2018, increased $7.1 million to $53.4 million from $46.3 million at December 31, 2017. The increase in short and long-term obligations was primarily in connection with increased borrowing to finance the Zyga acquisition.

On January 4, 2018, we acquired Zyga, as discussed above under “Management Overview.”

On June 5, 2018, we entered into a Credit Agreement (the “2018 Credit Agreement”), as a borrower with JP Morgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto, the “Lenders”) and as administrative agent for the Lenders. The 2018 Credit Agreement provides for a revolving credit facility in the aggregate principal amount of up to $100 million (the “Facility”). We will be able to, at our option, and subject to customary conditions and Lender approval, request an increase to the Facility by up to $50 million.

The Facility is guaranteed by our domestic subsidiaries and is secured by: (i) substantially all of the assets of the Company and Pioneer Surgical; (ii) substantially all of the assets of each of our domestic subsidiaries; and (iii) 65% of the stock of our foreign subsidiaries.

The initial borrowings made under the 2018 Credit Agreement will bear interest at a rate per annum equal to the monthly REVLIBOR30 Rate (“CBFR Loans”) plus an adjustable margin of up to 2.00% (the “CBFR Rate”). We may elect to convert the interest rate for the initial borrowings to a rate per annum equal to the adjusted LIBO Rate (“Eurodollar Loans”) plus an adjustable margin of up to 2.00% (the “Eurodollar Rate”). For all subsequent borrowings, we may elect to apply either the CBFR Rate or Eurodollar Rate. The applicable margin is subject to adjustment after the end of each fiscal quarter, based upon our average quarterly availability. The maturity date of the Facility is June 5, 2023. We may make optional prepayments on the Facility without penalty. We paid certain customary closing costs and bank fees upon entering into the 2018 Credit Agreement.

We are subject to certain affirmative and negative covenants, including (but not limited to), covenants limiting our ability to: incur certain additional indebtedness; create certain liens; enter into sale and leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to another person. During any period beginning on a date that either (i) a default has occurred and is continuing under the loan documents entered into by us in conjunction with the Credit Agreement (the “Loan Documents”) or (ii) availability under the Facility is less than the specified covenant testing threshold, and continuing until either (a) no default has occurred and is continuing under the Loan Documents or (b) availability under the Facility is greater than or equal to the specified covenant testing threshold for thirty (30) consecutive days, respectively, (the “Covenant Testing Period”) we are required to maintain a minimum fixed charge coverage ratio of at least 1.00:1.00 (the “Required Minimum Fixed Charge Coverage Ratio”). The Required Minimum Fixed Charge Coverage Ratio is measured on the last day of each calendar month during the Covenant Testing Period (each a “Calculation Date”), and is calculated using the minimum fixed charge coverage ratio for the twelve (12) consecutive months ending on each Calculation Date. The amounts owed under the 2018 Credit Agreement may be accelerated upon the occurrence of certain events of default customary for facilities for similarly rated borrowers.

At June 30, 2018, the interest rate for the Facility was 3.73%. As of June 30, 2018, there was $54.4 million outstanding on the Facility and total remaining available credit on the Facility was $35.1 million. Our ability to access our Facility is subject to and can be limited by our compliance with our financial and other covenants. We were in compliance with the financial covenants related to our revolving credit facility as of June 30, 2018.

As of June 30, 2018, we believe that our working capital, together with our borrowing ability under the Facility, will be adequate to fund our ongoing operations for the next twelve months.

As of June 30, 2018, we have no material off-balance sheet arrangements.

Certain Commitments.

Our long-term debt obligations and availability of credit as of June 30, 2018 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Revolving credit facility	$54,425	$35,129
Less unamortized debt issuance costs	(1,009)

Total	$53,416

The following table provides a summary of our long-term debt obligations, operating lease obligations and other significant obligations as of June 30, 2018.

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$53,416	$—	$—	$53,416	$—
Operating lease obligations	4,535	892	2,432	329	882
Purchase obligations (1)	14,705	14,705	—	—	—
Income taxes payable	710	—	186	124	400

Total	$73,366	$15,597	$2,618	$53,869	$1,282

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

We were in compliance with the financial and other covenants related to the Facility as of June 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our term loan and credit facility expose us to market risk related to changes in interest rates. As of June 30, 2018, our outstanding floating rate indebtedness totaled $54.4 million. The primary base interest rate is LIBOR. Other outstanding debt consists of fixed rate instruments. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2018. However, we can give no assurance that interest rates will not significantly change in the future.

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

There have not been any changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2018 will have a material adverse impact on its financial position or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of our common stock during the six months ended June 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	81,830	$4.44	—	—
February 1, 2018 to February 28, 2018	—	—	—	—
March 1, 2018 to March 31, 2018	—	—	—	—
April 1, 2018 to April 30, 2018	—	—	—	—
May 1, 2018 to May 31, 2018	—	—	—	—
June 1, 2018 to June 30, 2018	—	—	—	—

Total	81,830	$4.44	—	—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of RTI Surgical, Inc.

3.2(2)	Amended and Restated Bylaws of RTI Surgical, Inc.

10.1(3)	RTI Surgical, Inc. 2018 Incentive Compensation Plan.

10.2(3)	Form of Incentive Stock Option Agreement (under 2018 Plan).

10.3(3)	Form of Nonqualified Stock Option Agreement (under 2018 Plan).

10.4(3)	Form of Restricted Stock Agreement (under 2018 Plan).

10.5	Credit Agreement, dated as of June 5, 2018 by and among RTI Surgical, Inc., and JP Morgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto, the “Lenders”) and as administrative agent for the Lenders.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31271) filed by the Registrant on March 7, 2016.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31271) filed by the Registrant on July 11, 2016.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31271) filed by the Registrant on May 4, 2018.

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

Date: August 3, 2018