Form 10-Q
period 2018-09-30
RTI SURGICAL, INC.
filed 2018-11-02
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Shares of common stock, $0.001 par value, outstanding on October 29, 2018: 63,461,700

RTI SURGICAL, INC.

FORM 10-Q For the Quarter Ended September 30, 2018

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$10,022	$22,381
Accounts receivable—less allowances of $1,811 at September 30, 2018 and $1,471 at December 31, 2017	44,141	35,081
Inventories—net	103,891	111,927
Prepaid and other current assets	8,613	16,285

Total current assets	166,667	185,674
Property, plant and equipment—net	77,344	79,564
Deferred tax assets—net	11,875	9,575
Goodwill	62,864	46,242
Other intangible assets—net	26,197	23,070
Other assets—net	5,150	1,781

Total assets	$350,097	$345,906

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$19,282	$18,252
Accrued expenses	22,121	25,610
Current portion of deferred revenue	4,990	4,868
Current portion of short and long-term obligations	—	4,268

Total current liabilities	46,393	52,998
Long-term obligations—less current portion	49,021	42,076
Other long-term liabilities	5,759	1,431
Deferred revenue	1,968	3,741

Total liabilities	103,141	100,246
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	66,180	63,923
Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 63,461,700 and 62,694,441 shares issued and outstanding, respectively	63	63
Additional paid-in capital	432,077	429,459
Accumulated other comprehensive loss	(6,980)	(6,329)
Accumulated deficit	(239,515)	(237,066)
Less treasury stock, 1,221,180 and 1,114,071 shares, respectively, at cost	(4,869)	(4,390)

Total stockholders’ equity	180,776	181,737

Total liabilities and stockholders’ equity	$350,097	$345,906

See notes to unaudited condensed consolidated financial statements.

Part I Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues	$69,064	$66,688	$209,639	$208,747
Costs of processing and distribution	31,409	33,177	108,262	102,494

Gross profit	37,655	33,511	101,377	106,253

Expenses:
Marketing, general and administrative	29,671	27,678	87,326	86,845
Research and development	3,606	2,801	10,297	10,229
Severance and restructuring costs	824	2,820	1,708	10,623
Asset impairment and abandonments	104	—	4,748	—
Acquisition and integration expenses	1,941	—	2,741	—
Cardiothoracic closure business divestiture contingency consideration	(3,000)	—	(3,000)	—
Gain on cardiothoracic closure business divestiture	—	(34,090)	—	(34,090)

Total operating expenses	33,146	(791)	103,820	73,607

Operating income (loss)	4,509	34,302	(2,443)	32,646

Other (expense) income:
Interest expense	(611)	(741)	(2,223)	(2,475)
Interest income	14	—	31	—
Loss on extinguishment of debt	—	—	(309)	—
Foreign exchange (loss) gain	(1)	60	(23)	5

Total other expense—net	(598)	(681)	(2,524)	(2,470)

Income (loss) before income tax (provision) benefit	3,911	33,621	(4,967)	30,176
Income tax (provision) benefit	(807)	(16,135)	1,646	(16,251)

Net income (loss)	3,104	17,486	(3,321)	13,925

Convertible preferred dividend	(173)	(938)	(2,120)	(2,772)

Net income (loss) applicable to common shares	2,931	16,548	(5,441)	11,153

Other comprehensive (loss) gain:
Unrealized foreign currency translation (loss) gain	(130)	434	(651)	1,847

Comprehensive (loss) gain	$2,801	$16,982	$(6,092)	$13,000

Net income (loss) per common share—basic	$0.05	$0.28	$(0.09)	$0.19

Net income (loss) per common share—diluted	$0.04	$0.23	$(0.09)	$0.19

Weighted average shares outstanding—basic	63,495,952	59,704,533	63,517,958	59,045,372

Weighted average shares outstanding—diluted	79,284,315	75,188,161	63,517,958	59,954,964

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2017	$63	$429,459	$(6,329)	$(237,066)	$(4,390)	$181,737
Accumulated effect of adoption of the revenue recognition standard	—	—	—	872	—	872
Net loss	—	—	—	(3,321)	—	(3,321)
Foreign currency translation adjustment	—	—	(651)	—	—	(651)
Exercise of common stock options	—	1,225	—	—	—	1,225
Stock-based compensation	—	3,650	—	—	—	3,650
Purchase of treasury stock	—	—	—	—	(479)	(479)
Amortization of preferred stock Series A issuance costs	—	(137)	—	—	—	(137)
Preferred stock Series A dividend	—	(2,120)	—	—	—	(2,120)

Balance, September 30, 2018	$63	$432,077	$(6,980)	$(239,515)	$(4,869)	$180,776

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash flows from operating activities:
Net income (loss)	$3,104	$17,486	$(3,321)	$13,925
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	3,726	3,575	10,794	10,704
Provision for bad debts and product returns	351	256	845	816
Provision for inventory write-downs	2,041	735	12,906	4,488
Amortization of deferred revenue	(1,217)	(1,141)	(3,652)	(3,601)
Deferred income tax provision (benefit)	1,457	5,873	(1,214)	5,312
Stock-based compensation	1,080	2,203	3,650	4,011
Asset impairment and abandonments	104	—	4,748	—
Cardiothoracic closure business divestiture contingency consideration	(3,000)	—	(3,000)	—
Gain on cardiothoracic closure business divestiture	—	(34,090)	—	(34,090)
Other	118	602	728	1,475
Change in assets and liabilities:
Accounts receivable	1,053	2,642	(6,587)	4,770
Inventories	(5,432)	(998)	(5,843)	(831)
Accounts payable	4,629	(6,725)	826	(5,727)
Accrued expenses	(1,825)	(728)	(4,417)	(2,112)
Deferred revenue	—	—	2,000	2,000
Other operating assets and liabilities	(4,560)	(3,161)	2,544	(3,998)

Net cash provided by (used in) operating activities	1,629	(13,471)	11,007	(2,858)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,250)	(3,198)	(7,106)	(10,358)
Patent and acquired intangible asset costs	(2,070)	(279)	(2,798)	(2,124)
Acquisition of Zyga Technology	—	—	(21,000)	—
Cardiothoracic closure business divestiture	3,000	51,000	3,000	51,000

Net cash (used in) provided by investing activities	(2,320)	47,523	(27,904)	38,518

Cash flows from financing activities:
Proceeds from exercise of common stock options	905	297	2,334	1,872
Proceeds from long-term obligations	—	2,000	74,425	6,000
Payments on long-term obligations	(4,421)	(32,000)	(71,171)	(39,375)
Other financing activities	(9)	(315)	(1,035)	(457)

Net cash (used in) provided by financing activities	(3,525)	(30,018)	4,553	(31,960)

Effect of exchange rate changes on cash and cash equivalents	(8)	35	(15)	195

Net increase (decrease) in cash and cash equivalents	(4,224)	4,069	(12,359)	3,895
Cash and cash equivalents, beginning of period	14,246	13,675	22,381	13,849

Cash and cash equivalents, end of period	$10,022	$17,744	$10,022	$17,744

Supplemental cash flow disclosure:
Cash paid for interest	$543	$329	$2,517	$2,632
Cash paid for income taxes (refunds received)	39	12,000	(6,659)	12,032
Non-cash acquisition of property, plant and equipment	455	473	471	498
Stock-based compensation related to sale of CT business	—	102	—	102
Increase in accrual for dividend payable	173	938	2,120	2,772

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	Operations and Organization

RTI Surgical is a global surgical implant company that designs, develops, manufactures and distributes biologic, metal and synthetic implants. The Company’s implants are used in orthopedic, spine, sports medicine, plastic surgery, trauma and other surgical procedures to repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. The Company manufactures metal and synthetic implants and processes donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using its proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. The Company processes tissue at its facilities in Alachua, Florida and Neunkirchen, Germany and manufactures metal and synthetic implants in Marquette, Michigan and Greenville, North Carolina, respectively. The Company is accredited in the U.S. by the American Association of Tissue Banks and the Company is a member of AdvaMed. The Company’s implants are distributed directly to hospitals and free-standing surgery centers throughout the U.S. and in more than 40 countries worldwide with the support of both its and third-party representatives as well as through larger purchasing companies.

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

3.	Recently Issued and Adopted Accounting Standards

Fair Value Measurement — In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for the Company beginning December 1, 2020 (with early adoption permitted). Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. The Company is evaluating the effect that this ASU will have on its condensed consolidated financial statements.

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

Leases — In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. The Company has begun its assessment of the impact of adopting ASU 2016-02, and expects to complete that process during the fourth quarter of 2018. The Company expects the adoption of ASU 2016-02 to result in an increase in right-of-use assets and lease liabilities on its condensed consolidated financial statements related to its leases that are currently classified as operating leases, primarily for office space.

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

The effects of the adoption under ASC Topic 606 are outlined in the following table:

	Year Ended December 31, 2017	Impact	January 1, 2018
Accounts receivable	$35,081	$3,243	$38,324
Inventories—net	111,927	(995)	110,932
Accrued expenses	—	1,110	1,110
Deferred tax assets	9,575	(266)	9,309
Accumulated deficit	(237,066)	872	(236,194)

The impact of adoption of Topic 606 to the Company’s condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2018, was as follows:

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
	As Reported	Excluding Impact of Topic 606	As Reported	Excluding Impact of Topic 606
Total revenues	$69,064	$67,644	$209,639	$206,886
Cost of processing and distribution	31,409	30,374	108,262	107,063
Income tax (provision) benefit	(807)	(686)	1,646	2,134
Net income (loss)	2,931	2,667	(5,441)	(6,507)

Disaggregation of revenue

The Company operates in one reportable segment composed of four lines of business. Effective January 1, 2018, the reporting of the Company’s lines of business are composed primarily of four franchises: spine; sports; OEM and international. The following table presents revenues from these four categories for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Revenues:
Spine	$20,741	$58,938
Sports	12,271	39,896
OEM	30,092	91,382
International	5,960	19,423

Total revenues from contracts with customers	$69,064	$209,639

The following table presents revenues recognized at a point in time and over time for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Revenue recognized at a point in time	$58,423	$183,543
Revenue recognized over time	10,641	26,096

Total revenues from contracts with customers	$69,064	$209,639

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

Returns

In the normal course of business, the Company does accept product returns. The amount of consideration the Company ultimately receives varies depending upon the return terms that the Company may offer, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The Company establishes provisions for estimated returns based on historical experience. The amount recorded on the Company’s balance sheets for product return allowance was $902 and $1,110 at September 30, 2018 and December 31, 2017, respectively. Liabilities for return allowances are included in “Accrued expenses”. Actual product returns have not differed materially from estimated amounts reserved in the accompanying condensed financial statements.

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

Contract Asset and Liability

The opening and closing balances of the Company’s accounts receivable, contract asset and current and long-term contract liability are as follows:

	Accounts Receivable	Contract Liability (Current)	Contract Liability (Long- Term)
Opening 1/1/2018	$38,324	$5,978	$3,741
Closing 9/30/2018	44,141	5,892	1,968

Increase/(decrease)	5,817	(86)	(1,773)

Contract liabilities consist primarily of the return allowance described above, and of deferred revenue arising from upfront and annual exclusivity fees. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the Company’s performance of the Company’s contractual obligations over time. The Company recognizes sales commissions as incurred because the amortization period is less than one year. The Company does not incur other incremental costs relating to obtaining a contract with a customer, and therefore, does not have material contract assets, or impairment losses associated therewith. Revenue recognized for the nine months ended September 30, 2018, from amounts included in contract liabilities at the beginning of the period was $3,651.

4. Acquisition of Zyga Technology, Inc.

On January 4, 2018, the Company acquired Zyga Technology, Inc. (“Zyga”), a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21,000 in consideration paid at closing (consisting of borrowings of $18,000 on our revolving credit facility and $3,000 cash on hand), $1,000 contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to $35,000. Based on a probability weighted model, the Company estimates a contingent liability related to the clinical milestone and revenue based earnout of $4,986. Acquisition related costs were approximately $1,430, of which approximately $800 was incurred during 2018 and is reflected separately in the accompanying Condensed Consolidated Statements of Comprehensive Loss.

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

The Company is in the process of completing its valuation of the tax accounts associated with the purchase price allocation, which it expects to complete by December 31, 2018. The table below represents an allocation of the total consideration to Zyga’s tangible and intangible assets and liabilities based on management’s estimate of their respective fair values as of January 4, 2018. During the three months ended September 30, 2018, the Company made the following changes to the fair values of acquired assets and liabilities: decreased inventory by $450, decreased deferred tax assets by $1,025, increased acquisition contingencies by $1,286, increased other intangible assets by $4,760 and decreased goodwill by $1,999. As a result of increasing the fair value of intangible assets, the Company recorded additional accumulated amortization of $237 relating to the six months ended June 30, 2018.

(In thousands)
Inventories	$1,099
Accounts receivable	573
Other current assets	53
Property, plant and equipment	151
Other assets	26
Deferred tax assets	1,649
Current liabilities	(947)
Acquisition contingencies	(4,986)

Net tangible assets acquired	(2,382)
Other intangible assets	6,760
Goodwill	16,622

Total net assets acquired	$21,000

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

These potential benefits resulted in the Company paying a premium for Zyga resulting in the recognition of $16,622 of goodwill assigned to the Company’s only operating segment and reporting unit.

The amount of Zyga’s revenues and net loss since the January 4, 2018, acquisition date, included in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2018, excluding acquisition related costs of approximately $800, are $3,543 and $2,228, respectively.

The following unaudited pro forma information shows the results of the Company’s operations as though the acquisition had occurred as of the beginning of that period (in thousands, except per share data):

	For the Nine Months Ended September 30,
	2018	2017
Revenues	$3,595	$3,323
Net loss applicable to common shares	(2,295)	(3,184)
Basic net loss per share	(0.04)	(0.05)
Diluted net loss per share	(0.04)	(0.05)

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

Stock Options

As of September 30, 2018, there was $2,548 of total unrecognized stock-based compensation related to nonvested stock options. The expense related to these stock options is expected to be recognized over a weighted-average period of 1.62 years.

Stock options outstanding, exercisable and available for grant at September 30, 2018, are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	4,692,037	$3.86
Granted	709,746	4.32
Exercised	(346,853)	3.53
Forfeited or expired	(656,378)	5.07

Outstanding at September 30, 2018	4,398,552	$3.78	5.99	$3,461

Vested or expected to vest at September 30, 2018	4,098,099	$3.76	5.82	$3,301

Exercisable at September 30, 2018	1,069,379	$3.99	4.10	$678

Available for grant at September 30, 2018	5,494,918

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price.

Other information concerning stock options are as follows:

	For the Nine Months Ended September 30,
	2018	2017
Weighted average fair value of stock options granted	$2.05	$1.54
Aggregate intrinsic value of stock options exercised	344	641

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.

Restricted Stock Awards

The value of restricted stock awards is determined by the market value of the Company’s common stock at the date of grant. For the nine months ended September 30, 2018, restricted stock awards in the amount of 657,798 shares and 141,176 shares were granted to employees and non-employee directors, respectively. As of September 30, 2018, there was $3,764 of total unrecognized stock-based compensation related to unvested restricted stock awards. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.76 years. The following table summarizes information about unvested restricted stock awards as of September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2018	1,120,190	$4.15
Granted	798,974	4.28
Vested	(393,333)	3.95
Forfeited	(253,567)	4.11

Unvested at September 30, 2018	1,272,264	$4.30

For the three and nine months ended September 30, 2018 and 2017, the Company recognized stock-based compensation as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation:
Costs of processing and distribution	$33	$33	$99	$78
Marketing, general and administrative	1,032	2,257	3,506	4,001
Research and development	15	15	45	34

Total	$1,080	$2,305	$3,650	$4,113

6.	Net Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Basic shares	63,495,952	59,704,533	63,517,958	59,045,372
Effect of dilutive securities:
Stock options	675,028	1,244,082	—	909,592
Preferred stock Series A	15,113,335	14,239,546	—	—

Diluted shares	79,284,315	75,188,161	63,517,958	59,954,964

For the three months ended September 30, 2018 and 2017, approximately 1,474,375 and 1,418,182, respectively, and for the nine months ended September 30, 2018 and 2017, approximately 1,456,829 and 1,474,461, respectively, of issued stock options were not included in the computation of diluted net income per common share because they were anti-dilutive because their exercise price exceeded the market price. For the nine months ended September 30, 2018, options to purchase 608,390 shares of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into this calculation when a net loss is reported.

For both the three months ended September 30, 2018 and 2017, 50,000 shares of convertible preferred stock or 15,113,335 and 14,239,546, respectively, of converted common stock and accrued but unpaid dividends were dilutive on an as if-converted basis and were included in the computation of diluted net income per common share.

7.	Inventories

Inventories by stage of completion are as follows:

	September 30, 2018	December 31, 2017
Unprocessed tissue, raw materials and supplies	$23,203	$22,071
Tissue and work in process	31,663	40,481
Implantable tissue and finished goods	49,025	49,375

	$103,891	$111,927

For the three months ended September 30, 2018 and 2017, the Company had inventory write-downs of $2,041 and $735, respectively, and for the nine months ended September 30, 2018 and 2017, the Company had inventory write-downs of $12,906 and $4,488, respectively, relating primarily to product obsolescence. Included in the nine months ended September 30, 2018, are $1,023 of product obsolescence related to the rationalization of our international distribution infrastructure and $6,559 of inventory write-off related to lower distributions of the Company’s map3® implant.

8.	Prepaid and Other Current Assets

Prepaid and Other Current Assets are as follows:

	September 30, 2018	December 31, 2017
Income tax receivable	$3,172	$9,825
Receivable for executive stock option exercise	—	1,234
Prepaid expenses	4,556	3,521
Other	885	1,705

	$8,613	$16,285

9.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	September 30, 2018	December 31, 2017
Land	$2,035	$2,020
Buildings and improvements	58,121	57,954
Processing equipment	40,196	44,137
Surgical instruments	23,402	21,256
Office equipment, furniture and fixtures	1,803	1,352
Computer equipment and software	18,646	19,332
Construction in process	8,208	5,980

	152,411	152,031
Less accumulated depreciation	(75,067)	(72,467)

	$77,344	$79,564

For the three months ended September 30, 2018 and 2017, the Company had depreciation expense in connection with property, plant and equipment of $2,577 and $2,623, respectively, and for the nine months ended September 30, 2018 and 2017, the Company had depreciation expense in connection with property, plant and equipment of $7,824 and $7,947, respectively. Included in the nine months ended September 30, 2018, are $1,797 of asset impairment and abandonment charges relating to lower distributions of our map3® implant.

10.	Goodwill

Goodwill acquired during the nine months ended September 30, 2018 includes the excess of the Zyga purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed.

	September 30, 2018	December 31, 2017
Balance at January 1	$46,242	$54,887
Goodwill acquired related to Zyga acquisition	16,622	—
Goodwill disposed of related to sale of Cardiothoracic closure business	—	8,645

Balance at September 30	$62,864	$46,242

The Company considered the decreased forecasted distributions of our map3® implant to be a triggering event for long-lived asset impairment testing. As a result, the Company performed a goodwill impairment analysis on its sole reporting unit during the quarter ended June 30, 2018, and based on the analysis, the Company concluded its goodwill was not impaired.

11.	Other Intangible Assets

Other intangible assets are as follows:

	September 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$17,556	$5,457	$11,373	$4,890
Acquired licensing rights	10,797	6,297	14,747	9,097
Marketing and procurement and other intangible assets	20,698	11,100	20,603	9,666

Total	$49,051	$22,854	$46,723	$23,653

For the three months ended September 30, 2018 and 2017, the Company had amortization expense of other intangible assets of $1,149 and $952, respectively, and for the nine months ended September 30, 2018 and 2017, the Company had amortization expense of other intangible assets of $2,970 and $2,757, respectively. Included in the nine months ended September 30, 2018, are $2,718 of asset impairment and abandonment charges relating to lower distributions of our map3® implant.

At September 30, 2018, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense
2018	$1,050
2019	4,200
2020	4,100
2021	4,100
2022	4,100
2023	1,800

12.	Accrued Expenses

Accrued expenses are as follows:

	September 30, 2018	December 31, 2017
Accrued compensation	$5,718	$8,257
Accrued severance and restructuring costs	1,070	3,279
Accrued executive transition costs	301	2,300
Accrued distributor commissions	3,747	3,889
Accrued donor recovery fees	4,529	4,144
Other	6,756	3,741

	$22,121	$25,610

The Company accrues for the estimated donor recovery fees due to third party recovery agencies as tissue is received.

13.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	September 30, 2018	December 31, 2017
Term loan	$—	$24,250
Revolving credit facility	50,000	22,500
Less unamortized debt issuance costs	(979)	(406)

Total	49,021	46,344
Less current portion	—	(4,268)

Long-term portion	$49,021	$42,076

On June 5, 2018, the Company, along with our wholly-owned subsidiary, Pioneer Surgical, Inc. (“Pioneer Surgical”), entered into a Credit Agreement (the “2018 Credit Agreement”), as borrowers, with JP Morgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto, the “Lenders”) and as administrative agent for the Lenders. The 2018 Credit Agreement provides for a revolving credit facility in the aggregate principal amount of up to $100,000 (the “Facility”). The Company and Pioneer Surgical will be able to, at their option, and subject to customary conditions and Lender approval, request an increase to the Facility by up to $50,000.

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

The Company is subject to certain affirmative and negative covenants, including (but not limited to), covenants limiting the Company’s ability to: incur certain additional indebtedness; create certain liens; enter into sale and leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to another person. The Company is required to maintain a minimum fixed charge coverage ratio of at least 1.00:1.00 (the “Required Minimum Fixed Charge Coverage Ratio”) during either of the following periods (each, a “Covenant Testing Period”): (i) a period beginning on a date that a default has occurred and is continuing under the loan documents entered into by the Company in conjunction with the Credit Agreement (the “Loan Documents”) through the first date on which no default has occurred and is continuing; or (ii) a period beginning on a date that availability under the Facility is less than the specified covenant testing threshold and continuing until availability under the Facility is greater than or equal to the specified covenant testing threshold for thirty (30) consecutive days. The Required Minimum Fixed Charge Coverage Ratio is measured on the last day of each calendar month during the Covenant Testing Period (each a “Calculation Date”), and is calculated using the minimum fixed charge coverage ratio for the twelve (12) consecutive months ending on each Calculation Date. The amounts owed under the 2018 Credit Agreement may be accelerated upon the occurrence of certain events of default customary for facilities for similarly rated borrowers.

At September 30, 2018, the interest rate for the Facility was 3.85%. As of September 30, 2018, there was $50,000 outstanding on the Facility and total remaining available credit on the Facility was $41,990. The Company’s ability to access the Facility is subject to and can be limited by the Company’s compliance with the Company’s financial and other covenants. The Company was in compliance with the financial covenants related to the Facility as of September 30, 2018.

For the three months ended September 30, 2018 and 2017, interest expense associated with the amortization of debt issuance costs was $53 and $88, respectively, and for the nine months ended September 30, 2018 and 2017, interest expense associated with the amortization of debt issuance costs was $476 and $350, respectively. For the nine months ended September 30, 2018, loss on extinguishment of debt associated with refinancing the Company’s debt was $309.

14.	Other long-term liabilities

Other long-term liabilities are as follows:

	September 30, 2018	December 31, 2017
Acquisition contingencies	$4,986	$
Other	773		1,431

	$5,759		$1,431

Acquisition contingencies represent the Company’s fair value estimate of the Zyga acquisition clinical milestone and revenue earnout contingencies.

15.	Income Taxes

The Company expects its deferred tax assets of $11,875, net of the valuation allowance at September 30, 2018 of $8,200, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

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

During the three months ended September 30, 2018, the Company completed the accounting of its deferred tax assets revaluation using the reduced corporate tax rate and the transition tax. During the three months ended September 30, 2018, the Company recorded a discrete tax benefit of $650. Analysis and accounting of the remaining aspects of the Tax Legislation may result in adjustments in the consolidated financial statements.

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

On a rolling three-year basis, the Company’s consolidated U.S. operations are in a cumulative income position. However, one U.S. entity (“Entity”) is in a three-year cumulative loss position. During the three months ended September 30, 2018, the Company established a valuation allowance on the Entity’s separate state deferred tax assets.

The Company’s foreign operation is in a three-year cumulative loss position. As a result, the Company has established a full valuation allowance on its foreign subsidiary’s deferred tax assets.

As such, valuation allowances of $8,200 and $7,258 have been established at September 30, 2018 and December 31, 2017, respectively, against a portion of the deferred tax assets.

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

On June 12, 2013, the Company and WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners, a leading healthcare-focused private equity firm (“Water Street”), entered into an investment agreement. Pursuant to the terms of the investment agreement, the Company issued $50,000 of convertible preferred equity to Water Street in a private placement which closed on July 16, 2013, with preferred stock issuance costs of $1,290. Before July 16, 2018, the preferred stock accrued dividends at a rate of 6% per annum. Dividends that were not paid in cash in any quarter accrued on each outstanding share of preferred stock during such three-month period and accumulated.

On August 1, 2018, the Company and Water Street, a related party, entered into an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of RTI Surgical, Inc. (the “Amended and Restated Certificate of Designation”). Pursuant to the Amended and Restated Certificate of Designation: (1) dividends on the Series A Preferred Stock will not accrue after July 16, 2018 (in the event of a default by the Company, dividends will begin accruing and will continue to accrue until the default is cured); (2) the Company may not force a redemption of the Series A Preferred Stock prior to July 16, 2020; and (3) the holders of the Series A Preferred Stock may not convert the Series A Preferred Stock into common stock prior to July 16, 2021 (with certain exceptions). The Company evaluated and concluded on a qualitative basis the amendment qualifies as modification accounting to the preferred shares, which did not result in a change in the valuation of the shares.

Preferred stock is as follows:

	Preferred Stock Liquidation Value	Preferred Stock Issuance Costs	Net Total
Balance at January 1, 2018	$64,399	$(476)	$63,923
Accrued dividend payable	2,120	—	2,120
Amortization of preferred stock issuance costs	—	137	137

Balance at September 30, 2018	$66,519	$(339)	$66,180

17.	Severance and Restructuring Costs

The Company recorded severance and restructuring costs related to the reduction of our organizational structure which resulted in $1,708 of expenses for the nine months ended September 30, 2018. Severance and restructuring payments are made to terminated employees over periods ranging from one month to twelve months and are not expected to have a material impact on cash flows of the Company in any quarterly period. The following table includes a roll-forward of severance and restructuring costs included in accrued expenses, see Note 12.

Accrued severance and restructuring costs at January 1, 2018	$3,279
Severance and restructuring costs accrued in 2018	1,708

Subtotal severance and restructuring costs	4,987
Severance and restructuring cash payments	(3,917)

Accrued severance and restructuring costs at September 30, 2018	$1,070

18.	Executive Transition Costs

The Company recorded Chief Executive Officer retirement and transition costs related to the retirement of our former Chief Executive Officer pursuant to the Executive Transition Agreement dated August 29, 2012 (as amended and extended to date), which resulted in $4,404 of expenses for the year ended December 31, 2016. The total Chief Executive Officer retirement and transition costs are expected to be paid in full prior to the first quarter of 2019. In addition, the Company recorded executive transition costs of $2,781 as a result of hiring a new Chief Executive Officer and Chief Financial and Administrative Officer for the year ended December 31, 2017. The total executive transition costs, of which $1,169 is cash basis, was paid in full in the third quarter of 2018. The following table includes a roll-forward of executive transition costs included in accrued expenses, see Note 12.

Accrued executive transition costs at January 1, 2018	2,300
Cash payments	(1,999)

Accrued executive transition costs at September 30, 2018	$301

19.	Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of September 30, 2018, will have a material adverse impact on its financial position or results of operations.

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

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of September 30, 2018, there are a cumulative total of 1,148 Indemnified Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, the impact that current or any future TSM litigation may have on the Company cannot be reasonably estimated.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

20.	Regulatory Actions

On September 30, 2014, the Company received a letter from the FDA regarding its map3® cellular allogeneic bone graft. The letter addresses some technical aspects of the processing of the map3® allograft, as well as language included on the Company’s website. Following the 2014 letter, the FDA conducted an on-site inspection of the Company’s Alachua, Florida facility in April 2017 to assess compliance of the manufacturing and quality controls for its map3® allograft products with the 21 CFR Part 211 (GMP) regulations. A form 483 was issued by the FDA outlining 9 instances of observed non-compliance. The Company worked diligently to resolve all cited observations in a timely manner, however, on November 9, 2017, the FDA issued a Warning Letter to the Company related to the map3® allograft. The letter reiterated the FDA’s concerns regarding the classification and manufacturing of the map3® allograft. There was no requirement to cease production or to recall distributed allografts from the market.

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

During the third quarter 2018, the Company decided that it would not pursue the more rigorous FDA requirements applicable to biological drug products and concluded that the Company would stop distributing its map3® implants effective October 31, 2018.

21.	Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment composed of four lines of business. Effective January 1, 2018, the reporting of the Company’s lines of business are composed primarily of four franchises: spine; sports; OEM and international. The Company’s previous lines of business were composed of: spine; sports medicine and orthopedics; surgical specialties; cardiothoracic; international; and OEM. Effective January 1, 2018, the other revenues category is included in the OEM line of business. The prior year comparable revenue information has been restated to conform to the current year presentation. The Company believes that the change in the reporting of the Company’s lines of business is aligned with our focused strategy of reducing complexity and better understanding of our lines of business. Additionally, on August 3, 2017, we completed the sale of substantially all of the assets related to our CT Business to A&E Advanced Closure Systems, LLC (a subsidiary of A&E Medical Corporation) (“A&E”). In connection with the CT Business sale, we entered into a multi-year Contract Manufacturing Agreement with A&E whereby we continue to support the CT Business under A&E’s ownership through the manufacturing of existing products, which generates revenue for our OEM business. Discrete financial information is not available for these four lines of business. The following table presents revenues from these four categories for the three and nine months ended September 30, 2018 and 2017, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Spine	$20,741	$18,131	$58,938	$57,888
Sports	12,271	12,723	39,896	41,852
OEM	30,092	28,779	91,382	81,904
International	5,960	5,715	19,423	18,939
Cardiothoracic	—	1,340	—	8,164

Total revenues	$69,064	$66,688	$209,639	$208,747

The following table presents percentage of total revenues derived from the Company’s largest distributors:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Percent of revenues derived from:
Distributor
Zimmer Biomet Holdings, Inc.	22%	15%	21%	17%
Medtronic, PLC	9%	8%	8%	9%
DePuy Synthes	3%	4%	5%	4%

The following table presents property, plant and equipment—net by significant geographic location:

	September 30, 2018	December 31, 2017
Property, plant and equipment—net:
Domestic	$71,709	$73,363
International	5,635	6,201

Total	$77,344	$79,564

22.	Subsequent Events

The Company evaluated subsequent events as of the issuance date of the condensed consolidated financial statements as defined by FASB ASC 855 Subsequent Events, and identified no subsequent events that require adjustment to, or disclosure of, in these condensed consolidated financial statements, except for on November 1, 2018, the Company entered into a definitive agreement to acquire Paradigm Spine in a cash and stock transaction valued at up to $300,000, consisting of $150,000 at closing plus potential future milestone payments. Established in 2005, Paradigm Spine’s primary product is the coflex® Interlaminar Stabilization® device, a differentiated and minimally invasive motion preserving stabilization implant that is FDA premarket approved for the treatment of moderate to severe lumbar spinal stenosis (LSS) in conjunction with decompression. The transaction is expected to close in the first quarter of 2019 and is subject to the satisfaction of customary closing conditions and applicable regulatory approvals.

Under the terms of the agreement, the Company shall pay $100,000 in cash and issue 10,729,614 shares of RTI common stock at closing, and revenue based earnout consideration of up to $150,000 in a combination of cash and RTI common stock. The shares of RTI stock to be issued at closing were valued based on the volume weighted average closing trading price for the five trading days prior to the date of execution of the definitive agreement, representing $50,000 of value. RTI intends to fund the cash portion of the consideration with approximately $100,000 in new, fully-committed debt financing. The Company has not completed its preliminary purchase price allocation, and as such cannot disclose the preliminary purchase price allocation.

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

Management Overview

RTI Surgical is a global surgical implant company that designs, develops, manufactures and distributes biologic, metal and synthetic implants. Our implants are used in orthopedic, spine, sports medicine, plastic surgery, trauma and other surgical procedures to repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We manufacture metal and synthetic implants and process donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. We process tissue at our facilities in Alachua, Florida and Neunkirchen, Germany and manufacture metal and synthetic implants in Marquette, Michigan and Greenville, North Carolina, respectively. We are accredited in the U.S. by the American Association of Tissue Banks and we are a member of AdvaMed. Our implants are distributed directly to hospitals throughout the U.S. and in more than 40 countries worldwide with the support of both our and third-party representatives as well as through larger purchasing companies. We were founded in 1997 and are headquartered in Alachua, Florida.

Domestic distributions and services accounted for 91% of total revenues in the first nine months of 2018. Most of our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities through a direct distribution force and through various original equipment manufacturer (“OEM”) relationships.

International distributions and services accounted for 9% of total revenues in the first nine months of 2018. Our implants are distributed in over 40 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

We are implementing a transformation strategy to focus on our OEM and spine franchises and create long-term, profitable growth for the company. In 2017, we introduced a new management team with extensive experience to spearhead these efforts. The core components of our strategy are:

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

In line with our strategy, on January 4, 2018, the Company acquired Zyga Technology, Inc. (“Zyga”), a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21.0 million in consideration paid at closing (consisting of borrowings of $18.0 million on our revolving credit facility and $3.0 million cash on hand), $1.0 million contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to an additional $35.0 million.

On November 1, 2018, the Company entered into a definitive agreement to acquire Paradigm Spine.

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

Results of Operations

Consolidated Financial Results

The following table reflects revenues for the three and nine months ended September 30, 2018 and 2017, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenues:
Spine	$20,741	$18,131	$58,938	$57,888
Sports	12,271	12,723	39,896	41,852
OEM	30,092	28,779	91,382	81,904
International	5,960	5,715	19,423	18,939
Cardiothoracic	—	1,340	—	8,164

Total revenues	$69,064	$66,688	$209,639	$208,747

Three Months Ended September 30, 2018 Compared With Three Months Ended September 30, 2017

Revenues

Total revenues - Our total revenues increased $2.4 million, or 3.6%, to $69.1 million for the three months ended September 30, 2018, compared to $66.7 million for the three months ended September 30, 2017. Excluding cardiothoracic revenues for the three months ended September 30, 2017, our total revenues increased $3.7 million, or 5.7%, due to timing of delivery to certain OEM distributors, primarily in the dental and trauma markets, and increased distributions of our spine hardware implants, primarily as a result of our new SImmetry® implants.

Spine - Revenues from spine implants increased $2.6 million, or 14.4%, to $20.7 million for the three months ended September 30, 2018, compared to $18.1 million for the three months ended September 30, 2017. Spine revenues increased primarily as a result of increased distributions of our spine hardware implants, primarily our new SImmetry® implants, partially offset by lower distributions of our map3® implants as a result of us phasing out and ceasing distributions effective October 31, 2018.

Sports - Revenues from sports allografts decreased $452,000, or 3.6%, to $12.3 million for the three months ended September 30, 2018, compared to $12.7 million for the three months ended September 30, 2017. Sports revenues decreased primarily as a result of decreased distributions of our biologic implants, partially offset by growth in our dermis based implants.

OEM - Revenues from OEM increased $1.3 million, or 4.6%, to $30.1 million for the three months ended September 30, 2018, compared to $28.8 million for the three months ended September 30, 2017. OEM revenues increased primarily as a result of higher orders and due to timing of delivery to certain OEM distributors, primarily in the dental and trauma markets.

International - Revenues from international include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $245,000, or 4.3%, to $6.0 million for the three months ended September 30, 2018, compared to $5.7 million for the three months ended September 30, 2017. International revenues increased primarily as a result of higher distributions in Latin America due to timing of delivery to certain international distributors.

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

Costs of Processing and Distribution

Costs of processing and distribution decreased $1.8 million, or 5.3%, to $31.4 million for the three months ended September 30, 2018, compared to $33.2 million for the three months ended September 30, 2017. Costs of processing and distribution decreased as a percentage of revenues from 49.7% for the three months ended September 30, 2017 to 45.5% for the three months ended September 30, 2018. Costs of processing and distribution decreased primarily as a result of our strategic initiative to optimize material cost and drive operational efficiency.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased $2.0 million, or 7.2%, to $29.7 million for the three months ended September 30, 2018, from $27.7 million for the three months ended September 30, 2017. The increase was primarily due to higher variable compensation and distributor commission expenses on spine revenue distributions. Marketing, general and administrative expenses increased as a percentage of revenues from 41.5% for the three months ended September 30, 2017 to 43.0% for the three months ended September 30, 2018.

Research and Development Expenses

Research and development expenses increased $805,000, or 28.7%, to $3.6 million for the three months ended September 30, 2018, from $2.8 million for the three months ended September 30, 2017. The increase was primarily due to our Zyga acquisition resulting in higher compensation and project related expenses. Research and development expenses increased as a percentage of revenues from 4.2% for the three months ended September 30, 2017, to 5.2% for the three months ended September 30, 2018.

Severance and Restructuring Costs

Severance and restructuring costs related to the reduction of our organizational structure, primarily driven by simplification of our international operating infrastructure, specifically our distribution model, resulted in $824,000 of expenses for the three months ended September 30, 2018 as compared to $2.8 million of expenses for the three months ended September 30, 2017.

Acquisition and integration expenses

Acquisition expenses related to the agreement to acquire Paradigm Spine resulted in $1.9 million of expenses for the three months ended September 30, 2018. There were no acquisition and integration expenses for the three months ended September 30, 2017.

Cardiothoracic closure business divestiture contingency consideration

As a result of no indemnification claims being made against us in connection with the sale of our CT Business by the applicable deadline, we received the remaining cash contingency consideration of $3.0 million which was held in escrow for twelve months.

Net Other Expense

Net other expense, which includes interest expense, interest income, and foreign exchange gain, decreased $83,000, or 12.2%, to $598,000 for the three months ended September 30, 2018, from $681,000 for the three months ended September 30, 2017. The decrease in net other expense is primarily due to lower interest expense of $130,000 as a result of refinancing our debt and lower interest rate applied to our average debt balance as compared to the prior year period.

Income Tax Provision

Income tax provision for the three months ended September 30, 2018, was $807,000 compared to $16.1 million for the three months ended September 30, 2017. Our effective tax rate for the three months ended September 30, 2018, was 20.6% compared to 48.0% for the three months ended September 30, 2017. Our effective tax rate for the three months ended September 30, 2018, was primarily impacted due to the U.S. federal corporate tax rate decreasing from 35% to 21% (The U.S. federal corporate rate decreased as a result of the Tax Cuts and Jobs Act (the “Tax Legislation”) which was enacted on December 22, 2017); recording a discrete tax benefit of $650,000 relating to our accounting for the Tax Legislation; favorable permanent tax adjustments offset by net valuation allowances established.

Nine Months Ended September 30, 2018 Compared With Nine Months Ended September 30, 2017

Revenues

Total revenues - Our total revenues increased $892,000, or 0.4%, to $209.6 million for the nine months ended September 30, 2018, compared to $208.7 million for the nine months ended September 30, 2017. Excluding cardiothoracic revenues for the nine months ended September 30, 2017, our total revenues increased $9.1 million, or 4.5%, due to timing of delivery to certain OEM distributors, primarily in the dental and trauma markets, and increased distributions of our spine hardware implants, primarily as a result of our new SImmetry® implants.

Spine - Revenues from spine implants increased $1.1 million, or 1.8%, to $58.9 million for the nine months ended September 30, 2018, compared to $57.9 million for the nine months ended September 30, 2017. Spine revenues increased primarily as a result of increased distributions of our spine hardware implants, primarily our new SImmetry® implants, partially offset by lower distributions of our map3® implants as a result of us phasing out and ceasing distributions effective October 31, 2018.

Sports - Revenues from sports allografts decreased $2.0 million, or 4.7%, to $39.9 million for the nine months ended September 30, 2018, compared to $41.9 million for the nine months ended September 30, 2017. Sports revenues decreased primarily as a result of decreased distributions of our biologic implants, partially offset by growth in our dermis based implants.

OEM - Revenues from OEM increased $9.5 million, or 11.6%, to $91.4 million for the nine months ended September 30, 2018, compared to $81.9 million for the nine months ended September 30, 2017. OEM revenues increased primarily as a result of higher orders and due to timing of delivery to certain OEM distributors, primarily in the dental and trauma markets.

International - Revenues from international include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $484,000, or 2.6%, to $19.4 million for the nine months ended September 30, 2018, compared to $18.9 million for the nine months ended September 30, 2017. International revenues increased primarily as a result of higher distributions in Europe due to a strengthened and focused distribution channel, partially offset by lower distributions in Asia Pacific due to timing of delivery to certain international distributors.

Cardiothoracic - On August 3, 2017, we completed the sale of substantially all of the assets related to the CT Business to A&E. Additionally, we have entered into a multi-year Contract Manufacturing Agreement with A&E whereby we continue to support the CT Business under A&E’s ownership through the manufacturing of existing products, which generates revenue for our OEM business.

Costs of Processing and Distribution

Costs of processing and distribution increased $5.8 million, or 5.6%, to $108.3 million for the nine months ended September 30, 2018, compared to $102.5 million for the nine months ended September 30, 2017. Costs of processing and distribution increased as a percentage of revenues from 49.1% for the nine months ended September 30, 2017 to 51.6% for the nine months ended September 30, 2018. Costs of processing and distribution as a percentage was negatively impacted by an inventory write-off of $6.6 million related to decreased distributions of our map3® implant; $1.0 million as a result of writing-off certain obsolete quantities primarily of bone graft substitute inventory due to the rationalization of our international distribution infrastructure; purchase accounting step up adjustments to Zyga inventory of $456,000 charged to costs of processing and distribution as inventory was sold; offset by our strategic initiative to optimize material cost and drive operational efficiency. Adjusted for the impact of the inventory write-off; write-off of obsolete inventory and the purchase accounting step up, costs of processing and distribution as a percentage of revenues were 47.8% for the nine months ended September 30, 2018.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased $481,000, or 0.6%, to $87.3 million for the nine months ended September 30, 2018, from $86.8 million for the nine months ended September 30, 2017. The increase was primarily due to higher variable compensation and distributor commission expenses on spine revenue distributions. Marketing, general and administrative expenses increased as a percentage of revenues from 41.6% for the nine months ended September 30, 2017 to 41.7% for the nine months ended September 30, 2018.

Research and Development Expenses

Research and development expenses were $10.3 million for the nine months ended September 30, 2018 which were comparable to the nine months ended September 30, 2017. Research and development expenses as a percentage of revenues were 4.9% for the nine months ended September 30, 2018 and 2017, respectively.

Severance and Restructuring Costs

Severance and restructuring costs related to the reduction of our organizational structure, primarily driven by simplification of our international operating infrastructure, specifically our distribution model, resulted in $1.7 million of expenses for the nine months ended September 30, 2018 as compared to $10.6 million of expenses for the nine months ended September 30, 2017.

Asset impairment and abandonments

Asset impairment and abandonments primarily related to lower distributions of our map3® implant for the nine months ended September 30, 2018 was $4.7 million. There were no asset impairment and abandonments for the nine months ended September 30, 2017.

Acquisition and integration expenses

Acquisition and integration expenses related to the purchase of Zyga and the agreement to acquire Paradigm Spine resulted in $2.7 million of expenses for the nine months ended September 30, 2018. There were no acquisition and integration expenses for the nine months ended September 30, 2017.

Cardiothoracic closure business divestiture contingency consideration

As a result of no indemnification obligations from us selling our CT Business to A&E on August 3, 2017, we received the remaining cash contingency consideration of $3.0 million which was held in escrow for twelve months.

Net Other Expense

Net other expense, which includes interest expense, interest income, loss on extinguishment of debt and foreign exchange gain were $2.5 million for the nine months ended September 30, 2018 which were comparable to the nine months ended September 30, 2017.

Income Tax Benefit (Provision)

Income tax benefit for the nine months ended September 30, 2018, was $1.6 million compared to income tax provision of $16.3 million for the nine months ended September 30, 2017. Our effective tax rate for the nine months ended September 30, 2018, was 33.1% compared to 53.9% for the nine months ended September 30, 2017. Our effective tax rate for the nine months ended September 30, 2018, was primarily impacted due to recording a discrete tax benefit of $3.1 million relating to inventory write-off and asset impairment and abandonments due to decreased forecasted distributions of our map3® implant; recording a discrete tax benefit of $415,000 relating to previously unrecognized tax benefits; the U.S. federal corporate tax rate decreasing from 35% to 21% (The U.S. federal corporate rate decreased as a result of the Tax Cuts and Jobs Act (the “Tax Legislation”) which was enacted on December 22, 2017); recording a discrete tax benefit of $650,000 relating to our accounting for the Tax Legislation; favorable permanent tax adjustments offset by net valuation allowances established.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss) applicable to common shares, as reported	$2,931	$16,548	$(5,441)	$11,153
Severance and restructuring costs	824	2,820	1,708	10,623
Asset impairment and abandonments	—	—	4,515	—
Acquisition and integration expenses	1,941	—	2,741	—
Inventory write-off	—	—	7,582	—
Inventory purchase price adjustment	—	—	456	—
Loss on extinguishment of debt	—	—	309	—
Cardiothoracic closure business divestiture contingency consideration	(3,000)	—	(3,000)	—
Gain on cardiothoracic closure business divestiture	—	(34,090)	—	(34,090)
Tax effect on new tax legislation	(650)	—	(650)	—
Tax effect on adjustments	—	15,159	(3,654)	13,855

Non-GAAP net income applicable to common shares, adjusted	$2,046	$437	$4,566	$1,541

The following is an explanation of the adjustments that management excluded as part of the non-GAAP measures for the three and nine months ended September 30, 2018 and 2017, as well as the reasons for excluding the individual items:

Severance and restructuring costs – These costs relate to the reduction of our organizational structure, primarily driven by simplification of our international operating infrastructure, specifically our distribution model. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Asset impairment and abandonments – These costs represent asset impairment and abandonments related to lower distributions of our map3® implant. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Acquisition and integration expenses – These costs relate to acquisition and integration expenses due to the purchase of Zyga and certain other business development activities. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Inventory write-off – These costs relate to an inventory write-off due to the rationalization of our international distribution infrastructure and an inventory write-off related to lower distributions of our map3® implant. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Inventory purchase price adjustment – These costs relate to the purchase price effects of acquired Zyga inventory that was sold during the nine months ended September 30, 2018. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Loss on extinguishment of debt – These costs relate to refinancing our debt. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Gain on cardiothoracic closure business divestiture – This adjustment represents the gain relating to the sale of substantially all of the assets of our CT Business to A&E. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Cardiothoracic closure business divestiture contingency consideration – This adjustment represents the remaining cash contingency consideration received from the sale of substantially all of the assets of our CT Business to A&E. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Tax effect on new tax legislation – This adjustment represents charges relating to the Tax Cuts and Jobs Act tax legislation which was enacted on December 22, 2017. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Liquidity and Capital Resources

Our working capital at September 30, 2018, decreased $12.4 million to $120.3 million from $132.7 million at December 31, 2017, primarily as a result of the purchase of Zyga. We acquired Zyga for $21.0 million in consideration paid at closing.

At September 30, 2018, we had 57 days of revenues outstanding in trade accounts receivable, an increase of 11 days compared to December 31, 2017. The increase is driven by the longer period receivables remain outstanding for contracts with customers where inventory is exclusively built with no alternative use to us, and where revenue is recognized over time under ASC 606. Whereas previously, revenue and receivables were recorded at the time of shipment, they are now recorded over time. The customer, however, is only billed at the time of shipment.

At September 30, 2018, we had 266 days of inventory on hand, a decrease of 32 days compared to December 31, 2017. The decrease in inventory days is primarily due to higher distributions; inventory obsolescence due to the rationalization of our international distribution infrastructure; and an inventory write-off related to decreased forecasted distributions of our map3® implant during the nine months ended September 30, 2018. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $10.0 million of cash and cash equivalents at September 30, 2018. At September 30, 2018, our foreign subsidiaries held $1.7 million in cash. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at September 30, 2018, increased $2.7 million to $49.0 million from $46.3 million at December 31, 2017. The increase in short and long-term obligations was primarily due to increased borrowing to finance the Zyga acquisition.

On January 4, 2018, we acquired Zyga, as discussed above under “Management Overview.”

On June 5, 2018, we, along with our wholly-owned subsidiary, Pioneer Surgical, Inc., entered into a Credit Agreement (the “2018 Credit Agreement”), as borrowers, with JP Morgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto, the “Lenders”) and as administrative agent for the Lenders. The 2018 Credit Agreement provides for a revolving credit facility in the aggregate principal amount of up to $100 million (the “Facility”). We will be able to, at our option, and subject to customary conditions and Lender approval, request an increase to the Facility by up to $50 million.

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

We are subject to certain affirmative and negative covenants, including (but not limited to), covenants limiting our ability to: incur certain additional indebtedness; create certain liens; enter into sale and leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to another person. We are required to maintain a minimum fixed charge coverage ratio of at least 1.00:1.00 (the “Required Minimum Fixed Charge Coverage Ratio”) during either of the following periods (each, a “Covenant Testing Period”): (i) a period beginning on a date that a default has occurred and is continuing under the loan documents entered into by us in conjunction with the Credit Agreement (the “Loan Documents”) through the first date on which no default has occurred and is continuing; or (ii) a period beginning on a date that availability under the Facility is less than the specified covenant testing threshold and continuing until availability under the Facility is greater than or equal to the specified covenant testing threshold for thirty (30) consecutive days. The Required Minimum Fixed Charge Coverage Ratio is measured on the last day of each calendar month during the Covenant Testing Period (each a “Calculation Date”), and is calculated using the minimum fixed charge coverage ratio for the twelve (12) consecutive months ending on each Calculation Date. The amounts owed under the 2018 Credit Agreement may be accelerated upon the occurrence of certain events of default customary for facilities for similarly rated borrowers.

At September 30, 2018, the interest rate for the Facility was 3.85%. As of September 30, 2018, there was $50.0 million outstanding on the Facility and total remaining available credit on the Facility was $42.0 million. Our ability to access our Facility is subject to and can be limited by our compliance with our financial and other covenants. We were in compliance with the financial covenants related to our revolving credit facility as of September 30, 2018.

As of September 30, 2018, we believe that our working capital, together with our borrowing ability under the Facility, will be adequate to fund our ongoing operations for the next twelve months.

As of September 30, 2018, we have no material off-balance sheet arrangements.

Certain Commitments.

Our long-term debt obligations and availability of credit as of September 30, 2018 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Revolving credit facility	$50,000	$41,990
Less unamortized debt issuance costs	(979)

Total	$49,021

The following table provides a summary of our long-term debt obligations, operating lease obligations and other significant obligations as of September 30, 2018.

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$49,021	$—	$—	$49,021	$—
Operating lease obligations	4,078	438	2,428	329	883
Purchase obligations (1)	13,088	13,088	—	—	—

Total	$66,187	$13,526	$2,428	$49,350	$883

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

We were in compliance with the financial and other covenants related to the Facility as of September  30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our credit facility expose us to market risk related to changes in interest rates. As of September 30, 2018, our outstanding floating rate indebtedness totaled $50.0 million. The primary base interest rate is LIBOR. Other outstanding debt consists of fixed rate instruments. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2018. However, we can give no assurance that interest rates will not significantly change in the future.

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

As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have not been any changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of September 30, 2018 will have a material adverse impact on its financial position or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of our common stock during the nine months ended September 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	81,830	$4.44	—	—
February 1, 2018 to February 28, 2018	—	—	—	—
March 1, 2018 to March 31, 2018	—	—	—	—
April 1, 2018 to April 30, 2018	12,453	$4.47	—	—
May 1, 2018 to May 31, 2018	4,655	$4.25	—	—
June 1, 2018 to June 30, 2018	—	—	—	—
July 1, 2018 to July 31, 2018	339	$4.25	—	—
August 1, 2018 to August 31, 2018	7,832	$4.90	—	—
September 1, 2018 to September 30, 2018	—	—	—	—

Total	107,109	$4.47	—	—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of RTI Surgical, Inc.

3.2	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of RTI Surgical, Inc.

3.3(1)	Amended and Restated Bylaws of RTI Surgical, Inc.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31271) filed by the Registrant on July 11, 2016.

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

Date: November 2, 2018