Form 10-K
period 2018-12-31
RTI SURGICAL, INC.
filed 2019-03-05
CIK 1100441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2018), was approximately $286.0 million.

The number of shares of Common Stock outstanding as of February 25, 2019 was 62,312,813.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Strategy

We are implementing a transformation strategy to increase focus on our spine and Original Equipment Manufacturer (“OEM”) operations and create long-term, profitable growth for the company. In 2017, we introduced a new management team with extensive experience in an effort to spearhead these efforts. The core components of our strategy are:

•	Reduce Complexity. We are working to reduce complexity in our organization by divesting non-core assets and investing in core competencies.

•	Drive Operational Excellence. We are working to optimize material cost and drive operational efficiency to reduce other direct costs by pursuing world class manufacturing.

•

Accelerate Growth. We are investing in innovative, niche high growth product categories leveraging core competency in the spine market; utilizing core technologies to expand OEM relationships and drive organic growth; and building relevant scale in our spinal portfolio to improve our importance to the consolidating healthcare market driven increasingly by integrated delivery networks and group purchasing organizations.

We distribute human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. We operate in one reportable segment composed of four lines of business. Effective January 1, 2018, the reporting of our lines of business is composed of four franchises or lines of business: spine; sports; OEM and international. Our previous lines of business were composed of: spine; sports medicine and orthopedics; surgical specialties; cardiothoracic; international; and OEM. Additionally, effective January 1, 2018, the other revenues category is included in the OEM line of business. The prior year comparable revenue information has been restated to conform to the current year presentation. We believe that the change in the reporting of our lines of business is aligned with our focused strategy of reducing complexity and better understanding of our lines of business. Discrete financial information is not available for these four lines of business. The following table presents revenues from these four franchises and their respective percentages of our total revenues for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
	(In thousands)
Revenues:
Spine	$79,687	28.4%	$77,514	27.7%	$73,907	27.1%
Sports	54,533	19.4%	57,211	20.5%	54,609	20.0%
OEM	120,682	43.0%	110,710	39.6%	108,093	39.6%
International	25,953	9.2%	25,964	9.3%	25,109	9.2%
Cardiothoracic	—	0.0%	8,164	2.9%	11,147	4.1%

Total revenues	$280,855	100.0%	$279,563	100.0%	$272,865	100.0%

For additional financial information concerning our operating performance, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report and our Consolidated Financial Statements in Part II, Item 8 of this report.

Corporate Information

We were incorporated in 1997 in Florida as a wholly-owned subsidiary of the University of Florida Tissue Bank, (“UFTB”). We began operations on February 12, 1998 when UFTB contributed to us its allograft processing operations, related equipment and technologies, distribution arrangements, research and development activities and certain other assets. At the time of our initial public offering in August 2000, we reincorporated in the State of Delaware. In July 2013, we completed our acquisition of Pioneer Surgical Technology, Inc. (“Pioneer”) and, in connection with the acquisition, changed our name from RTI Biologics, Inc. to RTI Surgical, Inc. In August 2017, we completed the sale of substantially all of the assets related to our Cardiothoracic closure business (the “CT Business”) to A&E Advanced Closure Systems, LLC (a subsidiary of A&E Medical Corporation) (“A&E”). On January 4, 2018, we acquired Zyga Technology, Inc. (“Zyga”) through the merger of one of our wholly-owned subsidiaries with and into Zyga. On November 1, 2018, the Company entered into a definitive agreement to acquire Paradigm Spine, LLC (“Paradigm”) in a cash and stock transaction. Our principal offices are located at 11621 Research Circle, Alachua, Florida, and our phone number is (386) 418-8888.

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

Metals and Synthetics

The medical community has used metal and synthetic materials for implant procedures for many years. Metal and synthetic technologies are used to create both surgical implants as well as instruments used in surgical procedures. These implants are used in a variety of procedures in spine, cardiothoracic, trauma and other areas. Typical metals used include surgical stainless steel and titanium. These materials are chosen for their strength and durability. Synthetic implants provide alternative implant options for surgeons and reliable availability due to the variable supply of xenograft, autograft and allograft. One common example of a synthetic material is polyetheretherketone (“PEEK”). A recent trend has emerged for advanced materials in spinal interbodies. RTI Surgical has a position in that space through its Fortilink family of products, which is produced by additive manufacturing (3-D printing) using a proprietary polyetherketoneketone (PEKK) material called TETRAfuse® 3-D. The Company’s exclusive supplier of TETRAfuse® 3-D is Oxford Performance Materials, Inc.

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

Marketing and Distribution

We market and distribute our implants through direct distribution channels and a combination of both exclusive and non-exclusive OEM distributors depending upon the product category. Our implants are used in the following markets: spine, sports medicine, orthobiologics, trauma, dental, plastic surgery and other surgical specialties. Our implants range from metals, synthetics, allografts and xenografts that are precision machined for specific surgical applications, to grafts conventionally processed for general surgical uses.

Direct Channels

Spine

The human spine consists of four regions: cervical (neck region), thoracic (back region attached to the ribs), lumbar (lower back), and sacral (tail bone). We design, manufacture, and distribute surgical implants, instruments, and biologics used in the treatment of conditions affecting the spine caused by degenerative conditions, deformities or traumatic injury. Our principal implant offering includes a wide variety of systems composed of components such as spine screws and rods, spinal spacers, plates, and various biologics offerings all designed to support, enhance, or promote spinal fusion. Our principal implant offerings by market segment are as follows:

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

Sports

Many repetitive use and sports-related injuries can be addressed with allograft implants. The most prevalent surgeries in the knee include repairs to the anterior cruciate ligament (“ACL”), articular cartilage repair, and meniscus transplantation. The most prevalent surgeries in the shoulder include rotator cuff repair and articular cartilage repair. Our principal sports medicine allografts are tendons for ligament reconstruction, fresh osteochondral grafts for cartilage repair, and our meniscal allografts for advanced meniscus injuries. Many of our sports medicine tendon allografts utilize our patented pre-shaped technology, which greatly reduces preparation time in the operating room and are generally easier to implant than non pre-shaped allografts. We also distribute Matrix HD human dermis implants for wound repair and soft tissue augmentation and map3® cellular allogeneic bone graft for foot and ankle repair. We also market and distribute implants for abdominal wall repair, and plastic and reconstructive surgery. These implants are processed through our validated Tutoplast tissue sterilization process, which has a proven track record of safety and performance. Principal products include Cortiva human dermis, Fortiva porcine dermis and

Tutopatch and Tutomesh bovine pericardium.

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

Our allograft paste implants are marketed and distributed under Puros® DBM by Zimmer and BIO DBM™ by Stryker.

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

Our trauma implants are distributed through Zimmer and DePuy Synthes (“Synthes”), a Johnson & Johnson Inc. subsidiary. Zimmer across all implants represents approximately 21% of our total revenues.

Effective August 3, 2017, our cardiothoracic hardware implants are distributed through A&E.

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

The BIOCLEANSE® process has been reviewed by the U.S. Food and Drug Administration (“FDA”) which concluded that BIOCLEANSE® was a validated tissue sterilization process demonstrated to prevent contamination of tissue grafts. To our knowledge, no other tissue sterilization process related to human tissue in our industry has been reviewed or approved by the FDA. It should be noted that the FDA does not have a formal approval process in place for tissue related processing techniques.

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

Tissue Recovery

Tissue recovery is the actual removal of tissue from a donor after legal authorization has been obtained. Authorization is obtained by the tissue recovery group. We contract with independent FDA registered tissue recovery groups that specialize in this activity. Tissue recovery personnel aseptically recover tissue within 24 hours following a donor’s death, using surgical instruments and sterile techniques similar to those used in hospitals for routine surgery. Recovered tissue is placed on wet or dry ice, then transported by the donor recovery agency to the tissue processor or possibly a research institution.

Under U.S. law, human tissue cannot be bought and sold. However, the law permits the recovery of reasonable payments for the provision of certain services, such as those involved in recovering, processing and storing tissue and related to the advancement of tissue processing technologies; all types of activities in which we are involved.

Donor recovery groups recover a variety of tissue types from donors including the fibula, femur, tibia, humerus, ilium, pericardium, fascia lata, dermis, costal cartilage, sclera, tendons and ligaments. We believe that our established relationships with recovery organizations are sufficient to meet the ongoing operation demands for the next twelve months. These contracted tissue recovery organizations are responsible for obtaining appropriate authorization and conducting federally-mandated donor screening, such as a donor risk assessment interview (“DRAI”) with the next of kin. Each donor is evaluated against current acceptance criteria prior to donor tissue being sent to our processing facility. Upon receipt of the tissue, we conduct pre-processing donor screening to determine donor medical suitability for transplantation. Pre-processing screening performed by us includes laboratory testing and a donor medical eligibility assessment. With respect to laboratory testing, we perform an extensive panel of serological and microbiological tests using Clinical Laboratory Improvements Amendment (“CLIA”) approved laboratories and FDA test kits. These results are subject to stringent criteria in order to release the donor tissue to the processing stage.

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

Research and Development

Our research and development (“R&D”) costs for the years ended December 31, 2018, 2017 and 2016 were $14.4 million, $13.4 million and $16.1 million, respectively. In 2018, we continued to invest in our R&D efforts by funding new projects including research and development projects at our facilities in our US locations and in Neunkirchen, Germany.

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

In 2018, we launched 6 new implants and product enhancements in spine, sports, and general orthopedics developed by our research and development teams. January 2018 marked the first clinical use of the Fortilink-TS and Fortilink-L product systems, which were followed by the full commercial launch of the Fortilink-TS system in May 2018. The Fortilink systems are the second and third in a family of devices to incorporate our TETRAfuse 3D Technology. Additionally, 2018 began the manufacture and initial commercial use of the Thorecon sternal closure system in association with our partner A&E. The ViBone biologic product was introduced to the RTI market space through a focused and exclusive partnership with Aziyo Biologics. Enhancements were made to Streamline OCT system, continuing the history of continuously improved features and options; performance improvements were made to our synthetic biologic line with the release of nanOss 3D Plus.

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

Our principal competitors in the conventional allograft market include the Musculoskeletal Transplant Foundation (“MTF”), AlloSource Inc., Community Tissue Services (“CTS”), LifeLink Tissue Bank (“LifeLink”), JRF Ortho (“JRF”), LifeCell, Inc., a subsidiary of Allergan PLC and LifeNet Health, Inc. (“LifeNet”). Among our competitors in precision machined allograft are MTF, LifeNet and AlloSource. Other companies who process and distribute allograft pastes include Medtronic, AlloSource, Integra LifeSciences Holdings Corp. (“Integra”), Wright Medical Inc. and MTF. Companies who process and distribute xenograft tissue include Baxter, Inc., LifeCell, Cook Surgical and Medtronic.

We consider our principal competitors in the metal and synthetic markets to include Medtronic, Stryker, Zimmer Biomet, Depuy Synthes, Globus Medical Group, Inc. (“Globus”), K2M Group Holdings Inc. (“K2”), NuVasive, Inc. (“NuVasive”), Alphatec Holdings Inc. (“Alphatec”), Spinal Elements (“Spinal”), Xtant Medical Holdings, Inc. (“Xtant”), SeaSpine Holdings Corporation (“SeaSpine”), and Orthofix International NV (“Orthofix”).

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

In the United States, most of our allograft implants are regulated by the FDA solely under Title 21 of the Code of Federal Regulations (“CFR”), Parts 1270 and 1271, “Current Good Tissue Practice for Human Cell, Tissue, and Cellular and Tissue-Based Products” (“cGTPs”). Xenograft tissues and some of our allograft-containing implants are regulated as medical devices and subject to FDA 21 CFR, Part 820 Current Good Manufacturing Practices (GMPs) for Medical Devices and related statutes from the FDA. In addition, our U.S. operation is subject to certain state and local regulations, as well as compliance to the standards of the tissue bank industry’s accrediting organization, the American Association of Tissue Banks (“AATB”).

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

The FDA and international regulatory bodies conduct periodic compliance inspections of both our U.S. and our German processing facilities. All operations are registered with the U.S. FDA Center for Devices and Radiological Health (“CDRH”) for device manufacturing locations and Center for Biologics Evaluation and Research (“CBER”) for human tissue recovery, processing and distribution locations and are certified to ISO 13485:2003 and transitioning to ISO 13485:2016. The Alachua facility is also accredited by the AATB and is licensed in the states of Florida, New York, California, Maryland, Delaware and Illinois. The Neunkirchen facility is registered with the German Health Authority

(“BfArM”) as a pharmaceutical and medical device manufacturer and is subject to German Drug Law. We believe that worldwide regulation of allografts and xenografts is likely to intensify as the international regulatory community focuses on the growing demand for these implants and the attendant safety and efficacy issues of citizen recipients.

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

Unless an exemption applies, each medical device that we wish to commercially distribute in the United States will be covered by premarket notification (“510(k)”) clearance from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, with the Class II devices typically requiring the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring approval through the lengthy premarket approval application (“PMA”) process. Manufacturers of most Class II medical devices are required to obtain 510(k) clearance prior to marketing their devices. To obtain 510(k) clearance, a company must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” in intended use and in technological and performance characteristics to another legally marketed 510(k)-cleared “predicate device.” By regulation, the FDA’s performance goals are to clear or deny a 510(k) premarket notification within 90 FDA review days of submission of the application. As a practical matter, clearance may take longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval.

Class III medical devices are required to undergo the PMA approval process in which the manufacturer must establish the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing, and labeling. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will typically conduct a preapproval inspection of the manufacturing facility to ensure compliance with Quality System Regulations (“QSR”). FDA reviews of PMA applications generally can take between one and three years, or longer.

The medical devices that we develop, manufacture, distribute, and market are subject to rigorous regulation by the FDA and numerous other federal, state, and foreign governmental authorities. The process of obtaining FDA clearance and other regulatory approvals to develop and market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all. While we believe that we have obtained, or will be able to obtain, all necessary clearances and approvals for the manufacture and sale of our implants and that they are, or will be, in material compliance with applicable FDA and other material regulatory requirements, there can be no assurance that we will be able to continue such compliance. After an implant is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements may include, as applicable: product listing and establishment registration; Quality System Regulations, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process; labeling regulations (including unique device identification (“UDI”) requirements), and FDA prohibitions against the promotion of products for uncleared, unapproved, or off-label uses or indications; clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices; Medical Device Reporting regulations, which require that manufacturers report to FDA if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations; regulations pertaining to voluntary recalls; and notices of corrections or removals.

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

The False Claims Act, Anti-Kickback Statute, Foreign Corrupt Practices Act, and United Kingdom Bribery Act of 2010, as well as state and international anti-bribery and anti-corruption legislation, regulate the conduct of medical device companies’ interactions with the healthcare industry. Among other things, these laws and others generally: (1) prohibit the provision of anything of value in exchange for the referral of patients for, or the purchase, order, or recommendation of, any item or service reimbursed by a federal healthcare program, (including Medicare and Medicaid); (2) require that claims for payment submitted to federal healthcare programs be truthful; and (3) prohibit inappropriate payment to foreign officials for the purpose of obtaining or retaining business. RTI maintains a Compliance Program that incorporates the seven fundamental elements as set forth by the Office of the Inspector General within the U.S. Department of Health and Human Services. This facilitates RTI’s compliance with requirements regarding the prohibition of inappropriate transfers of value in exchange for referrals or obtaining or retaining foreign business engagements, prohibition regarding the submission of inappropriate claims for reimbursement to federal healthcare programs, as well as generally ensuring ethical interactions with the healthcare industry both domestically and internationally.

Under Section 6002 of The Patient Protection and Affordable Care Act of 2010 (known as the Physician Payment Sunshine Act) and similar state and international transparency reporting legislation, RTI is required to collect data regarding payments or other transfers of value to physicians, teaching hospitals, and other persons in the healthcare industry. RTI’s Compliance Program ensures all such payments and transfers of value are appropriate per the requirements of applicable anti-bribery or anti-corruption legislation and that all required data is reported to relevant governmental entities as called for by applicable transparency reporting legislation.

In addition, U.S. federal, state, and international laws protect the confidentiality of certain health information, in particular individually identifiable information such as medical records and restrict the use and disclosure of that protected information. RTI complies with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) due to its status as a covered entity related to the provision of a health plan for its employees. RTI is not otherwise regulated by HIPAA, but voluntarily incorporates many HIPAA standards in its corporate policies regarding handling of health data it receives.    At the international level, the General Data Protection Regulation (“GDPR”) (EU 2016/679) applies to RTI’s processing of personal data of residents of the European Union. This law protects processing of all personal data by regulating collection, use, and disclosure as well as privacy and security requirements and imposes penalties for violations. RTI complies with this regulation for both general personal data as well as the higher sensitivity standards for health data and is implementing the standards of this regulation as part of corporate policy for processing of personal data from all jurisdictions.

During the third quarter of 2018, we decided to stop procurement, manufacturing and distributing the map3® implants. This activity was completed in the fourth quarter of 2018, with frequent and transparent communication to the FDA. The map3® product is now off the market.

Effective May 26, 2020, the European Union’s new MDR will replace the current medical device directives. All medical devices currently distributed in the European Union under the medical device directives are likely impacted. The MDR may also include products, such as human tissue, not traditionally considered medical devices in the European Union. Additionally, the MDR, among other things, increases regulatory requirements for several medical device groupings applicable to our implants distributed in the European Union, including strengthening notified body oversight for Class I reusable surgical instruments, and up-classifying spinal devices in contact with the spinal column.

Corporate Compliance

We have a comprehensive compliance program. It is a fundamental policy of our company to conduct business in accordance with the highest ethical and legal standards. Our corporate compliance and ethics program is designed to promote legal compliance and ethical business practices throughout our domestic and international businesses.

Our compliance program is designed to substantially meet U.S. Sentencing Commission Guidelines for effective organizational compliance and ethics programs and to prevent and detect violations of applicable federal, state and local laws. Our compliance program is additionally responsible for compliance with relevant international laws and implementation of corporate programs to ensure compliance with multi-jurisdictional legislation on similar topics, i.e. HIPAA and GDPR.

Key elements of our compliance program include:

•	Organizational oversight by senior-level personnel responsible for the compliance functions within our company.

•	Written standards and procedures, including a Code of Conduct.

•	Methods for communicating compliance concerns, including anonymous reporting mechanisms.

•	Investigation and remediation measures to ensure prompt response to reported matters and timely corrective action.

•	Compliance education and training for employees and contracted business associates such as distributors.

•	Auditing and monitoring controls to promote compliance with applicable laws and assess program effectiveness.

•

Oversight of interactions with healthcare professionals to ensure compliance with healthcare fraud & abuse laws, including mandated reporting of transfers of value to healthcare professionals under the Affordable Care Act.

•	Oversight of corporate handling of personal data to ensure compliance with data protection legislation.

•	Disciplinary guidelines to enforce compliance and address violations.

•	Screening of employees and relevant contracted business associates.

•	Risk assessments to identify areas of regulatory compliance risk.

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

Employees

As of December 31, 2018, we had a total of 891 employees of which 142 were employed outside of the United States. Management believes its relations with its employees are good.

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

On November 1, 2018, we entered into a definitive agreement to acquire Paradigm in a cash and stock transaction valued at up to $300.0 million, consisting of $150.0 million at closing plus potential future milestone payments. Established in 2005, Paradigm’s primary product is the coflex® Interlaminar Stabilization® device, a differentiated and minimally invasive motion preserving stabilization implant that is FDA premarket approved for the treatment of moderate to severe (LSS) in conjunction with decompression. The transaction is expected to close by the end of the first quarter of 2019 and is subject to the satisfaction of customary closing conditions and applicable regulatory approvals.

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

If any of our allografts fall under the FDA’s definitions of “more than minimally manipulated or indicated for non-

homologous use,” we would be required to obtain medical device approval or clearance or biologics licenses, which could require clinical testing and could result in disapproval of our license applications and restricted distribution of any of our allografts which may become subject to pre-market approval. The FDA could require post-market testing and surveillance to monitor the effects of such allografts, could restrict the commercial applications of these allografts, and could conduct periodic inspections of our facilities and our suppliers. Delays encountered during the FDA approval process could shorten the patent protection period during which we have the exclusive right to commercialize such technologies or could allow others to come to market before us with similar technologies. For example, on November 9, 2017, the FDA issued a Warning Letter to us related to our map3® allograft. The letter reiterated the FDA’s previously expressed belief that the processing of map3® allograft rendered it “more than minimally manipulated” and therefore subject to the requirements of a biologics license application and associated manufacturing requirements under GMP regulations, 21 CFR Part 211. There was no requirement to cease production or to recall distributed map3® allografts from the market. Although we worked diligently and collaboratively with the FDA to resolve any concerns regarding the map3® allografts, including providing comprehensive packages of data to address the FDA’s comments and we believe that in both developing and processing of map3® we properly considered the relevant regulatory requirements, we decided during the third quarter of 2018 to stop procurement, manufacturing and distributing the map3® implants effective October 31, 2018. The map3® product is now off the market.

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

The FDA, in cooperation with U.S. Customs and Border Protection (“CBP”), administers controls over the import of medical devices into the U.S. The CBP imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance. We are also subject to foreign trade controls administered by certain U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department and the Office of Foreign Assets Control within the Treasury Department (“OFAC”). There are also requirements of state, local and foreign governments that we must comply with in the manufacture and marketing of our products. In many of the foreign countries in which we market our products, we are subject to local regulations affecting, among other things, design and product standards, packaging requirements and labeling requirements. Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA. The member countries of the European Union have adopted the European Medical Device Directive, which creates a single set of medical device regulations for products marketed in all member countries. Compliance with the Medical Device Directive and certification to a quality system (e.g., ISO 13485 certification) enable the manufacturer to place a CE mark on its products. To obtain authorization to affix the CE mark to a product, a recognized European Notified Body must assess a manufacturer’s quality system and the product’s conformity to the requirements of the Medical Device Directive. We are subject to inspection by the Notified Bodies for compliance with these requirements. In addition, many countries, such as Germany, have very specific additional regulatory requirements for quality assurance and manufacturing with which we must comply.

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

Recent legal developments in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation (“GDPR”), which became effective in the European Union on May 25, 2018, applies to our activities conducted from an establishment in the European Union or related to products and services that we offer to European Union customers. The GDPR will create a range of new compliance obligations, which could cause us to change our business practices, and will significantly increase financial penalties for noncompliance.

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

We currently derive a significant amount of our revenues through distributors such as Zimmer, Medtronic and Synthes. In addition, our spine distributors provide nearly all of the instrumentation, surgeon training, distribution assistance and marketing materials for the lines of spinal implants that we produce and they distribute.

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

The impact of United States healthcare reform legislation on our business remains uncertain. In 2010 federal legislation to reform the United States healthcare system was enacted into law. The impact of this far-reaching legislation, including Medicare provisions purportedly aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is designed and delivered. It is possible that aspects of currently enacted legislation may change or be struck down by the courts. The extent of any such changes and the impact on our business is uncertain. We therefore cannot predict what other healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation, court rulings or regulation in the United States. Amendments to, or rescissions of, existing laws and regulations, or the implementation of new ones, could meaningfully change the way healthcare is designed and delivered. Any change that lowers reimbursement for an implant, our services, or our other technologies, or that reduces medical procedure volumes, would likely adversely impact our business and results of operations.

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

We currently have $30 million of product and professional liability insurance to cover claims. This amount of insurance may not be adequate for potential claims if we are not successful in our defenses. Moreover, insurance covering our business may not always be available in the future on commercially reasonable terms, if at all. If our insurance proves to be inadequate to pay a damage award, we may not have sufficient funds to do so, which would harm our financial condition and liquidity. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Claims against us, regardless of their merit or potential outcome, may also hurt our ability to obtain surgeon acceptance of our implants or to expand our business.

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

Effective succession planning is important to our long-term success. We are in the process of reorganizing our business, as part of our ongoing business transformation, which has resulted in a number of leadership changes. Disruptions in the transition or reorganization could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our ability to attract and retain other key executives.

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

We issued 50,000 shares of Series A convertible preferred stock (“Preferred Stock”) to WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners, a leading healthcare-focused private equity firm (“Water Street”), in connection with the closing of the Pioneer acquisition. As holders of this Preferred Stock, Water Street is entitled to vote on an as-converted basis, up to a maximum number of as-converted shares, upon all matters upon which holders of our common stock have the right to vote. The shares of Preferred Stock owned by Water Street currently represent approximately 16% of the voting rights in respect of our share capital on an as-converted basis; accordingly, Water Street has the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders (also, Water Street is not prohibited from buying shares of our common stock). In addition, the dividends which have accrued on each outstanding share of Preferred Stock are added to the liquidation value with respect to such share of Preferred Stock. On August 1, 2018, we amended and restated the Certificate of Designation of Series A Convertible Preferred Stock. Pursuant to the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, dividends on our Series A Preferred Stock ceased accruing as of July 16, 2018. We did not pay dividends on the Preferred Stock from the fourth quarter of 2013 through June 16, 2018. Consequently, we have accrued $16.5 million in preferred dividends payable as of December 31, 2018.

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

We are, and may in the future become, party to agreements and instruments that restrict or prevent the payment of dividends on our capital stock. In June 2018, we entered into a Credit Agreement dated as of June 5, 2018 (the “2018 Credit Agreement”), among us, as a borrower, Pioneer, our wholly-owned subsidiary, as a borrower, the other loan parties thereto as guarantors, JPMorgan Chase Bank, N.A. (“JPM”), as lender (together with the various financial institutions as in the future may become parties thereto, the “2018 Lenders”) and as administrative agent for the 2018 Lenders. Under the terms of the 2018 Credit Agreement, we are restricted from paying dividends on our common stock without the prior written consent of the administrative agent. We are also restricted from paying dividends or making distributions on our common stock without the prior written consent of the holders of a majority of the Preferred Stock pursuant to the terms of the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, so long as any shares of the Preferred Stock remain outstanding. In addition, under the terms of the 2018 Credit Agreement, distributions to holders of our Preferred Stock are permitted only to the extent that we can satisfy certain financial covenant tests (based on the ratio of our total indebtedness to consolidated EBITDA) and meet other requirements.

The 2018 Credit Agreement contains financial and operating restrictions that may limit our access to credit. If we fail to comply with financial or other covenants in the 2018 Credit Agreement, we may be required to repay indebtedness to our existing lenders, which may harm our liquidity.

Provisions in the 2018 Credit Agreement impose restrictions on our ability to, among other things:

•	merge or consolidate;

•	make strategic acquisitions;

•	make dispositions of property;

•	create liens;

•	enter into transactions with affiliates;

•	become a guarantor;

•	pay dividends and make distributions;

•	incur more debt; and

•	make investments.

The 2018 Credit Agreement also contains financial covenants that require us to maintain compliance with specified financial ratios and maintain a specified amount of cash on hand.

We may not be able to comply with the financial covenants in the future. In the absence of a waiver from our lenders, any failure by us to comply with these covenants in the future may result in the declaration of an event of default, which could prevent us from borrowing under the 2018 Credit Agreement. In addition to preventing additional borrowings under the 2018 Credit Agreement, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding, if any, under the agreement, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we then may not have sufficient funds available for repayment or the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

We have incurred a significant amount of secured debt, and expect to incur a significant amount of additional debt in the future.

The 2018 Credit Agreement provides for a revolving credit facility in the aggregate principal amount of up to $100 million (the “2018 Facility”). We and Pioneer will be able to, at our option, and subject to customary conditions and 2018 Lender approval, request an increase to the 2018 Facility by up to $50 million. A total of $50 million currently is outstanding on the 2018 Facility due to the Company’s pay off of the 2017 Loan Agreement.

The 2018 Facility is guaranteed by our domestic subsidiaries and is secured by: (i) substantially all of our assets and the assets of Pioneer; (ii) substantially all of the assets of each of our domestic subsidiaries; and (iii) 65% of the stock of our foreign subsidiaries. Borrowings made under the 2018 Credit Agreement will bear interest at a rate per annum equal to the monthly REVLIBOR30 Rate (“CBFR Loans”) plus an adjustable margin of up to 2.00% (the “CBFR Rate”). We may elect to convert the interest rate for the initial borrowings to a rate per annum equal to the adjusted LIBO Rate (“Eurodollar Loans”) plus an adjustable margin of up to 2.00% (the “Eurodollar Rate”). For all subsequent borrowings, we may elect to apply either the CBFR Rate or Eurodollar Rate. The applicable margin is subject to adjustment after the end of each fiscal quarter, based upon our average quarterly availability. The maturity date of the 2018 Facility is June 5, 2023.

The Company may make optional prepayments on the 2018 Facility without penalty.

In November 2018, in connection with our entry into the Master Transaction Agreement, we entered into: (i) a Consent Under Credit Agreement with JPM (the “First Lien Consent”) pursuant to which JPM agreed to amend the 2018 Credit Agreement to, among other things, (a) reduce the aggregate revolving credit commitments under the 2018 Credit Agreement from $100 million to $75 million (the “Amended 2018 Credit Agreement”) and (b) consent to the incurrence of the Second Lien Facility (as defined below) and (ii) a Commitment Letter (“Second Lien Commitment Letter”) with Ares Capital Corporation (“Ares”) pursuant to which Ares agreed to provide a $100 million second lien term loan (the “Second Lien Facility”) in a single draw on the closing date in connection with the Transaction.

The Amended 2018 Credit Agreement is subject to customary conditions, including, among others: (i) the accuracy of certain specified representations and warranties; (ii) the absence of certain specified events of default under the 2018 Credit Agreement; (iii) the simultaneous funding of the Second Lien Facility in an amount sufficient to pay our closing cash purchase price obligations under the Master Transaction Agreement and (iv) the Transaction having been consummated (or substantially simultaneously with the initial borrowing under the Second Lien Facility, having been consummated) substantially in accordance with the terms of the Master Transaction Agreement.

The terms of the Amended 2018 Credit Agreement will remain substantially similar as those set forth in the 2018 Credit Agreement, with the changes outlined in the First Lien Consent to permit (i) the reduction of the aggregate revolving credit commitments under the 2018 Credit Agreement from $100 million to $75 million, (ii) the consummation of the Transaction and (iii) the incurrence of the Second Lien Facility. The First Lien Consent requires that the Transaction be consummated on or prior to March 31, 2019.

The obligations of Ares under the Second Lien Commitment Letter are subject to customary conditions, including, among others: (i) the accuracy of certain specified representations and warranties; (ii) the Transaction having been consummated (or substantially simultaneously with the initial borrowing under the Second Lien Facility, having been consummated) substantially in accordance with the terms of the Master Transaction Agreement; (iii) the absence of any PS Spine material adverse effect and (iv) the execution and delivery of definitive loan documentation prepared in accordance with documentation principles agreed to by us and Ares.

The Second Lien Commitment Letter expires upon the earlier of: (i) 5:00 p.m. New York time on March 31, 2019; (ii) the consummation of the Transaction and (iii) the funding of the Second Lien Facility on the closing date.

The proceeds of the Second Lien Facility may be used solely to pay the cash portion of the purchase price under the Master Transaction Agreement, and amounts borrowed under the Second Lien Facility and repaid may not be re-borrowed. The Second Lien Commitment Letter provides that the terms of the Second Lien Facility will be finalized in a credit agreement (the “Second Lien Credit Agreement”) and related documentation to be entered into prior to the closing of the Transaction.

The Second Lien Facility will mature six months after the maturity date of the Amended 2018 Credit Agreement. We will pay interest on the unpaid principal amount of the Second Lien Facility at a rate per annum, at our election, equal to either the prime rate plus an applicable margin to be set forth in the Second Lien Credit Agreement or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin to be set forth in the Second Lien Credit Agreement. The principal amount of the loans outstanding under the Second Lien Facility will be subject to certain customary mandatory prepayments, including, without limitation, an excess cash flow sweep, upon the issuance of additional indebtedness and the consummation of certain asset dispositions.

Additionally, the Second Lien Credit Agreement will contain customary: (i) representations and warranties, including (but not limited to) certain corporate and organization matters; financial condition; properties; litigation; compliance with laws; certain regulatory matters; taxes; employee benefits matters; material agreements; solvency; and insurance, (ii) affirmative covenants, including (but not limited to) certain reporting and notice obligations; maintenance of corporate existence; conduct of business; compliance with laws; use of proceeds; insurance and further assurances, (iii) negative covenants, including (but not limited to) the incurrence certain additional indebtedness; creation of certain liens; sale and leaseback transactions; consolidations or mergers with, or conveyances, transfers or leases of all or substantially all of its assets to another person; investments, loans, advances, guarantees and acquisitions; payment of dividends and distributions; transactions with affiliates and amendments to material documents and (iv) events of default, including (but not limited to) failure to make required payments; inaccuracy of representations and warranties; failure to comply with covenants; cross default to other material indebtedness; failure to stay execution of judgments; bankruptcy or insolvency; actual or asserted invalidity or impairment of the credit documentation; invalidity of subordination provisions; and a change of control, in each case substantially similar to those in the 2018 Credit Agreement, with changes as are necessary to account for the Second Lien Facility, the consummation of the Transaction, and as otherwise agreed between us and Ares. Under the Second Lien Facility, we will also be subject to a total net leverage maintenance covenant and minimum fixed charge coverage covenant to be set forth in the Second Lien Credit Agreement.

The obligations under the Second Lien Facility will be guaranteed on a joint and several basis by each of our direct or indirect wholly owned subsidiaries, subject to customary exceptions. The obligations under the Second Lien Facility will be secured on a second-lien priority basis (behind the Amended 2018 Credit Agreement) by substantially all of our assets and each guarantor party thereto, subject to customary exceptions.

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

The announcement and pendency of the acquisition of Paradigm Spine, LLC may adversely affect our business, financial condition and results of operations, the business, financial condition and results of operations of Paradigm Spine, LLC and, consequently, if the Transaction is consummated, the combined company.

Subject to the terms and conditions of the Master Transaction Agreement, dated November 1, 2018, by and among the Company, PS Spine Holdco, LLC (“PS Spine”), Bears Holding Sub, Inc. (“Holdco”) and Bears Merger Sub, Inc. (“Merger Sub”) (the “Master Transaction Agreement”), (i) PS Spine shall contribute all of the issued and outstanding membership interests of Paradigm Spine, LLC (“Paradigm”) to Holdco (the “Contribution”), (ii) Merger Sub shall be merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Holdco (the “Merger”) and (iii) Holdco shall be renamed “RTI Surgical Holdings, Inc.” (the “Transaction”). Uncertainty about the effect of the Transaction on employees, customers, suppliers, third-party distributors and other parties may have an adverse effect on our businesses, financial conditions and results of operations and Paradigm’s businesses, financial conditions and results of operations, regardless of whether the Transaction is completed, and may have an adverse effect on the business, financial condition and results of operations of the combined company if the Transaction is completed. These risks include the following, all of which could be exacerbated by a delay in the completion of the Transaction:

•	the impairment of our ability to attract, retain and motivate current and prospective employees, including key personnel;

•	and the impairment of Paradigm’s ability to attract, retain and motivate current and prospective employees, including key personnel

•	the diversion of significant time and resources of our management and Paradigm’s management;

•	difficulties maintaining relationships with our customers, suppliers, third-party distributors and other business partners;

•	difficulties maintaining relationships with Paradigm’s customers, suppliers, third-party distributors and other business partners

•

delays or deferments of certain business decisions by our customers, suppliers, third-party distributors and other business partners and Paradigm’s customers, suppliers, third-party distributors and other business partners;

•

Our inability to pursue alternative business opportunities or make appropriate changes to our businesses because of requirements in the Master Transaction Agreement that we conduct our businesses in all material respects in the ordinary course of business consistent with past practice and not engage in certain activities prior to the completion of the Transaction;

•

Paradigm’s inability to pursue alternative business opportunities or make appropriate changes to its businesses because of requirements in the Master Transaction Agreement that it conduct its businesses in all material respects in the ordinary course of business consistent with past practice and not engage in certain activities prior to the completion of the Transaction;

•	any litigation relating to the Transaction and the costs related thereto; and

•	the incurrence of significant costs, expenses and fees for professional services and other transaction costs in connection with the Transaction.

Failure to consummate the Transaction within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations, and consequently, if the Transaction is consummated, the combined company.

There can be no assurance that the Transaction will occur within the expected timeframe or at all. Consummation of the Transaction is subject to specified conditions, including:

•

the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the Master Transaction Agreement, in each case subject to certain materiality qualifiers;

•	the written consent of PS Spine’s unitholders approving the Master Transaction Agreement and the transactions contemplated thereby, including the Contribution;

•	the receipt of approval of our stockholders;

•	the absence of any law or order in effect that prevents, makes unlawful or prohibits the consummation of the Transaction;

•

the absence of any material adverse effect on our business, condition (financial or otherwise) or results of operations, subject to certain exceptions, since November 1, 2018, the date of the Master Transaction Agreement;

•

the absence of any material adverse effect on the business, condition (financial or otherwise) or results of operations, subject to certain exceptions, of Paradigm and its subsidiaries, taken as a whole, since November 1,

2018, the date of the Master Transaction Agreement;

•	the amount of cash consideration paid in connection with the Transaction being equal to or greater than $0;

•

the shares of Holdco common stock issuable pursuant to the Merger and shares of Holdco common stock representing the amount of stock to be issued to in connection with the Transaction at its closing (the “Stock Consideration Amount”) being approved for listing on the Nasdaq Global Market, subject to official notice of issuance;

•

the receipt of representation letters from our officers and officers of Holdco and PS Spine regarding the intended tax treatment of the Transaction (provided this condition will be deemed not to be satisfied if (i) Sidley Austin or Dorsey & Whitney, as the case may be, delivers an opinion that, as a result of a change in law occurring after November 1, 2018, it is unable to provide an opinion to the effect that the Merger and the Contribution, taken together, will qualify as a transaction described in Section 351 of the Code (and, in the case of Sidley Austin, that the Merger will not qualify as a “reorganization” within the meaning of Section 368(a) of the Code) and (ii) we or PS Spine, as the case may be, is unable to obtain such opinion from an alternative tax counsel);

•	neither Marc Viscogliosi nor Francis Magee rescinding his obligations under his applicable consulting agreement with us, and we do not rescind our obligations under those consulting agreements;

•	none of Viscogliosi Brothers, LLC, HealthCor Paradigm Blocker Company Two, Inc. and HealthCor AIV, L.P. rescinding its obligations under its applicable non-competition agreement with Holdco; and

•

none of the parties to that certain agreement between PS Spine, Paradigm, and certain of Paradigm’s lenders (the “Settlement Agreement”) rescinding their obligations under the Settlement Agreement, the Settlement Agreement being in full force and effect and not having been amended in any manner adverse to us, Holdco or Merger Sub and the transactions contemplated by the Settlement Agreement having been performed in accordance with the terms of the Settlement Agreement.

We cannot provide any assurances that these conditions will be satisfied in a timely manner or at all or that the Transaction will occur.

In addition, the Master Transaction Agreement contains certain termination rights, including: (i) for us and PS Spine if the Transaction is not consummated on or prior to January 31, 2019 (if the Transaction has not been consummated on or prior to [January 31, 2019] (as it may be extended, the “outside date”), the outside date may be extended by us to February 28, 2019 and if the closing has not occurred by February 28, 2019, the outside date may be extended by us to March 31, 2019 (which extensions we intend to exercise, as necessary)); (ii) for us and PS Spine if the approval of the holders of a majority of the outstanding shares of RTI common stock and preferred stock (on a fully converted basis) entitled to vote thereon and the written consent of a majority of the outstanding shares of RTI preferred stock, voting separately as a class (collectively, the “Required Merger Proposal Vote”) is not obtained at our special meeting, or any adjournment or postponement thereof; (iii) for us if the PS Spine written consent is not provided to us within five business days following the effectiveness of the registration statement on Form S-4 and (iv) for us if our board changes its recommendation that our stockholders vote to approve the proposals contained in the definitive proxy statement filed on Schedule 14A with SEC on February 7, 2019, provided that PS Spine may not terminate pursuant to this clause if the Required Merger Proposal Vote has been obtained.

In addition, satisfying the conditions to the Transaction may take longer, and could cost more, than we and Paradigm expect. The occurrence of any of these events individually or in combination may adversely affect the benefits we and Paradigm expect to achieve from the Transaction and the trading prices of, prior to the consummation of the Transaction, our shares and, following the consummation of the Transaction, Holdco shares. In addition, if the Transaction does not close, the attention of our management and Paradigm’s management will have been diverted to the consummation of the Transaction, rather than their respective operations and pursuit of other opportunities, in certain circumstances we would be required to pay a reverse termination fee equal to $4.5 million or $9.0 million to PS Spine and we and Paradigm may suffer reputational or other harm due to the adverse perception of any failure to successfully complete the Transaction.

Competition authorities may take certain actions in connection with the Transaction under applicable antitrust laws, including enjoining consummation of the Transaction.

Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and the rules that have been promulgated thereunder by the U.S. Federal Trade Commission (the “FTC”), certain transactions may not be consummated unless information has been furnished to the Antitrust Division of the Department of Justice (the “Antitrust Division”) and the FTC and certain waiting period requirements have been satisfied. The Transaction is subject to these requirements and may not be completed until the expiration of a 30-day waiting period following the filing of the required notification and report forms with the Antitrust Division and the FTC or until early termination is granted. On November 13, 2018, Holdco and PS Spine filed the required forms under the HSR Act with the Antitrust Division and the FTC and requested early termination, which was granted on November 26, 2018. Even though early termination has been granted under the HSR Act, at any time before or after consummation of the Transaction, notwithstanding such termination, the applicable competition authorities could take such action under applicable antitrust laws as each deems necessary or desirable in the public interest, including seeking to enjoin the consummation of the Transaction.

We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Transaction from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements or other business combinations. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting the closing of the Transaction, then that injunction may delay or prevent the Transaction from being consummated, which may adversely affect our business, financial position and results of operation.

Our stockholders will have a reduced ownership and voting interest after the Transaction and will exercise less influence over management.

The Holdco shares that our stockholders receive in the Transaction in exchange for our shares will represent a percentage ownership of Holdco that is smaller than such stockholder’s percentage ownership of us. If the Transaction occurs, 10,729,614 shares of common stock of Holdco will be issued at closing as partial consideration for the Contribution. A significant portion of these shares will be used, along with cash that would otherwise be paid at closing, to pay the amounts outstanding under Paradigm’s existing senior secured credit agreement. Assuming: (i) the closing occurs on March 15, 2019; (ii) 62,245,112 shares of our common stock (based on the number of shares outstanding as of January 15, 2019) and 50,000 shares of our preferred stock are issued and outstanding immediately prior to the effective time and (iii) the amount of cash paid to the lenders under Paradigm’s existing senior secured credit agreement at closing does not exceed $95.0 million, and taking into account the $3.0 million Paradigm borrowed from the lenders under its existing senior secured credit agreement on December 6, 2018, approximately 85.30% of the issued and outstanding Holdco common stock and 100% of the issued and outstanding Holdco preferred stock immediately following the closing will be held by our former stockholders, approximately 6.42% of the issued and outstanding Holdco common stock immediately following the closing will be held by PS Spine and approximately 8.28% of the issued and outstanding Holdco common stock immediately following the closing will be held by the lenders under Paradigm’s existing senior secured credit agreement and their affiliates. Using the same assumptions set forth above and assuming the conversion of our preferred stock, immediately following the closing, former holders of our common stock and our preferred stock will collectively hold 87.37% of the voting power of Holdco, PS Spine will hold 5.51% of the voting power of Holdco and the lenders under Paradigm’s existing senior secured credit agreement and their affiliates will hold 7.12% of the voting power of Holdco. As a result of this reduced ownership percentage, our former stockholders will have less influence on the management and policies of Holdco than they now have with respect to us. The lenders under Paradigm’s existing senior secured credit agreement and their affiliates may receive a smaller or larger portion of the Stock Consideration Amount than as assumed for purposes of this example. If the lenders under Paradigm’s existing senior secured credit agreement and their affiliates receive a larger portion of the Stock Consideration Amount than as assumed for purposes of this example, the percentage of the issued and outstanding Holdco common stock immediately following the closing that will be held by the lenders under Paradigm’s existing senior secured credit agreement and their affiliates will be greater than set forth in this example and the percentage that will be held by PS Spine will be less than set forth in this example. If the lenders under Paradigm’s existing senior secured credit agreement and their affiliates receive a smaller portion of the Stock Consideration Amount than as assumed for purposes of this example, the percentage of the issued and outstanding Holdco common stock immediately following the closing that will be held by the lenders under Paradigm’s existing senior secured credit agreement and their affiliates will be less than set forth in this example and the percentage that will be held by PS Spine will be greater than set forth in this example. In addition, the earnout provisions of the Master Transaction Agreement provide for the possibility that PS Spine may receive additional shares of Holdco common stock, which would cause our former stockholders’ ownership of Holdco to be further diluted.

The combined company may fail to realize the anticipated benefits of the Transaction.

The success of the Transaction will depend on, among other things, the combined company’s ability to combine our business with Paradigm’s business in a manner that facilitates growth opportunities, including with respect to the acceleration of reimbursement of coflex®, and realizing anticipated cost synergies and performance improvements.

However, the combined company must successfully combine our business with Paradigm’s business in a manner that permits these anticipated cost synergies and performance improvements to be realized. In addition, the combined company must achieve the anticipated synergies and improvements without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the Transaction may not be realized fully or at all or may take longer to realize than expected.

The failure to integrate successfully certain of our businesses and operations with Paradigm in the expected time frame may adversely affect the combined company’s future results.

Historically, we have operated as an independent company from Paradigm, and we will continue to do so until the completion of the Transaction. The management of the combined company may face significant challenges in integrating and consolidating certain of our businesses and the functions with Paradigm, integrating our technologies, organizations, procedures, policies and operations, addressing differences in the business cultures of the two companies and retaining key personnel. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the Transaction may also disrupt our ongoing business or cause inconsistencies in our standards, controls, procedures and policies, as well as Paradigm’s, that adversely affect the combined company’s relationships with employees, suppliers, customers and others with whom we and Paradigm have business or other dealings or limit the combined company’s ability to achieve the anticipated benefits of the Transaction. In addition, difficulties in integrating our business or regulatory functions with those of Paradigm could harm the reputation of the combined company.

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

In Minnetonka, Minnesota, we lease 11,419 square feet for general and administrative functions.

GERMANY

In Neunkirchen, Germany we own six buildings totaling approximately 60,000 square feet on approximately two acres of land, including 11,000 square feet of area for processing natural tissues utilizing the TUTOPLAST sterilization process.

THE NETHERLANDS

Our facility in Houten consists of approximately 10,000 square feet of a sales and distribution office.

SINGAPORE

On March 15, 2018, the Company exited the lease of the administrative and sales office in Singapore.

BEIJING

Our facility in Beijing consists of a small leased administrative and sales office.

We believe that we have sufficient space and facilities to meet our current and foreseeable future needs.

Item 3.	LEGAL PROCEEDINGS.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2018 will have a material adverse impact on its financial position or results of operations. Please see Note 23, Legal and Regulatory Actions, to the consolidated financial statements contained in Part II, Item 8 of this report for additional information.

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

2017	High	Low
First Quarter	$4.10	$3.01
Second Quarter	$5.95	$3.80
Third Quarter	$6.00	$4.25
Fourth Quarter	$5.08	$3.85

2018	High	Low
First Quarter	$5.10	$4.05
Second Quarter	$4.95	$4.20
Third Quarter	$4.95	$4.25
Fourth Quarter	$4.89	$3.53

As of February 25, 2019, we had 289 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.” The closing sale price of our common stock on February 25, 2019 was $4.80 per share.

The following table presents information with respect to our repurchases of our common stock during the year ended December 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	81,830	$4.44	—	—
February 1, 2018 to February 28, 2018	—	—	—	—
March 1, 2018 to March 31, 2018	—	—	—	—
April 1, 2018 to April 30, 2018	12,453	$4.47	—	—
May 1, 2018 to May 31, 2018	4,655	$4.25	—	—
June 1, 2018 to June 30, 2018	—	—	—	—
July 1, 2018 to July 31, 2018	339	$4.25	—	—
August 1, 2018 to August 31, 2018	7,832	$4.90	—	—
September 1, 2018 to September 30, 2018	—	—	—	—
October 1, 2018 to October 31, 2018	—	—	—	—
November 1, 2018 to November 30, 2018	—	—	—	—
December 1, 2018 to December 31, 2018	—	—	—	—

Total	107,109	$4.47	—	—

(1) The purchases reflect amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.

Stock Performance Graph

The SEC requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of: (1) a broad equity market index and (2) a published industry or line-of-business index. We selected the Standard & Poor’s 500 Health Care Equipment Index based on our good faith determination that this index fairly represents the companies which compete in the same industry or line-of-business as we do. The chart below compares our common stock with the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index and assumes an investment of $100.00 on December 31, 2013 in each of the common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Standard & Poor’s 500 Health Care Equipment Index.

Total Return Analysis	2013	2014	2015	2016	2017	2018
RTI Surgical, Inc.	$100.00	$146.89	$112.15	$91.81	$115.82	$104.52
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
S&P 500 Health Care Equipment Index	100.00	126.28	133.82	142.50	186.53	216.82

Dividend Policy

We have never paid cash dividends to holders of our common stock. We do not expect to declare or pay any dividends on our common stock in the foreseeable future. Other than the possibility that we may pay dividends on our Preferred Stock, we intend to retain all earnings, if any, to invest in our operations. The payment of future dividends, if any, will depend upon our future earnings, if any, our capital requirements, financial condition, debt covenant terms, our ability to do so under applicable laws, and other relevant factors. Under our current credit agreement with JPM, we are restricted from paying dividends on our common stock without the prior written consent of the administrative agent. In addition, pursuant to the terms of the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, so long as any shares of the Preferred Stock remain outstanding, we may not pay any dividend or make any distribution upon any junior securities (including the common stock) without the prior written consent of the holders of a majority of the Preferred Stock.

Item 6.	SELECTED FINANCIAL DATA.

The statement of operations data set forth below for the years ended December 31, 2018, 2017 and 2016, and selected balance sheet data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2018 and 2017 and for the three years ended December 31, 2018 are included elsewhere in this Form 10-K. The selected consolidated financial data set forth below should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and accompanying notes included elsewhere in this document.

The statement of operations data set forth below for the years ended December 31, 2015 and 2014, and the balance sheet data set forth as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements and accompanying notes which are not included elsewhere in this Form 10-K.

The selected financial data as of and for the year ended December 31, 2018 reflects our adoption of Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). We have not adjusted the selected financial data for any other period or as of any other date presented. See Note 3, Revenue from Contracts with Customers.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except share and per share data)
Statements of Operations Data:
Revenues	$280,855	$279,563	$272,865	$282,293	$262,810
Costs of processing and distribution	140,732	137,042	140,516	132,551	129,013

Gross profit	140,123	142,521	132,349	149,742	133,797

Expenses:
Marketing, general and administrative	119,217	115,103	116,125	107,439	107,653
Research and development	14,410	13,375	16,090	15,065	15,536
Severance and restructuring costs	2,280	12,173	2,146	995	4,798
Strategic review costs	—	—	1,150	—	—
Executive transition costs	—	2,781	4,404	—	—
Contested proxy expenses	—	—	2,680	—	—
Asset impairment and abandonments	4,774	3,739	5,435	814	—
Litigation settlement and settlement charges	—	—	—	804	185
Acquisition and integration expenses	4,943	630	—	—	—
Cardiothoracic closure business divestiture contingency consideration	(3,000)	—	—	—	—
Gain on cardiothoracic closure business divestiture	—	(34,090)	—	—	—

Total operating expenses	142,624	113,711	148,030	125,117	128,172

Operating (loss) income	(2,501)	28,810	(15,681)	24,625	5,625

Other (expense) income:
Interest expense	(2,771)	(3,180)	(1,655)	(1,492)	(1,357)
Interest income	35	8	8	3	9
Loss on extinguishment of debt	(309)	—	—	—	—
Foreign exchange (loss) gain	(35)	87	(132)	78	(88)

Total other expense—net	(3,080)	(3,085)	(1,779)	(1,411)	(1,436)

(Loss) income before income tax (provision) benefit	(5,581)	25,725	(17,460)	23,214	4,189
Income tax benefit (provision)	4,331	(19,453)	3,061	(8,299)	(1,493)

Net (loss) income	(1,250)	6,272	(14,399)	14,915	2,696

Convertible preferred dividend	(2,120)	(3,723)	(3,508)	(3,305)	(3,113)

Net (loss) income applicable to common shares	$(3,370)	$2,549	$(17,907)	$11,610	$(417)

Net (loss) income per common share—basic	$(0.05)	$0.04	$(0.31)	$0.20	$(0.01)

Net (loss) income per common share—diluted	$(0.05)	$0.04	$(0.31)	$0.20	$(0.01)

Weighted average shares outstanding—basic	63,521,703	59,684,289	58,236,745	57,611,231	56,735,924

Weighted average shares outstanding—diluted	63,521,703	60,599,952	58,236,745	58,590,494	56,735,924

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$10,949	$22,381	$13,849	$12,614	$15,703
Working capital	119,662	132,676	121,329	131,941	133,510
Total assets	361,186	345,906	368,031	380,662	378,135
Long-term obligations—less current portion	49,073	42,076	77,267	73,384	69,413
Redeemable preferred stock	66,226	63,923	60,016	56,323	52,834
Total stockholders’ equity	183,624	181,737	164,916	181,356	167,835

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Domestic distributions and services accounted for 91% of total revenues in 2018. Most of our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities through a direct distribution force and through various OEM relationships.

International distributions and services accounted for 9% of total revenues in 2018. Our implants are distributed in over 40 countries through a direct distribution force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

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

In line with our strategy, on January 4, 2018, we acquired Zyga Technology, Inc. (“Zyga”), a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, we acquired Zyga for $21.0 million in consideration paid at closing (consisting of borrowings of $18.0 million on our revolving credit facility and $3.0 million cash on hand), $1.0 million contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to an additional $35.0 million.

In addition, on November 1, 2018, we entered into a definitive agreement to acquire Paradigm in a cash and stock transaction valued at up to $300.0 million, consisting of $150.0 million at closing, plus potential future milestone payments. Established in 2005, Paradigm’s primary product is the coflex® Interlaminar Stabilization® device, a differentiated and minimally invasive motion preserving stabilization implant that is FDA premarket approved for the treatment of moderate to severe lumbar spinal stenosis (“LSS”) in conjunction with decompression. The transaction is expected to close by the end of the first quarter of 2019 and is subject to the satisfaction of customary closing conditions and applicable regulatory approvals.

Under the terms of the agreement, we will pay $100.0 million in cash and issue 10,729,614 shares of RTI common stock at closing, and revenue based earnout consideration of up to $150.0 million in a combination of cash and RTI common stock. The shares of RTI stock to be issued at closing were valued based on the volume weighted average closing trading price for the five trading days prior to the date of execution of the definitive agreement, representing $50.0 million of value. We intend to fund the cash portion of the consideration with approximately $100.0 million in new, fully-committed debt financing. We have not completed our preliminary purchase price allocation.

We believe these are significant steps toward focusing our business and advancing our efforts to generate predictable and sustainable operating results through disciplined execution and building scale to extend distribution of our products in those areas that offer the greatest opportunities to benefit our patients and shareholders.

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

During the second quarter of 2018, we incurred an asset impairment of $4.5 million related to lower distributions of our map3® implants as a result of us phasing out and ceasing distributions effective October 31, 2018. During the fourth quarter of 2017, we ceased certain long-term projects resulting in asset abandonments of long-term assets at our U.S. facility of $3.5 million. During the fourth quarter of 2016, we concluded a strategic review of our business lines and operations, and updated our financial projections. As a result, our financial projections related to our hernia business line were adjusted downward. This business line is a significant driver of revenue for the Tutogen Germany asset group. As a result, during the fourth quarter of 2016, we completed an asset group impairment test and determined the carrying value was not recoverable as of December 31, 2016. We used a market approach to determine the fair value of the Tutogen Germany asset group’s long lived assets and recognized impairment charges related to identified intangibles and property and equipment of $5.4 million.

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

Goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. In concluding as to fair value of the reporting unit for purposes of testing goodwill, an income approach and a market approach are utilized. The conclusion from these two approaches are weighted equally and then adjusted to incorporate a control premium or acquisition premium that reflects the additional amount a buyer is willing to pay for elements of control and for a premium that reflects the buyer’s perception of its ability to add value through synergies. Based on this test, it was concluded that fair value of goodwill is substantially in excess of its carrying value.

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

Revenue Recognition. We recognize revenue upon shipping, or receipt by our customers of our products and implants, depending on our distribution agreements with our customers or distributors. Our performance obligations consist mainly of transferring control of implants identified in our contracts. We typically transfer control at a point in time upon shipment or delivery of the implants for direct sales, or upon implantation for sales of consigned inventory. Our customer is able to direct the use of, and obtain substantially all of the benefits from, the implant at the time the implant is shipped, delivered, or implanted, respectively, based on the terms of the contract. For performance obligations related to our contracts with exclusively built inventory clauses, we typically satisfy our performance obligations evenly over the contract term as inventory is built. Such exclusively manufactured inventory has no alternative use and we have an enforceable right to payment for performance to date. We use the input method to measure the manufacturing activities completed to date, which depicts the progress of our performance obligation of transferring control of exclusively built inventory. For the contracts with upfront and annual exclusivity fees, revenue related to those fees is recognized over the contract term following a consistent method of measuring progress towards satisfaction of the performance obligation. We use the method and measure of progress that best depicts the transfer of control to the customer of the goods or services to date relative to the remaining goods or services promised under the contract.

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

Off Balance-Sheet Arrangements

As of December 31, 2018, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Regulatory Approvals in 2018

AMERICAS

•	Mexico Approval of the BioCleanse Nonbone Tendon, BTB, and Meniscus

•	Colombia Registration of Fusion Instruments

•	Costa Rica Import Permits for various allograft products

•	Costa Rica Import Permits for a commercial partner product

EUROPE, MIDDLE EAST, AFRICA

•	UAE Clearance for a commercial partner’s products

•	Fortiva 1mm perforated CE

•	Zimmer Dental: CopiOs Bosnia/ Herzgovina/ Montenegro

•	Zimmer Dental: Allograft Market extension (Customized Block & Blend) Spain

•	Zimmer Dental: Allograft Market extension (Customized Block & Blend) Germany

ASIA-PACIFIC

•	Australia Registration for Cross-Fuse II PEEK VBR/IBF procedure pack

•	Australia Registration for Fusion Lateral procedure pack

•	Australia Registration for Clarity Retractor procedure pack

•	Australia Registration for commercial partner’s product

•	Malaysia Import Permit for various allograft products

•	Singapore License for various allograft products

•	Taiwan Approval for 2 commercial partner products

Certifications, Accreditations and Inspections in 2018

AMERICAS

•	FDA map3 directed inspections of the RTI Surgical facility located in Alachua, Florida

•	FDA routine inspection of the RTI Surgical facility located in Alachua, Florida

•	Canada – MDEL inspection of the RTI Surgical facility located in Alachua, Florida

•	BSI ISO 13485:2003 surveillance audit of the RTI Surgical facility located in Alachua, Florida

•	BSI ISO 13485:2016 certification audit of the RTI Surgical facility located in Alachua, Florida

•	German Authorities (The Paul-Ehrlich-Institut (“PEI”) & Regierung von Oberfranken (“ROF”)) inspection RTI Surgical facility located in Alachua, Florida

•	American Association of Tissue Banks (AATB) audit of the RTI Surgical facility located in Alachua, Florida

•	BSI Medical Device Directive Surveillance Audit of the RTI Surgical facility located in Marquette, Michigan

•	Korean authority of Ministry of Food and Drug Safety (“MFDS”) inspection performed of the RTI Surgical facility located in Marquette, Michigan

•	BSI ISO13485:2016 Microbiology Surveillance Audit of the RTI Surgical facility located in Greenville, North Carolina

•	BSI ISO13485:2003 Microbiology Surveillance Audit of the RTI Surgical facility located in Alachua, Florida

•	BSI ISO 13485:2003 Surveillance audit of the RTI Surgical facility located in Alachua, Florida

•	BSI ISO 13485:2003 surveillance audit of the RTI Surgical facility located in Minnetonka, Minnesota (Zyga)

•	FDA routine inspection of the RTI Surgical facility located in Minnetonka, Minnesota (Zyga)

•	BSI ISO13485:2003 Microbiology Surveillance Audit of the RTI Surgical facility located in Minnetonka, Minnesota (Zyga)

EUROPE

•	FDA Surveillance Inspection 21 CFR 1271 of RTI Surgical facility located in Neunkirchen, Germany

•	BSI ISO 13485:2003 surveillance Audit of RTI Surgical facility located in Neunkirchen, Germany

•	BSI ISO 13485:2016 transition, recertification Audit of RTI Surgical facility located in Neunkirchen, Germany

•	German Health Authority directed inspection of RTI Surgical facility located in Neunkirchen, Germany

ASIA

All registrations, licensures, certifications and accreditations were renewed or continued for all locations.

Implant and Product Recalls in 2018

In 2018, there were no voluntary recalls by the Center for Devices and Radiological Health (“CDRH”) of the FDA.

In 2018, there were two voluntary recalls by the Center for Biologics Evaluation and Research (“CBER”) of the FDA.

•

May 2018—A voluntary recall notification to 29 facilities for 55 allografts was provided on May 11, 2018 for some frozen bone allografts available for implantation in a specific packaging configuration. Field activities were completed in August 2018. The FDA did not issue a recall reference number or recall classification associated with the reported event.

•

November 2018—RTI received additional donor information potentially related to high risk behavior after donor release and distribution of some tissues. A voluntary recall notification to five physicians and two distributors for 18 allografts (fresh OC, Tutoplast pericardium, and Tutoplast dermis) was provided on November 8, 2018. All field activities were completed in December 2018. The FDA did not issue a recall reference number or recall classification associated with the reported event.

In 2018, there were two voluntary recalls with the German Federal High Authorities (BfArM and PEI, respectively) and the German Health Authority (ROF).

•

April 2018—A voluntary recall notification to one facility due to a mislabeling of the outer product packaging of Xenograft product. Notification was made to the German Authorities (BfArM/ ROF). The case was closed by the German Federal High Authority (BfArM).

•

November 2018—A voluntary recall due to an error in the barcode on the labeling involving 20 allografts packages. Notification was made to the German Authorities (PEI/ROF). Field activities are ongoing.

Results of Operations

The following tables set forth, in both dollars and as a percentage of revenues, the results of our operations for the years indicated:

	Year Ended December 31,
	2018		2017		2016
	(Dollars in thousands)
Statement of Operations Data:
Revenues	$280,855	100.0%	$279,563	100.0%	$272,865	100.0%
Costs of processing and distribution	140,732	50.1	137,042	49.0	140,516	51.5

Gross profit	140,123	49.9	142,521	51.0	132,349	48.5

Expenses:
Marketing, general and administrative	119,217	42.4	115,103	41.2	116,125	42.6
Research and development	14,410	5.1	13,375	4.8	16,090	5.9
Severance and restructuring costs	2,280	0.8	12,173	4.4	2,146	0.8
Strategic review costs	—	—	—	—	1,150	0.4
Executive transition costs	—	—	2,781	1.0	4,404	1.6
Contested proxy expenses	—	—	—	—	2,680	1.0
Asset impairment and abandonments	4,774	1.7	3,739	1.3	5,435	2.0
Acquisition and integration expenses	4,943	1.8	630	0.2	—	—
Cardiothoracic closure business divestiture contingency consideration	(3,000)	(1.1)	—	—	—	—
Gain on cardiothoracic closure business divestiture	—	—	(34,090)	(12.2)	—	—

Total operating expenses	142,624	50.8	113,711	40.7	148,030	54.3

Operating (loss) income	(2,501)	(0.9)	28,810	10.3	(15,681)	(5.8)

Other (expense) income:
Interest expense	(2,771)	(1.0)	(3,180)	(1.1)	(1,655)	(0.7)
Interest income	35	0.0	8	0.0	8	0.0
Loss on extinguishment of debt	(309)	(0.1)	—	—	—	—
Foreign exchange (loss) gain	(35)	(0.0)	87	0.0	(132)	(0.0)

Total other expense—net	(3,080)	(1.1)	(3,085)	(1.1)	(1,779)	(0.7)

(Loss) income before income tax (provision) benefit	(5,581)	(2.0)	25,725	9.2	(17,460)	(6.5)
Income tax benefit (provision)	4,331	1.5	(19,453)	(7.0)	3,061	1.1

Net (loss) income	(1,250)	(0.5)	6,272	2.2	(14,399)	(5.4)

Convertible preferred dividend	(2,120)	(0.8)	(3,723)	(1.3)	(3,508)	(1.3)

Net (loss) income applicable to common shares	$(3,370)	(1.3%)	$2,549	0.9%	$(17,907)	(6.7%)

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018/2017	2017/2016
Revenues:
Spine	$79,687	$77,514	$73,907	2.8%	4.9%
Sports	54,533	57,211	54,609	-4.7%	4.8%
OEM	120,682	110,710	108,093	9.0%	2.4%
International	25,953	25,964	25,109	0.0%	3.4%
Cardiothoracic	—	8,164	11,147	-100.0%	-26.8%

Total revenues	$280,855	$279,563	$272,865	0.5%	2.5%

2018 Compared to 2017

Total Revenues—Our total revenues increased $1.3 million, or 0.5%, to $280.9 million for the year ended December 31, 2018 compared to $279.6 million for the year ended December 31, 2017 due to timing of delivery to certain OEM distributors, primarily in the dental and trauma markets, and increased distributions of our spine hardware implants, primarily as a result of our new SImmetry® implants, acquired through the acquisition of Zyga.

Spine—Revenues from spinal implants increased $2.2 million, or 2.8%, to $79.7 million for the year ended December 31, 2018 compared to $77.5 million for the year ended December 31, 2017. Spine revenues increased primarily as a result of increased distributions of our spine hardware implants, primarily our new SImmetry® implants, partially offset by lower distributions of our map3® implants as a result of us phasing out and ceasing distributions effective October 31, 2018.

Sports—Revenues from sports allografts decreased $2.7 million, or 4.7%, to $54.5 million for the year ended December 31, 2018 compared to $57.2 million for the year ended December 31, 2017. Sports revenues decreased primarily as a result of decreased distributions of our tendon and biologic implants, partially offset by growth in our dermis based implants.

OEM—Revenues from OEM increased $10.0 million, or 9.0%, to $120.7 million for the year ended December 31, 2018 compared to $110.7 million for the year ended December 31, 2017. OEM revenues increased primarily as a result of higher orders and due to timing of delivery to certain OEM distributors, primarily in the dental and trauma markets.

International Revenues—International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues of $26.0 million for the year ended December 31, 2018 were comparable to the year ended December 31, 2017.

Cardiothoracic—On August 3, 2017, we completed the sale of substantially all of the assets related to the CT Business to A&E. Additionally, we have entered into a multi-year Contract Manufacturing Agreement with A&E whereby we continue to support the CT Business under A&E’s ownership through the manufacturing of existing products, which generates revenue for our OEM business.

Costs of Processing and Distribution. Costs of processing and distribution increased $3.7 million, or 2.7%, to $140.7 million for the year ended December 31, 2018 from $137.0 million for the year ended December 31, 2017. Costs of processing and distribution increased as a percentage of revenues from 49.0% for the year ended December 31, 2017 to 50.1% for the year ended December 31, 2018. Costs of processing and distribution was negatively impacted by an inventory write-off of $6.6 million related to decreased distributions of our map3® implant; $1.0 million as a result of writing-off certain obsolete quantities primarily of bone graft substitute inventory due to the rationalization of our international distribution infrastructure; purchase accounting step up adjustments to Zyga inventory of $0.6 million charged to costs of processing and distribution as inventory was sold for the impact of the inventory write-off.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $4.1 million, or 3.6%, to $119.2 million for the year ended December 31, 2018 compared to $115.1 million for the year ended December 31, 2017. Marketing, general and administrative expenses increased as a percentage of revenues from 41.2% for the year ended December 31, 2017 to 42.4% for the year ended December 31, 2018. The increase was primarily due to the Zyga acquisition resulting in incremental headcount and marketing and administrative related expenses.

Research and Development Expenses. Research and development expenses increased $1.0 million, or 7.7%, to $14.4 million for the year ended December 31, 2018 compared to $13.4 million for the year ended December 31, 2017. As a percentage of revenues, research and development expenses increased from 4.8% for the year ended December 31, 2017, to 5.1% for the year ended December 31, 2018. The increase is in support of our strategic initiative to accelerate growth and was primarily due to the Zyga acquisition resulting in higher compensation and project related expenses.

Severance and Restructuring Costs. Severance and restructuring costs related to the reduction of our organizational structure resulted in $2.3 million of expenses for the year ended December 31, 2018 compared to $12.2 million for the year ended December 31, 2017.

Executive Transition Costs. Executive transition costs related to hiring a new Chief Executive Officer and Chief Financial and Administrative Officer resulted in $2.8 million of an inducement award and stock-based compensation expenses for the year ended December 31, 2017. No executive transition costs were incurred for the year ended December

31, 2018.

Asset Impairment and Abandonments. Asset impairment and abandonment costs, primarily related to lower distributions of our map3® implant, were $4.8 million for the year ended December 31, 2018 compared to $3.7 million related to asset abandonments of certain long-term assets primary at our U.S. facility for the year ended December 31, 2017.

Acquisition and Integration Expenses. Acquisition and integration expenses related to the purchase of Zyga and the agreement to acquire Paradigm resulted in $4.9 million of expenses for the year ended December 31, 2018 compared to $630,000 of expenses related to the purchase of Zyga for the year ended December 31, 2017.

Cardiothoracic closure business divestiture contingency consideration. As a result of no indemnification obligations from us selling our CT Business to A&E on August 3, 2017, we received the remaining cash contingency consideration of $3.0 million which was held in escrow for twelve months.

Total Net Other Expense. Total net other expense, which includes interest expense, interest income, loss on extinguishment of debt and foreign exchange loss were of $3.1 million for the year ended December 31, 2018 was comparable to the year ended December 31, 2017.

Income Tax Benefit (Provision). Income tax benefit for the year ended December 31, 2018 was $4.3 million compared to an income tax provision of $19.5 million for the year ended December 31, 2017. Our effective tax rate for the year ended December 31, 2018 and 2017 was 77.6% and 75.6% respectively. Our effective tax rate for the year ended December 31, 2018, was primarily impacted due to foreign earnings taxed at lower rates, a tax benefit recognized related to our accounting for the Tax Legislation, changes in valuation allowances, and previously unrecorded tax benefits recognized. Our effective tax rate for the year ended December 31, 2017, was primarily impacted due to non-deductible goodwill and a tax provision recognized related to our accounting for the Tax Legislation.

Convertible Preferred Dividend. As a result of the acquisition of Pioneer and pursuant to the terms of the investment agreement with Water Street, we accrued a convertible preferred dividend of $2.1 million for the year ended December 31, 2018 compared to $3.7 million for the year ended December 31, 2017. On August 1, 2018, the Company and Water Street, a related party, entered into an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of RTI Surgical, Inc. (the “Amended and Restated Certificate of Designation”). Pursuant to the Amended and Restated Certificate of Designation: (1) dividends on the Series A Preferred Stock will not accrue after July 16, 2018 (in the event of a default by us, dividends will begin accruing and will continue to accrue until the default is cured); (2) we may not force a redemption of the Series A Preferred Stock prior to July 16, 2020; and (3) the holders of the Series A Preferred Stock may not convert the Series A Preferred Stock into common stock prior to July 16, 2021 (with certain exceptions). We evaluated and concluded on a qualitative basis the amendment qualifies as modification accounting to the preferred shares, which did not result in a change in the valuation of the shares.

2017 Compared to 2016

Total Revenues—Our total revenues increased $6.7 million, or 2.5%, to $279.6 million for the year ended December 31, 2017 compared to $272.9 million for the year ended December 31, 2016.

Spine—Revenues from spinal implants increased $3.6 million, or 4.9%, to $77.5 million for the year ended December 31, 2017 compared to $73.9 million for the year ended December 31, 2016. Spine revenues increased primarily as a result of increased distributions of our map3® implant.

Sports—Revenues from sports allografts increased $2.6 million, or 4.8%, to $57.2 million for the year ended December 31, 2017 compared to $54.6 million for the year ended December 31, 2016. Sports revenues increased primarily as a result of increased distributions of our CortivaTM implants.

OEM—Revenues from OEM increased $2.6 million, or 2.4%, to $110.7 million for the year ended December 31, 2017 compared to $108.1 million for the year ended December 31, 2016. OEM revenues increased primarily as a result of higher orders from certain OEM distributors, primarily in the dental and trauma markets. Effective August 3, 2017, our cardiothoracic hardware implants are distributed through A&E.

International Revenues—International revenues include distributions from our foreign affiliates as well as domestic export revenues. International revenues increased $0.9 million, or 3.4%, to $26.0 million for the year ended December 31,

2017 compared to $25.1 million for the year ended December 31, 2016. International revenues increased primarily as a result of higher distributions in Europe and Asia Pacific due to expanded distribution channels.

Cardiothoracic—Revenues from cardiothoracic implants decreased $3.0 million, or 26.8%, to $8.2 million for the year ended December 31, 2017 compared to $11.1 million for the year ended December 31, 2016. The decrease was primarily the result of the August 3, 2017, sale of substantially all of the assets of the CT Business to A&E, which was partially offset by the increased distribution of sternal cables and sternal closure plates prior to the sale of the CT Business due to expanded investment in distribution channels. In addition, we have entered into a multi-year Contract Manufacturing Agreement with A&E whereby we will continue to support the CT Business under A&E’s ownership through the manufacturing of existing products, which will generate revenue for our OEM business.

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

Total Net Other Expense. Total net other expense was $3.1 million for the year ended December 31, 2017 compared to $1.8 million for the year ended December 31, 2016. The increase in total net other expense is primarily attributable to higher interest expense of $3.2 million in 2017 compared to $1.7 million in 2016 as a result of higher interest rate and average debt balance as compared to the year ended December 31, 2016, offset by a foreign currency exchange gain of $87,000 for the year ended December 31, 2017, compared to a foreign currency exchange loss of $132,000 for the year ended December 31, 2016, resulting from changes in the value of the U.S. dollar versus the Euro and the timing of payments on foreign currency liabilities.

Income Tax (Provision) Benefit. Income tax provision for the year ended December 31, 2017 was $19.5 million, compared to an income tax benefit of $3.1 million for the year ended December 31, 2016. Our effective tax rate for the year ended December 31, 2017 and 2016 was 75.6% and 17.5% respectively. Our effective tax rate increased as a result of disposing of non-deductible goodwill relating to the sale of substantially all of the assets of the CT business to A&E, and recording non-deductible executive compensation. In addition, on December 22, 2017, the Tax Legislation was enacted. The Tax Legislation significantly revises the U.S. corporate income tax code by, among other things, lowering corporate income tax rates and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Legislation and in accordance with SAB 118, we recorded a provisional tax expense of $2.2 million, which increased our effective tax rate.

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

To supplement our consolidated financial statements presented on a GAAP basis, we disclose non-GAAP net income applicable to common shares adjusted for certain amounts. The calculation of the tax effect on the adjustments between GAAP net (loss) income applicable to common shares and non-GAAP net income applicable to common shares is based upon our estimated annual GAAP tax rate, adjusted to account for items excluded from GAAP net (loss) income applicable to common shares in calculating non-GAAP net income applicable to common shares. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliation below:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net (loss) income applicable to common shares, as reported	$(3,370)	$2,549	$(17,907)
Severance and restructuring costs	2,280	12,173	2,146
Strategic review costs	—	—	1,150
Executive transition costs	—	2,781	4,404
Contested proxy expenses	—	—	2,680
Asset impairment and abandonments	4,515	3,739	5,435
Inventory purchase price adjustment	594	—	—
Loss on extinguishment of debt	309	—	—
Inventory write-off	7,582	—	9,556
Acquisition and integration expenses	4,943	630	—
Cardiothoracic closure business divestiture contingency consideration	(3,000)	—	—
Gain on cardiothoracic closure business divestiture	—	(34,090)	—
Foreign net operating loss valuation reserve	—	—	1,224
Net change in valuation allowance	(1,620)	—	—
Tax effect on new tax legislation	(650)	2,187	—
Tax effect on other adjustments	(3,978)	13,162	(6,602)

Non-GAAP net income applicable to common shares, adjusted	$7,605	$3,131	$2,086

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the years ended December 31, 2018, 2017 and 2016. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

2018, 2017 and 2016 Severance and restructuring costs—These costs relate to the reduction of our organizational structure, primarily driven by simplification of our international operating infrastructure, specifically our distribution model.

2016 Strategic review costs—This adjustment represents charges relating to a comprehensive strategic review of the Company’s business lines and operations to leverage the Company’s expertise, technology and products and identify opportunities to increase stockholder value.

2017 and 2016 Executive transition costs—This adjustment represents charges relating to hiring a new Chief Executive Officer and Chief Financial and Administrative Officer and the retirement of our former Chief Executive Officer.

2016 Contested proxy expenses—This adjustment represents charges relating to contested proxy expenses.

2018, 2017 and 2016 Asset impairment and abandonments—These costs relate to asset impairment and abandonment due to lower distributions and ultimate discontinuation of our map3® implant and certain long-term assets at our U.S. and German facilities. Asset impairment and abandonments resulting from normal operations were not excluded herein.

2018 Inventory purchase price adjustment—These costs relate to the purchase price effects of acquired Zyga inventory that was sold during the year ended December 31, 2018.

2018 Loss on extinguishment of debt—These costs relate to refinancing our debt.

2018 and 2016 Inventory write-off—These costs relate to an inventory write-off due to the rationalization of our international distribution infrastructure, an inventory write-off related to lower distributions and ultimate discontinuation of our map3® implant and writing-off certain excess quantities primarily of hernia and sports medicine inventory.

2018 and 2017 Acquisition and integration expenses—These costs relate to acquisition and integration expenses due to the purchase of Zyga and the agreement to acquire Paradigm.

2018 Cardiothoracic closure business divestiture contingency consideration—This adjustment represents the remaining cash contingency consideration received from the sale of substantially all of the assets of our CT Business to A&E.

2017 Gain on cardiothoracic closure business divestiture—This adjustment represents the gain relating to the sale of substantially all of the assets of our CT Business to A&E.

2016 Foreign net operating loss valuation reserve—This adjustment represents charges relating to a foreign net operating loss valuation reserve.

2018 Net change in valuation allowance—This adjustment represents a net change in valuation allowance relating to foreign and certain state deferred tax assets.

2018 and 2017 Tax effect on new tax legislation—This adjustment represents charges relating to the Tax Legislation which was enacted on December 22, 2017.

Liquidity and Capital Resources

2018 Compared to 2017

Our working capital at December 31, 2018 decreased $13.0 million to $119.7 million from $132.7 million at December 31, 2017, primarily as a result of the purchase of Zyga. We acquired Zyga for $21.0 million in consideration paid at closing.

At December 31, 2018, we had 63 days of revenues outstanding in trade accounts receivable, an increase of 17 days compared to December 31, 2017. The increase is primarily driven by the longer period receivables remain outstanding for contracts with customers where inventory is exclusively built with no alternative use to us, and where revenue is recognized over time under ASC 606. Whereas previously, revenue and receivables were recorded at the time of shipment, they are now recorded over time. The customer, however, is only billed at the time of shipment.

At December 31, 2018, we had 279 days of inventory on hand, a decrease of 19 days compared to December 31, 2017. The decrease in inventory days is primarily due to higher distributions; inventory obsolescence due to the rationalization of our international distribution infrastructure; and an inventory write-off related to the cessation of distributions of our map3® implant during the year ended December 31, 2018. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $10.9 million of cash and cash equivalents at December 31, 2018. At December 31, 2018, our foreign subsidiaries held $2.5 million in cash. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. If we were to repatriate indefinitely reinvested foreign funds, we would not be subject to additional U.S. federal income tax, however, we would be required to accrue and pay any applicable withholding tax and U.S. state income tax liabilities. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at December 31, 2018, increased $2.7 million to $49.1 million from $46.3 million at December 31, 2017. The increase in short and long-term obligations was primarily due to increased borrowing to finance the Zyga acquisition.

On January 4, 2018, we acquired Zyga, as discussed above under “Management Overview.”

On June 5, 2018, we, along with our wholly-owned subsidiary, Pioneer, entered into a Credit Agreement (the “2018 Credit Agreement”), as borrowers, with JP Morgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto, the “Lenders”) and as administrative agent for the Lenders. The 2018 Credit Agreement provides for a revolving credit facility in the aggregate principal amount of up to $100 million (the “Facility”). We will be able to, at our option, and subject to customary conditions and Lender approval, request an increase to the Facility by up to $50 million.

The Facility is guaranteed by our domestic subsidiaries and is secured by: (i) substantially all of the assets of the Company and Pioneer; (ii) substantially all of the assets of each of our domestic subsidiaries; and (iii) 65% of the stock of our foreign subsidiaries.

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

At December 31, 2018, the interest rate for the Facility was 4.10%. As of December 31, 2018, there was $50.0 million outstanding on the Facility and total remaining available credit on the Facility was $43.7 million. Our ability to access our Facility is subject to and can be limited by our compliance with our financial and other covenants. We were in compliance with the financial covenants related to our revolving credit facility as of December 31, 2018.

As of December 31, 2018, we believe that our working capital, together with our borrowing ability under the Facility, will be adequate to fund our ongoing operations for the next twelve months.

Certain Commitments.

On November 1, 2018, we entered into a definitive agreement to acquire Paradigm in a cash and stock transaction valued at up to $300.0 million, consisting of $150.0 million at closing plus potential future milestone payments. Established in 2005, Paradigm’s primary product is the coflex® Interlaminar Stabilization® device, a differentiated and minimally invasive motion preserving stabilization implant that is FDA premarket approved for the treatment of moderate to severe LSS in conjunction with decompression. The transaction is expected to close by the end of the first quarter of 2019 and is subject to the satisfaction of customary closing conditions and applicable regulatory approvals.

Under the terms of the agreement, we will pay $100.0 million in cash and issue 10,729,614 shares of RTI common stock at closing, and revenue based earnout consideration of up to $150.0 million in a combination of cash and RTI common stock. The shares of RTI stock to be issued at closing were valued based on the volume weighted average closing trading price for the five trading days prior to the date of execution of the definitive agreement, representing $50.0 million of value. We intend to fund the cash portion of the consideration with approximately $100.0 million in new, fully-committed debt financing. We have not completed our preliminary purchase price allocation.

On January 4, 2018, we acquired Zyga, a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, we acquired Zyga for $21.0 million in consideration paid at closing (consisting of borrowings of $18.0 million on our revolving credit facility and $3.0 million cash on hand), $1.0 million contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to an additional $35.0 million.

On August 3, 2017, we completed the sale of substantially all of the assets related to our CT Business to A&E pursuant to the Asset Purchase Agreement between us and A&E. The total cash consideration received by us under the Asset Purchase Agreement was composed of $54.0 million. $3.0 million of which was held in escrow (the “Escrow Amount”) to satisfy possible indemnification obligations, of which there were none. As such, we earned and received the $3,000 cash consideration in the third quarter of 2018. An additional $5.0 million in contingent cash consideration is earned if A&E reaches certain revenue milestones (the “Contingent Consideration”). We also earned and received an additional $1.0 million in consideration for successfully obtaining certain FDA regulatory clearance. As a part of the transaction, we also entered into a multi-year Contract Manufacturing Agreement with A&E (the “Contract Manufacturing Agreement”). Under the Contract Manufacturing Agreement, we agreed to continue to support the CT Business by manufacturing existing products and engineering, developing, and manufacturing potential future products for A&E. We elected to account for the Contingent Consideration arrangement including the Escrow Amount, as a gain contingency in accordance with ASC 450 Contingencies. As such, the Contingent Consideration and Escrow Amount were excluded in measuring the fair value of the consideration to be received in connection with the transaction.

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

On September 3, 2010, we entered into an exclusive distribution agreement with Zimmer Dental, Inc. (“Zimmer Dental”), a subsidiary of Zimmer, with an effective date of September 30, 2010, as amended from time to time. The Agreement was assigned to Biomet 3i, LLC (“Biomet”), an affiliate of Zimmer Dental, on January 1, 2016. The Agreement has an initial term of ten years. Under the terms of this distribution agreement, we agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Biomet has agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Biomet’s exclusive distribution rights,

Biomet agreed to the following: 1) payment to us of $13.0 million within ten days of the effective date (the “Upfront Payment”); 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually as long as Biomet maintains exclusivity for the term of the contract to be paid at the beginning of each calendar year; and 3) annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Biomet’s ability to distribute the implants, Biomet may be entitled to certain refund rights with respect to the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in this agreement that is based substantially on the occurrence’s effect on Biomet’s revenues. The Upfront Payment, the Annual Exclusivity Fees and the fees associated with distributions of processed tissue are considered to be a single performance obligation. Accordingly, the Upfront Payment and the Annual Exclusivity Fees are deferred as received and are being recognized as other revenues over the term of this distribution agreement based on the expected contractual annual purchase minimums relative to the total contractual minimum purchase requirements in this distribution agreement. Additionally, we considered the potential impact of this distribution agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to this distribution agreement.

On July 13, 2009, we and Davol amended our previous distribution agreement with TMI for human dermis implants. Under the amended agreement: 1) Davol paid us $8.0 million in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019; 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019; and 3) Davol agreed to pay us certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3.5 million. The non-refundable fees and the fees associated with distributions of processed tissue are considered to be a single performance obligation. Accordingly, the $8.0 million and $3.5 million exclusivity payments were deferred and were being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013 and in the breast reconstruction market effective January 1, 2015. As a result, we recognized additional deferred revenue as other revenues during the three months ended March 31, 2013 and 2015, of $1.7 million and $1.5 million, respectively, due to the acceleration of deferred revenue recognition relating to Davol relinquishing its exclusive distribution rights in the hernia and the breast reconstruction markets. The remaining balance is being recognized as other revenues on a straight-line basis over the remaining term of the amended contract.

Our long-term debt obligations and availability of credit as of December 31, 2018 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Revolving credit facility	$50,000	$43,713
Less unamortized debt issuance costs	(927)

Total	$49,073

On June 5, 2018, we, along with our wholly-owned subsidiary, Pioneer, entered into a Credit Agreement (the “2018 Credit Agreement”), as borrowers, with JP Morgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto, the “Lenders”) and as administrative agent for the Lenders. The 2018 Credit Agreement provides for a revolving credit facility in the aggregate principal amount of up to $100 million (the “Facility”). We will be able to, at our option, and subject to customary conditions and Lender approval, request an increase to the Facility by up to $50 million.

The Facility is guaranteed by our domestic subsidiaries and is secured by: (i) substantially all of the assets of the Company and Pioneer; (ii) substantially all of the assets of each of our domestic subsidiaries; and (iii) 65% of the stock of our foreign subsidiaries.

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

At December 31, 2018, the interest rate for the Facility was 4.10%. As of December 31, 2018, there was $50.0 million outstanding on the Facility and total remaining available credit on the Facility was $43.7 million. Our ability to access our Facility is subject to and can be limited by our compliance with our financial and other covenants. We were in compliance with the financial covenants related to our revolving credit facility as of December 31, 2018.

The following table provides a summary of our long-term debt obligations, operating lease obligations and other significant obligations as of December 31, 2018.

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$49,073	$—	$—	$49,073	$—
Operating lease obligations	3,666	1,374	1,082	328	882
Purchase obligations (1)	18,392	18,392	—	—	—

Total	$71,131	$19,766	$1,082	$49,401	$882

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

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

We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our credit facility expose us to market risk related to changes in interest rates. As of December 31, 2018, our outstanding floating rate indebtedness totaled $49.1 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease net income and cash flow by approximately $0.3 million. Other outstanding debt consists of fixed rate instruments. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2018. However, we can give no assurance that interest rates will not significantly change in the future.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on December 31, 2018 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations.

We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2019. However, we can give no assurance that exchange rates will not significantly change in the future.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data required in this item are set forth on the pages indicated in Item 15(a)(1).

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. This report appears on page 58.

Item 9B.	OTHER INFORMATION.

Not applicable

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference to our definitive proxy statement for 2019 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2018.

Information relating to our Code of Ethics that applies to our senior financial professionals is available on our website http://www.rtix.com/investors/corporate-governance. Any amendments to, or waiver of, any provision of the Code of Ethics will be posted on our website.

Item 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 relating to executive compensation is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2018.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 relating to security ownership of certain beneficial owners and management, securities authorized for issuance under equity compensation plans and related shareholders matters is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2018.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2018.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 relating to principal accounting fees and services is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2018.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements:

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 57, the Independent Registered Public Accounting Firm’s Report on page 58 and the Consolidated Financial Statements on pages 60 to 63, all of which are incorporated herein by reference.

(2) Financial Statement Schedule:

The following Financial Statement Schedule is filed as part of this Report:

Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016 is included in the Consolidated Financial Statements of RTI Surgical, Inc. on page 92. All other financial statement schedules are omitted because they are inapplicable, not required or the information is indicated elsewhere in the consolidated financial statements or the notes thereto.

(3) Exhibits:

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Date Filed

2.1	Master Transaction Agreement, dated as of November 1, 2018, by and among RTI Surgical, Inc., PS Spine Holdco, LLC, Bears Holding Sub, Inc., and Bears Merger Sub, Inc.	8-K	000-31271	11/7/2018

3.1	Amended and Restated Certificate of Incorporation of RTI Surgical, Inc.	10-K (2015)	000-31271	3/7/2016

3.2	Amended and Restated Bylaws of RTI Surgical, Inc.	8-K	000-31271	7/11/2016

3.3	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of RTI Surgical, Inc., dated August 1, 2018.	8-K	000-31271	8/2/2018

4.3	Specimen Stock Certificate.	S-1/A	333-35756	8/2/2000

10.1‡	Omnibus Stock Option Plan.	S-1	333-35756	4/27/2000

10.2‡	RTI Regeneration Technologies, Inc. 2004 Equity Incentive Plan.	10-Q (Q2 2004)	000-31271	8/6/2004

10.3‡	Form of Nonqualified Stock Option Grant Agreement.	10-K (2004)	000-31271	3/16/2005

10.4‡	Form of Incentive Stock Option Grant Agreement.	10-K (2004)	000-31271	3/16/2005

10.5‡	RTI Surgical, Inc. 2010 Equity Incentive Plan.	DEF 14A	000-31271	3/19/2010

10.6†	Exclusive Distribution Agreement between RTI Biologics, Inc. and Zimmer Dental Inc., dated as of September 3, 2010 and effective as of September 30, 2010.	10-Q (Q3 2010)	000-31271	11/8/2010

10.7†*	First Amendment to Exclusive Distribution Agreement, dated September 27, 2011, by and between RTI Biologics, Inc., and Zimmer Dental Inc.

10.8†*	Letter Agreement, dated December 30, 2013, by and between RTI Surgical, Inc. and Zimmer Dental, Inc.

10.9†*	Second Amendment to Exclusive Distribution Agreement, dated January 15, 2014, by and between RTI Biologics, Inc. and Zimmer Dental Inc.

10.10†*	Third Amendment to Exclusive Distribution Agreement, dated December 31, 2013, by and between RTI Biologics, Inc. and Zimmer Dental Inc.

10.11†*	Fifth Amendment to Exclusive Distribution Agreement, dated October 11, 2017, by and between RTI Surgical, Inc., and Biomet 3i, LLC.

10.12†*	Sixth Amendment to Exclusive Distribution Agreement, dated September 21, 2018, by and between RTI Surgical, Inc., and Biomet 3i, LLC.

10.13†*	Side Letter Agreement, dated March 29, 2016, by and between RTI Surgical, Inc. and Biomet 3i, LLC.

10.14†*	First Amendment to Side Letter Agreement, dated November 7, 2016, by and between RTI Surgical, Inc. and Biomet 3i, LLC

10.15†*	Letter Agreement for Sharing Certain Expenses, dated January 31, 2017, by and between RTI Surgical, Inc., and Zimmer Dental, Inc.

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Date Filed

10.16†*	Letter Agreement re: Marketing Approval, dated June 28, 2018, by and between RTI Surgical, Inc. and Biomet 3i, LLC.

10.17‡	RTI Biologics, Inc. Executive Nonqualified Excess Plan.	10-K (2011)	000-31271	2/15/2012

10.18	Investment Agreement, dated as of June 12, 2013, by and between RTI Biologics, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	6/13/2013

10.19	Amendment to Investment Agreement, dated as of July 15, 2013 by and among RTI Biologics, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	7/19/2013

10.20	Investor Rights Agreement dated as of July 16, 2013 by and between RTI Surgical, Inc. and WSHP Biologics Holdings, LLC.	8-K	000-31271	7/19/2013

10.21‡	Form of Water Street Director Indemnification Agreement.	8-K	000-31271	7/19/2013

10.22‡	Form of Director Indemnification Agreement.	8-K	000-31271	7/19/2013

10.23†	2013 Distribution Agreement, effective as of October 12, 2013, between RTI Surgical, Inc. and Medtronic Sofamor Danek USA, Inc.	10-K (2013)	000-31271	3/10/2014

10.24‡	RTI Surgical, Inc. 2015 Incentive Compensation Plan.	S-8	333-203861	5/5/2015

10.25‡	Form of Incentive Stock Option Agreement (under 2015 Plan).	S-8	333-203861	5/5/2015

10.26‡	Form of Nonqualified Stock Option Agreement (under 2015 Plan).	S-8	333-203861	5/5/2015

10.27‡	Form of Restricted Stock Agreement (under 2015 Plan).	S-8	333-203861	5/5/2015

10.28	Form of Executive Indemnification Agreement.	10-Q (Q1 2016)	000-31271	5/4/2016

10.29	Settlement Agreement, effective March 14, 2017, by and among the Company and Krensavage Partners, LP and certain entities and persons associated with Krensavage Partners, LP.	8-K	000-31271	3/15/2017

10.30‡†	Employment Agreement, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.	10-Q (Q1 2017)	000-31271	5/3/2017

10.31‡†	Stand Alone Restricted Stock Award Agreement #1, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.	10-Q (Q1 2017)	000-31271	5/3/2017

10.32‡	Stand Alone Restricted Stock Award Agreement #2, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.	10-Q (Q1 2017)	000-31271	5/3/2017

10.33‡	Stand Alone Stock Option Agreement, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.	10-Q (Q1 2017)	000-31271	5/3/2017

10.34†	Asset Purchase Agreement dated as of August 3, 2017 by and between RTI Surgical, Inc. and A&E Advanced Closure Systems, LLC.	10-Q (Q3 2017)	000-31271	11/3/2017

10.35†	Contract Manufacturing Agreement dated as of August 3, 2017 by and between RTI Surgical, Inc. and A&E Advanced Closure Systems, LLC.	10-Q (Q3 2017)	000-31271	11/3/2017

10.36†*	First Amendment to Contract Manufacturing Agreement, dated November 20, 2018, by and between RTI Surgical, Inc., and A&E Advanced Closure Systems, LLC.

10.37	Third Amended and Restated Loan Agreement, dated as of August 3, 2017 by and among RTI Surgical, Inc., TD Bank, N.A. and First Tennessee Bank National Association, as Lenders (together with the various financial institutions as in the future may become parties thereto, the Lenders), and TD Bank, N.A., as administrative agent for the Lenders.	10-Q (Q3 2017)	000-31271	11/3/2017

10.38‡	Employment Agreement, dated September 18, 2017, by and between Jonathon M. Singer and RTI Surgical, Inc.	10-Q (Q3 2017)	000-31271	11/3/2017

10.39‡	Restricted Stock Award Agreement, dated September 18, 2017, by and between Jonathon M. Singer and RTI Surgical, Inc.	10-Q (Q3 2017)	000-31271	11/3/2017

10.40‡	Stock Option Agreement, dated September 18, 2017, by and between Jonathon M. Singer and RTI Surgical, Inc.	10-Q (Q3 2017)	000-31271	11/3/2017

10.41‡	First Amendment to the Stand Alone Restricted Stock Award Agreement #1, dated December 4, 2017, by and between Camille Farhat and RTI Surgical, Inc.	10-K (2018)	000-31271	3/2/2018

10.42‡	RTI Surgical, Inc. 2018 Incentive Compensation Plan	10-Q (Q1 2018)	000-31271	5/4/2018

10.43‡	Form of Incentive Stock Option Agreement (under 2018 Plan)	10-Q (Q1 2018)	000-31271	5/4/2018

10.44‡	Form of Nonqualified Stock Option Agreement (under 2018 Plan)	10-Q (Q1 2018)	000-31271	5/4/2018

10.45‡	Form of Restricted Stock Agreement (under 2018 Plan)	10-Q (Q1 2018)	000-31271	5/4/2018

10.46	Credit Agreement, dated as of June 5, 2018 by and among RTI Surgical, Inc., and JP Morgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto, the “Lenders”) and as administrative agent for the Lenders.	10-Q (Q2 2018)	000-31271	8/3/2018

10.47	Support Agreement, dated as of November 1, 2018, by and among RTI Surgical, Inc., Bears Holding Sub, Inc., HealthCor Paradigm Blocker Company Two, Inc., and HealthCor AIV, L.P.	8-K	000-31271	11/7/2018

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Date Filed

10.48	Support Agreement, dated as of November 1, 2018, by and among RTI Surgical, Inc., Bears Holding Sub, Inc., Trevi Health Ventures LP, and Trevi AIV, LP.	8-K	000-31271	11/7/2018

10.49	Support Agreement, dated as of November 1, 2018, by and among RTI Surgical, Inc., Bears Holding Sub, Inc., Viscogliosi Brothers, LLC, and VB Acquisition Co. I LLC.	8-K	000-31271	11/7/2018

10.50	Support Agreement, dated as of November 1, 2018, by and between WSHP Biologics Holdings, LLC, and PS Spine HoldCo, LLC.	8-K	000-31271	11/7/2018

10.51	Support Agreement, dated as of November 1, 2018, by and between Camille I. Farhat and PS Spine HoldCo, LLC.	8-K	000-31271	11/7/2018

10.52	Support Agreement, dated as of November 1, 2018, by and between Jonathon M. Singer and PS Spine HoldCo, LLC.	8-K	000-31271	11/7/2018

10.53	Commitment Letter, dated November 1, 2018, by and between RTI Surgical, Inc., and Ares Capital Management, LLC.	8-K	000-31271	11/7/2018

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.
‡	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	Filed herewith.

Item 16.	FORM 10-K SUMMARY

Not applicable.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RTI Surgical, Inc.

Alachua, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RTI Surgical, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statement”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, effective January 1, 2018, the Company adopted Financial Accounting Standards Board Accounting Standards Codification 606, Revenues from Contracts with Customers, utilizing the modified retrospective method.

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

March 5, 2019

We have served as the Company’s auditor since 1998.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$10,949	$22,381
Accounts receivable—less allowances of $2,380 at December 31, 2018 and $1,471 at December 31, 2017	48,351	35,081
Inventories—net	107,471	111,927
Prepaid and other current assets	8,791	16,285

Total current assets	175,562	185,674

Property, plant and equipment—net	77,954	79,564
Deferred tax assets—net	17,510	9,575
Goodwill	59,798	46,242
Other intangible assets—net	26,359	23,070
Other assets—net	4,003	1,781

Total assets	$361,186	$345,906

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$26,309	$18,252
Accrued expenses	24,683	25,610
Current portion of deferred revenue	4,908	4,868
Current portion of short and long-term obligations	—	4,268

Total current liabilities	55,900	52,998

Long-term obligations—less current portion	49,073	42,076
Acquisition contingencies	4,986	—
Other long-term liabilities	633	1,431
Deferred revenue	744	3,741

Total liabilities	111,336	100,246

Commitments and contingencies (Note 22)

Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	66,226	63,923

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 63,469,185 and 62,694,441 shares issued and outstanding, respectively	64	63
Additional paid-in capital	433,143	429,459
Accumulated other comprehensive loss	(7,270)	(6,329)
Accumulated deficit	(237,444)	(237,066)
Less treasury stock, 1,221,180 and 1,114,071 shares, respectively, at cost	(4,869)	(4,390)

Total stockholders’ equity	183,624	181,737

Total liabilities and stockholders’ equity	$361,186	$345,906

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues	$280,855	$279,563	$272,865
Costs of processing and distribution	140,732	137,042	140,516

Gross profit	140,123	142,521	132,349

Expenses:
Marketing, general and administrative	119,217	115,103	116,125
Research and development	14,410	13,375	16,090
Severance and restructuring costs	2,280	12,173	2,146
Strategic review costs	—	—	1,150
Executive transition costs	—	2,781	4,404
Contested proxy expenses	—	—	2,680
Asset impairment and abandonments	4,774	3,739	5,435
Acquisition and integration expenses	4,943	630	—
Cardiothoracic closure business divestiture contingency consideration	(3,000)	—	—
Gain on cardiothoracic closure business divestiture		(34,090)

Total operating expenses	142,624	113,711	148,030

Operating (loss) income	(2,501)	28,810	(15,681)

Other (expense) income:
Interest expense	(2,771)	(3,180)	(1,655)
Interest income	35	8	8
Loss on extinguishment of debt	(309)	—	—
Foreign exchange (loss) gain	(35)	87	(132)

Total other expense—net	(3,080)	(3,085)	(1,779)

(Loss) income before income tax (provision) benefit	(5,581)	25,725	(17,460)
Income tax benefit (provision)	4,331	(19,453)	3,061

Net (loss) income	(1,250)	6,272	(14,399)

Convertible preferred dividend	(2,120)	(3,723)	(3,508)

Net (loss) income applicable to common shares	$(3,370)	$2,549	$(17,907)

Other comprehensive (loss) income:
Unrealized foreign currency translation loss	(941)	1,987	(1,274)

Comprehensive (loss) income	$(4,311)	$4,536	$(19,181)

Net (loss) income per common share—basic	$(0.05)	$0.04	$(0.31)

Net (loss) income per common share—diluted	$(0.05)	$0.04	$(0.31)

Weighted average shares outstanding—basic	63,521,703	59,684,289	58,236,745

Weighted average shares outstanding—diluted	63,521,703	60,599,952	58,236,745

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2016	$58	$417,725	$(7,042)	$(228,939)	$(446)	$181,356
Net loss	—	—	—	(14,399)	—	(14,399)
Foreign currency translation adjustment	—	—	(1,274)	—	—	(1,274)
Exercise of common stock options	—	57	—	—	—	57
Stock-based compensation	—	3,590	—	—	—	3,590
Purchase of treasury stock	—	—	—	—	(470)	(470)
Amortization of preferred stock Series A issuance costs	—	(185)	—	—	—	(185)
Preferred stock Series A dividend	—	(3,508)	—	—	—	(3,508)
Change in income tax benefit from stock-based compensation	—	(251)	—	—	—	(251)

Balance, December 31, 2016	58	417,428	(8,316)	(243,338)	(916)	164,916

Net income	—	—	—	6,272	—	6,272
Foreign currency translation adjustment	—	—	1,987	—	—	1,987
Exercise of common stock options	5	9,176	—	—	—	9,181
Stock-based compensation	—	6,762	—	—	—	6,762
Purchase of treasury stock	—	—	—	—	(3,474)	(3,474)
Amortization of preferred stock Series A issuance costs	—	(184)	—	—	—	(184)
Preferred stock Series A dividend	—	(3,723)	—	—	—	(3,723)

Balance, December 31, 2017	63	429,459	(6,329)	(237,066)	(4,390)	181,737

Accumulated effect of adoption of the revenue recognition standard	—	—	—	872	—	872
Net loss	—	—	—	(1,250)	—	(1,250)
Foreign currency translation adjustment	—	—	(941)	—	—	(941)
Exercise of common stock options	1	1,242	—	—	—	1,243
Stock-based compensation	—	4,745	—	—	—	4,745
Purchase of treasury stock	—	—	—	—	(479)	(479)
Amortization of preferred stock Series A issuance costs	—	(183)	—	—	—	(183)
Preferred stock Series A dividend	—	(2,120)	—	—	—	(2,120)

Balance, December 31, 2018	$64	$433,143	$(7,270)	$(237,444)	$(4,869)	$183,624

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(1,250)	$6,272	$(14,399)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	14,569	14,226	16,510
Provision for bad debts and product returns	1,195	946	895
Provision for inventory write-downs	15,122	5,066	13,880
Amortization of deferred revenue	(4,958)	(4,744)	(4,867)
Deferred income tax provision	(4,322)	13,329	(3,395)
Stock-based compensation	4,745	6,660	3,590
Asset impairment and abandonments	4,774	3,739	5,435
Cardiothoracic closure business divestiture contingency consideration	(3,000)	—	—
Gain on cardiothoracic closure business divestiture	—	(34,090)	—
Other	1,330	2,392	603
Change in assets and liabilities:
Accounts receivable	(11,201)	5,784	4,756
Inventories	(11,790)	1,375	(15,369)
Accounts payable	8,054	(12,899)	4,583
Accrued expenses	(1,812)	2,599	(6,536)
Deferred revenue	2,000	2,000	2,000
Other operating assets and liabilities	3,318	(10,200)	7,637

Net cash provided by operating activities	16,774	2,455	15,323

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,042)	(12,301)	(15,337)
Patent and acquired intangible asset costs	(3,695)	(2,266)	(2,615)
Proceeds from sale of building	—	1,818	—
Acquisition of Zyga Technology	(21,000)	—	—
Cardiothoracic closure business divestiture	3,000	51,000	—

Net cash provided by (used in) investing activities	(32,737)	38,251	(17,952)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,356	5,060	57
Proceeds from long-term obligations	74,425	6,000	17,000
Net (payments) proceeds from short-term obligations	—	—	(1,511)
Payments on long-term obligations	(71,171)	(43,000)	(11,424)
Other financing activities	(1,039)	(458)	(458)

Net cash provided by (used in) financing activities	4,571	(32,398)	3,664

Effect of exchange rate changes on cash and cash equivalents	(40)	224	200

Net (decrease) increase in cash and cash equivalents	(11,432)	8,532	1,235
Cash and cash equivalents, beginning of period	22,381	13,849	12,614

Cash and cash equivalents, end of period	$10,949	$22,381	$13,849

Supplemental cash flow disclosure:
Cash paid for interest	$3,047	$3,023	$1,224
Cash paid for income taxes, net of refunds	(6,403)	12,142	(238)
Non-cash acquisition of property, plant and equipment	496	593	952
Receivable for executive stock option exercise	—	1,234	—
Stock-based compensation related to sale of CT business	—	102	—
Change in accrual for dividend payable	2,120	3,723	3,508

See notes to consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017 and 2016

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

2. Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pioneer Surgical Technology, Inc. (“Pioneer”), Tutogen Medical, Inc. (“TMI”), Zyga Technology, Inc. (“Zyga”), RTI Surgical, Inc. – Cardiovascular (inactive), Biological Recovery Group Inc. (inactive), and RTI Services, Inc. (inactive). The consolidated financial statements also include RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries is the Euro. Assets and liabilities of the foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. The resulting translation adjustments, representing unrealized, noncash gains and losses are recorded and presented as a component of comprehensive (loss) income. Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income or loss as they occur and are included in other expense in the consolidated statements of comprehensive (loss) income.

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

Cash and Cash Equivalents—The Company considers all funds in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents comprise overnight repurchase agreements. Cash balances are held at a few financial institutions and usually exceed insurable amounts. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions. At December 31, 2018 and 2017, the Company had no cash equivalents.

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

Long-Lived Assets—The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

As further discussed in Note 23, during the second quarter of 2018, we recorded an impairment of $4,515 related to our map3® asset group. During the fourth quarter of 2017, the Company ceased certain long-term projects resulting in asset abandonments of long-term assets at its U.S. facility of $3,539. During the fourth quarter of 2016, the Company concluded a strategic review of its business lines and operations, and updated its financial projections. As a result, the Company’s financial projections related to its hernia business line were adjusted downward. This business line is a significant driver of revenue for the Tutogen Germany asset group. As a result, during the fourth quarter of 2016, the Company completed an asset group impairment test and determined the carrying value was not recoverable as of December 31, 2016. The Company used a market approach to determine the fair value of the Tutogen Germany asset group’s long-lived assets and recognized impairment charges related to identified intangibles and property and equipment of $5,435.

Goodwill—Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets (“FASB ASC 350”), requires companies to test goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company has one reporting unit and the annual impairment test is performed at each calendar year-end unless indicators of impairment are present and require more frequent testing. The Company did not have any other identifiable intangible assets with indefinite useful lives as of December 31, 2018 and 2017.

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

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses at the acquisition date, after amounts allocated to other identifiable intangible assets. Factors that contribute to the recognition of goodwill include securing synergies that are specific to our business, not available to other market participants, and are expected to increase revenues and profits; acquisition of a talented workforce; cost savings opportunities; the strategic benefit of expanding our presence in core and adjacent markets; and diversifying our product portfolio.

Other Intangible Assets—Other intangible assets, which constitutes finite lives assets, generally consist of patents, acquired exclusivity rights, licensing rights, distribution agreements, and procurement contracts. Patents are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful lives of between 8 and 16 years. The acquired exclusivity rights are being amortized over eight years, the remaining term of the amended distribution agreement. Licensing rights, distribution agreements, and procurement contracts are amortized over estimated useful lives of between 5 to 25 years.

Other intangible assets are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The recoverability test is described in the Company’s accounting policy for long-lived assets set forth above.

Revenue Recognition—The Company recognizes revenue upon shipping, or receipt by the Company’s customers of its products and implants, depending on the Company’s distribution agreements with its customers or distributors. The Company’s performance obligations consist mainly of transferring control of implants identified in the contracts. The Company typically transfers control at a point in time upon shipment or delivery of the implants for direct sales, or upon implantation for sales of consigned inventory. The customer is able to direct the use of, and obtain substantially all of the benefits from, the implant at the time the implant is shipped, delivered, or implanted, respectively based on the terms of the contract. For performance obligations related to the Company’s contracts with exclusively built inventory clauses, the Company typically satisfies its performance obligations evenly over the contract term as inventory is built. Such exclusively manufactured inventory has no alternative use and the Company has an enforceable right to payment for performance to date. The Company uses the input method to measure the manufacturing activities completed to date, which depicts the progress of the Company’s performance obligation of transferring control of exclusively built inventory. For the contracts with upfront and annual exclusivity fees, revenue related to those fees is recognized over the contract term following a consistent method of measuring progress towards satisfaction of the performance obligation. The Company uses the method and measure of progress that best depicts the transfer of control to the customer of the goods or services to date relative to the remaining goods or services promised under the contract.

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

Stock-Based Compensation Plans—The Company accounts for its stock-based compensation plans in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Accounting for Stock Compensation (“FASB ASC 718”). FASB ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). The Company uses the Black-Scholes model to value its stock option grants under FASB ASC 718 and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of stock options is determined on the grant date using assumptions for the expected term, expected volatility, dividend yield, and the risk free interest rate. The term assumption is primarily based on the contractual vesting term of the option and historic data related to exercise and post-vesting cancellation history experienced by the Company. The Company uses the simplified method for estimating the expected term used to determine the fair value of options under FASB ASC 718. The expected term is determined separately for options issued to the Company’s directors and to employees. The Company’s anticipated volatility level is primarily based on the historic volatility of the Company’s common stock. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The risk free interest rate approximates recent U.S. Treasury note auction results with a similar life to that of the option. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The period expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the recent historical experience of the Company, and is adjusted to reflect actual forfeitures as the options vest. The Company uses a Monte Carlo simulation model to estimate the fair value of restricted stock awards that contain a market condition.

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

Treasury Stock—The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock awards in connection with the Company’s incentive plans. The Company’s repurchases of common stock are recorded at the stock price on the vesting date of the common stock. The Company repurchased 107,109, 745,122, and 138,597 shares of its common stock for $0.5 million, $3.5 million, and $0.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

	Year Ended December 31,
	2018	2017	2016
Weighted average basic shares	63,521,703	59,684,289	58,236,745
Effect of dilutive securities:
Stock options	—	915,663	—

Weighted average diluted shares	63,521,703	60,599,952	58,236,745

Options to purchase 4,295,744 shares of common stock at prices ranging from $2.69 to $5.23 per share which were outstanding as of December 31, 2018, were not included in the computation of diluted EPS because dilutive shares are not factored into the calculation of EPS when a loss applicable to common shares is reported as they would be anti-dilutive.

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

For the years ended December 31, 2018, 2017 and 2016, 50,000 shares of convertible preferred stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net (loss) income per common share.

3. Recently Issued Accounting Standards.

Fair Value Measurement—In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for the Company beginning December 1, 2020 (with early adoption permitted). Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. The Company is evaluating the effect that this ASU will have on its consolidated financial statements.

Earnings Per Share—In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share” (Topic 260), “Distinguishing Liabilities from Equity” (Topic 480), and “Derivative and Hedging” (Topic 815). The amendments in Part I of ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present EPS in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down-round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the ASC, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of ASU 2017-11 should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of ASU 2017-11 do not require any transition guidance because those amendments do not have an accounting effect. The Company is evaluating the impact of adopting ASU 2017-11 on its consolidated financial statements, however, does not expect the adoption of this standard to have a significant impact on its EPS calculations, as it does not have any free-standing equity based financial instruments with down-round provisions.

Compensation—Stock Compensation—In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation” (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. For public business entities, this ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU 2017-09 on January 1, 2018 and it did not have an impact on its consolidated financial statements.

Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets—In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets” (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 requires all entities to derecognize a business or nonprofit activity in accordance with Topic 810, and requires that all entities derecognize an equity method investment in accordance with Topic 860. The amendments in ASU 2017-05 eliminate the scope exceptions, and simplifies GAAP. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company adopted ASU 2017-05 on January 1, 2018 and it did not have an impact on its consolidated financial statements.

Business Combinations—Clarifying the Definition of a Business—In January 2017, FASB issued ASU No. 2017-01, “Business Combinations—Clarifying the Definition of a Business” (Topic 805). ASU 2017-01 provides a framework to use in determining when a set of assets and activities is a business. ASU 2017-01 provides more consistency in applying the business combination guidance, reduces the costs of application, and makes the definition of a business more operable. ASU 2017-01 is effective for interim and annual periods within those annual periods beginning after December 15, 2017. The Company adopted ASU 2017-01 on January 1, 2018 and it did not have an impact on its consolidated financial statements.

Leases—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840).” ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The standard is effective on January 1, 2019, with early adoption permitted. We adopted the new standard on January 1, 2019 and use the effective date as our date of initial application. In July 2018, the FASB issued an update that provided an additional transition option that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the consolidated financial statements. Companies that elect this option would record a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. We elected this optional transition method. We also elected the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We continue to evaluate other practical expedients available under the standard.

We continue to finalize our calculations, including our discount rate assumptions, related to ASU 2016-02. We are also continuing to establish new processes and internal controls that will be required to comply with the new lease accounting and disclosure requirements set by ASU 2016-02. We expect the impact of the standard adoption to increase our assets and liabilities within our consolidated balance sheet. These increases will result from the recognition of our existing ROU and liabilities required by ASU 2016-02.

Revenue from Contracts with Customers—On January 1, 2018, the Company adopted a new accounting standard issued by the FASB on revenue recognition using the modified retrospective method. This new accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific guidance from GAAP. The core principle of the new accounting standard is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the adoption of this new accounting standard resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new accounting standard was applied to all contracts, apart from contracts for which all or substantially all revenue was recognized before January 1, 2018. Additionally, the Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation.

Adoption Impact

The Company identified three contracts which previously resulted in revenue recognition occurring at the time of shipment; however, under the new revenue recognition standard, the Company is required to recognize revenue over time. The assessment of our January 1, 2018, consolidated balance sheet under ASC Topic 606 resulted in a cumulative-effect adjustment to opening retained earnings, unbilled accounts receivable and costs incurred for inventory.

The effects of the adoption under ASC Topic 606 are outlined in the following table:

	Year Ended December 31, 2017	Impact	January 1, 2018
Accounts receivable	$35,081	$3,243	$38,324
Inventories—net	111,927	(995)	110,932
Accrued expenses	—	1,110	1,110
Deferred tax assets	9,575	(266)	9,309
Accumulated deficit	(237,066)	872	(236,194)

The impact of adoption of Topic 606 to the Company’s consolidated balance sheets and statements of comprehensive (loss) income for the year ended December 31, 2018, was as follows:

	Year Ended December 31, 2018
	As Reported	Excluding Impact of Topic 606
Accounts receivable	$48,351	$41,498
Inventories—net	107,471	111,169
Accrued expenses	24,683	24,166
Deferred tax assets	17,510	16,935
Accumulated deficit	(237,444)	(240,657)

	Year Ended December 31, 2018
	As Reported	Excluding Impact of Topic 606
Total revenues	$280,855	$277,436
Cost of processing and distribution	140,732	138,828
Income tax benefit	4,331	4,807
Net loss	(3,370)	(4,409)

Disaggregation of revenue

The Company operates in one reportable segment composed of four lines of business. Effective January 1, 2018, the reporting of the Company’s lines of business are composed of four franchises or lines of business: spine; sports; OEM and international. The following table presents revenues from these four franchises for the year ended December 31, 2018:

Year Ended December 31, 2018
Revenues:
Spine	$79,687
Sports	54,533
OEM	120,682
International	25,953

Total revenues from contracts with customers	$280,855

The following table presents revenues recognized at a point in time and over time for the year ended December 31, 2018:

Year Ended December 31, 2018
Revenue recognized at a point in time	$240,112
Revenue recognized over time	40,743

Total revenues from contracts with customers	$280,855

Performance Obligations

The Company’s performance obligations consist mainly of transferring control of implants identified in the contracts.

Some of the Company’s contracts offer assurance-type warranties in connection with the sale of a product to a customer. Assurance-type warranties provide a customer with assurance that the related product will function as the parties intended because it complies with agreed-upon specifications. Such warranties do not represent a separate performance obligation and are not material to the consolidated financial statements.

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

Returns

In the normal course of business, the Company accepts product returns. The amount of consideration the Company ultimately receives varies depending upon the return terms that the Company may offer, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The Company establishes provisions for estimated returns based on historical experience. The amount recorded on the Company’s balance sheets for product return allowance was $517 and $1,110 at December 31, 2018 and 2017, respectively. Liabilities for return allowances are included in “Accrued expenses”.

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

Contract Asset and Liability

The opening and closing balances of the Company’s accounts receivable, contract asset and current and long-term contract liability are as follows:

	Accounts Receivable	Contract Liability (Current)	Contract Liability (Long- Term)
Opening 1/1/2018	$38,324	$5,978	$3,741
Closing 12/31/2018	48,351	5,425	744

Increase/(decrease)	10,027	(553)	(2,997)

Contract liabilities consist primarily of the return allowance described above, and of deferred revenue arising from upfront and annual exclusivity fees. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the Company’s performance of the Company’s contractual obligations over time. The Company recognizes sales commissions as incurred because the amortization period is less than one year. The Company does not incur other incremental costs relating to obtaining a contract with a customer, and therefore, does not have material contract assets, or impairment losses associated therewith. Revenue recognized for the year ended December 31, 2018, from amounts included in contract liabilities at the beginning of the period was $4,958.

4. Acquisition of Zyga Technology, Inc.

On January 4, 2018, the Company acquired Zyga Technology, Inc. (“Zyga”), a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21,000 in consideration paid at closing (consisting of borrowings of $18,000 on our revolving credit facility and $3,000 cash on hand), $1,000 contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to $35,000. Based on a probability weighted model, the Company estimates a contingent liability related to the clinical milestone and revenue based earnout of $4,986. The fair value of the contingent liability was measured using Level 3 inputs, see Note 12. Acquisition related costs were approximately $1,430, of which approximately $800 was incurred during 2018 and is reflected separately in the accompanying Consolidated Statements of Comprehensive (Loss) Income.

The Company has accounted for the acquisition of Zyga under ASC 805, Business Combinations. Zyga’s results of operations are included in the consolidated financial statements for periods ending after January 4, 2018, the acquisition date.

The purchase price was financed as follows:

(In thousands)
Cash proceeds from revolving credit facility	$18,000
Cash from RTI Surgical	3,000

Total purchase price	$21,000

In the fourth quarter of 2018, the Company completed its valuation of the tax accounts associated with the purchase price allocation. The table below represents an allocation of the total consideration to Zyga’s tangible and intangible assets and liabilities fair values as of January 4, 2018. During the three months ended December 31, 2018, the Company made the following changes to the fair values of acquired assets and liabilities as a result of completing the valuation of acquired deferred tax assets: increased deferred tax assets by $3,066 and decreased goodwill by $3,066.

(In thousands)
Inventories	$1,099
Accounts receivable	573
Other current assets	53
Property, plant and equipment	151
Other assets	26
Deferred tax assets	4,715
Current liabilities	(947)
Acquisition contingencies	(4,986)

Net tangible assets acquired	684
Other intangible assets	6,760
Goodwill	13,556

Total net assets acquired	$21,000

Total net assets acquired as of January 4, 2018, are all part of the Company’s only operating segment. Fair values are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach. Other intangible assets include patents of $6,500 with a useful life of 13 years, trademarks of $80 with a useful life of 1 year and selling and marketing relationships of $180 with a useful life of 7 years.

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

These potential benefits resulted in the Company paying a premium for Zyga resulting in the recognition of $13,556 of goodwill assigned to the Company’s only operating segment and reporting unit. For tax purposes, none of the goodwill is deductible.

The amount of Zyga’s revenues and net loss since the January 4, 2018, acquisition date, included in the Company’s Consolidated Statement of Comprehensive (Loss) Income for the year ended December 31, 2018, excluding acquisition related costs of approximately $800, are $4,757 and $2,573, respectively.

The following unaudited pro forma information shows the results of the Company’s operations as though the acquisition had occurred as of January 1, 2017 (in thousands, except per share data):

	Year End December 31,
	2018	2017
Revenues	$4,809	$4,649
Net loss applicable to common shares	(2,640)	(4,239)
Basic net loss per share	(0.04)	(0.07)
Diluted net loss per share	(0.04)	(0.07)

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

5. Cardiothoracic Closure Business Divestiture

The Company completed the sale of substantially all of the assets related to its Cardiothoracic closure business (the “CT Business”) to A&E Advanced Closure Systems, LLC (a subsidiary of A&E Medical Corporation) (“A&E”) pursuant to an Asset Purchase Agreement between the Company and A&E, dated August 3, 2017 (the “Asset Purchase Agreement”). The total cash consideration received by the Company under the Asset Purchase Agreement was composed of $54,000, $3,000 of which was held in escrow (the “Escrow Amount”) to satisfy possible indemnification obligations, of which there were none. As such, the Company earned and received the $3,000 cash consideration in the third quarter of 2018. An additional $5,000 in contingent cash consideration is earned if A&E reaches certain revenue milestones (the “Contingent Consideration”). The Company also earned and received an additional $1,000 in consideration for successfully obtaining certain U.S. Food and Drug Administration (“FDA”) regulatory clearance. As a part of the transaction, the Company also entered into a multi-year Contract Manufacturing Agreement with A&E (the “Contract Manufacturing Agreement”). Under the Contract Manufacturing Agreement, the Company agreed to continue to support the CT Business by manufacturing existing products and engineering, developing, and manufacturing potential future products for A&E. The Company elected to account for the Contingent Consideration arrangement including the Escrow Amount, as a gain contingency in accordance with ASC 450 Contingencies. As such, the Contingent Consideration and Escrow Amount were excluded in measuring the fair value of the consideration to be received in connection with the transaction.

The calculation of the gain on the CT Business divestiture is as follows:

Proceeds from cardiothoracic closure business divestiture	$51,000
Inventories—net	(2,893)
Property, plant and equipment—net	(1,299)
Goodwill	(8,645)
Other intangible assets—net	(280)
Cardiothoracic closure business divestiture expenses	(3,793)

Gain on cardiothoracic closure business divestiture	$34,090

6. Stock-Based Compensation

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

2018 Incentive Compensation Plan—On April 30, 2018, the Company’s stockholders approved and adopted the 2018 Incentive Compensation Plan (the “2018 Plan”). The 2018 Plan provides for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company. The 2018 Plan allows for up to 5,726,035 shares of common stock to be issued with respect to awards granted.

2015 Incentive Compensation Plan—On April 14, 2015, the Company’s stockholders approved and adopted the 2015 Incentive Compensation Plan (the “2015 Plan”). The 2015 Plan provided for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company. The 2015 Plan allowed for up to 4,656,587 shares of common stock to be issued with respect to awards granted. With the adoption of the 2018 Plan, new stock options and restricted stock may no longer be awarded under the 2015 Plan.

The following weighted-average assumptions were used to determine the fair value of options under FASB ASC 718:

	Year Ended December 31,
	2018	2017	2016
Expected term (years)	6.50	6.50	6.50
Risk free interest rate	2.75%	2.26%	1.85%
Volatility factor	43.74%	47.39%	45.57%
Dividend yield	—	—	—

Stock Options

Stock options outstanding, exercisable and available for grant at December 31, 2018, are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	4,692,037	$3.86
Granted	722,122	4.32
Exercised	(352,015)	3.53
Forfeited or expired	(766,400)	5.02

Outstanding at December 31, 2018	4,295,744	$3.76	5.73	$1,175

Vested or expected to vest at December 31, 2018	4,062,373	$3.74	5.58	$1,143

Exercisable at December 31, 2018	1,669,844	$3.65	3.54	$493

Available for grant at December 31, 2018	5,454,302

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price. Estimated forfeitures are based on the Company’s historical forfeiture activity. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2018	2017	2016
Stock-based compensation:
Costs of processing and distribution	$132	$132	$140
Marketing, general and administrative	4,553	6,586	3,406
Research and development	60	44	44

Total	$4,745	$6,762	$3,590

As of December 31, 2018, there was $2,059 of total unrecognized stock-based compensation related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 1.72 years.

Other information concerning stock options are as follows:

	Year Ended December 31,
	2018	2017	2016
Weighted average fair value of stock options granted	$2.05	$1.66	$1.55
Aggregate intrinsic value of stock options exercised	349	2,786	12

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.

Restricted Stock Awards

The value of restricted stock awards is determined by the market value of the Company’s common stock at the date of grant. In 2018, restricted stock awards in the amount of 686,038 shares and 141,176 shares was granted to employees and non-employee directors, respectively. As of December 31, 2018, there was $3,079 of total unrecognized stock-based compensation related to unvested restricted stock awards. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.60 years. The following table summarizes information about unvested restricted stock awards as of December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2018	1,120,190	$4.15
Granted	827,214	4.29
Vested	(592,705)	4.09
Forfeited	(279,484)	4.13

Unvested at December 31, 2018	1,075,215	$4.29

Inducement Grant

President and Chief Executive Officer

On January 26, 2017, the Company issued an inducement grant to its President and Chief Executive Officer, Mr. Camille Farhat. This grant was in the form of: (1) a restricted stock award agreement (the “Restricted Stock Agreement #1”); (2) another restricted stock award agreement (the “Restricted Stock Agreement #2”); and (3) a stock option agreement.

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

The unaccelerated shares of restricted Common Stock granted under the Restricted Stock Agreement #1 will vest under vesting schedule contained in the Restricted Stock Agreement #1. Pursuant to the Restricted Stock Agreement #1 vesting schedule, 170,000 of the unaccelerated restricted shares vested on January 26, 2018, and the remaining unaccelerated restricted shares will vest in 42,500 share increments on the last day of each calendar quarter commencing on March 31, 2018, continuing until all unaccelerated restricted shares have vested. Under the terms of the Amendment, the final tranche of shares of restricted Common Stock granted under the Restricted Stock Agreement #1 will vest as of June 30, 2019, instead of on December 31, 2021, which would have been the case if no acceleration occurred.

Under the Restricted Stock Agreement #2, the Company granted Mr. Farhat 150,000 shares of restricted common stock. These 150,000 restricted shares became fully vested, effective May 18, 2017.

Under the Option Agreement, the Company granted Mr. Farhat the option to purchase 1,950,000 shares of common stock. The exercise price for the Stock Options is $3.20. The stock options will expire on January 26, 2022. The stock options will vest based on the Company’s attainment of three average stock price benchmarks. The first 650,000 shares will vest if the Company’s average publicly traded stock price is over $6.00 for a sixty-consecutive calendar day period. The next 650,000 shares will vest if the Company’s average publicly traded stock price is over $7.00 for a sixty-consecutive calendar day period. The final 650,000 shares will vest if the Company’s average publicly traded stock price is over $8.00 for a sixty-consecutive calendar day period. The vesting of the stock options is cumulative.

Chief Financial and Administrative Officer

On September 18, 2017, the Company issued an inducement grant to its Chief Financial and Administrative Officer, Mr. Jonathon Singer. This grant was in the form of: (1) a restricted stock award agreement (the “Restricted Stock Agreement”); and (2) a stock option agreement. This inducement grant was made under the RTI Surgical, Inc. 2015 Incentive Compensation Plan, which was filed with the SEC on May 5, 2015.

Under the Restricted Stock Agreement, the Company granted Mr. Singer 109,890 shares of restricted Common Stock. The shares will vest over a three-year period. On the first anniversary of the grant date, 36,630 shares vested. On the second anniversary of the grant date, an additional 36,630 shares will vest. On the third anniversary of the grant date, the final 36,630 shares will vest.

Under the Option Agreement, the Company granted Mr. Singer the option to purchase 306,900 shares of Common Stock, as of the grant date. The exercise price for the Stock Options is $4.55 per share. The stock options will expire on September 18, 2027. The stock options will vest based the Company’s attainment of three average stock price benchmarks. The first 102,300 shares will vest if the Company’s average publicly traded stock price is over $7.00 per share for a sixty-consecutive calendar day period. The next 102,300 shares will vest if the Company’s average publicly traded stock price is over $8.00 per share for a sixty-consecutive calendar day period. The final 102,300 shares will vest if the Company’s average publicly traded stock price is over $9.00 per share for a sixty-consecutive calendar day period. The vesting of the stock options is cumulative.

7. Inventories

Inventories by stage of completion are as follows:

	December 31,
	2018	2017
Unprocessed tissue, raw materials and supplies	$24,211	$22,071
Tissue and work in process	31,796	40,481
Implantable tissue and finished goods	51,464	49,375

	$107,471	$111,927

For the years ended December 31, 2018, 2017, and 2016, the Company had inventory write-downs of $15,122, $5,066 and $13,880, respectively, relating primarily to excess quantities and obsolescence of inventories. Included in the year ended December 31, 2018, are $1,023 of product obsolescence related to the rationalization of our international distribution infrastructure and $6,559 of inventory write-off related to lower distributions of the Company’s map3® implant. Included in the year end December 31, 2016, are $9,556 of inventory write-off primarily relating to excess quantities of sports inventory.

8. Prepaid and Other Current Assets

Prepaid and Other Current Assets are as follows:

	December 31,
	2018	2017
Income tax receivable	$3,920	$9,825
Receivable for executive stock option exercise	—	1,234
Prepaid expenses	4,127	3,521
Other	744	1,705

	$8,791	$16,285

9. Property, Plant and Equipment

Property, plant and equipment are as follows:

	December 31,
	2018	2017
Land	$2,020	$2,020
Buildings and improvements	58,093	57,954
Processing equipment	42,599	44,137
Surgical instruments	24,070	21,256
Office equipment, furniture and fixtures	1,877	1,352
Computer equipment and software	18,873	19,332
Construction in process	8,934	5,980

	156,466	152,031
Less accumulated depreciation	(78,512)	(72,467)

	$77,954	$79,564

For the years ended December 31, 2018, 2017, and 2016, the Company had depreciation expense in connection with property, plant and equipment of $10,619, $10,513, and $12,835, respectively. For the year ended December 31, 2018, the Company recorded asset impairment and abandonment charges of $1,797, relating to lower distributions of our map3® implant. In addition, on October 20, 2017, the Company sold an owned property previously used for administrative, distribution and marketing functions for $1,818 net of selling costs.

10. Goodwill

The change in the carrying amount of goodwill for the year ended December 31, 2018, is as follows:

	Year Ended December 31,
	2018	2017
Balance at January 1	$46,242	$54,887
Goodwill acquired related to Zyga acquisition	13,556	—
Goodwill disposed of related to sale of Cardiothoracic closure business	—	8,645

Balance at December 31	$59,798	$46,242

Goodwill acquired during the year ended December 31, 2018, includes the excess of the Zyga purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed.

The Company considered the decreased forecasted distributions of our map3® implant to be a triggering event for long-lived asset impairment testing. As a result, the Company performed a goodwill impairment analysis on its sole reporting unit during the quarter ended June 30, 2018, and based on the analysis, the Company concluded its goodwill was not impaired.

11. Other Intangible Assets

Other intangible assets are as follows:

	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$16,092	$4,194	$11,373	$4,890
Acquired licensing rights	11,852	6,468	14,747	9,097
Marketing and procurement intangible assets	20,356	11,279	20,603	9,666

Total	$48,300	$21,941	$46,723	$23,653

For the years ended December 31, 2018, 2017, and 2016, the Company had amortization expense of other intangible assets of $3,950, $3,713, and $3,675, respectively. For the year ended December 31, 2018, the Company recorded asset impairment and abandonment charges of $2,718 relating to lower distributions of our map3® implant.

At December 31, 2018, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense
2019	$4,200
2020	4,100
2021	4,100
2022	4,100
2023	1,800

12. Fair Value Information

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy defines a three-level valuation hierarchy for classification and disclosure of fair value measurements as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

On January 4, 2018, the Company acquired Zyga as further explained in Note 4 above. The Company estimates a contingent liability related to the clinical milestone and revenue based earnout of $4,986. The fair value of the contingent liability was measured using Level 3 inputs.Long-lived assets, including property and equipment and intangible assets subject to amortization were impaired and written down to their estimated fair values during the second quarter of 2018 and the fourth quarter of 2016. Fair value is measured as of the impairment date using Level 3 inputs. The long-lived asset level 3 fair value was determined using a market approach, which used inputs that included replacement costs (unobservable), physical deterioration estimates (unobservable), economic obsolescence (unobservable), and market sales data for comparable assets.

The following table summarizes impairments of long-lived assets and the related post impairment fair values of the corresponding assets for the year ended December 31, 2016 and 2018:

	Year Ended December 31, 2016
	Impairment	Fair Value
Property, plant and equipment—net	$4,717	$4,708
Other intangible assets—net	718	150

	$5,435	$4,858

	Year Ended December 31, 2018
	Impairment	Fair Value
Property, plant and equipment—net	$1,797	$—
Other intangible assets—net	2,718	—

	$4,515	$—

No impairments on long-lived assets were recorded for the year ended December 31, 2017.

13. Accrued Expenses

Accrued expenses are as follows:

	December 31,
	2018	2017
Accrued compensation	$8,678	$8,257
Accrued severance and restructuring costs	931	3,279
Accrued executive transition costs	43	2,300
Accrued distributor commissions	3,907	3,889
Accrued donor recovery fees	4,088	4,144
Other	7,036	3,741

	$24,683	$25,610

14. Short and Long-Term Obligations

Short and long-term obligations are as follows:

	December 31, 2018	December 31, 2017
Term loan	$—	$24,250
Revolving credit facility	50,000	22,500
Less unamortized debt issuance costs	(927)	(406)

Total	49,073	46,344
Less current portion	—	(4,268)

Long-term portion	$49,073	$42,076

On June 5, 2018, the Company terminated its 2017 loan agreement with TD Bank, N.A. and First Tennessee Bank National Association. The 2017 loan agreement provided for a revolving credit facility in the aggregate principal amount of $42,500. Borrowings under the 2017 loan agreement had an interest rate per annum equal to monthly LIBOR plus a margin of up to 3.50%. The maturity date of the revolving credit facility was September 15, 2019.

On June 5, 2018, the Company entered into a Credit Agreement (the “2018 Credit Agreement”), as borrowers, with JP Morgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto, the “Lenders”) and as administrative agent for the Lenders. The 2018 Credit Agreement provides for a revolving credit facility in the aggregate principal amount of up to $100,000 (the “Facility”). The Company and Pioneer will be able to, at their option, and subject to customary conditions and Lender approval, request an increase to the Facility by up to $50,000.

The Facility is guaranteed by the Company’s domestic subsidiaries and is secured by: (i) substantially all of the assets of the Company and Pioneer; (ii) substantially all of the assets of each of the Company’s domestic subsidiaries; and (iii) 65% of the stock of the Company’s foreign subsidiaries.

The initial borrowings made under the 2018 Credit Agreement will bear interest at a rate per annum equal to the monthly REVLIBOR30 Rate (“CBFR Loans”) plus an adjustable margin of up to 2.00% (the “CBFR Rate”). The Company may elect to convert the interest rate for the initial borrowings to a rate per annum equal to the adjusted LIBO Rate (“Eurodollar Loans”) plus an adjustable margin of up to 2.00% (the “Eurodollar Rate”). For all subsequent borrowings, the Company may elect to apply either the CBFR Rate or Eurodollar Rate. The applicable margin is subject to adjustment after the end of each fiscal quarter, based upon the Company’s average quarterly availability. The maturity date of the Facility is June 5, 2023. The Company may make optional prepayments on the Facility without penalty. The Company paid certain customary closing costs and bank fees upon entering into the 2018 Credit Agreement in the amount of $1,049.

The Company is subject to certain affirmative and negative covenants, including (but not limited to), covenants limiting the Company’s ability to: incur certain additional indebtedness; create certain liens; enter into sale and leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to another person. The Company is required to maintain a minimum fixed charge coverage ratio of at least 1.00:1.00 (the “Required Minimum Fixed Charge Coverage Ratio”) during either of the following periods (each, a “Covenant Testing Period”): (i) a period beginning on a date that a default has occurred and is continuing under the loan documents entered into by the Company in conjunction with the 2018 Credit Agreement through the first date on which no default has occurred and is continuing; or (ii) a period beginning on a date that availability under the Facility is less than the specified covenant testing threshold and continuing until availability under the Facility is greater than or equal to the specified covenant testing threshold for thirty (30) consecutive days. The Required Minimum Fixed Charge Coverage Ratio is measured on the last day of each calendar month during the Covenant Testing Period (each a “Calculation Date”), and is calculated using the minimum fixed charge coverage ratio for the twelve (12) consecutive months ending on each Calculation Date. The amounts owed under the 2018 Credit Agreement may be accelerated upon the occurrence of certain events of default customary for facilities for similarly rated borrowers.

At December 31, 2018, the interest rate for the Facility was 4.10%. As of December 31, 2018, there was $50,000 outstanding on the Facility and total remaining available credit on the Facility was $43,713. The Company’s ability to access the Facility is subject to and can be limited by the Company’s compliance with the Company’s financial and other covenants. The Company was in compliance with the financial covenants related to the Facility as of December 31, 2018.

Interest expense associated with the amortization of debt issuance costs for the years ended December 31, 2018, 2017 and 2016 was $528, $409 and $202, respectively. For the year ended December 31, 2018, loss on extinguishment of debt associated with refinancing the Company’s debt was $309.

15. Income Taxes

The Company’s income tax benefit (provision) consists of the following components:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$1,305	$(3,176)	$(150)
State	(110)	(915)	(92)
International	(376)	—	456

Total current	819	(4,091)	214

Deferred:
Federal	2,059	(14,340)	2,477
State	(2,519)	(1,022)	562
International	3,972	—	(192)

Total deferred	3,512	(15,362)	2,847

Total income tax benefit (provision)	$4,331	$(19,453)	$3,061

The Company’s deferred tax assets and liabilities consists of the following components:

	December 31, 2018		December 31, 2017
	Deferred Income Tax		Deferred Income Tax
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$444	$—	$186	$—
Accrued liabilities	2,083	—	2,072	—
Deferred compensation	1,372	—	1,783	—
Fixed assets and intangibles	—	(5,862)	—	(7,370)
Inventory	7,631	—	5,905	—
Net operating losses	8,198	—	8,106	—
Revenue	650	—	1,874	—
Tax credits	6,087	—	4,387	—
Other	—	—	—	(110)
Valuation allowance	(3,093)	—	(7,258)	—

Total	$23,372	$(5,862)	$17,055	$(7,480)

The Company expects its deferred tax assets of $17,510 net of the valuation allowance at December 31, 2018 of $3,093, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

On December 22, 2017, the US government enacted the Tax Legislation. The Tax Legislation makes broad and complex changes to the U.S. tax code including, but not limited to the following:

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

The Company has completed its accounting for the tax effects of the Tax Legislation. In 2018, the Company recorded a tax benefit of $650, and in 2017, the Company recorded a tax provision of $2,187, relating to the revaluation of deferred tax assets and transition tax.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As such, valuation allowances of $3,093 and $7,258 have been established at December 31, 2018 and December 31, 2017, respectively, against a portion of the deferred tax assets.

As of December 31, 2018, the Company has U.S. federal net operating loss carryforwards of $9,973 that will expire in years 2026 through 2037. In addition, the Company has U.S. federal net operating loss carryforwards of $1,337 that will carryforward indefinitely. As of December 31, 2018, the Company has U.S. state net operating loss carryforwards of $41,844 that will expire in the years 2022 through 2038. As of December 31, 2018, the Company has foreign net operating loss carryforwards of $13,754 that will carryfoward indefinitely.

As of December 31, 2018, the Company has research tax credit carryforwards of $6,364 that will expire in years 2029 through 2038.

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

On a rolling three-years, the Company’s consolidated U.S. operations are in a cumulative income position. However, one U.S. entity (“Entity”) is in a three-year cumulative loss position. The Company has established a valuation allowance on the Entity’s separate state deferred tax assets.

The Company’s foreign operations are in three-year cumulative loss position. Future taxable income exclusive of reversing temporary differences and carryforwards is one source of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards. Beginning in 2017 the company began a restructuring plan, which was finalized in 2018. The efforts under this plan have led the Company to achieve operational excellence and a reduction in complexities which resulted in current year positive earnings within its foreign subsidiary. The changes within the operations are projected to generate future taxable earnings. The Company considers the current year and future earnings to be objectively verifiable evidence which will allow the Company to fully utilize its foreign deferred tax assets. The Company believes this positive evidence outweighs the negative evidence of its foreign subsidiaries’ cumulative three-year loss position, resulting in a release of allowance related to foreign deferred tax assets.

The Company will continue to regularly assess the realizability of our deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

As of December 31, 2018, the Company has $1,087 of unrecognized tax benefits, which was recorded net against deferred tax assets in the accompanying consolidated balance sheet.

The Company’s unrecognized tax benefits are summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Opening balance	$1,591	$1,591	$1,986
Reductions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(415)	—	(60)
Reductions for expiration of statute of limitations	(88)	—	(335)

	$1,087	$1,591	$1,591

The unrecognized tax benefits if recognized, would favorably impact the Company’s effective tax rate.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. There were no interest and penalties recorded in 2018, 2017 and 2016 and no interest and penalties accrued at December 31, 2018 and 2017.

During the year ended December 31, 2018, the Internal Revenue Service (“IRS”) completed its examination of the Company’s 2015 U.S. federal income tax return. No material adjustments were recorded to the Company’s consolidated financial statements as a result of the examination.

The effective tax rate differs from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2018	2017	2016
Statutory federal rate	21.00%	35.00%	35.00%
State income taxes—net of federal tax benefit	(6.07%)	2.43%	1.73%
Foreign rate differential	19.02%	2.85%	(3.29%)
Acquisition expenses	(9.61%)	—	—
Goodwill disposal	—	11.76%	—
Life insurance	5.19%	—	—
Officer compensation	(10.43%)	4.26%
Stock-based compensation	(5.16%)	6.18%	—
Tax credits	11.46%	(4.62%)	7.02%
Tax legislation	12.22%	8.50%	—
Valuation allowances	29.03%	5.94%	(21.71%)
Uncertain tax positions	9.08%	—	—
Other reconciling items, net	1.87%	3.32%	(1.22%)

Effective tax rate	77.60%	75.62%	17.53%

For the years ended December 31, 2018, 2017 and 2016, the Company had no individually significant other reconciling items.

16. Preferred Stock

Preferred stock is as follows:

	Preferred Stock Liquidation Value	Preferred Stock Issuance Costs	Net Total
Balance at January 1, 2016	$57,168	$(845)	$56,323
Accrued dividend	3,508	—	3,508
Amortization of preferred stock issuance costs	—	185	185

Balance at December 31, 2016	60,676	(660)	60,016
Accrued dividend	3,723	—	3,723
Amortization of preferred stock issuance costs	—	184	184

Balance at December 31, 2017	64,399	(476)	63,923
Accrued dividend	2,120	—	2,120
Amortization of preferred stock issuance costs	—	183	183

Balance at December 31, 2018	$66,519	$(293)	$66,226

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

On August 1, 2018, the Company and WSHP Biologics Holdings, LLC, a related party, entered into an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of RTI Surgical, Inc. (the “Amended and Restated Certificate of Designation”). Pursuant to the Amended and Restated Certificate of Designation: (1) dividends on the Series A Preferred Stock will not accrue after July 16, 2018 (in the event of a default by the Company, dividends will begin accruing and will continue to accrue until the default is cured); (2) the Company may not force a redemption of the Series A Preferred Stock prior to July 16, 2020; and (3) the holders of the Series A Preferred Stock may not convert the Series A Preferred Stock into common stock prior to July 16, 2021 (with certain exceptions). The Company evaluated and concluded on a qualitative basis the amendment qualifies as modification accounting to the preferred shares, which did not result in a change in the valuation of the shares.

17. Stockholders’ Equity

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

18. Executive Transition Costs

The Company recorded Chief Executive Officer retirement and transition costs related to the retirement of our former Chief Executive Officer pursuant to the Executive Transition Agreement dated August 29, 2012 (as amended and extended to date), which resulted in $4,404 of expenses for the year ended December 31, 2016. The total Chief Executive Officer retirement and transition costs are expected to be paid in full in the first quarter of 2019. In addition, the Company recorded executive transition costs of $2,781 as a result of hiring a new Chief Executive Officer and Chief Financial and Administrative Officer for the year ended December 31, 2017, separately disclosed on the Consolidated Statements of Comprehensive (Loss) Income. The total executive transition costs of which $1,169 is cash basis was paid in full in 2018. The following table includes a rollforward of executive transition costs included in accrued expenses, see Note 13.

Accrued executive transition costs at January 1, 2016	$—
Executive transition costs accrued in 2016	4,404
Stock-based compensation	(1,535)
Cash payments	(463)

Accrued executive transition costs at December 31, 2016	2,406

Executive transition costs accrued in 2017	2,781
Stock-based compensation	(1,612)
Cash payments	(1,275)

Accrued executive transition costs at December 31, 2017	2,300

Cash payments	(2,257)

Accrued executive transition costs at December 31, 2018	$43

19. Severance and Restructuring Costs

The Company recorded severance and restructuring costs related to the reduction of our organizational structure which resulted in $2,146 of expenses for the year ended December 31, 2016. The total severance and restructuring costs were paid in full in the first quarter of 2018. Severance and restructuring payments were made over periods ranging from one month to twelve months and did not have a material impact on cash flows of the Company in any quarterly period.

The Company recorded severance and restructuring costs related to the reduction of our organizational structure which resulted in $12,173 of expenses for the year ended December 31, 2017. The total severance and restructuring costs were paid in full in the fourth quarter of 2018. Severance and restructuring payments were made over periods ranging from one month to twelve months and did not have a material impact on cash flows of the Company in any quarterly period.

The Company recorded severance and restructuring costs related to the reduction of our organizational structure which resulted in $2,280 of expenses for the year ended December 31, 2018. The total severance and restructuring costs are expected to be paid in full by the fourth quarter of 2019. Severance and restructuring payments are made over periods ranging from one month to twelve months and are not expected to have a material impact on cash flows of the Company in any quarterly period.

The following table includes a rollforward of severance and restructuring costs included in accrued expenses, see Note 13.

Accrued severance and restructuring charges at January 1, 2016	$865
Severance and restructuring expenses accrued in 2016	2,146
Severance and restructuring cash payments	(1,866)
Asset abandonments	(640)

Accrued severance and restructuring charges at December 31, 2016	505

Severance and restructuring expenses accrued in 2017	12,173
Severance and restructuring cash payments	(8,246)
Stock based compensation	(1,153)

Accrued severance and restructuring charges at December 31, 2017	3,279

Severance and restructuring expenses accrued in 2018	2,280
Severance and restructuring cash payments	(4,628)

Accrued severance and restructuring charges at December 31, 2018	$931

20. Retirement Benefits

The Company has a qualified 401(k) plan available to all U.S. employees who meet certain eligibility requirements. The 401(k) plan allows each employee to contribute up to the annual maximum allowed under the Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee’s earnings. For the years ended December 31, 2018, 2017 and 2016, the amounts expensed under the plan were $2,757, $3,036 and $3,094, respectively.

21. Concentrations of Risk

Distribution—The Company’s principal concentration of risk is related to its limited distribution channels. The Company’s revenues include the distribution efforts of fourteen independent companies with significant revenues coming from three of the distribution companies, Zimmer Biomet Holdings Inc. (“Zimmer”), Medtronic, PLC (“Medtronic”) and DePuy Synthes (“Synthes”), a Johnson & Johnson Inc. subsidiary. The following table presents percentage of total revenues derived from the Company’s largest distributors:

	Year Ended December 31,
	2018	2017	2016
Percent of revenues derived from:
Distributor
Zimmer	21%	17%	16%
Medtronic	8%	9%	9%
Synthes	5%	4%	4%

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

Tissue Supply—The Company’s operations are dependent on the availability of tissue from human donors. For all of the tissue recoveries, the Company relies on the efforts of independent procurement agencies to educate the public and increase the willingness to donate bone tissue. These procurement agencies may not be able to obtain sufficient tissue to meet present or future demands. Any interruption in the supply of tissue from these procurement agencies could have a material adverse effect on the Company’s operations.

22. Commitments and Contingencies

Agreement to acquire Paradigm—On November 1, 2018, the Company entered into a definitive agreement to acquire Paradigm Spine, LLC (“Paradigm”) in a cash and stock transaction valued at up to $300,000, consisting of $150,000 at closing plus potential future milestone payments. Established in 2005, Paradigm’s primary product is the coflex® Interlaminar Stabilization® device, a differentiated and minimally invasive motion preserving stabilization implant that is FDA premarket approved for the treatment of moderate to severe LSS in conjunction with decompression. The transaction is expected to close by the end of the first quarter of 2019 and is subject to the satisfaction of customary closing conditions and applicable regulatory approvals.

Under the terms of the agreement, the Company will pay $100,000 in cash and issue 10,729,614 shares of RTI common stock at closing, and revenue based earnout consideration of up to $150,000 in a combination of cash and RTI common stock. The shares of RTI stock to be issued at closing were valued based on the volume weighted average closing trading price for the five trading days prior to the date of execution of the definitive agreement, representing $50,000 of value. RTI intends to fund the cash portion of the consideration with approximately $100,000 in new, fully-committed debt financing. The Company has not completed its preliminary purchase price allocation.

Acquisition of Zyga—On January 4, 2018, the Company acquired Zyga, a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21,000 in consideration paid at closing (consisting of borrowings of $18,000 on our revolving credit facility and $3,000 cash on hand), $1,000 contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to an additional $35,000. Based on a probability weighted model, the Company estimates a contingent liability related to the clinical milestone and revenue based earnout of $4,986.

Distribution Agreement with A&E—On August 3, 2017, the Company completed the sale of substantially all of the assets related to its CT Business to A&E pursuant to an Asset Purchase Agreement between the Company and A&E (the “Asset Purchase Agreement”). The total cash consideration received by the Company under the Asset Purchase Agreement was composed of $54,000. $3,000 of which was held in escrow (the “Escrow Amount”) to satisfy possible indemnification obligations, of which there were none. As such, the Company earned and received the $3,000 cash consideration in the third quarter of 2018. An additional $5,000 in contingent cash consideration is earned if A&E reaches certain revenue milestones (the “Contingent Consideration”). The Company also earned and received an additional $1,000 in consideration for successfully obtaining certain FDA regulatory clearance. As a part of the transaction, the Company also entered into a multi-year Contract Manufacturing Agreement with A&E (the “Contract Manufacturing Agreement”). Under the Contract Manufacturing Agreement, the Company agreed to continue to support the CT Business by manufacturing existing products and engineering, developing, and manufacturing potential future products for A&E. The Company elected to account for the Contingent Consideration arrangement including the Escrow Amount, as a gain contingency in accordance with ASC 450 Contingencies. As such, the Contingent Consideration and Escrow Amount were excluded in measuring the fair value of the consideration to be received in connection with the transaction.

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

Distribution Agreement with Zimmer Dental Inc.—On September 3, 2010, the Company entered into an exclusive distribution agreement with Zimmer Dental, Inc. (“Zimmer Dental”), a subsidiary of Zimmer, with an effective date of September 30, 2010, as amended from time to time. The Agreement was assigned to Biomet 3i, LLC (“Biomet”), an affiliate of Zimmer Dental, on January 1, 2016. The Agreement has an initial term of ten years. Under the terms of this distribution agreement, the Company agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Biomet has agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Biomet’s exclusive distribution rights, Biomet agreed to the following: 1) payment to the Company of $13.0 million within ten days of the effective date (the “Upfront Payment”); 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually as long as Biomet maintains exclusivity for the term of the contract to be paid at the beginning of each calendar year; and 3) annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Biomet’s ability to distribute the implants, Biomet may be entitled to certain refund rights with respect to the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in this agreement that is based substantially on the occurrence’s effect on Biomet’s revenues. The Upfront Payment, the Annual Exclusivity Fees and the fees associated with distributions of processed tissue are considered to be a single performance obligation. Accordingly, the Upfront Payment and the Annual Exclusivity Fees are deferred as received and are being recognized as other revenues over the term of this distribution agreement based on the expected contractual annual purchase minimums relative to the total contractual minimum purchase requirements in this distribution agreement. Additionally, the Company considered the potential impact of this distribution agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to this distribution agreement.

Distribution Agreement with Davol—On July 13, 2009, the Company and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement: 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019; 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019; and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The non-refundable fees and the fees associated with distributions of processed tissue are considered to be a single performance obligation. Accordingly, the $8,000 and $3,500 exclusivity payments were deferred and were being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013 and in the breast reconstruction market effective January 1, 2015. As a result, the Company recognized additional deferred revenue as other revenues during the three months ended March 31, 2013 and 2015, of $1,715 and $1,500, respectively, due to the acceleration of deferred revenue recognition relating to Davol relinquishing its exclusive distribution rights in the hernia and the breast reconstruction markets. The remaining balance is being recognized as other revenues on a straight-line basis over the remaining term of the amended contract.

The Company’s aforementioned revenue recognition methods related to the Zimmer and Davol distribution agreements do not result in the deferral of revenue less than amounts that would be refundable in the event the agreements were to be terminated in future periods. Additionally, the Company evaluates the appropriateness of the aforementioned revenue recognition methods on an ongoing basis.

Leases—The Company leases certain facilities, items of office equipment and vehicles under non-cancelable operating lease arrangements expiring on various dates beyond 2024. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. Rent expense for the years ended December 31, 2018, 2017, and 2016 was $1,300, $1,325 and $1,378, respectively, and is included as a component of marketing, general and administrative expenses.

Future minimum lease commitments under non-cancelable operating leases as of December 31, 2018 are as follows:

Operating Leases
2019	$1,374
2020	806
2021	276
2022	162
2023	166
2024 and beyond	882

$3,666

23. Legal and Regulatory Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of December 31, 2018 will have a material adverse impact on its financial position or results of operations. The Company’s accounting policy is to accrue for legal costs as they are incurred.

Coloplast—The Company is presently named as co-defendant along with other companies in a small percentage of the transvaginal surgical mesh (“TSM”) mass tort claims being brought in various state and federal courts. The TSM litigation has as its catalyst various Public Health Notifications issued by the FDA with respect to the placement of certain TSM implants that were the subject of 510k regulatory clearance prior to their distribution. The Company does not process or otherwise manufacture for distribution in the U.S. any implants that were the subject of these FDA Public Health Notifications. The Company denies any allegations against it and intends to continue to vigorously defend itself.

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of December 31, 2018, there are a cumulative total of 1,148 Indemnified Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, the impact that current or any future TSM litigation may have on the Company cannot be reasonably estimated.

LifeNet—On June 27, 2018, LifeNet Health, Inc. (“LifeNet”) filed a patent infringement lawsuit in the United States District Court for the Middle District of Florida (since moved to the Northern District of Florida) claiming infringement of five of their patents by the Company. The suit requests damages, enhanced damages, reimbursement of costs and expenses, reasonable attorney fees, and an injunction. The asserted patents are now expired. The Company believes the suit is without merit and will vigorously defend its position.

map3®—On September 30, 2014, the Company received a letter from the FDA regarding its map3® cellular allogeneic bone graft. The letter addresses some technical aspects of the processing of the map3® allograft, as well as language included on the Company’s website. Following the 2014 letter, the FDA conducted an on-site inspection of the Company’s Alachua, Florida facility in April 2017 to assess compliance of the manufacturing and quality controls for its map3® allograft products with the 21 CFR Part 211 (GMP) regulations. A form 483 was issued by the FDA outlining 9 instances of observed non-compliance. The Company worked diligently to resolve all cited observations in a timely manner, however, on November 9, 2017, the FDA issued a warning letter to the Company related to the map3® allograft. The letter reiterated the FDA’s concerns regarding the classification and manufacturing of the map3® allograft. There was no requirement to cease production or to recall distributed allografts from the market.

During the second quarter of 2018 the Company, based on its ongoing dialogue with the FDA and the continued negative impact of the warning letter on map3® distributions, reduced its forecasted distributions for map3® allografts. The reduction in the forecasted distributions was considered an impairment triggering event for the related asset group under the guidance per ASC 360 – Property, Plant, and Equipment. As a result, the Company completed an asset group impairment test utilizing revised long-term forecasts and determined the carrying value was not recoverable. As a result of the valuation analysis, an impairment charge of $1,797 was recorded against property, plant and equipment, and an impairment charge of $2,718 was recorded against acquired licensing rights. Additionally, management performed an analysis to assess the amount of map3® inventory which would more likely than not, not be distributed prior to the inventory’s expiring shelf life and should therefore be written down. Based on the analysis a write-off of $6,559 was recorded which has been reflected within the Costs of processing and distribution line within the Consolidated Statement of Comprehensive (Loss) Income. The asset group impairment was also a trigger for goodwill impairment under ASC 350 – Intangibles – Goodwill and Other. No impairment charges were recorded as a result of the testing.

During the third quarter of 2018, the Company decided to stop procurement, manufacturing and distributing its map3® implants effective October 31, 2018. The map3® product has been either sold or destroyed and is now off the market.

24. Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment composed of four lines of business. Effective January 1, 2018, the reporting of the Company’s lines of business is composed of four franchises or lines of business: spine; sports; OEM and international. The Company’s previous lines of business were composed of: spine; sports medicine and orthopedics; surgical specialties; cardiothoracic; international; and OEM. Effective January 1, 2018, the other revenues category is included in the OEM line of business. The prior year comparable revenue information has been restated to conform to the current year presentation. The Company believes that the change in the reporting of its lines of business is aligned with the Company’s focused strategy of reducing complexity and better understanding of its lines of business. Discrete financial information is not available for these four lines of business. The following table presents revenues from these four franchises and their respective percentages of the Company’s total revenues for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
	(In thousands)
Revenues:
Spine	$79,687	28.4%	$77,514	27.7%	$73,907	27.1%
Sports	54,533	19.4%	57,211	20.5%	54,609	20.0%
OEM	120,682	43.0%	110,710	39.6%	108,093	39.6%
International	25,953	9.2%	25,964	9.3%	25,109	9.2%
Cardiothoracic	—	0.0%	8,164	2.9%	11,147	4.1%

Total revenues	$280,855	100.0%	$279,563	100.0%	$272,865	100.0%

The following table presents property, plant and equipment—net by significant geographic location:

	December 31,
	2018	2017
Property, plant and equipment—net:
Domestic	$72,501	$73,363
International	5,453	6,201

Total	$77,954	$79,564

25. Quarterly Results of Operations (Unaudited)

The following tables sets forth the results of operations for the periods indicated (The quarterly results of operations for the year ended December 31, 2018 reflects our adoption of Financial Accounting Standards Board issued Accounting Standards

Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). We have not adjusted the quarterly results of operations for any other period or as of any other date presented. See Note 3, Revenue from Contracts with Customers.):

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Quarter Ended:
Revenues	$69,890	$70,685	$69,064	$71,216
Gross profit	33,682	30,040	37,655	38,746
Net (loss) income applicable to common shares	(1,931)	(6,441)	2,931	2,071
Net (loss) income per common share:
Basic	$(0.03)	$(0.10)	$0.05	$0.03
Diluted	$(0.03)	$(0.10)	$0.04	$0.03

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Quarter Ended:
Revenues	$69,939	$72,120	$66,688	$70,816
Gross profit	35,779	36,963	33,511	36,268
Net (loss) income applicable to common shares	(2,782)	(2,613)	16,548	(8,604)
Net (loss) income per common share:
Basic	$(0.05)	$(0.04)	$0.28	$(0.14)
Diluted	$(0.05)	$(0.04)	$0.22	$(0.14)

26. Subsequent Events

The Company evaluated subsequent events as of the issuance date of the consolidated financial statements as defined by FASB ASC 855 Subsequent Events, and identified no subsequent events that require adjustment to, or disclosure of, in these consolidated financial statements.

RTI SURGICAL, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions- Write-offs, Payments	Balance at End of Period
For the year ended December 31, 2018:
Allowance for doubtful accounts	$1,471	$1,085	$176	$2,380
Allowance for product returns	1,110	110	703	517
Allowance for excess and obsolescence	8,102	15,122	7,871	15,353
Deferred tax asset valuation allowance	7,258	2,368	6,533	3,093

For the year ended December 31, 2017:
Allowance for doubtful accounts	1,728	418	675	1,471
Allowance for product returns	629	528	47	1,110
Allowance for excess and obsolescence	14,798	5,066	11,762	8,102
Deferred tax asset valuation allowance	4,916	1,668	(674)	7,258

For the year ended December 31, 2016:
Allowance for doubtful accounts	1,454	645	371	1,728
Allowance for product returns	714	250	335	629
Allowance for excess and obsolescence	7,083	13,880	6,165	14,798
Deferred tax asset valuation allowance	1,106	3,833	23	4,916

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 2019	RTI SURGICAL, INC.

	By:	/s/ Camille I. Farhat
Camille I. Farhat
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Camille I. Farhat Camille I. Farhat	President and Chief Executive Officer (Principal Executive Officer) and Director	March 5, 2019

/s/ Jonathon M. Singer Jonathon M. Singer	Chief Financial and Administrative Officer, Corporate Secretary (Principal Financial and Chief Accounting Officer)	March 5, 2019

/s/ Curt M. Selquist Curt M. Selquist	Chairman	March 5, 2019

/s/ Peter F. Gearen Peter F. Gearen	Vice Chairman	March 5, 2019

/s/ Thomas A. McEachin Thomas A. McEachin	Director	March 5, 2019

/s/ Mark D. Stolper Mark D. Stolper	Director	March 5, 2019

/s/ Christopher R. Sweeney Christopher R. Sweeney	Director	March 5, 2019

/s/ Paul G. Thomas Paul G. Thomas	Director	March 5, 2019

/s/ Nicholas J. Valeriani Nicholas J. Valeriani	Director	March 5, 2019

/s/ Shirley A. Weis Shirley A. Weis	Director	March 5, 2019